Form 10-Q
period 2015-03-31
CITIZENS & NORTHERN CORP
filed 2015-05-08
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	12,198,511 Shares Outstanding on May 4, 2015

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data) (Unaudited)	March 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks:
Noninterest-bearing	$17,568	$14,812
Interest-bearing	18,862	21,235
Total cash and due from banks	36,430	36,047
Available-for-sale securities, at fair value	527,814	516,807
Loans held for sale	214	0

Loans receivable	628,345	630,545
Allowance for loan losses	(7,134)	(7,336)
Loans, net	621,211	623,209
Bank-owned life insurance	22,216	22,119
Accrued interest receivable	4,021	3,908
Bank premises and equipment, net	16,154	16,256
Foreclosed assets held for sale	1,583	1,189
Deferred tax asset, net	0	1,668
Intangible asset - Core deposit intangibles	47	52
Intangible asset - Goodwill	11,942	11,942
Other assets	10,326	8,766
TOTAL ASSETS	$1,251,958	$1,241,963

LIABILITIES
Deposits:
Noninterest-bearing	$223,596	$212,439
Interest-bearing	753,038	755,550
Total deposits	976,634	967,989
Short-term borrowings	5,840	5,537
Long-term borrowings	72,988	73,060
Deferred tax liability, net	14	0
Accrued interest and other liabilities	7,379	7,015
TOTAL LIABILITIES	1,062,855	1,053,601

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued at March 31, 2015 and December 31, 2014	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2015 and 2014; issued 12,655,171 at March 31, 2015 and December 31, 2014	12,655	12,655
Paid-in capital	71,074	71,541
Retained earnings	106,201	105,550
Treasury stock, at cost; 461,987 shares at March 31, 2015 and 375,191 shares at December 31, 2014	(8,493)	(6,744)
Sub-total	181,437	183,002
Accumulated other comprehensive income:
Unrealized gain on available-for-sale securities	7,654	5,281
Defined benefit plans gain	12	79
Total accumulated other comprehensive income	7,666	5,360
TOTAL STOCKHOLDERS' EQUITY	189,103	188,362
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,251,958	$1,241,963

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income	3 Months Ended
(In Thousands Except Per Share Data) (Unaudited)	March 31,	March 31,
	2015	2014
INTEREST INCOME
Interest and fees on loans	$7,709	$7,998
Interest on balances with depository institutions	26	30
Interest on loans to political subdivisions	349	373
Interest on mortgages held for sale	2	3
Income from available-for-sale securities:
Taxable	1,974	1,802
Tax-exempt	1,016	1,111
Dividends	87	89
Total interest and dividend income	11,163	11,406
INTEREST EXPENSE
Interest on deposits	486	554
Interest on short-term borrowings	1	5
Interest on long-term borrowings	726	729
Total interest expense	1,213	1,288
Net interest income	9,950	10,118
Provision (credit) for loan losses	3	(311)
Net interest income after provision (credit) for loan losses	9,947	10,429
OTHER INCOME
Service charges on deposit accounts	1,022	1,223
Service charges and fees	113	127
Trust and financial management revenue	1,114	1,047
Brokerage revenue	219	227
Insurance commissions, fees and premiums	40	32
Interchange revenue from debit card transactions	474	453
Net gains from sale of loans	147	151
(Decrease) increase in fair value of servicing rights	(117)	105
Increase in cash surrender value of life insurance	97	88
Other operating income	378	298
Sub-total	3,487	3,751
Realized gains on available-for-sale securities, net	74	31
Total other income	3,561	3,782
OTHER EXPENSES
Salaries and wages	3,487	3,565
Pensions and other employee benefits	1,385	1,319
Occupancy expense, net	722	715
Furniture and equipment expense	454	472
FDIC Assessments	151	147
Pennsylvania shares tax	249	341
Professional fees	122	148
Automated teller machine and interchange expense	246	211
Software subscriptions	197	190
Other operating expense	1,451	1,416
Total other expenses	8,464	8,524
Income before income tax provision	5,044	5,687
Income tax provision	1,229	1,399
NET INCOME	$3,815	$4,288
NET INCOME PER SHARE - BASIC	$0.31	$0.35
NET INCOME PER SHARE - DILUTED	$0.31	$0.34

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income

(In Thousands) (Unaudited)

	3 Months Ended
	March 31,
	2015	2014
Net income	$3,815	$4,288

Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	3,725	5,334
Reclassification adjustment for gains realized in income	(74)	(31)
Other comprehensive gain on available-for-sale securities	3,651	5,303

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in accumulated other comprehensive (loss) gain	(100)	141
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(3)	(4)
Other comprehensive (loss) gain on unfunded retirement obligations	(103)	137

Other comprehensive income before income tax	3,548	5,440
Income tax related to other comprehensive income	(1,242)	(1,905)

Net other comprehensive income	2,306	3,535

Comprehensive income	$6,121	$7,823

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS	3 Months Ended
(In Thousands) (Unaudited)	March 31,	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,815	$4,288
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	3	(311)
Realized gains on available-for-sale securities, net	(74)	(31)
Realized loss on foreclosed assets	13	31
Depreciation expense	469	498
Accretion and amortization on securities, net	383	356
Accretion and amortization on loans and deposits, net	(5)	(7)
Decrease (increase) in fair value of servicing rights	117	(105)
Increase in cash surrender value of life insurance	(97)	(88)
Stock-based compensation	150	212
Amortization of core deposit intangibles	5	9
Deferred income taxes	440	621
Gains on sales of loans, net	(147)	(151)
Origination of loans for sale	(4,150)	(4,773)
Proceeds from sales of loans	4,052	4,805
Increase in accrued interest receivable and other assets	(1,752)	(864)
Increase in accrued interest payable and other liabilities	487	1,961
Net Cash Provided by Operating Activities	3,709	6,451
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	0	240
Proceeds from sales of available-for-sale securities	861	27,514
Proceeds from calls and maturities of available-for-sale securities	19,400	13,848
Purchase of available-for-sale securities	(28,152)	(36,004)
Redemption of Federal Home Loan Bank of Pittsburgh stock	485	955
Purchase of Federal Home Loan Bank of Pittsburgh stock	(546)	(120)
Net decrease in loans	1,402	17,753
Purchase of premises and equipment	(367)	(90)
Return of principal on limited liability entity investments	54	42
Proceeds from sale of foreclosed assets	191	270
Net Cash (Used in) Provided by Investing Activities	(6,672)	24,408
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	8,645	7,317
Net increase (decrease) in short-term borrowings	303	(18,655)
Repayments of long-term borrowings	(72)	(68)
Purchase of treasury stock	(3,022)	0
Sale of treasury stock	279	62
Tax benefit from compensation plans	42	40
Common dividends paid	(2,829)	(2,847)
Net Cash Provided by (Used in) Financing Activities	3,346	(14,151)
INCREASE IN CASH AND CASH EQUIVALENTS	383	16,708
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	31,619	38,591
CASH AND CASH EQUIVALENTS, END OF YEAR	$32,002	$55,299

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$598	$730
Accrued purchase of available-for-sale securities	$0	$1,736
Interest paid	$1,201	$1,290
Income taxes paid	$175	$270

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders' Equity
(In Thousands Except Share and Per Share Data)						Accumulated
(Unaudited)						Other
						Comprehensive
	Common	Treasury	Common	Paid-in	Retained	Income	Treasury
	Shares	Shares	Stock	Capital	Earnings	(Loss)	Stock	Total
Three Months Ended March 31, 2015:
Balance, December 31, 2014	12,655,171	375,191	$12,655	$71,541	$105,550	$5,360	($6,744)	$188,362
Net income					3,815			3,815
Other comprehensive income, net						2,306		2,306
Cash dividends declared on common stock, $.26 per share					(3,201)			(3,201)
Shares issued for dividend reinvestment plan		(19,239)					372	372
Treasury stock purchased		155,800					(3,022)	(3,022)
Shares issued from treasury related to exercise of stock options		(16,908)		(28)			307	279
Restricted stock granted		(34,800)		(627)			627	0
Forfeiture of restricted stock		1,943		33			(33)	0
Stock-based compensation expense				150				150
Tax benefit from dividends on restricted stock				5				5
Tax benefit from employee benefit plan					37			37
Balance, March 31, 2015	12,655,171	461,987	$12,655	$71,074	$106,201	$7,666	($8,493)	$189,103

Three Months Ended March 31, 2014:
Balance, December 31, 2013	12,596,540	206,477	$12,596	$70,105	$101,216	($993)	($3,452)	$179,472
Net income					4,288			4,288
Other comprehensive income, net						3,535		3,535
Cash dividends declared on common stock, $0.26 per share					(3,227)			(3,227)
Shares issued for dividend reinvestment plan	19,519		20	360				380
Shares issued from treasury related to exercise of stock options		(4,095)		(6)			68	62
Restricted stock granted		(16,711)		(279)			279	0
Forfeiture of restricted stock		1,388		23			(23)	0
Stock-based compensation expense				212				212
Tax effect of stock option exercises				1				1
Tax benefit from dividends on restricted stock				5				5
Tax benefit from employee benefit plan					34			34
Balance, March 31, 2014	12,616,059	187,059	$12,616	$70,421	$102,311	$2,542	($3,128)	$184,762

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF INTERIM PRESENTATION

The consolidated financial information included herein, with the exception of the consolidated balance sheet dated December 31, 2014, is unaudited. Such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity for the interim periods; however, the information does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for a complete set of financial statements.

Operating results reported for the three-month period ended March 31, 2015 might not be indicative of the results for the year ending December 31, 2015. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Three Months Ended March 31, 2015
Earnings per share – basic	$3,815,000	12,268,306	$0.31
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		181,385
Hypothetical share repurchase at $19.78		(160,552)
Earnings per share – diluted	$3,815,000	12,289,139	$0.31

Three Months Ended March 31, 2014
Earnings per share – basic	$4,288,000	12,417,627	$0.35
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		240,960
Hypothetical share repurchase at $19.71		(213,790)
Earnings per share – diluted	$4,288,000	12,444,797	$0.34

Stock options that were anti-dilutive were excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 103,104 shares in the three-month period ended March 31, 2015 and 138,643 shares in the three-month period ended March 31, 2014.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of other comprehensive income, and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended March 31, 2015:
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$3,725	($1,304)	$2,421
Reclassification adjustment for (gains) realized in income	(74)	26	(48)
Other comprehensive income on available-for-sale securities	3,651	(1,278)	2,373

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	(100)	35	(65)
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(3)	1	(2)
Other comprehensive loss on unfunded retirement obligations	(103)	36	(67)

Total other comprehensive income	$3,548	($1,242)	$2,306

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended March 31, 2014:
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$5,334	($1,868)	$3,466
Reclassification adjustment for (gains) realized in income	(31)	11	(20)
Other comprehensive income on available-for-sale securities	5,303	(1,857)	3,446

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	141	(49)	92
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(4)	1	(3)
Other comprehensive income on unfunded retirement obligations	137	(48)	89

Total other comprehensive income	$5,440	($1,905)	$3,535

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Changes in the components of accumulated other comprehensive income are as follows and are presented net of tax:

(In Thousands)	Unrealized	Unfunded	Accumulated
	Holding Gains	Pension and	Other
	(Losses)	Postretirement	Comprehensive
	on Securities	Obligations	Income
Three Months Ended March 31, 2015
Balance, beginning of period	$5,281	$79	$5,360
Other comprehensive income before reclassifications	2,421	(65)	2,356
Amounts reclassified from accumulated other comprehensive income	(48)	(2)	(50)
Other comprehensive income	2,373	(67)	2,306
Balance, end of period	$7,654	$12	$7,666

Three Months Ended March 31, 2014
Balance, beginning of period	($1,004)	$11	($993)
Other comprehensive income before reclassifications	3,466	92	3,558
Amounts reclassified from accumulated other comprehensive income	(20)	(3)	(23)
Other comprehensive income	3,446	89	3,535
Balance, end of period	$2,442	$100	$2,542

Items reclassified out of each component of other comprehensive income are as follows:

For the Three Months Ended March 31, 2015
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
securities	($74)	Realized gains on available-for-sale securities, net
	26	Income tax provision
	(48)	Net of tax

Amortization of defined benefit pension and postretirement items
Prior service cost	(7)	Pensions and other employee benefits
Actuarial loss	4	Pensions and other employee benefits
	(3)	Total before tax
	1	Income tax provision
	(2)	Net of tax

Total reclassifications for the period	($50)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

For the Three Months Ended March 31, 2014
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income

Unrealized gains and losses on available-for-sale
securities	($31)	Total before tax
	11	Income tax provision
	(20)	Net of tax

Amortization of defined benefit pension and postretirement items
Prior service cost	(8)	Pensions and other employee benefits
Actuarial loss	4	Pensions and other employee benefits
	(4)	Total before tax
	1	Income tax provision
	(3)	Net of tax

Total reclassifications for the period	($23)

4. CASH AND DUE FROM BANKS

Cash and due from banks at March 31, 2015 and December 31, 2014 include the following:

(In thousands)	March 31,	Dec. 31,
	2015	2014
Cash and cash equivalents	$32,002	$31,619
Certificates of deposit	4,428	4,428
Total cash and due from banks	$36,430	$36,047

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $15,542,000 at March 31, 2015 and $16,853,000 at December 31, 2014.

5. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS

The Corporation measures certain assets at fair value. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) topic 820, “Fair Value Measurements and Disclosures” establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs used in determining valuations into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

At March 31, 2015 and December 31, 2014, assets measured at fair value and the valuation methods used are as follows:

		March 31, 2015
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$27,025	$0	$27,025
Obligations of states and political subdivisions:
Tax-exempt	0	122,502	0	122,502
Taxable	0	37,417	0	37,417
Mortgage-backed securities	0	92,088	0	92,088
Collateralized mortgage obligations, Issued by U.S. Government agencies	0	240,077	0	240,077
Collateralized debt obligations	0	34	0	34
Total debt securities	0	519,143	0	519,143
Marketable equity securities	8,671	0	0	8,671
Total available-for-sale securities	8,671	519,143	0	527,814
Servicing rights	0	0	1,195	1,195
Total recurring fair value measurements	$8,671	$519,143	$1,195	$529,009

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$4,312	$4,312
Valuation allowance	0	0	(700)	(700)
Impaired loans, net	0	0	3,612	3,612
Foreclosed assets held for sale	0	0	1,583	1,583
Total nonrecurring fair value measurements	$0	$0	$5,195	$5,195

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2014
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$26,676	$0	$26,676
Obligations of states and political subdivisions:
Tax-exempt	0	124,839	0	124,839
Taxable	0	33,878	0	33,878
Mortgage-backed securities	0	83,903	0	83,903
Collateralized mortgage obligations, Issued by U.S. Government agencies	0	238,823	0	238,823
Collateralized debt obligations	0	34	0	34
Total debt securities	0	508,153	0	508,153
Marketable equity securities	8,654	0	0	8,654
Total available-for-sale securities	8,654	508,153	0	516,807
Servicing rights	0	0	1,281	1,281
Total recurring fair value measurements	$8,654	$508,153	$1,281	$518,088

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,241	$3,241
Valuation allowance	0	0	(769)	(769)
Impaired loans, net	0	0	2,472	2,472
Foreclosed assets held for sale	0	0	1,189	1,189
Total nonrecurring fair value measurements	$0	$0	$3,661	$3,661

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

Management’s evaluation and selection of valuation techniques and the unobservable inputs used in determining the fair values of assets valued using Level 3 methodologies include sensitive assumptions. Other market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amount calculated by management. At March 31, 2015 and December 31, 2014, quantitative information regarding significant techniques and inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Fair Value at
	3/31/15	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		3/31/15
Servicing rights	$1,195	Discounted cash flow	Discount rate	10.00%	Rate used through modeling period
			Loan prepayment speeds	178.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/14	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/14
Servicing rights	$1,281	Discounted cash flow	Discount rate	10.00%	Rate used through modeling period
			Loan prepayment speeds	156.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	3 Months Ended
	March 31,	March 31,
	2015	2014
Servicing rights balance, beginning of period	$1,281	$1,123
Issuances of servicing rights	31	40
Unrealized (losses) gains included in earnings	(117)	105
Service rights balance, end of period	$1,195	$1,268

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at March 31, 2015 and December 31, 2014. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	Valuation	March 31, 2015		December 31, 2014
	Method(s)	Carrying	Fair	Carrying	Fair
	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$32,002	$32,002	$31,619	$31,619
Certificates of deposit	Level 2	4,428	4,448	4,428	4,443
Available-for-sale securities	See Above	527,814	527,814	516,807	516,807
Restricted equity securities (included in Other Assets)	Level 2	1,645	1,645	1,584	1,584
Loans held for sale	Level 2	214	214	0	0
Loans, net	Level 3	621,211	631,385	623,209	629,267
Accrued interest receivable	Level 2	4,021	4,021	3,908	3,908
Servicing rights	Level 3	1,195	1,195	1,281	1,281

Financial liabilities:
Deposits with no stated maturity	Level 2	742,650	742,650	729,052	729,052
Time deposits	Level 2	233,984	234,823	238,937	239,712
Short-term borrowings	Level 2	5,840	5,775	5,537	5,473
Long-term borrowings	Level 2	72,988	78,872	73,060	78,866
Accrued interest payable	Level 2	116	116	104	104

6. SECURITIES

Amortized cost and fair value of available-for-sale securities at March 31, 2015 and December 31, 2014 are summarized as follows:

		March 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$27,205	$41	($221)	$27,025
Obligations of states and political subdivisions:
Tax-exempt	117,378	5,243	(119)	122,502
Taxable	36,861	620	(64)	37,417
Mortgage-backed securities	90,130	2,002	(44)	92,088
Collateralized mortgage obligations, Issued by U.S. Government agencies	238,794	2,256	(973)	240,077
Collateralized debt obligations	34	0	0	34
Total debt securities	510,402	10,162	(1,421)	519,143
Marketable equity securities	5,636	3,041	(6)	8,671
Total	$516,038	$13,203	($1,427)	$527,814

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2014
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$27,221	$38	($583)	$26,676
Obligations of states and political subdivisions:
Tax-exempt	120,086	5,134	(381)	124,839
Taxable	33,637	415	(174)	33,878
Mortgage-backed securities	82,479	1,493	(69)	83,903
Collateralized mortgage obligations, Issued by U.S. Government agencies	239,620	1,239	(2,036)	238,823
Collateralized debt obligations:	34	0	0	34
Total debt securities	503,077	8,319	(3,243)	508,153
Marketable equity securities	5,605	3,058	(9)	8,654
Total	$508,682	$11,377	($3,252)	$516,807

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:

March 31, 2015	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$10,063	($38)	$14,302	($183)	$24,365	($221)
Obligations of states and political subdivisions:
Tax-exempt	9,894	(102)	753	(17)	10,647	(119)
Taxable	3,451	(16)	4,797	(48)	8,248	(64)
Mortgage-backed securities	0	0	4,021	(44)	4,021	(44)
Collateralized mortgage obligations, Issued by U.S. Government agencies	9,927	(42)	56,761	(931)	66,688	(973)
Total debt securities	33,335	(198)	80,634	(1,223)	113,969	(1,421)
Marketable equity securities	138	(6)	0	0	138	(6)
Total temporarily impaired available-for-sale securities	$33,473	($204)	$80,634	($1,223)	$114,107	($1,427)

December 31, 2014	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$0	$0	$24,020	($583)	$24,020	($583)
Obligations of states and political subdivisions:
Tax-exempt	11,898	(289)	6,991	(92)	18,889	(381)
Taxable	4,240	(22)	9,159	(152)	13,399	(174)
Mortgage-backed securities	0	0	4,160	(69)	4,160	(69)
Collateralized mortgage obligations, Issued by U.S. Government agencies	58,812	(396)	60,897	(1,640)	119,709	(2,036)
Total debt securities	74,950	(707)	105,227	(2,536)	180,177	(3,243)
Marketable equity securities	134	(9)	0	0	134	(9)
Total temporarily impaired available-for-sale securities	$75,084	($716)	$105,227	($2,536)	$180,311	($3,252)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Gross realized gains and losses from available-for-sale securities were as follows:

(In Thousands)	3 Months Ended
	March 31,	March 31,
	2015	2014
Gross realized gains from sales	$74	$202
Gross realized losses from sales	0	(171)
Net realized gains	$74	$31
Income tax provision related to net realized gains	$26	$11

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of March 31, 2015. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$10,363	$10,504
Due from one year through five years	59,183	59,881
Due from five years through ten years	63,377	64,609
Due after ten years	48,555	51,984
Subtotal	181,478	186,978
Mortgage-backed securities	90,130	92,088
Collateralized mortgage obligations, Issued by U.S. Government agencies	238,794	240,077
Total	$510,402	$519,143

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

Investment securities carried at $386,936,000 at March 31, 2015 and $369,945,000 at December 31, 2014 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements.

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

A summary of information management considered in evaluating debt and equity securities for OTTI at March 31, 2015 is provided below.

Debt Securities

At March 31, 2015, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities, including municipal bonds with no external ratings, at March 31, 2015 to be temporary.

The credit rating agencies have withdrawn their ratings on numerous municipal bonds held by the Corporation. At March 31, 2015, the total amortized cost basis of municipal bonds with no external credit ratings was $15,704,000, with an aggregate unrealized gain of $185,000. At the time of purchase, each of these bonds was considered investment grade and had been rated by at least one credit rating agency. Most of the bonds for which credit rating agencies have withdrawn their ratings were insured by an entity that has reported significant financial problems and declines in its regulatory capital ratios, and most of the ratings were removed in the fourth quarter 2009. However, the insurance remains in effect on the bonds. In the third quarter 2013, a credit rating agency withdrew its ratings on several bonds due to changes in its rating methodology related to credit enhancement programs provided by issuers’ state governments. However, the credit enhancement remains in effect on the bonds. None of the unrated municipal bonds has failed to make a scheduled payment.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Equity Securities

The Corporation’s marketable equity securities at March 31, 2015 and December 31, 2014 consisted exclusively of stocks of banking companies. The Corporation had no realized gains or losses from the sale of equity securities in the first quarter of 2015 or the first quarter of 2014. At March 31, 2015, the Corporation held three stocks with an unrealized loss of $6,000 for which management determined an OTTI charge was not required.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh). As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $1,515,000 at March 31, 2015 and $1,454,000 at December 31, 2014. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at March 31, 2015 and December 31, 2014. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

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

Loans outstanding at March 31, 2015 and December 31, 2014 are summarized as follows:

Summary of Loans by Type
(In Thousands)	Mar. 31,	Dec. 31,
	2015	2014
Residential mortgage:
Residential mortgage loans - first liens	$291,612	$291,882
Residential mortgage loans - junior liens	20,896	21,166
Home equity lines of credit	37,049	36,629
1-4 Family residential construction	16,217	16,739
Total residential mortgage	365,774	366,416
Commercial:
Commercial loans secured by real estate	140,851	145,878
Commercial and industrial	51,563	50,157
Political subdivisions	19,479	17,534
Commercial construction and land	7,249	6,938
Loans secured by farmland	7,789	7,916
Multi-family (5 or more) residential	8,673	8,917
Agricultural loans	3,158	3,221
Other commercial loans	13,187	13,334
Total commercial	251,949	253,895
Consumer	10,622	10,234
Total	628,345	630,545
Less: allowance for loan losses	(7,134)	(7,336)
Loans, net	$621,211	$623,209

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either March 31, 2015 or December 31, 2014.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of March 31, 2015 and December 31, 2014, management determined that no allowance for credit losses related to unfunded loan commitments was required.

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month periods ended March 31, 2015 and 2014 was as follows:

Three Months Ended March 31, 2015	December 31,				March 31,
(In Thousands)	2014 Balance	Charge-offs	Recoveries	Provision (Credit)	2015 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,941	($79)	$1	($89)	$2,774
Residential mortgage loans - junior liens	176	0	0	24	200
Home equity lines of credit	322	0	0	0	322
1-4 Family residential construction	214	0	0	(7)	207
Total residential mortgage	3,653	(79)	1	(72)	3,503
Commercial:
Commercial loans secured by real estate	1,758	(115)	0	93	1,736
Commercial and industrial	688	(10)	1	5	684
Political subdivisions	0	0	0	0	0
Commercial construction and land	283	0	0	3	286
Loans secured by farmland	165	0	0	(6)	159
Multi-family (5 or more) residential	87	0	0	(6)	81
Agricultural loans	31	0	0	(2)	29
Other commercial loans	131	0	0	(8)	123
Total commercial	3,143	(125)	1	79	3,098
Consumer	145	(18)	15	(3)	139
Unallocated	395	0	0	(1)	394

Total Allowance for Loan Losses	$7,336	($222)	$17	$3	$7,134

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Three Months Ended March 31, 2014	December 31,				March 31,
(In Thousands)	2013 Balance	Charge-offs	Recoveries	Provision (Credit)	2014 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,974	($19)	$0	($92)	$2,863
Residential mortgage loans - junior liens	294	0	0	(14)	$280
Home equity lines of credit	269	0	0	2	$271
1-4 Family residential construction	168	0	0	(15)	$153
Total residential mortgage	3,705	(19)	0	(119)	3,567
Commercial:
Commercial loans secured by real estate	3,123	(35)	250	(257)	3,081
Commercial and industrial	591	(24)	1	(13)	555
Political subdivisions	0	0	0	0	0
Commercial construction and land	267	(170)	0	150	247
Loans secured by farmland	115	0	0	(17)	98
Multi-family (5 or more) residential	103	0	0	2	105
Agricultural loans	30	0	0	0	30
Other commercial loans	138	0	0	0	138
Total commercial	4,367	(229)	251	(135)	4,254
Consumer	193	(26)	14	(53)	128
Unallocated	398	0	0	(4)	394

Total Allowance for Loan Losses	$8,663	($274)	$265	($311)	$8,343

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of March 31, 2015 and December 31, 2014:

March 31, 2015:		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$280,299	$1,161	$10,077	$75	$291,612
Residential mortgage loans - junior liens	20,236	89	571	0	20,896
Home equity lines of credit	35,259	1,426	364	0	37,049
1-4 Family residential construction	16,198	19	0	0	16,217
Total residential mortgage	351,992	2,695	11,012	75	365,774
Commercial:
Commercial loans secured by real estate	128,097	3,434	9,320	0	140,851
Commercial and Industrial	43,887	6,769	789	118	51,563
Political subdivisions	19,479	0	0	0	19,479
Commercial construction and land	5,153	177	1,919	0	7,249
Loans secured by farmland	5,879	427	1,460	23	7,789
Multi-family (5 or more) residential	8,392	281	0	0	8,673
Agricultural loans	3,135	0	23	0	3,158
Other commercial loans	13,104	83	0	0	13,187
Total commercial	227,126	11,171	13,511	141	251,949
Consumer	10,425	23	174	0	10,622

Totals	$589,543	$13,889	$24,697	$216	$628,345

December 31, 2014:		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$280,094	$1,246	$10,464	$78	$291,882
Residential mortgage loans - junior liens	20,502	112	552	0	21,166
Home equity lines of credit	35,935	294	400	0	36,629
1-4 Family residential construction	16,719	20	0	0	16,739
Total residential mortgage	353,250	1,672	11,416	78	366,416
Commercial:
Commercial loans secured by real estate	133,204	2,775	9,899	0	145,878
Commercial and Industrial	41,751	7,246	1,042	118	50,157
Political subdivisions	17,534	0	0	0	17,534
Commercial construction and land	4,650	266	2,022	0	6,938
Loans secured by farmland	5,990	433	1,468	25	7,916
Multi-family (5 or more) residential	8,629	288	0	0	8,917
Agricultural loans	3,196	0	25	0	3,221
Other commercial loans	13,248	86	0	0	13,334
Total commercial	228,202	11,094	14,456	143	253,895
Consumer	10,095	22	117	0	10,234

Totals	$591,547	$12,788	$25,989	$221	$630,545

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 65% at March 31, 2015) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral

Loans are classified as impaired, when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans, by the fair value of the collateral (if the loan is collateral dependent), by future cash flows discounted at the loan’s effective rate or by the loan’s observable market price.

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Also, all loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment. Loans that are individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually evaluated, but which have not been determined to be impaired, are included in the “Collectively Evaluated” column in the tables summarizing the allowance and associated loan balances as of March 31, 2015 and December 31, 2014.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of March 31, 2015 and December 31, 2014:

March 31, 2015	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$2,551	$289,061	$291,612	$229	$2,545	$2,774
Residential mortgage loans - junior liens	78	20,818	20,896	0	200	200
Home equity lines of credit	0	37,049	37,049	0	322	322
1-4 Family residential construction	0	16,217	16,217	0	207	207
Total residential mortgage	2,629	363,145	365,774	229	3,274	3,503
Commercial:
Commercial loans secured by real estate	6,669	134,182	140,851	85	1,651	1,736
Commercial and industrial	544	51,019	51,563	75	609	684
Political subdivisions	0	19,479	19,479	0	0	0
Commercial construction and land	1,840	5,409	7,249	211	75	286
Loans secured by farmland	1,458	6,331	7,789	100	59	159
Multi-family (5 or more) residential	0	8,673	8,673	0	81	81
Agricultural loans	23	3,135	3,158	0	29	29
Other commercial loans	0	13,187	13,187	0	123	123
Total commercial	10,534	241,415	251,949	471	2,627	3,098
Consumer	0	10,622	10,622	0	139	139
Unallocated						394
Total	$13,163	$615,182	$628,345	$700	$6,040	$7,134

December 31, 2014	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$1,665	$290,217	$291,882	$358	$2,583	$2,941
Residential mortgage loans - junior liens	17	21,149	21,166	0	176	176
Home equity lines of credit	0	36,629	36,629	0	322	322
1-4 Family residential construction	0	16,739	16,739	0	214	214
Total residential mortgage	1,682	364,734	366,416	358	3,295	3,653
Commercial:
Commercial loans secured by real estate	6,537	139,341	145,878	16	1,742	1,758
Commercial and industrial	663	49,494	50,157	82	606	688
Political subdivisions	0	17,534	17,534	0	0	0
Commercial construction and land	1,939	4,999	6,938	211	72	283
Loans secured by farmland	1,470	6,446	7,916	102	63	165
Multi-family (5 or more) residential	0	8,917	8,917	0	87	87
Agricultural loans	25	3,196	3,221	0	31	31
Other commercial loans	0	13,334	13,334	0	131	131
Total commercial	10,634	243,261	253,895	411	2,732	3,143
Consumer	0	10,234	10,234	0	145	145
Unallocated						395
Total	$12,316	$618,229	$630,545	$769	$6,172	$7,336

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

(In Thousands)	3 Months Ended
	March 31,
	2015	2014
Average investment in impaired loans	$12,740	$15,663
Interest income recognized on impaired loans	185	163
Interest income recognized on a cash basis on impaired loans	185	163

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

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	March 31, 2015		December 31, 2014
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$2,192	$2,882	$1,989	$3,440
Residential mortgage loans - junior liens	90	50	82	50
Home equity lines of credit	107	21	49	22
1-4 Family residential construction	0	0	0	0
Total residential mortgage	2,389	2,953	2,120	3,512
Commercial:
Commercial loans secured by real estate	587	5,820	653	5,804
Commercial and industrial	5	368	5	379
Commercial construction and land	60	1,815	35	1,915
Loans secured by farmland	0	941	0	951
Agricultural loans	0	23	0	25
Total commercial	652	8,967	693	9,074
Consumer	45	24	30	24

Totals	$3,086	$11,944	$2,843	$12,610

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The table below presents a summary of the contractual aging of loans as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015				As of December 31, 2014
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$283,134	$5,229	$3,249	$291,612	$282,766	$5,443	$3,673	$291,882
Residential mortgage loans - junior liens	20,622	142	132	20,896	20,853	190	123	21,166
Home equity lines of credit	36,852	91	106	37,049	36,300	258	71	36,629
1-4 Family residential construction	16,217	0	0	16,217	16,739	0	0	16,739
Total residential mortgage	356,825	5,462	3,487	365,774	356,658	5,891	3,867	366,416

Commercial:
Commercial loans secured by real estate	139,552	517	782	140,851	143,713	883	1,282	145,878
Commercial and industrial	51,408	35	120	51,563	49,994	43	120	50,157
Political subdivisions	19,479	0	0	19,479	17,534	0	0	17,534
Commercial construction and land	5,344	30	1,875	7,249	4,897	91	1,950	6,938
Loans secured by farmland	6,717	228	844	7,789	6,811	254	851	7,916
Multi-family (5 or more) residential	8,579	94	0	8,673	8,720	197	0	8,917
Agricultural loans	2,997	138	23	3,158	3,105	91	25	3,221
Other commercial loans	13,187	0	0	13,187	13,334	0	0	13,334
Total commercial	247,263	1,042	3,644	251,949	248,108	1,559	4,228	253,895
Consumer	10,517	60	45	10,622	10,164	40	30	10,234

Totals	$614,605	$6,564	$7,176	$628,345	$614,930	$7,490	$8,125	$630,545

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at March 31, 2015 and December 31, 2014 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
March 31, 2015 Nonaccrual Totals	$7,012	$842	$4,090	$11,944
December 31, 2014 Nonaccrual Totals	$6,959	$369	$5,282	$12,610

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at March 31, 2015 and December 31, 2014 is as follows:

Troubled Debt Restructurings (TDRs):
	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
March 31, 2015 Totals	$1,872	$0	$0	$5,252	$7,124
December 31, 2014 Totals	$1,725	$82	$0	$5,388	$7,195

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TDRs that occurred during the three-month periods ended March 31, 2015 and 2014 are as follows:

Three Months Ended March 31, 2015		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage:
Residential mortgage loans - first liens	1	$56	$56
Residential mortgage loans - junior liens	1	32	32
Consumer	1	30	30

Three Months Ended March 31, 2014		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage:
Residential mortgage loans - first liens	1	$83	$83

The TDRs in the three-month period ended March 31, 2015 included an extended maturity date and a reduction in interest rate on a residential mortgage – first lien loan, a lowered interest rate and reduced payment amount on a residential mortgage – junior lien loan and a lowered interest rate and reduced payment amount on the consumer loan. There was no allowance for loan losses on these loans at March 31, 2015, and no change in the allowance for loan losses resulting from these TDRs.

The TDR in the three-month period ended March 31, 2014 reflected a reduction in interest rate and payment amount required on a residential mortgage loan. There was no allowance for loan losses on this loan at March 31, 2014, and no change in the allowance for loan losses resulting from this TDR.

In the first quarter 2015, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months were as follows:

	Number
	of	Recorded
	Contracts	Investment
Three Months Ended March 31, 2015
(Balances in Thousands)
Residential mortgage:
Residential mortgage loans - first liens	2	$115
Commercial:
Commercial loans secured by real estate	1	407
Commercial construction and land	1	25

	Number
	of	Recorded
	Contracts	Investment
Three Months Ended March 31, 2014
(Balances in Thousands)
Residential mortgage,
Residential mortgage loans - first liens	1	$140
Commercial,
Loans secured by farmland	4	490

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The events of default in the table listed above resulted from the borrowers’ failure to make timely payments under the following circumstances: (1) for one customer relationship included in the Residential first lien mortgage class, payment was missed after the interest rate and monthly payment amount had been reduced; (2) for the other customer relationship included in the Residential first lien mortgage class, monthly payments were missed after reducing the monthly payments to interest only payments; (3) for the Commercial loan secured by real estate, monthly payments were missed after reducing the monthly payments to interest only; and (4) for the Commercial construction and land loan, monthly payments were missed after extending the term of maturity. There were no allowances for loan losses recorded on these loans at March 31, 2015.

The events of default in 2014 in the table above resulted from one borrower’s failure to make interest only monthly payments. There were no allowances for loan losses recorded on these loans at March 31, 2014.

At March 31, 2015, the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the unaudited consolidated balance sheet) was $761,000.

At March 31, 2015, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1,366,000.

8. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings include the following:

(In Thousands)	Mar. 31,	Dec. 31
	2015	2014
FHLB-Pittsburgh borrowings	$0	$0
Customer repurchase agreements	5,840	5,537
Total short-term borrowings	$5,840	$5,537

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $441,803,000 at March 31, 2015 and $446,780,000 at December 31, 2014. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $1,515,000 at March 31, 2015 and $1,454,000 at December 31, 2014.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at March 31, 2015 and December 31, 2014. The carrying value of the underlying securities was $5,890,000 at March 31, 2015 and $5,590,000 at December 31, 2014.

LONG-TERM BORROWINGS

Long-term borrowings are as follows:

(In Thousands)	Mar. 31,	Dec. 31
	2015	2014
FHLB-Pittsburgh borrowings	$11,988	$12,060
Repurchase agreements	61,000	61,000
Total long-term borrowings	$72,988	$73,060

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Long-term borrowings from FHLB - Pittsburgh are as follows:
(In Thousands)	Mar. 31,	Dec. 31
	2015	2014
Loan maturing in 2016 with a rate of 6.86%	$95	$107
Loan maturing in 2017 with a rate of 6.83%	15	16
Loan maturing in 2017 with a rate of 3.81%	10,000	10,000
Loan maturing in 2020 with a rate of 4.79%	946	987
Loan maturing in 2025 with a rate of 4.91%	932	950
Total long-term FHLB-Pittsburgh borrowings	$11,988	$12,060

Repurchase agreements included in long-term borrowings are as follows:

(In Thousands)	Mar. 31,	Dec. 31
	2015	2014
Agreement maturing in 2017 with a rate of 3.595%	$27,000	$27,000
Agreement maturing in 2017 with a rate of 4.265%	34,000	34,000
Total long-term repurchase agreements	$61,000	$61,000

Each of these borrowings is putable by the issuer at quarterly intervals.

Securities sold under repurchase agreements were delivered to the broker-dealer who is the counter-party to the transactions. The broker-dealer may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and has agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The Master Repurchase Agreement between the Corporation and the broker-dealer provides that the Agreement constitutes a “netting contract,” as defined; however, the Corporation and the broker-dealer have no other obligations to one another and accordingly, no netting has occurred. The carrying value of the underlying securities was $68,159,000 at March 31, 2015 and $70,982,000 at December 31, 2014.

9. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at March 31, 2015 and December 31, 2014, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Service cost	$0	$0	$10	$9
Interest cost	9	18	13	14
Expected return on plan assets	(11)	(22)	0	0
Amortization of prior service cost	0	0	(7)	(8)
Recognized net actuarial loss	4	4	0	0
Net periodic benefit cost	$2	$0	$16	$15

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In the first three months of 2015, the Corporation funded postretirement contributions totaling $18,000, with estimated annual postretirement contributions of $65,000 expected in 2015 for the full year. Based upon the related actuarial reports, no defined benefit pension contributions are required in 2015, though the Corporation may make discretionary contributions.

10. STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of officers. Also, the Corporation has an Independent Directors Stock Incentive Plan. In the first quarter 2015, the Corporation issued restricted stock under each of the Plans. In the first quarter 2014, the Corporation issued stock options and restricted stock under each of the Plans.

In the first quarter 2015, the Corporation awarded a total of 34,800 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. In the first quarter 2014, a total of 16,711 shares of restricted stock were awarded under the Plans. Restricted stock awards in the first quarter 2015 included the following: (1) a total of 20,298 shares to employees, vesting over a four-year term, with vesting contingent upon the Corporation meeting an annual return on average equity (“ROAE”) performance ratio, as defined; (2) a total of 2,198 shares to employees, vesting over a four-year term, with vesting dependent on satisfactory performance; (3) an award to the Chief Executive Officer of 5,174 shares, vesting over a three-year term, with vesting dependent on satisfactory performance; and (4) a total of 7,130 shares under the Independent Directors Incentive Plan, vesting over a term of one year.

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Management has estimated restricted stock expense in the first quarter 2015 based on an assumption that the ROAE target for 2015 will be met.

In January 2014, the Corporation granted options to purchase a total of 39,027 shares of common stock. The exercise price for the 2014 awards is $20.45 per share, based on the market price as of the date of grant. Stock option expense is recognized over the vesting period of each option.

The Corporation records stock option expense based on estimated fair value calculated using an option valuation model. In calculating the 2014 fair value, the Corporation utilized the Black-Scholes-Merton option-pricing model. The calculated fair value of each option granted, and significant assumptions used in the calculations, were as follows:

2014
Fair value of each option granted	$5.50
Volatility	39%
Expected option lives	8 Years
Risk-free interest rate	2.85%
Dividend yield	4.33%

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

Total stock-based compensation expense is as follows:

(In Thousands)	3 Months Ended

	March 31,	March 31,
	2015	2014
Stock options	$0	$95
Restricted stock	150	117
Total	$150	$212

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

11. INCOME TAXES

The net deferred tax (liability) asset at March 31, 2015 and December 31, 2014 represents the following temporary difference components:

	March 31,	December 31,
(In Thousands)	2015	2014
Deferred tax assets:
Net realized losses on securities	$144	$144
Allowance for loan losses	2,497	2,568
Credit for alternative minimum tax paid	420	537
Other deferred tax assets	2,263	2,595
Total deferred tax assets	5,324	5,844

Deferred tax liabilities:
Unrealized holding gains on securities	4,122	2,844
Defined benefit plans - ASC 835	7	43
Bank premises and equipment	1,061	1,134
Core deposit intangibles	16	18
Other deferred tax liabilities	132	137
Total deferred tax liabilities	5,338	4,176
Deferred tax (liability) asset, net	($14)	$1,668

The provision for income tax for the three-month periods ended March 31, 2015 and 2014 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rates for the Corporation are as follows:

	Three Months Ended
(In thousands)	March 31,
	2015	2014
Income before income tax provision	$5,044	$5,687
Income tax provision	1,229	1,399
Effective tax rate	24.37%	24.60%

The effective tax rate for each period presented differs from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation has investments in three limited partnerships that manage affordable housing projects that have qualified for the federal low-income housing tax credit. The Corporation’s expected return from these investments is based on the receipt of tax credits and tax benefits from deductions of operating losses. The Corporation uses the effective yield method to account for these investments, with the benefits recognized as a reduction of the provision for income taxes. For two of the three limited partnership investments, the tax credits have been received in full in prior years, and the Corporation has fully realized the benefits of the credits and amortized its initial investments in the partnerships. The most recent affordable housing project was completed in 2013, and the Corporation received tax credits in 2013 and 2014 and expects to continue to receive tax credits annually through 2022. The carrying amount of the Corporation’s investment is $884,000 at March 31, 2015 and $906,000 at December 31, 2014 (included in Other Assets in the consolidated balance sheets). For the year ending December 31, 2015, the estimated amount of tax credits and other tax benefits to be received is $158,000 and the estimated amount to be recognized as a reduction of the provision for income taxes is $80,000. For the year ended December 31, 2014, tax credits and other tax benefits totaled $159,000 and the amount recognized as a reduction of the provision for income taxes for 2014 was $83,000. In the first quarters 2015 and 2014, the total reduction in the provision for income taxes resulting from this investment is $20,000 and $21,000, respectively.

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

13. RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issues Accounting Standards Updates (ASUs) to the FASB ASC. This section provides a summary description of recent ASUs that have significant implications (elected or required) within the consolidated financial statements, or that management expects may have a significant impact on financial statements issued in the near future.

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. This Update provides guidance on accounting for investments in flow-through limited liability entities that qualify for the federal low-income housing tax credit. Currently, under U.S. GAAP, a reporting entity that invests in a qualified affordable housing project may elect to account for that investment using the effective yield method if certain conditions are met, or alternatively, the investment would be accounted for under either the equity method or the cost method. Generally, investors in qualified affordable housing project investments expect to receive all of their return through the receipt of tax credits and tax deductions from operating losses, and use of the effective yield method results in recognition of the return as a reduction of income tax expense over the period of the investment. The amendments in this Update modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for investments in qualified affordable housing projects. Additionally, the amendments introduce new recurring disclosure requirements about investments in qualified affordable housing projects. The amendments in this Update became effective for the Corporation for annual and interim periods beginning in the first quarter 2015, and are to be applied retrospectively. Information concerning the Corporation’s investments in qualified affordable housing projects is provided in Note 11 to these unaudited consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of the amendments in this Update is to reduce diversity among reporting entities by clarifying when an in substance foreclosure occurs. The amendments in this Update clarify that an in substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to the requirements of the applicable jurisdiction. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. Under the modified retrospective transition method, an entity would record a cumulative-effect adjustment to residential consumer mortgage loans and foreclosed residential real estate properties existing as of the beginning of the annual period for which the amendments are effective. For prospective transition, an entity would apply the amendments to all instances of an entity receiving physical possession of residential real estate property collateralizing consumer mortgage loans that occur after the date of adoption. Early adoption is permitted. The amendments in this Update became effective for the Corporation for annual and interim periods beginning in the first quarter 2015. The Corporation has applied the amendments to its accounting and reporting practices prospectively in the first quarter 2015. Disclosures required by the Update are provided in Note 7 to these unaudited consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a principles-based framework for revenue recognition that supersedes virtually all previously issued revenue recognition guidance under U.S. GAAP. Additionally, the ASU requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The core principle of the five-step revenue recognition framework is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 would be effective for all annual and interim periods beginning in the first quarter 2017; however, in April 2015 the FASB issued an Exposure Draft that (if issued after the FASB’s deliberation) would defer the effective date for the Corporation until the first quarter 2018. The amendments in the ASU should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The Corporation is in the process of evaluating the potential impact of adopting this ASU, including determining which transition method to apply.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. In addition to various other amendments that will affect accounting and disclosures for transactions in which the Corporation has not engaged to date, this Update requires expanded disclosures for repurchase agreements that are accounted for as secured borrowings, including: (1) a disaggregation of the gross obligation by the class of collateral pledged, (2) the remaining contractual tenor of the agreements and (3) a discussion of the potential risks associated with the agreements and the related collateral pledged, including obligations arising from a decline in the fair value of the collateral pledged and how those risks are managed. The expanded disclosure requirements associated with repurchase agreements are effective for the Corporation for annual and interim periods beginning in the second quarter 2015. Information concerning the Corporation’s repurchase agreements is provided in Note 8 to these consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructuring by Creditors, which requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The amendments in this Update became effective for the Corporation for annual and interim periods beginning in the first quarter 2015, and the impact of the amendment was not significant to the Corporation.

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

EARNINGS OVERVIEW

Net income in the first quarter 2015 totaled $3,815,000, or $0.31 per basic and diluted share. Net income for the first quarter 2015 was down from $0.35 per basic share and $0.34 per diluted share in the first quarter 2014. First quarter 2015 earnings reflected an annualized return on average assets of 1.23% and an annualized return on average equity of 8.08%.

Some of the more significant fluctuations in the components of earnings between the first quarter 2015 and the first quarter 2014 are as follows:

·	Net interest income totaled $9,950,000 in the first quarter 2015, down 1.7% from $10,118,000 in the first quarter 2014. Over the course of 2014 and in the first quarter 2015, yields earned on securities and loans have fallen by more than interest rates paid on deposits and borrowings. Also, the average balance of loans outstanding was

$10.8 million (1.7%) lower in the first quarter 2015 than in the first quarter 2014. The net interest margin was 3.74% in the first quarter 2015 as compared to 3.89% in the first quarter 2014.

·	The Corporation recorded a provision for loan losses of $3,000 in the first quarter 2015 as compared to a credit for loan losses (reduction of expense) of ($311,000) in the first quarter 2014. The credit for loan losses in the first quarter 2014 included the effects of a net reduction in specific allowances required on impaired loans of $143,000, and also included a reduction in the collectively determined portion of the allowance resulting from a decrease in loan balances outstanding.

·	Noninterest revenue of $3,487,000 in the first quarter 2015 was $264,000 lower than in the first quarter 2014. Included in noninterest revenue in the first quarter 2015 was an $117,000 decrease in the fair value of servicing rights from residential mortgage loans; in comparison, the fair value of servicing rights increased $105,000 in the first quarter 2014. Service charges on deposit accounts fell $201,000 (16.4%) in the first quarter 2015 as compared to the first quarter 2014, primarily as a result of lower net overdraft fees. The Corporation received $83,000 in dividends on FHLB stock in 2015 compared to receiving $19,000 during the same period in 2014.

·	Realized gains from available-for-sale securities totaled $74,000 in the first quarter 2015, up from $31,000 in the first quarter 2014.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	Noninterest expense totaled $8,464,000 in the first quarter 2015, down slightly from $8,524,000 in the first quarter 2014. Salaries and wages expense decreased $78,000, including a reduction in stock-based compensation for employees of $55,000 that reflects a longer vesting period associated with awards to executives. Pennsylvania shares tax expense decreased $92,000 in the first quarter 2015 as compared to the first quarter 2014, mainly as a result of an increase in tax credits associated with charitable contributions. Other operating expense increased $35,000 in the first quarter 2015 as compared to the first quarter 2014, including an increase in charitable contributions expense of $86,000.

·	More detailed information concerning fluctuations in the Corporation’s earnings results are provided in other sections of Management’s Discussion and Analysis.

TABLE I - QUARTERLY FINANCIAL DATA
(In Thousands) (Unaudited)
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2015	2014	2014	2014	2014
Interest income	$11,163	$11,468	$11,572	$11,563	$11,406
Interest expense	1,213	1,257	1,287	1,290	1,288
Net interest income	9,950	10,211	10,285	10,273	10,118
Provision (credit) for loan losses	3	123	218	446	(311)
Net interest income after provision (credit) for loan losses	9,947	10,088	10,067	9,827	10,429
Other income	3,487	3,802	3,887	3,980	3,751
Net gains on available-for-sale securities	74	210	760	103	31
Other expenses	8,464	8,250	9,036	8,347	8,524
Income before income tax provision	5,044	5,850	5,678	5,563	5,687
Income tax provision	1,229	1,482	1,411	1,400	1,399
Net income	$3,815	$4,368	$4,267	$4,163	$4,288
Net income per share – basic	$0.31	$0.36	$0.34	$0.33	$0.35
Net income per share – diluted	$0.31	$0.35	$0.34	$0.33	$0.34

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month periods ended March 31, 2015 and March 31, 2014. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

For the three-month periods, fully taxable equivalent net interest income was $10,668,000 in 2015, $229,000 (2.1%) lower than in 2014. As shown in Table IV, interest rate changes had the effect of decreasing net interest income $234,000 and changes in volume had the effect of increasing net interest income $5,000 in 2015 compared to 2014. The most significant components of the rate-related change in net interest income in 2015 were a decrease in interest income of $184,000 attributable to lower rates earned on loans receivable and a decrease in interest income of $89,000 attributable to lower rates earned on available-for-sale securities, partially offset by a decrease in interest expense of $38,000 due to lower rates paid on interest-bearing deposits. The most significant components of the volume-related change in net interest income in 2014 were a decrease in interest income of $142,000 attributable to a decline in the balance of loans receivable, partially offset by an increase in interest income of $116,000 from an increase in available-for-sale securities and a decrease in interest expense of $30,000 attributable to a reduction in the balance of interest-bearing deposits (primarily certificates of deposit). As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.57% in 2015, as compared to 3.72% in 2014.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $11,881,000 in 2015, a decrease of 2.5% from 2014. Interest and fees on loans receivable decreased $326,000, or 3.8%. The average balance of gross loans receivable decreased 1.7% to $624,423,000 in 2015 from $635,176,000 in 2014. The Corporation experienced contraction in the balance of loans receivable due to borrowers prepaying or refinancing existing loans combined with modest demand for new loans. The Corporation’s average rate of return on loans receivable declined to 5.35% in 2015 from 5.47% in 2014 as rates on new loans have decreased.

As indicated in Table III, average available-for-sale securities (at amortized cost) totaled $505,778,000 in 2015, an increase of $34,085,000 (7.2%) from 2014. The net increase in the Corporation’s available-for-sale securities portfolio was primarily made up of mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. Government agencies. The Corporation’s yield on securities was lower in 2015 than in 2014, primarily because of lower market interest rates. The average rate of return on available-for-sale securities was 2.90% for 2015 and 3.08% in 2014.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $75,000, or 5.8%, to $1,213,000 in 2015 from $1,288,000 in 2014. Table III shows that the overall cost of funds on interest-bearing liabilities fell to 0.59% in 2015 from 0.63% in 2014.

Total average deposits (interest-bearing and noninterest-bearing) increased 2.2%, to $966,027,000 in 2015 from $945,178,000 in 2014. Increases in the average balances of interest checking, savings accounts and noninterest-bearing demand deposit accounts were partially offset by decreases in certificates of deposit, Individual Retirement Accounts, and money market accounts. Consistent with continuing low short-term market interest rate, the average rate incurred on certificates of deposit decreased in 2015 as compared to 2014.

Total average borrowed funds decreased $4,312,000 to $79,037,000 in 2015 from $83,349,000 in 2014.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended
	March 31,		Increase/
(In Thousands)	2015	2014	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$2,061	$1,891	$170
Tax-exempt	1,551	1,694	(143)
Total available-for-sale securities	3,612	3,585	27
Interest-bearing due from banks	26	30	(4)
Loans held for sale	2	3	(1)
Loans receivable:
Taxable	7,709	7,998	(289)
Tax-exempt	532	569	(37)
Total loans receivable	8,241	8,567	(326)
Total Interest Income	11,881	12,185	(304)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	55	52	3
Money market	72	69	3
Savings	31	29	2
Certificates of deposit	215	289	(74)
Individual Retirement Accounts	113	115	(2)
Total interest-bearing deposits	486	554	(68)
Borrowed funds:
Short-term	1	5	(4)
Long-term	726	729	(3)
Total borrowed funds	727	734	(7)
Total Interest Expense	1,213	1,288	(75)

Net Interest Income	$10,668	$10,897	($229)

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	3 Months		3 Months
	Ended	Rate of	Ended	Rate of
	3/31/2015	Return/	3/31/2014	Return/
	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$388,104	2.15%	$345,663	2.22%
Tax-exempt	117,674	5.35%	126,030	5.45%
Total available-for-sale securities	505,778	2.90%	471,693	3.08%
Interest-bearing due from banks	26,994	0.39%	30,099	0.40%
Federal funds sold	0	0.00%	0	0.00%
Loans held for sale	89	9.11%	119	10.22%
Loans receivable:
Taxable	582,498	5.37%	595,514	5.45%
Tax-exempt	41,925	5.15%	39,662	5.82%
Total loans receivable	624,423	5.35%	635,176	5.47%
Total Earning Assets	1,157,284	4.16%	1,137,087	4.35%
Cash	16,127		16,299
Unrealized gain/loss on securities	10,626		2,752
Allowance for loan losses	(7,391)		(8,780)
Bank premises and equipment	16,252		17,283
Intangible Asset - Core Deposit Intangible	50		83
Intangible Asset - Goodwill	11,942		11,942
Other assets	37,135		42,326
Total Assets	$1,242,025		$1,218,992

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$191,705	0.12%	$179,617	0.12%
Money market	194,834	0.15%	195,596	0.14%
Savings	127,853	0.10%	118,529	0.10%
Certificates of deposit	122,007	0.71%	134,833	0.87%
Individual Retirement Accounts	113,806	0.40%	122,389	0.38%
Other time deposits	803	0.00%	812	0.00%
Total interest-bearing deposits	751,008	0.26%	751,776	0.30%
Borrowed funds:
Short-term	6,017	0.07%	10,049	0.20%
Long-term	73,020	4.03%	73,300	4.03%
Total borrowed funds	79,037	3.73%	83,349	3.57%
Total Interest-bearing Liabilities	830,045	0.59%	835,125	0.63%
Demand deposits	215,019		193,402
Other liabilities	8,120		8,158
Total Liabilities	1,053,184		1,036,685
Stockholders' equity, excluding other comprehensive income/loss	181,944		180,440
Other comprehensive income/loss	6,897		1,867
Total Stockholders' Equity	188,841		182,307
Total Liabilities and Stockholders' Equity	$1,242,025		$1,218,992
Interest Rate Spread		3.57%		3.72%
Net Interest Income/Earning Assets		3.74%		3.89%

Total Deposits (Interest-bearing
and Demand)	$966,027		$945,178

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 3/31/15 vs. 3/31/14
	Change in	Change in	Total
	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$226	($56)	$170
Tax-exempt	(110)	(33)	(143)
Total available-for-sale securities	116	(89)	27
Interest-bearing due from banks	(3)	(1)	(4)
Loans held for sale	(1)	0	(1)
Loans receivable:
Taxable	(173)	(116)	(289)
Tax-exempt	31	(68)	(37)
Total loans receivable	(142)	(184)	(326)
Total Interest Income	(30)	(274)	(304)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	3	0	3
Money market	0	3	3
Savings	2	0	2
Certificates of deposit	(26)	(48)	(74)
Individual Retirement Accounts	(9)	7	(2)
Total interest-bearing deposits	(30)	(38)	(68)
Borrowed funds:
Short-term	(2)	(2)	(4)
Long-term	(3)	0	(3)
Total borrowed funds	(5)	(2)	(7)
Total Interest Expense	(35)	(40)	(75)

Net Interest Income	$5	($234)	($229)

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - COMPARISON OF NONINTEREST INCOME

(In Thousands)

	3 Months Ended
	March 31,		$	%
	2015	2014	Change	Change
Service charges on deposit accounts	$1,022	$1,223	($201)	(16.4)
Service charges and fees	113	127	(14)	(11.0)
Trust and financial management revenue	1,114	1,047	67	6.4
Brokerage revenue	219	227	(8)	(3.5)
Insurance commissions, fees and premiums	40	32	8	25.0
Interchange revenue from debit card transactions	474	453	21	4.6
Net gains from sales of loans	147	151	(4)	(2.6)
(Decrease) increase in fair value of servicing rights	(117)	105	(222)	(211.4)
Increase in cash surrender value of life insurance	97	88	9	10.2
Other operating income	378	298	80	26.8
Total other operating income before realized gains on available-for-sale securities, net	$3,487	$3,751	($264)	(7.0)

Table V excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table V decreased $264,000 or 7.0%, in the first three months of 2015 as compared to the first three months of 2014. The most significant variances include the following:

·	The fair value of servicing rights associated with residential mortgage loans decreased $117,000 in the first quarter 2015, as compared to an increase of $105,000 in the first quarter 2014. The decrease in fair value in 2015 resulted mainly from faster prepayment assumptions driven by market assumptions of lower interest rates.

·	Service charges on deposit accounts fell $201,000 (16.4%) in the first quarter 2015 compared to the first quarter 2014, primarily as a result of lower net overdraft fees.

·	Included in the “Other operating income” line item is a $63,000 increase in dividends on FHLB stock received in 2015.

TABLE VI - COMPARISON OF NONINTEREST EXPENSE
(In Thousands)
	3 Months Ended
	March 31,		$	%
	2015	2014	Change	Change
Salaries and wages	$3,487	$3,565	($78)	(2.2)
Pensions and other employee benefits	1,385	1,319	66	5.0
Occupancy expense, net	722	715	7	1.0
Furniture and equipment expense	454	472	(18)	(3.8)
FDIC Assessments	151	147	4	2.7
Pennsylvania shares tax	249	341	(92)	(27.0)
Professional fees	122	148	(26)	(17.6)
Automated teller machine and interchange expense	246	211	35	16.6
Software subscriptions	197	190	7	3.7
Other operating expense	1,451	1,416	35	2.5

Total Other Expense	$8,464	$8,524	($60)	(0.7)

As shown in Table VI, total noninterest expense decreased $60,000 or 0.7% in the first three months of 2015 as compared to the first three months of 2014. Significant variances include the following:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	Pennsylvania shares tax expense decreased $92,000 in the first quarter 2015 as compared to the first quarter 2014, mainly as a result of an increase in tax credits associated with charitable contributions

·	Salaries and wages expense decreased $78,000, including a reduction in stock-based compensation for employees of $55,000 that reflects a longer vesting period associated with awards to executives.

·	Pensions and other employee benefits increased $66,000, or 5.0%. Health care expense increased $53,000, as the amount of claims incurred during the first quarter 2015 was higher than in the first quarter 2014. The Corporation is self-insured for health insurance, up to a cap for catastrophic levels of losses, which are insured by a third party.

·	Charitable contributions, included in the “Other operating expenses” line item, increased $86,000.

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

Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2015.

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

The allowance for loan losses was $7,134,000 at March 31, 2015, down from $7,336,000 at December 31, 2014. As shown in Table VIII, the specific allowance on impaired loans totaled $700,000 at March 31, 2015, which was $69,000 lower than the total specific allowance at December 31, 2014. Table VIII also shows the collectively determined components of the allowance for residential, commercial and consumer loans were $132,000 lower at March 31, 2015 than at December 31, 2014. The collectively determined components of these segments decreased primarily because the qualitative factors used to determine a portion of the collectively determined allowance were lower at March 31, 2015 as compared to December 31, 2014. The management committee that evaluates qualitative factors each quarter determined that slight reductions in some of the factors were appropriate in light of perceived improvements in portfolio credit quality and in economic conditions in the Corporation’s market area.

The provision (credit) for loan losses by segment in the three-month periods ended March 31, 2015 and 2014 is as follows:

(In Thousands)	3 Months Ended
	March 31,	March 31,
	2015	2014
Residential mortgage	($72)	($119)
Commercial	79	(135)
Consumer	(3)	(53)
Unallocated	(1)	(4)

Total	$3	($311)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The provision for loan losses in the first quarter 2015 includes the net effect of a decrease in qualitative factor percentages used in determining the collectively evaluated portions of the allowance for loan losses, lower loan balances and a reduction in the specific allowance on impaired loans of $69,000, which were partially offset by increases in net charge-off percentages used in determining the collectively evaluated portions of the allowance for loan losses. The credit for loan losses in the first quarter 2014 included the net effect of a reduction in specific allowances on impaired loans of $143,000, while net charge-offs totaled only $9,000. The $135,000 credit for the commercial segment in the first quarter 2014 included the effect of recoveries totaling $251,000 on previously charged-off loans.

Table IX presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Table IX shows total impaired loans of $13,163,000 at March 31, 2015, up from the corresponding amount at December 31, 2014 of $12,316,000. Table IX shows that total impaired loans at December 31, 2013 was significantly higher than the corresponding amounts from 2010-2012, and that the amount of impaired loans (as well as nonperforming loans as reflected in the table) has remained higher through March 31, 2015 as compared to the earlier years included in the table. The increase in impaired and nonperforming loans reflects the classification as nonperforming of two large commercial loans with outstanding balances totaling $6,960,000 at March 31, 2015, $6,995,000 at December 31, 2014 and $7,599,000 at December 31, 2013. The total of the specific allowance for loan losses on those two loans amounted to $211,000 at March 31, 2015 and December 31, 2014 and $1,624,000 at December 31, 2013. As described in the following paragraph, during the second quarter 2014, a charge-off of $1,486,000 was made related to one of these commercial loan relationships resulting in the decrease in the specific allowance for these credits.

As shown in Table IX, loans classified as TDRs totaled $7,124,000 at March 31, 2015 down from $7,195,000 at December 31, 2014. The balance of TDRs at December 31, 2014 had increased from $4,175,000 at December 31, 2013, mainly due to a restructuring agreement with one commercial borrower. The Corporation entered into a forbearance agreement with this commercial borrower which includes a reduction in monthly payment amounts over a fifteen-month period. At the end of the fifteen-month period, the monthly payment amounts would revert to the original amounts, unless the forbearance agreement is extended or the payment requirements are otherwise modified. The Corporation recorded a charge-off of $1,486,000 in the second quarter 2014 as a result of these modifications, as the payment amounts based on the forbearance agreement are not sufficient to fully amortize the contractual amount of principal outstanding on the loans. The amount of the charge-off was determined based on the excess of the contractual principal due over the present value of the payment amounts provided for in the forbearance agreement, assuming the revised payment amounts would continue until maturity, at the contractual interest rates.

Table IX reflects a lower amount of total loans past due 30-89 days and still accruing interest at March 31, 2015 of $5,722,000 as compared to the December 31, 2014 total of $7,121,000, mainly due to a lower amount of past due residential mortgage loans as well as commercial loans secured by real estate. Total loans past due 90 days or more and still accruing interest was up at March 31, 2015 to $3,086,000 from $2,843,000. As part of its normal quarterly procedures, management reviewed loans past due 90 days or more at March 31, 2015, and determined the loans remaining in accrual status to be well secured and in the process of collection. Each period presented in Table IX includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of March 31, 2015. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VII through X present historical data related to loans and the allowance for loan losses.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(In Thousands)
	3 Months Ended
	March 31,	March 31,	Years Ended December 31,
	2015	2014	2014	2013	2012	2011	2010
Balance, beginning of year	$7,336	$8,663	$8,663	$6,857	$7,705	$9,107	$8,265
Charge-offs:
Residential mortgage	(79)	(19)	(327)	(95)	(552)	(100)	(340)
Commercial	(125)	(229)	(1,715)	(459)	(498)	(1,189)	(91)
Consumer	(18)	(26)	(97)	(117)	(171)	(157)	(188)
Total charge-offs	(222)	(274)	(2,139)	(671)	(1,221)	(1,446)	(619)
Recoveries:
Residential mortgage	1	0	25	24	18	3	55
Commercial	1	251	264	348	8	255	113
Consumer	15	14	47	58	59	71	102
Total recoveries	17	265	336	430	85	329	270
Net charge-offs	(205)	(9)	(1,803)	(241)	(1,136)	(1,117)	(349)
Provision (credit) for loan losses	3	(311)	476	2,047	288	(285)	1,191
Balance, end of period	$7,134	$8,343	$7,336	$8,663	$6,857	$7,705	$9,107

Net charge-offs as a % of average loans	0.03%	0.00%	0.29%	0.04%	0.16%	0.16%	0.05%

TABLE VIII - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	Mar. 31,	As of December 31,
	2015	2014	2013	2012	2011	2010
ASC 310 - Impaired loans	$700	$769	$2,333	$623	$1,126	$2,288
ASC 450 - Collective segments:
Commercial	2,627	2,732	2,583	2,594	2,811	3,047
Residential mortgage	3,274	3,295	3,156	3,011	3,130	3,227
Consumer	139	145	193	188	204	232
Unallocated	394	395	398	441	434	313

Total Allowance	$7,134	$7,336	$8,663	$6,857	$7,705	$9,107

The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IX - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(In Thousands)	As of
	March 31,	As of December 31,
	2015	2014	2013	2012	2011	2010
Impaired loans with a valuation allowance	$4,312	$3,241	$9,889	$2,710	$3,433	$5,457
Impaired loans without a valuation allowance	8,851	9,075	6,432	4,719	4,431	3,191
Total impaired loans	$13,163	$12,316	$16,321	$7,429	$7,864	$8,648

Total loans past due 30-89 days and still accruing	$5,722	$7,121	$8,305	$7,756	$7,898	$7,125

Nonperforming assets:
Total nonaccrual loans	$11,944	$12,610	$14,934	$7,353	$7,197	$10,809
Total loans past due 90 days or more and still accruing	3,086	2,843	3,131	2,311	1,267	727
Total nonperforming loans	15,030	15,453	18,065	9,664	8,464	11,536
Foreclosed assets held for sale (real estate)	1,583	1,189	892	879	1,235	537
Total nonperforming assets	$16,613	$16,642	$18,957	$10,543	$9,699	$12,073

Loans subject to troubled debt restructurings (TDRs):
Performing	$1,872	$1,807	$3,267	$906	$1,064	$645
Nonperforming	5,252	5,388	908	1,155	2,413	0
Total TDRs	$7,124	$7,195	$4,175	$2,061	$3,477	$645

Total nonperforming loans as a % of loans	2.39%	2.45%	2.80%	1.41%	1.19%	1.58%
Total nonperforming assets as a % of assets	1.33%	1.34%	1.53%	0.82%	0.73%	0.92%
Allowance for loan losses as a % of total loans	1.14%	1.16%	1.34%	1.00%	1.09%	1.25%
Allowance for loan losses as a % of nonperforming loans	47.47%	47.47%	47.95%	70.95%	91.03%	78.94%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE X - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	Mar. 31,	As of December 31,
	2015	2014	2013	2012	2011	2010
Residential mortgage:
Residential mortgage loans - first liens	$291,612	$291,882	$299,831	$311,627	$331,015	$333,012
Residential mortgage loans - junior liens	20,896	21,166	23,040	26,748	28,851	31,590
Home equity lines of credit	37,049	36,629	34,530	33,017	30,037	26,853
1-4 Family residential construction	16,217	16,739	13,909	12,842	9,959	14,379
Total residential mortgage	365,774	366,416	371,310	384,234	399,862	405,834

Commercial:
Commercial loans secured by real estate	140,851	145,878	147,215	158,413	156,388	167,094
Commercial and industrial	51,563	50,157	42,387	48,442	57,191	59,005
Political subdivisions	19,479	17,534	16,291	31,789	37,620	36,480
Commercial construction and land	7,249	6,938	17,003	28,200	23,518	24,004
Loans secured by farmland	7,789	7,916	10,468	11,403	10,949	11,353
Multi-family (5 or more) residential	8,673	8,917	10,985	6,745	6,583	7,781
Agricultural loans	3,158	3,221	3,251	3,053	2,987	3,472
Other commercial loans	13,187	13,334	14,631	362	552	392
Total commercial	251,949	253,895	262,231	288,407	295,788	309,581

Consumer	10,622	10,234	10,762	11,269	12,665	14,996

Total	628,345	630,545	644,303	683,910	708,315	730,411
Less: allowance for loan losses	(7,134)	(7,336)	(8,663)	(6,857)	(7,705)	(9,107)

Loans, net	$621,211	$623,209	$635,640	$677,053	$700,610	$721,304

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At March 31, 2015, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $14,434,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $25,114,000 at March 31, 2015.

The Corporation’s outstanding, available, and total credit facilities at March 31, 2015 and December 31, 2014 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
	2015	2014	2015	2014	2015	2014
Federal Home Loan Bank of Pittsburgh	$11,988	$12,060	$311,312	$311,007	$323,300	$323,067
Federal Reserve Bank Discount Window	0	0	25,114	25,367	25,114	25,367
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$11,988	$12,060	$381,426	$381,374	$393,414	$393,434

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2015, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total amount of $11,988,000. At December 31, 2014, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh included long-term borrowings with a total amount of $12,060,000. Additional information regarding borrowed funds is included in Note 8 of the unaudited consolidated financial statements.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets and “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At March 31, 2015, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $303,539,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning capital ratios at March 31, 2015 and December 31, 2014 are presented below. Management believes, as of March 31, 2015 and December 31, 2014, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject.

					Minimum To Be Well
(Dollars in Thousands)			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015:
Total capital to risk-weighted assets:
Consolidated	$177,982	25.19%	$56,533	³8%	$70,667	³10%
C&N Bank	157,426	22.52%	55,917	³8%	$69,896	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	169,483	23.98%	28,267	³6%	56,533	³8%
C&N Bank	150,259	21.50%	27,958	³6%	55,917	³8%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	169,483	23.98%	28,267	³4.5%	45,933	³6.5%
C&N Bank	150,259	21.50%	27,958	³4.5%	45,432	³6.5%
Tier 1 capital to average assets:
Consolidated	169,483	13.86%	48,918	³4%	61,148	³5%
C&N Bank	150,259	12.40%	48,474	³4%	60,592	³5%

December 31, 2014:
Total capital to risk-weighted assets:
Consolidated	$179,588	27.60%	$52,051	³8%	n/a	n/a
C&N Bank	156,420	24.33%	51,442	³8%	$64,303	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	170,880	26.26%	26,026	³4%	n/a	n/a
C&N Bank	149,055	23.18%	25,721	³4%	38,582	³6%
Tier 1 capital to average assets:
Consolidated	170,880	13.89%	49,224	³4%	n/a	n/a
C&N Bank	149,055	12.22%	48,798	³4%	60,998	³5%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Management expects the Corporation and C&N Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future. Planned capital expenditures are not expected to have a significantly detrimental effect on capital ratios.

Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. As described in more detail in the section below titled “New Capital Rule," the Corporation and C&N Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income (Loss) within stockholders’ equity. The balance in Accumulated Other Comprehensive Income related to unrealized gains on available-for-sale securities, net of deferred income tax, amounted to $7,654,000 at March 31, 2015 and $5,281,000 at December 31, 2014. Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at March 31, 2015.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $12,000 at March 31, 2015 and $79,000 at December 31, 2014.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

A summarized comparison of the prior capital requirements with requirements under the current (new) rule is as follows:

Prior General
	Risk-Based	Current
	Capital Rule	(New) Capital Rule
Minimum regulatory capital ratios:
Common equity tier 1 capital/ risk-weighted assets (RWA)	N/A	4.5%
Tier 1 capital / RWA	4%	6%
Total capital / RWA	8%	8%
Tier 1 capital / Average assets (Leverage ratio)	4%	4%

Capital buffers:
Capital conservation buffer	N/A	2.5% of RWA; composed of
common equity tier 1 capital

Prompt correction action levels -
Common equity tier 1 capital ratio:
Well capitalized	N/A	³6.5%
Adequately capitalized	N/A	³4.5%
Undercapitalized	N/A	<4.5%
Significantly undercapitalized	N/A	<3%

Prompt correction action levels -
Tier 1 capital ratio:
Well capitalized	³6%	³8%
Adequately capitalized	³4%	³6%
Undercapitalized	<4%	<6%
Significantly undercapitalized	<3%	<4%

Prompt correction action levels -
Total capital ratio:
Well capitalized	³10%	³10%
Adequately capitalized	³8%	³8%
Undercapitalized	<8%	<8%
Significantly undercapitalized	<6%	<6%

Prompt correction action levels -
Leverage ratio:
Well capitalized	³5%	³5%
Adequately capitalized	³4%	³4%
Undercapitalized	<4%	<4%
Significantly undercapitalized	<3%	<3%

Prompt correction action levels -
Critically undercapitalized:
Tangible equity to total assets	≤2%	≤2%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The current (new) capital rule provides that, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. Phase-in of the capital conservation buffer requirements will begin January 1, 2016. The transition schedule for new ratios, including the capital conservation buffer, is as follows:

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

COMPREHENSIVE INCOME

Comprehensive Income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as Other Comprehensive Income. Changes in the components of Accumulated Other Comprehensive Income are included in Other Comprehensive Income, and for the Corporation, consist of changes in unrealized gains or losses on available-for-sale securities and changes in underfunded or overfunded defined benefit plans.

Comprehensive Income totaled $6,121,000 for the three months ended March 31, 2015 as compared to $7,823,000 in the first three months of 2014. In the first three months of 2015, Comprehensive Income included: (1) Net Income of $3,815,000, which was $473,000 lower than in the first three months of 2014; (2) Other Comprehensive Income from unrealized gains on available-for-sale securities, net of deferred income tax, of $2,373,000 as compared to Other Comprehensive Income of $3,446,000 in the first three months of 2014; and (3) Other Comprehensive Loss from defined benefit plans, net of deferred income tax, of ($67,000) in the first three months of 2015 as compared to Other Comprehensive Income of $89,000 in the first three months of 2014.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INCOME TAXES

The effective income tax rate was 24.37% in the first quarter 2015, down slightly from 24.99% in the year ended December 31, 2014 and 24.60% in the first quarter 2014. The reduction in the effective tax rate in the first quarter 2015 resulted mainly from the marginal effect of lower pre-tax income. The provision for income tax for interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At March 31, 2015, the net deferred tax (liability) was $14,000, compared to a deferred tax asset of $1,688,000 at December 31, 2014. At March 31, 2015, the deferred tax liability associated with unrealized gains on available-for-sale securities was $4,122,000 as compared to $2,844,000 at December 31, 2014.

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

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it established a target range of 0% to 0.25%, which it has maintained through March 31, 2015. Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth. Beginning in late 2013, the Federal Reserve began reducing the amount of securities purchased under its asset purchase program and then ended the program in October 2014, though still reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and continued to roll over maturing Treasury securities at auction. The Federal Reserve is expected to continue its highly accommodative monetary policy in the form of low short-term interest rates for the foreseeable future, though many observers believe the fed funds target rate may be raised above its current level in 2015.

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

Table XIII, which follows this discussion, is based on the results of calculations performed using the simulation model as of January 31, 2015 and October 31, 2014. The table shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XI - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

January 31, 2015 Data
(In Thousands)	Period Ending January 31, 2016

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$51,000	$22,065	$28,935	-21.2%	25.0%
+300	48,754	17,334	31,420	-14.4%	20.0%
+200	46,448	13,054	33,394	-9.0%	15.0%
+100	44,024	8,938	35,086	-4.4%	10.0%
0	41,525	4,828	36,697	0.0%	0.0%
-100	38,701	4,646	34,055	-7.2%	10.0%
-200	37,190	4,645	32,545	-11.3%	15.0%
-300	36,317	4,645	31,672	-13.7%	20.0%
-400	36,207	4,545	31,662	-13.7%	25.0%

	Market Value of Portfolio Equity at January 31, 2015

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$177,092	-23.3%	50.0%
+300	189,865	-17.8%	45.0%
+200	203,871	-11.7%	35.0%
+100	217,412	-5.9%	25.0%
0	230,974	0.0%	0.0%
-100	225,559	-2.3%	25.0%
-200	230,535	-0.2%	35.0%
-300	260,073	12.6%	45.0%
-400	293,822	27.2%	50.0%

October 31, 2014 Data
(In Thousands)		Period Ending October 31, 2015

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$55,351	$23,123	$32,228	-20.3%	25.0%
+300	52,975	18,223	34,752	-14.1%	20.0%
+200	50,546	13,618	36,928	-8.7%	15.0%
+100	47,977	9,330	38,647	-4.4%	10.0%
0	45,478	5,043	40,435	0.0%	0.0%
-100	42,869	4,794	38,075	-5.8%	10.0%
-200	41,095	4,729	36,366	-10.1%	15.0%
-300	40,123	4,707	35,416	-12.4%	20.0%
-400	39,998	4,707	35,291	-12.7%	25.0%

	Market Value of Portfolio Equity at October 31, 2014

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$176,447	-24.4%	50.0%
+300	189,184	-18.9%	45.0%
+200	203,838	-12.6%	35.0%
+100	218,314	-6.4%	25.0%
0	233,255	0.0%	0.0%
-100	232,818	-0.2%	25.0%
-200	232,294	-0.4%	35.0%
-300	251,791	7.9%	45.0%
-400	288,059	23.5%	50.0%

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

Equity securities held as of March 31, 2015 and December 31, 2014 are presented in Table XII. Table XII presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XII does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of March 31, 2015.

TABLE XII - EQUITY SECURITIES RISK
(In Thousands)

	March 31,	Dec. 31,
	2015	2014
Cost	$5,636	$5,605
Fair Value	8,671	8,654
Hypothetical 10% Decline In Market Value	(867)	(865)
Hypothetical 20% Decline In Market Value	(1,734)	(1,731)

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

There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed February 26, 2015.

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

Consistent with previous programs, the Board of Directors’ July 17, 2014 authorization provides that: (1) the new treasury stock repurchase program shall be effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. Through March 31, 2015, 364,100 shares had been repurchased for a total cost of $7,024,000

The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities during the first quarter 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2015	0	$0	0	414,200
February 1 - 28, 2015	80,200	$19.43	80,200	334,000
March 1 - 31, 2015	75,600	$19.36	155,800	258,400

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6.	Exhibits

2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed April 19, 2013

4. Instruments defining the rights of Security holders, including Indentures	Not applicable

10. Material contracts:
10.1 Form of Change in Control agreement dated March 17, 2015 between the Corporation and Stan R. Dunsmore	Filed herewith

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 2 to the unaudited consolidated financial statements, which is included in Part I, Item 1 of Form 10-Q

15. Letter re: unaudited interim information	Not applicable

18. Letter re: change in accounting principles	Not applicable

19. Report furnished to security holders	Not applicable

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

99. Additional exhibits	Not applicable

100. XBRL-related documents	Not applicable

101. Interactive data file	Filed herewith

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Signatures

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

May 8, 2015	By:/s/ J. Bradley Scovill
Date	President and Chief Executive Officer

May 8, 2015	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer

