Form 10-Q
period 2015-06-30
CITIZENS & NORTHERN CORP
filed 2015-08-07
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	12,195,996 Shares Outstanding on August 4, 2015

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data) (Unaudited)	June 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks:
Noninterest-bearing	$15,839	$14,812
Interest-bearing	19,566	21,235
Total cash and due from banks	35,405	36,047
Available-for-sale securities, at fair value	497,111	516,807
Loans held for sale	192	0

Loans receivable	663,818	630,545
Allowance for loan losses	(7,300)	(7,336)
Loans, net	656,518	623,209
Bank-owned life insurance	20,876	22,119
Accrued interest receivable	3,875	3,908
Bank premises and equipment, net	15,837	16,256
Foreclosed assets held for sale	1,223	1,189
Deferred tax asset, net	1,931	1,668
Intangible asset - Core deposit intangibles	41	52
Intangible asset - Goodwill	11,942	11,942
Other assets	10,771	8,766
TOTAL ASSETS	$1,255,722	$1,241,963

LIABILITIES
Deposits:
Noninterest-bearing	$216,910	$212,439
Interest-bearing	761,539	755,550
Total deposits	978,449	967,989
Short-term borrowings	19,806	5,537
Long-term borrowings	62,916	73,060
Accrued interest and other liabilities	7,578	7,015
TOTAL LIABILITIES	1,068,749	1,053,601

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued at June 30, 2015 and December 31, 2014	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2015 and 2014; issued 12,655,171 at June 30, 2015 and 12,655,171 at December 31, 2014; outstanding 12,196,830 at June 30, 2015 and 12,279,980 at December 31, 2014	12,655	12,655
Paid-in capital	71,258	71,541
Retained earnings	107,422	105,550
Treasury stock, at cost; 458,341 shares at June 30, 2015 and 375,191 shares at December 31, 2014	(8,448)	(6,744)
Sub-total	182,887	183,002
Accumulated other comprehensive income:
Unrealized gain on available-for-sale securities	4,077	5,281
Defined benefit plans gain	9	79
Total accumulated other comprehensive income	4,086	5,360
TOTAL STOCKHOLDERS' EQUITY	186,973	188,362
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,255,722	$1,241,963

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income	3 Months Ended		Fiscal Year To Date
(In Thousands Except Per Share Data) (Unaudited)	June 30,	June 30,	6 Months Ended June 30,
INTEREST INCOME	2015	2014	2015	2014
Interest and fees on loans	$7,753	$8,085	$15,462	$16,083
Interest on balances with depository institutions	25	32	51	62
Interest on loans to political subdivisions	391	334	740	707
Interest on mortgages held for sale	3	5	5	8
Income from available-for-sale securities:
Taxable	1,934	1,961	3,908	3,763
Tax-exempt	1,013	1,080	2,029	2,191
Dividends	67	66	154	155
Total interest and dividend income	11,186	11,563	22,349	22,969
INTEREST EXPENSE
Interest on deposits	479	553	965	1,107
Interest on short-term borrowings	5	1	6	6
Interest on long-term borrowings	692	736	1,418	1,465
Total interest expense	1,176	1,290	2,389	2,578
Net interest income	10,010	10,273	19,960	20,391
Provision for loan losses	221	446	224	135
Net interest income after provision for loan losses	9,789	9,827	19,736	20,256
OTHER INCOME
Service charges on deposit accounts	1,305	1,314	2,327	2,537
Service charges and fees	123	134	236	261
Trust and financial management revenue	1,241	1,138	2,355	2,185
Brokerage revenue	206	242	425	469
Insurance commissions, fees and premiums	23	27	63	59
Interchange revenue from debit card transactions	500	517	974	970
Net gains from sale of loans	183	265	330	416
(Decrease) increase in fair value of servicing rights	(33)	(53)	(150)	52
Increase in cash surrender value of life insurance	102	91	199	179
Net loss from premises and equipment	0	(1)	0	(1)
Other operating income	312	306	690	604
Sub-total	3,962	3,980	7,449	7,731
Realized gains on available-for-sale securities, net	932	103	1,006	134
Total other income	4,894	4,083	8,455	7,865
OTHER EXPENSES
Salaries and wages	3,603	3,646	7,090	7,211
Pensions and other employee benefits	935	1,153	2,320	2,472
Occupancy expense, net	640	641	1,362	1,356
Furniture and equipment expense	467	466	921	938
FDIC Assessments	148	146	299	293
Pennsylvania shares tax	317	337	566	678
Professional fees	113	144	235	292
Automated teller machine and interchange expense	255	218	501	429
Software subscriptions	211	201	408	391
Loss on prepayment of debt	910	0	910	0
Other operating expense	1,275	1,395	2,726	2,811
Total other expenses	8,874	8,347	17,338	16,871
Income before income tax provision	5,809	5,563	10,853	11,250
Income tax provision	1,452	1,400	2,681	2,799
NET INCOME	$4,357	$4,163	$8,172	$8,451
NET INCOME PER SHARE - BASIC	$0.36	$0.33	$0.67	$0.68
NET INCOME PER SHARE - DILUTED	$0.36	$0.33	$0.67	$0.68

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income

(In Thousands) (Unaudited)

	3 Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$4,357	$4,163	$8,172	$8,451

Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains on available-for-sale securities	(4,572)	4,523	(847)	9,857
Reclassification adjustment for gains realized in income	(932)	(103)	(1,006)	(134)
Other comprehensive (loss) gain on available-for-sale securities	(5,504)	4,420	(1,853)	9,723

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in accumulated other comprehensive (loss) gain	0	3	(100)	144
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(5)	(4)	(8)	(8)
Other comprehensive (loss) gain on unfunded retirement obligations	(5)	(1)	(108)	136

Other comprehensive (loss) income before income tax	(5,509)	4,419	(1,961)	9,859
Income tax related to other comprehensive loss (income)	1,929	(1,545)	687	(3,450)

Net other comprehensive (loss) income	(3,580)	2,874	(1,274)	6,409

Comprehensive income	$777	$7,037	$6,898	$14,860

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS	6 Months Ended
(In Thousands) (Unaudited)	June 30,	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,172	$8,451
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	224	135
Realized gains on available-for-sale securities, net	(1,006)	(134)
Loss on prepayment of debt	910	0
Realized (gain) loss on foreclosed assets	(61)	19
Loss on disposition of premises and equipment	0	1
Depreciation expense	958	988
Accretion and amortization on securities, net	791	674
Accretion and amortization on loans and deposits, net	(10)	(14)
Decrease (increase) in fair value of servicing rights	150	(52)
Increase in cash surrender value of life insurance	(199)	(179)
Stock-based compensation	307	384
Amortization of core deposit intangibles	11	17
Deferred income taxes	424	1,057
Gains on sales of loans, net	(330)	(416)
Origination of loans for sale	(10,029)	(12,443)
Proceeds from sales of loans	10,089	12,807
(Increase) decrease in accrued interest receivable and other assets	(1,225)	179
Increase in accrued interest payable and other liabilities	681	1,795
Net Cash Provided by Operating Activities	9,857	13,269
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	0	480
Proceeds from sales of available-for-sale securities	11,255	28,831
Proceeds from calls and maturities of available-for-sale securities	41,777	35,340
Purchase of available-for-sale securities	(35,200)	(83,766)
Redemption of Federal Home Loan Bank of Pittsburgh stock	2,042	976
Purchase of Federal Home Loan Bank of Pittsburgh stock	(2,960)	(123)
Net (increase) decrease in loans	(34,153)	20,248
Proceeds from bank-owned life insurance	1,442	0
Purchase of premises and equipment	(539)	(206)
Return of principal on limited liability entity investments	99	87
Proceeds from sale of foreclosed assets	657	378
Net Cash (Used in) Provided by Investing Activities	(15,580)	2,245
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	10,460	24,723
Net increase (decrease) in short-term borrowings	14,269	(18,748)
Repayments of long-term borrowings	(11,054)	(137)
Purchase of treasury stock	(3,415)	0
Sale of treasury stock	378	86
Tax benefit from compensation plans	78	74
Common dividends paid	(5,635)	(5,703)
Net Cash Provided by Financing Activities	5,081	295
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(642)	15,809
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	31,619	38,591
CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,977	$54,400

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$630	$924
Accrued purchase of available-for-sale securities	$0	$1,312
Interest paid	$2,404	$2,587
Income taxes paid	$1,645	$1,834

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders' Equity
(In Thousands Except Share and Per Share Data)						Accumulated
(Unaudited)						Other
						Comprehensive
	Common	Treasury	Common	Paid-in	Retained	(Loss)	Treasury
	Shares	Shares	Stock	Capital	Earnings	Income	Stock	Total
Six Months Ended June 30, 2015:
Balance, December 31, 2014	12,655,171	375,191	$12,655	$71,541	$105,550	$5,360	($6,744)	$188,362
Net income					8,172			8,172
Other comprehensive loss, net						(1,274)		(1,274)
Cash dividends declared on common stock, $.52 per share					(6,373)			(6,373)
Shares issued for dividend reinvestment plan		(37,758)		25			713	738
Treasury stock purchased		176,000					(3,415)	(3,415)
Shares issued from treasury related to exercise of stock options		(22,235)		(26)			404	378
Restricted stock granted		(34,800)		(627)			627	0
Forfeiture of restricted stock		1,943		33			(33)	0
Stock-based compensation expense				307				307
Tax effect of stock option exercises				(6)				(6)
Tax benefit from dividends on restricted stock				11				11
Tax benefit from employee benefit plan					73			73
Balance, June 30, 2015	12,655,171	458,341	$12,655	$71,258	$107,422	$4,086	($8,448)	$186,973

Six Months Ended June 30, 2014:
Balance, December 31, 2013	12,596,540	206,477	$12,596	$70,105	$101,216	($993)	($3,452)	$179,472
Net income					8,451			8,451
Other comprehensive income, net						6,409		6,409
Cash dividends declared on common stock, $0.52 per share					(6,459)			(6,459)
Shares issued for dividend reinvestment plan	40,009		40	716				756
Shares issued from treasury related to
exercise of stock options		(5,577)		(7)			93	86
Restricted stock granted		(16,711)		(279)			279	0
Forfeiture of restricted stock		2,355		39			(39)	0
Stock-based compensation expense				384				384
Tax effect of stock option exercises				1				1
Tax benefit from dividends on restricted stock				5				5
Tax benefit from employee benefit plan					68			68
Balance, June 30, 2014	12,636,549	186,544	$12,636	$70,964	$103,276	$5,416	($3,119)	$189,173

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

Operating results reported for the three-month and six-month periods ended June 30, 2015 might not be indicative of the results for the year ending December 31, 2015. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Six Months Ended June 30, 2015
Earnings per share – basic	$8,172,000	12,233,964	$0.67
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		218,115
Hypothetical share repurchase at $19.97		(196,407)
Earnings per share – diluted	$8,172,000	12,255,672	$0.67

Six Months Ended June 30, 2014
Earnings per share – basic	$8,451,000	12,429,717	$0.68
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		239,291
Hypothetical share repurchase at $19.25		(217,549)
Earnings per share – diluted	$8,451,000	12,451,459	$0.68

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Three Months Ended June 30, 2015
Earnings per share – basic	$4,357,000	12,199,996	$0.36
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		205,024
Hypothetical share repurchase at $20.15		(182,494)
Earnings per share – diluted	$4,357,000	12,222,526	$0.36

Three Months Ended June 30, 2014
Earnings per share – basic	$4,163,000	12,441,679	$0.33
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		174,840
Hypothetical share repurchase at $18.81		(157,135)
Earnings per share – diluted	$4,163,000	12,459,384	$0.33

Stock options that were anti-dilutive were excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 75,539 shares in the six-month period ended June 30, 2015, 169,448 shares in the six-month period ended June 30, 2014, 47,974 shares in the second quarter 2015 and 200,672 shares in the second quarter 2014.

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of other comprehensive income, and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2015:
Unrealized losses on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	($847)	$297	($550)
Reclassification adjustment for (gains) realized in income	(1,006)	352	(654)
Other comprehensive loss on available-for-sale securities	(1,853)	649	(1,204)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	(100)	35	(65)
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(8)	3	(5)
Other comprehensive loss on unfunded retirement obligations	(108)	38	(70)

Total other comprehensive loss	($1,961)	$687	($1,274)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2014:
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$9,857	($3,450)	$6,407
Reclassification adjustment for (gains) realized in income	(134)	47	(87)
Other comprehensive income on available-for-sale securities	9,723	(3,403)	6,320

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	144	(50)	94
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(8)	3	(5)
Other comprehensive income on unfunded retirement obligations	136	(47)	89

Total other comprehensive income	$9,859	($3,450)	$6,409

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended June 30, 2015:
Unrealized losses on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	($4,572)	$1,601	($2,971)
Reclassification adjustment for (gains) realized in income	(932)	326	(606)
Other comprehensive loss on available-for-sale securities	(5,504)	1,927	(3,577)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	0	0	0
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(5)	2	(3)
Other comprehensive loss on unfunded retirement obligations	(5)	2	(3)

Total other comprehensive loss	($5,509)	$1,929	($3,580)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended June 30, 2014:
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$4,523	($1,582)	$2,941
Reclassification adjustment for (gains) realized in income	(103)	36	(67)
Other comprehensive income on available-for-sale securities	4,420	(1,546)	2,874

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	3	(1)	2
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(4)	2	(2)
Other comprehensive loss on unfunded retirement obligations	(1)	1	0

Total other comprehensive income	$4,419	($1,545)	$2,874

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Changes in the components of accumulated other comprehensive income are as follows and are presented net of tax:

(In Thousands)	Unrealized	Unfunded	Accumulated
	Holding Gains	Pension and	Other
	(Losses)	Postretirement	Comprehensive
	on Securities	Obligations	Income
Six Months Ended June 30, 2015
Balance, beginning of period	$5,281	$79	$5,360
Other comprehensive loss before reclassifications	(550)	(65)	(615)
Amounts reclassified from accumulated other comprehensive income	(654)	(5)	(659)
Other comprehensive loss	(1,204)	(70)	(1,274)
Balance, end of period	$4,077	$9	$4,086

Six Months Ended June 30, 2014
Balance, beginning of period	($1,004)	$11	($993)
Other comprehensive income before reclassifications	6,407	94	6,501
Amounts reclassified from accumulated other comprehensive income	(87)	(5)	(92)
Other comprehensive income	6,320	89	6,409
Balance, end of period	$5,316	$100	$5,416

Three Months Ended June 30, 2015
Balance, beginning of period	$7,654	$12	$7,666
Other comprehensive loss before reclassifications	(2,971)	0	(2,971)
Amounts reclassified from accumulated other comprehensive income	(606)	(3)	(609)
Other comprehensive loss	(3,577)	(3)	(3,580)
Balance, end of period	$4,077	$9	$4,086

Three Months Ended June 30, 2014
Balance, beginning of period	$2,442	$100	$2,542
Other comprehensive income before reclassifications	2,941	2	2,943
Amounts reclassified from accumulated other comprehensive income	(67)	(2)	(69)
Other comprehensive income	2,874	0	2,874
Balance, end of period	$5,316	$100	$5,416

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Items reclassified out of each component of other comprehensive income are as follows:

For the Six Months Ended June 30, 2015
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
securities	($1,006)	Realized gains on available-for-sale securities, net
	352	Income tax provision
	(654)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(15)	Pensions and other employee benefits
Actuarial loss	7	Pensions and other employee benefits
	(8)	Total before tax
	3	Income tax provision
	(5)	Net of tax
Total reclassifications for the period	($659)

For the Six Months Ended June 30, 2014
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
securities	($134)	Realized gains on available-for-sale securities, net
	47	Income tax provision
	(87)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(16)	Pensions and other employee benefits
Actuarial loss	8	Pensions and other employee benefits
	(8)	Total before tax
	3	Income tax provision
	(5)	Net of tax
Total reclassifications for the period	($92)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

For the Three Months Ended June 30, 2015
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
securities	($932)	Realized gains on available-for-sale securities, net
	326	Income tax provision
	(606)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(8)	Pensions and other employee benefits
Actuarial loss	3	Pensions and other employee benefits
	(5)	Total before tax
	2	Income tax provision
	(3)	Net of tax
Total reclassifications for the period	($609)

For the Three Months Ended June 30, 2014
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
securities	($103)	Realized gains on available-for-sale securities, net
	36	Income tax provision
	(67)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(8)	Pensions and other employee benefits
Actuarial loss	4	Pensions and other employee benefits
	(4)	Total before tax
	2	Income tax provision
	(2)	Net of tax
Total reclassifications for the period	($69)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

4. CASH AND DUE FROM BANKS

Cash and due from banks at June 30, 2015 and December 31, 2014 include the following:

(In thousands)	June 30	Dec. 31,
	2015	2014
Cash and cash equivalents	$30,977	$31,619
Certificates of deposit	4,428	4,428
Total cash and due from banks	$35,405	$36,047

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $15,821,000 at June 30, 2015 and $16,853,000 at December 31, 2014.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At June 30, 2015 and December 31, 2014, assets measured at fair value and the valuation methods used are as follows:

		June 30, 2015
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$26,871	$0	$26,871
Obligations of states and political subdivisions:
Tax-exempt	0	119,749	0	119,749
Taxable	0	35,135	0	35,135
Mortgage-backed securities	0	76,790	0	76,790
Collateralized mortgage obligations, Issued by U.S. Government agencies	0	230,794	0	230,794
Collateralized debt obligations	0	34	0	34
Total debt securities	0	489,373	0	489,373
Marketable equity securities	7,738	0	0	7,738
Total available-for-sale securities	7,738	489,373	0	497,111
Servicing rights	0	0	1,209	1,209
Total recurring fair value measurements	$7,738	$489,373	$1,209	$498,320

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,880	$3,880
Valuation allowance	0	0	(600)	(600)
Impaired loans, net	0	0	3,280	3,280
Foreclosed assets held for sale	0	0	1,223	1,223
Total nonrecurring fair value measurements	$0	$0	$4,503	$4,503

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2014
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$26,676	$0	$26,676
Obligations of states and political subdivisions:
Tax-exempt	0	124,839	0	124,839
Taxable	0	33,878	0	33,878
Mortgage-backed securities	0	83,903	0	83,903
Collateralized mortgage obligations,
Issued by U.S. Government agencies	0	238,823	0	238,823
Collateralized debt obligations	0	34	0	34
Total debt securities	0	508,153	0	508,153
Marketable equity securities	8,654	0	0	8,654
Total available-for-sale securities	8,654	508,153	0	516,807
Servicing rights	0	0	1,281	1,281
Total recurring fair value measurements	$8,654	$508,153	$1,281	$518,088

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,241	$3,241
Valuation allowance	0	0	(769)	(769)
Impaired loans, net	0	0	2,472	2,472
Foreclosed assets held for sale	0	0	1,189	1,189
Total nonrecurring fair value measurements	$0	$0	$3,661	$3,661

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

At June 30, 2015 and December 31, 2014, quantitative information regarding significant techniques and inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	6/30/15	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		6/30/15
Servicing rights	$1,209	Discounted cash flow	Discount rate	10.00%	Rate used through modeling period
			Loan prepayment speeds	173.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Fair Value at
	12/31/14	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/14
Servicing rights	$1,281	Discounted cash flow	Discount rate	12.00%	Rate used through modeling period
			Loan prepayment speeds	156.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Servicing rights balance, beginning of period	$1,195	$1,268	$1,281	$1,123
Issuances of servicing rights	47	66	78	106
Unrealized losses included in earnings	(33)	(53)	(150)	52
Servicing rights balance, end of period	$1,209	$1,281	$1,209	$1,281

Loans are classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Foreclosed assets held for sale consist of real estate acquired by foreclosure. For impaired commercial loans secured by real estate and foreclosed assets held for sale, estimated fair values are determined primarily using values from third-party appraisals. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

At June 30, 2015 and December 31, 2014, quantitative information regarding significant techniques and inputs used for nonrecurring fair value measurements using unobservable inputs (Level 3 methodologies) are as follows:

(In Thousands, Except						Value at
Percentages)		Valuation				6/30/15
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	(Weighted
Asset	6/30/15	6/30/15	6/30/15	Technique	Inputs	Average)

Impaired loans:
Residential mortgage loans -
first liens	$1,104	$136	$968	Sales comparison	Discount to appraised value	34%
Commercial:
Commercial loans secured by real estate	322	80	242	Sales comparison	Discount to appraised value	40%
Commercial and industrial	75	75	0	Sales comparison	Discount to appraised value	45%
Commercial construction and land	1,815	211	1,604	Sales comparison	Discount to appraised value	30%
Loans secured by farmland	564	98	466	Sales comparison	Discount to appraised value	40%
Total impaired loans	$3,880	$600	$3,280
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$487	$0	$487	Sales comparison	Discount to appraised value	27%
Land	736	0	736	Sales comparison	Discount to appraised value	26%
Total foreclosed assets held for sale	$1,223	$0	$1,223

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands, Except						Value at
Percentages)		Valuation				12/31/14
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	(Weighted
Asset	12/31/14	12/31/14	12/31/14	Technique	Inputs	Average)
Impaired loans:
Residential mortgage loans - first liens	$715	$358	$357	Sales comparison	Discount to appraised value	36%
Commercial:
Commercial loans secured by real estate	16	16	0	Sales comparison	Discount to appraised value	42%
Commercial and industrial	150	82	68	Sales comparison	Discount to appraised value	21%
Commercial construction and land	1,815	211	1,604	Sales comparison	Discount to appraised value	30%
Loans secured by farmland	545	102	443	Sales comparison	Discount to appraised value	40%
Total impaired loans	$3,241	$769	$2,472
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$306	$0	$306	Sales comparison	Discount to appraised value	42%
Commercial property	159	0	159	Sales comparison	Discount to appraised value	23%
Land	724	0	724	Sales comparison	Discount to appraised value	29%
Total foreclosed assets held for sale	$1,189	$0	$1,189

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at June 30, 2015 and December 31, 2014. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	Valuation	June 30, 2015		December 31, 2014
	Method(s)	Carrying	Fair	Carrying	Fair
	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$30,977	$30,977	$31,619	$31,619
Certificates of deposit	Level 2	4,428	4,443	4,428	4,443
Available-for-sale securities	See Above	497,111	497,111	516,807	516,807
Restricted equity securities (included in Other Assets)	Level 2	2,502	2,502	1,584	1,584
Loans held for sale	Level 2	192	192	0	0
Loans, net	Level 3	656,518	653,715	623,209	629,267
Accrued interest receivable	Level 2	3,875	3,875	3,908	3,908
Servicing rights	Level 3	1,209	1,209	1,281	1,281

Financial liabilities:
Deposits with no stated maturity	Level 2	738,317	738,317	729,052	729,052
Time deposits	Level 2	240,132	241,030	238,937	239,712
Short-term borrowings	Level 2	19,806	19,753	5,537	5,473
Long-term borrowings	Level 2	62,916	68,017	73,060	78,866
Accrued interest payable	Level 2	89	89	104	104

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

6. SECURITIES

Amortized cost and fair value of available-for-sale securities at June 30, 2015 and December 31, 2014 are summarized as follows:

		June 30, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$27,189	$39	($357)	$26,871
Obligations of states and political subdivisions:
Tax-exempt	115,908	4,147	(306)	119,749
Taxable	34,872	394	(131)	35,135
Mortgage-backed securities	76,323	754	(287)	76,790
Collateralized mortgage obligations, Issued by U.S. Government agencies	231,148	1,308	(1,662)	230,794
Collateralized debt obligations	34	0	0	34
Total debt securities	485,474	6,642	(2,743)	489,373
Marketable equity securities	5,365	2,383	(10)	7,738
Total	$490,839	$9,025	($2,753)	$497,111

		December 31, 2014
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$27,221	$38	($583)	$26,676
Obligations of states and political subdivisions:
Tax-exempt	120,086	5,134	(381)	124,839
Taxable	33,637	415	(174)	33,878
Mortgage-backed securities	82,479	1,493	(69)	83,903
Collateralized mortgage obligations, Issued by U.S. Government agencies	239,620	1,239	(2,036)	238,823
Collateralized debt obligations:	34	0	0	34
Total debt securities	503,077	8,319	(3,243)	508,153
Marketable equity securities	5,605	3,058	(9)	8,654
Total	$508,682	$11,377	($3,252)	$516,807

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

June 30, 2015	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$10,033	($62)	$14,180	($295)	$24,213	($357)
Obligations of states and political subdivisions:
Tax-exempt	24,310	(283)	744	(23)	25,054	(306)
Taxable	9,581	(61)	4,777	(70)	14,358	(131)
Mortgage-backed securities	20,022	(213)	3,889	(74)	23,911	(287)
Collateralized mortgage obligations, Issued by U.S. Government agencies	62,196	(341)	55,754	(1,321)	117,950	(1,662)
Total debt securities	126,142	(960)	79,344	(1,783)	205,486	(2,743)
Marketable equity securities	59	(10)	0	0	59	(10)
Total temporarily impaired available-for-sale securities	$126,201	($970)	$79,344	($1,783)	$205,545	($2,753)

December 31, 2014	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$0	$0	$24,020	($583)	$24,020	($583)
Obligations of states and political subdivisions:
Tax-exempt	11,898	(289)	6,991	(92)	18,889	(381)
Taxable	4,240	(22)	9,159	(152)	13,399	(174)
Mortgage-backed securities	0	0	4,160	(69)	4,160	(69)
Collateralized mortgage obligations, Issued by U.S. Government agencies	58,812	(396)	60,897	(1,640)	119,709	(2,036)
Total debt securities	74,950	(707)	105,227	(2,536)	180,177	(3,243)
Marketable equity securities	134	(9)	0	0	134	(9)
Total temporarily impaired available-for-sale securities	$75,084	($716)	$105,227	($2,536)	$180,311	($3,252)

Gross realized gains and losses from available-for-sale securities were as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Gross realized gains from sales	$932	$140	$1,006	$342
Gross realized losses from sales	0	(37)	0	(208)
Net realized gains	$932	$103	$1,006	$134

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of June 30, 2015. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$10,599	$10,741
Due from one year through five years	62,421	63,102
Due from five years through ten years	60,873	61,305
Due after ten years	44,110	46,641
Subtotal	178,003	181,789
Mortgage-backed securities	76,323	76,790
Collateralized mortgage obligations, Issued by U.S. Government agencies	231,148	230,794
Total	$485,474	$489,373

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

Investment securities carried at $363,533,000 at June 30, 2015 and $369,945,000 at December 31, 2014 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements.

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

A summary of information management considered in evaluating debt and equity securities for OTTI at June 30, 2015 is provided below.

Debt Securities

At June 30, 2015, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities at June 30, 2015 to be temporary.

Equity Securities

The Corporation’s marketable equity securities at June 30, 2015 and December 31, 2014 consisted exclusively of stocks of banking companies. At June 30, 2015, the Corporation held two stocks with an unrealized loss of $10,000 for which management determined an OTTI charge was not required.

Realized gains from sales of bank stocks totaled $476,000 in the three-month and six-month periods ended June 30, 2015. The Corporation realized gains from sales of bank stocks totaling $74,000 in the three-month and six-month periods ended June 30, 2014.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 12 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $2,372,000 at June 30, 2015 and $1,454,000 at December 31, 2014. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at June 30, 2015 and December 31, 2014. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

7. LOANS

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans. Loans outstanding at June 30, 2015 and December 31, 2014 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type
(In Thousands)	June 30,	Dec. 31,
	2015	2014
Residential mortgage:
Residential mortgage loans - first liens	$294,978	$291,882
Residential mortgage loans - junior liens	21,502	21,166
Home equity lines of credit	39,140	36,629
1-4 Family residential construction	19,651	16,739
Total residential mortgage	375,271	366,416
Commercial:
Commercial loans secured by real estate	135,063	145,878
Commercial and industrial	61,427	50,157
Political subdivisions	40,908	17,534
Commercial construction and land	7,826	6,938
Loans secured by farmland	7,565	7,916
Multi-family (5 or more) residential	8,561	8,917
Agricultural loans	4,287	3,221
Other commercial loans	12,809	13,334
Total commercial	278,446	253,895
Consumer	10,101	10,234
Total	663,818	630,545
Less: allowance for loan losses	(7,300)	(7,336)
Loans, net	$656,518	$623,209

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either June 30, 2015 or December 31, 2014.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of June 30, 2015 and December 31, 2014, management determined that no allowance for credit losses related to unfunded loan commitments was required.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month and six-month periods ended June 30, 2015 and 2014 were as follows:

Three Months Ended June 30, 2015	March 31,				June 30,
(In Thousands)	2015 Balance	Charge-offs	Recoveries	Provision (Credit)	2015 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,774	($58)	$0	$59	$2,775
Residential mortgage loans - junior liens	200	0	0	10	210
Home equity lines of credit	322	0	0	22	344
1-4 Family residential construction	207	0	0	50	257
Total residential mortgage	3,503	(58)	0	141	3,586
Commercial:
Commercial loans secured by real estate	1,736	0	0	(44)	1,692
Commercial and industrial	684	0	3	113	800
Political subdivisions	0	0	0	0	0
Commercial construction and land	286	0	0	10	296
Loans secured by farmland	159	0	0	(4)	155
Multi-family (5 or more) residential	81	0	0	(1)	80
Agricultural loans	29	0	0	11	40
Other commercial loans	123	0	0	(3)	120
Total commercial	3,098	0	3	82	3,183
Consumer	139	(19)	19	(4)	135
Unallocated	394	0	0	2	396

Total Allowance for Loan Losses	$7,134	($77)	$22	$221	$7,300

Three Months Ended June 30, 2014	March 31,				June 30,
(In Thousands)	2014 Balance	Charge-offs	Recoveries	Provision (Credit)	2014 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,863	($40)	$1	$142	$2,966
Residential mortgage loans - junior liens	280	0	0	0	280
Home equity lines of credit	271	0	0	6	277
1-4 Family residential construction	153	0	0	20	173
Total residential mortgage	3,567	(40)	1	168	3,696
Commercial:
Commercial loans secured by real estate	3,081	(1,486)	0	301	1,896
Commercial and industrial	555	0	7	64	626
Political subdivisions	0	0	0	0	0
Commercial construction and land	247	0	5	(89)	163
Loans secured by farmland	98	0	0	(2)	96
Multi-family (5 or more) residential	105	0	0	(2)	103
Agricultural loans	30	0	0	0	30
Other commercial loans	138	0	0	(3)	135
Total commercial	4,254	(1,486)	12	269	3,049
Consumer	128	(20)	11	8	127
Unallocated	394	0	0	1	395

Total Allowance for Loan Losses	$8,343	($1,546)	$24	$446	$7,267

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Six Months Ended June 30, 2015	December 31,				June 30,
(In Thousands)	2014 Balance	Charge-offs	Recoveries	Provision (Credit)	2015 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,941	($137)	$1	($30)	$2,775
Residential mortgage loans - junior liens	176	0	0	34	210
Home equity lines of credit	322	0	0	22	344
1-4 Family residential construction	214	0	0	43	257
Total residential mortgage	3,653	(137)	1	69	3,586
Commercial:
Commercial loans secured by real estate	1,758	(115)	0	49	1,692
Commercial and industrial	688	(10)	4	118	800
Political subdivisions	0	0	0	0	0
Commercial construction and land	283	0	0	13	296
Loans secured by farmland	165	0	0	(10)	155
Multi-family (5 or more) residential	87	0	0	(7)	80
Agricultural loans	31	0	0	9	40
Other commercial loans	131	0	0	(11)	120
Total commercial	3,143	(125)	4	161	3,183
Consumer	145	(37)	34	(7)	135
Unallocated	395	0	0	1	396

Total Allowance for Loan Losses	$7,336	($299)	$39	$224	$7,300

Six Months Ended June 30, 2014	December 31,				June 30,
(In Thousands)	2013 Balance	Charge-offs	Recoveries	Provision (Credit)	2014 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,974	($59)	$1	$50	$2,966
Residential mortgage loans - junior liens	294	0	0	(14)	$280
Home equity lines of credit	269	0	0	8	$277
1-4 Family residential construction	168	0	0	5	$173
Total residential mortgage	3,705	(59)	1	49	3,696
Commercial:
Commercial loans secured by real estate	3,123	(1,521)	250	44	1,896
Commercial and industrial	591	(24)	8	51	626
Political subdivisions	0	0	0	0	0
Commercial construction and land	267	(170)	5	61	163
Loans secured by farmland	115	0	0	(19)	96
Multi-family (5 or more) residential	103	0	0	0	103
Agricultural loans	30	0	0	0	30
Other commercial loans	138	0	0	(3)	135
Total commercial	4,367	(1,715)	263	134	3,049
Consumer	193	(46)	25	(45)	127
Unallocated	398	0	0	(3)	395

Total Allowance for Loan Losses	$8,663	($1,820)	$289	$135	$7,267

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of June 30, 2015 and December 31, 2014:

June 30, 2015		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$286,168	$485	$8,252	$73	$294,978
Residential mortgage loans - junior liens	20,931	90	481	0	21,502
Home equity lines of credit	37,328	1,407	405	0	39,140
1-4 Family residential construction	19,632	19	0	0	19,651
Total residential mortgage	364,059	2,001	9,138	73	375,271
Commercial:
Commercial loans secured by real estate	121,059	5,139	8,865	0	135,063
Commercial and Industrial	54,601	6,291	417	118	61,427
Political subdivisions	40,908	0	0	0	40,908
Commercial construction and land	5,744	164	1,918	0	7,826
Loans secured by farmland	5,668	423	1,451	23	7,565
Multi-family (5 or more) residential	8,287	274	0	0	8,561
Agricultural loans	4,266	0	21	0	4,287
Other commercial loans	12,727	82	0	0	12,809
Total Commercial	253,260	12,373	12,672	141	278,446
Consumer	9,915	22	164	0	10,101
Totals	$627,234	$14,396	$21,974	$214	$663,818

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2014 (In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$280,094	$1,246	$10,464	$78	$291,882
Residential mortgage loans - junior liens	20,502	112	552	0	21,166
Home equity lines of credit	35,935	294	400	0	36,629
1-4 Family residential construction	16,719	20	0	0	16,739
Total residential mortgage	353,250	1,672	11,416	78	366,416
Commercial:
Commercial loans secured by real estate	133,204	2,775	9,899	0	145,878
Commercial and Industrial	41,751	7,246	1,042	118	50,157
Political subdivisions	17,534	0	0	0	17,534
Commercial construction and land	4,650	266	2,022	0	6,938
Loans secured by farmland	5,990	433	1,468	25	7,916
Multi-family (5 or more) residential	8,629	288	0	0	8,917
Agricultural loans	3,196	0	25	0	3,221
Other commercial loans	13,248	86	0	0	13,334
Total commercial	228,202	11,094	14,456	143	253,895
Consumer	10,095	22	117	0	10,234
Totals	$591,547	$12,788	$25,989	$221	$630,545

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

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 57% at June 30, 2015) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Also, all loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment. Loans that are individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually evaluated, but which have not been determined to be impaired, are included in the “Collectively Evaluated” column in the tables summarizing the allowance and associated loan balances as of June 30, 2015 and December 31, 2014.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of June 30, 2015 and December 31, 2014:

June 30, 2015	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$1,755	$293,223	$294,978	$136	$2,639	$2,775
Residential mortgage loans - junior liens	77	21,425	21,502	0	210	210
Home equity lines of credit	0	39,140	39,140	0	344	344
1-4 Family residential construction	0	19,651	19,651	0	257	257
Total residential mortgage	1,832	373,439	375,271	136	3,450	3,586
Commercial:
Commercial loans secured by real estate	6,145	128,918	135,063	80	1,612	1,692
Commercial and industrial	332	61,095	61,427	75	725	800
Political subdivisions	0	40,908	40,908	0	0	0
Commercial construction and land	1,840	5,986	7,826	211	85	296
Loans secured by farmland	1,474	6,091	7,565	98	57	155
Multi-family (5 or more) residential	0	8,561	8,561	0	80	80
Agricultural loans	21	4,266	4,287	0	40	40
Other commercial loans	0	12,809	12,809	0	120	120
Total commercial	9,812	268,634	278,446	464	2,719	3,183
Consumer	0	10,101	10,101	0	135	135
Unallocated						396

Total	$11,644	$652,174	$663,818	$600	$6,304	$7,300

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2014	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$1,665	$290,217	$291,882	$358	$2,583	$2,941
Residential mortgage loans - junior liens	17	21,149	21,166	0	176	176
Home equity lines of credit	0	36,629	36,629	0	322	322
1-4 Family residential construction	0	16,739	16,739	0	214	214
Total residential mortgage	1,682	364,734	366,416	358	3,295	3,653
Commercial:
Commercial loans secured by real estate	6,537	139,341	145,878	16	1,742	1,758
Commercial and industrial	663	49,494	50,157	82	606	688
Political subdivisions	0	17,534	17,534	0	0	0
Commercial construction	1,939	4,999	6,938	211	72	283
Loans secured by farmland	1,470	6,446	7,916	102	63	165
Multi-family (5 or more) residential	0	8,917	8,917	0	87	87
Agricultural loans	25	3,196	3,221	0	31	31
Other commercial loans	0	13,334	13,334	0	131	131
Total commercial	10,634	243,261	253,895	411	2,732	3,143
Consumer	0	10,234	10,234	0	145	145
Unallocated						395

Total	$12,316	$618,229	$630,545	$769	$6,172	$7,336

Summary information related to impaired loans at June 30, 2015 and December 31, 2014 is as follows:

(In Thousands)	June 30, 2015			December 31, 2014
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Residential mortgage loans - first liens	$651	$651	$0	$950	$950	$0
Residential mortgage loans - junior liens	77	77	0	17	17	0
Commercial loans secured by real estate	7,409	5,823	0	8,062	6,521	0
Commercial and industrial	257	257	0	513	513	0
Commercial construction and land	25	25	0	124	124	0
Loans secured by farmland	910	910	0	925	925	0
Agricultural loans	21	21	0	25	25	0
Total with no related allowance recorded	9,350	7,764	0	10,616	9,075	0

With a related allowance recorded:
Residential mortgage loans - first liens	1,104	1,104	136	715	715	358
Commercial loans secured by real estate	322	322	80	16	16	16
Commercial and industrial	75	75	75	150	150	82
Commercial construction and land	1,815	1,815	211	1,815	1,815	211
Loans secured by farmland	564	564	98	545	545	102
Agricultural loans	0	0	0	0	0	0
Total with a related allowance recorded	3,880	3,880	600	3,241	3,241	769

Total	$13,230	$11,644	$600	$13,857	$12,316	$769

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

					Interest Income Recognized on
	Average Investment in Impaired Loans				Impaired Loans on a Cash Basis
(In Thousands)	3 Months Ended		6 Months Ended		3 Months Ended		6 Months Ended
	June 30,		June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Residential mortgage:
Residential mortgage loans - first lien	$3,701	$4,527	$3,819	$4,493	$20	$24	$58	$46
Residential mortgage loans - junior lien	66	197	57	214	1	0	2	2
Total residential mortgage	3,767	4,724	3,876	4,707	21	24	60	48
Commercial:
Commercial loans secured by real estate	6,286	7,261	6,437	7,589	90	156	203	267
Commercial and industrial	423	882	513	986	5	9	12	19
Commercial construction and land	41	408	58	519	0	2	0	4
Loans secured by farmland	1,447	1,274	1,468	1,280	26	18	52	33
Agricultural loans	46	45	23	46	2	1	2	2
Total commercial	8,243	9,870	8,499	10,420	123	186	269	325
Consumer	0	1	0	2	0	0	0	0
Total	$12,010	$14,595	$12,375	$15,129	$144	$210	$329	$373

Loans are placed on nonaccrual status for all classes of loans when, in the opinion of management, collection of interest is doubtful. Any unpaid interest previously accrued on those loans is reversed from income. Interest income is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on loans for which the risk of further loss is greater than remote are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans, including impaired loans, is recognized only to the extent of interest payments received. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments. Also, the amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	June 30, 2015		December 31, 2014
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$1,706	$3,227	$1,989	$3,440
Residential mortgage loans - junior liens	14	50	82	50
Home equity lines of credit	58	20	49	22
Total residential mortgage	1,778	3,297	2,120	3,512
Commercial:
Commercial loans secured by real estate	630	5,714	653	5,804
Commercial and industrial	0	257	5	379
Commercial construction and land	85	1,815	35	1,915
Loans secured by farmland	0	933	0	951
Agricultural loans	0	21	0	25
Total commercial	715	8,740	693	9,074
Consumer	36	23	30	24

Totals	$2,529	$12,060	$2,843	$12,610

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The table below presents a summary of the contractual aging of loans as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015				As of December 31, 2014
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$288,923	$3,085	$2,970	$294,978	$282,766	$5,443	$3,673	$291,882
Residential mortgage loans - junior liens	21,134	312	56	21,502	20,853	190	123	21,166
Home equity lines of credit	38,888	194	58	39,140	36,300	258	71	36,629
1-4 Family residential construction	19,651	0	0	19,651	16,739	0	0	16,739
Total residential mortgage	368,596	3,591	3,084	375,271	356,658	5,891	3,867	366,416

Commercial:
Commercial loans secured by real estate	133,590	338	1,135	135,063	143,713	883	1,282	145,878
Commercial and industrial	61,253	153	21	61,427	49,994	43	120	50,157
Political subdivisions	40,908	0	0	40,908	17,534	0	0	17,534
Commercial construction and land	5,896	30	1,900	7,826	4,897	91	1,950	6,938
Loans secured by farmland	6,704	23	838	7,565	6,811	254	851	7,916
Multi-family (5 or more) residential	8,561	0	0	8,561	8,720	197	0	8,917
Agricultural loans	3,958	308	21	4,287	3,105	91	25	3,221
Other commercial loans	12,809	0	0	12,809	13,334	0	0	13,334
Total commercial	273,679	852	3,915	278,446	248,108	1,559	4,228	253,895
Consumer	10,036	29	36	10,101	10,164	40	30	10,234

Totals	$652,311	$4,472	$7,035	$663,818	$614,930	$7,490	$8,125	$630,545

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at June 30, 2015 and December 31, 2014 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
June 30, 2015 Nonaccrual Totals	$6,885	$669	$4,506	$12,060
December 31, 2014 Nonaccrual Totals	$6,959	$369	$5,282	$12,610

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at June 30, 2015 and December 31, 2014 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
June 30, 2015 Totals	$1,013	$81	$25	$5,216	$6,335
December 31, 2014 Totals	$1,725	$82	$0	$5,388	$7,195

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

There were no TDRs that occurred during the three-month period ended June 30, 2015. TDRs that occurred during the three-month period ended June 30, 2014 were as follows:

Three Months Ended June 30, 2014		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	Of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage:
Residential mortgage loans - first liens	2	$67	$67
Commercial:
Commercial loans secured by real estate	5	6,679	5,193
Commercial and industrial	1	80	80

The TDRs related to residential mortgage loans in the three-month period ended June 30, 2014 included a reduction in payment amount on one contract and an interest only period allowed on one contract. The TDRs related to the commercial loans in the three-month period ended June 30, 2014 relate to six contracts associated with one relationship. The Corporation entered into a forbearance agreement with this commercial borrower which includes a reduction in monthly payment amounts over a fifteen-month period. At the end of the fifteen-month period, the monthly payment amounts would revert to the original amounts, unless the forbearance agreement is extended or the payment requirements are otherwise modified. In July 2015, the forbearance agreement was extended for twelve months. The Corporation recorded a charge-off of $1,486,000 in the second quarter 2014 as a result of these modifications, as the payment amounts based on the forbearance agreement are not sufficient to fully amortize the contractual amount of principal outstanding on the loans. The amount of charge-off was determined based on the excess of the contractual principal due over the present value of the payment amounts provided for in the forbearance agreement, assuming the revised payment amounts would continue until maturity, at the contractual interest rates. After the effect of the charge-off, the total recorded investment in loans to this borrower amounted to $5,273,000, with no related allowance for loan losses on these loans at June 30, 2014, while the allowance on the loans amounted to $1,503,000 at March 31, 2014. There were no changes in the allowance for loan losses related to TDRs that occurred in the second quarter 2014.

TDRs that occurred during the six-month periods ended June 30, 2015 and 2014 were as follows:

Six Months Ended June 30, 2015		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage:
Residential mortgage loans - first liens	1	$56	$56
Residential mortgage loans - junior liens	1	32	32
Consumer	1	30	30

Six Months Ended June 30, 2014		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage:
Residential mortgage loans - first liens	3	$150	$150
Commercial:
Commercial loans secured by real estate	5	6,679	5,193
Commercial and industrial	1	80	80

The TDRs in the six-month period ended June 30, 2015 included an extended maturity date and a reduction in interest rate on a residential mortgage – first lien, a lowered interest rate and reduced payment amount on a residential mortgage – junior lien loan and a lowered interest rate and reduced payment amount on the consumer loan. There was no allowance for loan losses on these loans at June 30, 2015, and no change in the allowance for loan losses resulting from these TDRs.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In addition to the TDRs that occurred in the second quarter 2014, which are described above, in the first quarter 2014 the Corporation agreed to a reduction in interest rate and payment amount on one residential mortgage loan. After the effect of the $1,486,000 charge-off related to loans to one commercial borrower described above, there was no allowance for loan losses on loans to that borrower at June 30, 2014, while the allowance on the loans amounted to $1,552,000 at December 31, 2013. There were no other changes in the allowance for loan losses related to TDRs that occurred during the six-month period ended June 30, 2014.

There were no defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months in the three-month period ended June 30, 2015. In the three-month period ended June 30, 2014, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months were as follows:

	Number
	of	Recorded
	Contracts	Investment
Three Months Ended June 30, 2014
(Balances in Thousands)
Residential mortgage,
Residential mortgage loans - first liens	1	$83
Residential mortgage loans - junior liens	1	62
Commercial,
Commercial loans secured by real estate	1	429
Agricultural	1	13

In the second quarter 2014, the events of default in the table listed above included a borrower’s failure to make the reduced payments provided for at a reduced interest rate on a first lien residential mortgage. The other events of default listed above in the three-month period resulted from the borrowers’ failure to make interest only monthly payments. There were no allowances for loan losses recorded on these loans at June 30, 2014.

In the six-month periods ended June 30, 2015 and 2014, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months were as follows:

	Number
	of	Recorded
	Contracts	Investment
Six Months Ended June 30, 2015
(Balances in Thousands)
Residential mortgage,
Residential mortgage loans - first liens	2	$115
Commercial:
Commercial loans secured by real estate	1	407
Commercial construction and land	1	25

	Number
	of	Recorded
	Contracts	Investment
Six Months Ended June 30, 2014
(Balances in Thousands)
Residential mortgage:
Residential mortgage loans - first liens	2	$223
Residential mortgage loans - junior liens	1	62
Commercial,
Commercial loans secured by real estate	1	429
Loans secured by farmland	4	490
Agricultural	1	13

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In the six-month period ended June 30, 2015, the events of default in the table listed above resulted from the borrowers’ failure to make timely payments under the following circumstances: (1) for one customer relationship included in the Residential first lien mortgage class, payment was missed after the interest rate and monthly payment amount had been reduced; (2) for the other customer relationship included in the Residential first lien mortgage class, monthly payments were missed after reducing the monthly payments to interest only payments; (3) for the Commercial loan secured by real estate, monthly payments were missed after reducing the monthly payments to interest only; and (4) for the Commercial construction and land loan, monthly payments were missed after extending the term of maturity. There were no allowances for loan losses recorded on these loans at June 30, 2015.

In the six-month period ended June 30, 2014, the events of default in the table listed above included a borrower’s failure to make reduced payments provided for at a reduced interest rate on a first lien residential mortgage. The other events of default listed above in the six-month period ended June 30, 2014 resulted from the borrowers’ failure to make interest only monthly payments. There were no allowances for loan losses recorded on these loans at June 30, 2014.

At June 30, 2015, the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the unaudited consolidated balance sheet) was $487,000.

At June 30, 2015, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1,388,000.

8. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings include the following:

(In Thousands)	June 30,	Dec. 31
	2015	2014
FHLB-Pittsburgh borrowings	$15,000	$0
Customer repurchase agreements	4,806	5,537
Total short-term borrowings	$19,806	$5,537

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $443,861,000 at June 30, 2015 and $446,780,000 at December 31, 2014. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $2,372,000 at June 30, 2015 and $1,454,000 at December 31, 2014.

The short-term borrowing from the FHLB-Pittsburgh is an overnight borrowing and has an interest rate of 0.34%.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at June 30, 2015 and December 31, 2014. The carrying value of the underlying securities was $4,860,000 at June 30, 2015 and $5,590,000 at December 31, 2014.

LONG-TERM BORROWINGS

Long-term borrowings are as follows:
(In Thousands)	June 30,	Dec. 31
	2015	2014
FHLB-Pittsburgh borrowings	$11,916	$12,060
Repurchase agreements	51,000	61,000
Total long-term borrowings	$62,916	$73,060

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Long-term borrowings from FHLB - Pittsburgh are as follows:
(In Thousands)	June 30,	Dec. 31
	2015	2014
Loan maturing in 2016 with a rate of 6.86%	$83	$107
Loan maturing in 2017 with a rate of 6.83%	13	16
Loan maturing in 2017 with a rate of 3.81%	10,000	10,000
Loan maturing in 2020 with a rate of 4.79%	905	987
Loan maturing in 2025 with a rate of 4.91%	915	950
Total long-term FHLB-Pittsburgh borrowings	$11,916	$12,060

Repurchase agreements included in long-term borrowings are as follows:

(In Thousands)	June 30,	Dec. 31
	2015	2014
Agreement maturing in 2017 with a rate of 3.595%	$27,000	$27,000
Agreement maturing in 2017 with a rate of 4.265%	24,000	34,000
Total long-term repurchase agreements	$51,000	$61,000

The Corporation incurred a loss of $910,000 in the second quarter of 2015 on prepayment of $10,000,000 of the agreement with an interest rate of 4.265%.

“Repurchase Dates,” as defined in the Master Repurchase Agreement between the Corporation and the broker-dealer, occur quarterly on or about the 20th of each March, June, September and December until the “Final Repurchase Date” (as defined) on December 20, 2017. The Corporation pays interest, and each of the borrowings is putable by the issuer, on each Repurchase Date. The Final Repurchase Date is the effective maturity date of the borrowings.

Securities sold under repurchase agreements were delivered to the broker-dealer who is the counter-party to the transactions. The broker-dealer may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and has agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The Master Repurchase Agreement provides that the Agreement constitutes a “netting contract,” as defined; however, the Corporation and the broker-dealer have no other obligations to one another and accordingly, no netting has occurred.

The carrying value of the underlying securities was $64,212,000 at June 30, 2015 and $70,982,000 at December 31, 2014, detailed in the following table:

(In Thousands)	June 30,	December 31,
	2015	2014
Mortgage-backed securities	$21,888	$24,114
Collateralized mortgage obligations, Issued by U.S. Government agencies	42,324	46,868
Total	$64,212	$70,982

Two of the more significant risks associated with the repurchase agreements are as follows:

·	The borrowings are putable at quarterly intervals by the issuer. Accordingly, if interest rates were to rise to a sufficient level, the issuer would be expected to require the Corporation to pay off the borrowings. In this circumstance, the Corporation would be required to obtain new borrowings at a higher interest rate than the existing repurchase agreements or utilize cash from other sources to pay off the borrowings. If sales of available-for-sale securities were used to generate cash to pay off the borrowings, the value of such securities would be expected to have fallen, which could result in the Corporation recognizing a loss.

·	As principal pay-downs of mortgage backed securities and CMOs occur, the Corporation must have available, unencumbered assets or purchase a sufficient amount of assets with credit quality suitable to the broker-dealer to replace the amounts being paid off. Since pre-payments of mortgages typically increase as interest rates fall, the Corporation may be required to purchase additional assets at times when market rates are lower than the rates paid on the borrowings.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation manages these risks by maintaining sufficient available assets of acceptable credit quality, as well as maintaining other borrowing facilities, to meet ongoing collateral maintenance requirements or pay off the borrowings if required. In particular, the Corporation had unused borrowing capacity available from the FHLB-Pittsburgh of $292,963,000 at June 30, 2015.

9. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at June 30, 2015 and December 31, 2014, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan

In an acquisition in 2007, the Corporation assumed the Citizens Trust Company Retirement Plan, a defined benefit pension plan. This plan covers certain employees who were employed by Citizens Trust Company on December 31, 2002, when the plan was amended to discontinue admittance of any future participant and to freeze benefit accruals. Information related to the Citizens Trust Company Retirement Plan has been included in the tables that follow. The Corporation uses a December 31 measurement date for this plan.

The components of net periodic benefit costs from these defined benefit plans are as follows:

(In Thousands)	Pension		Postretirement
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$0	$0	$19	$17
Interest cost	18	37	28	29
Expected return on plan assets	(23)	(44)	0	0
Amortization of prior service cost	0	0	(15)	(16)
Recognized net actuarial loss	7	8	0	0
Net periodic benefit cost	$2	$1	$32	$30

(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$0	$0	$9	$8
Interest cost	9	19	15	15
Expected return on plan assets	(12)	(22)	0	0
Amortization of prior service cost	0	0	(8)	(8)
Recognized net actuarial loss	3	4	0	0
Net periodic benefit cost	$0	$1	$16	$15

In the first six months of 2015, the Corporation funded postretirement contributions totaling $31,000, with estimated annual postretirement contributions of $65,000 expected in 2015 for the full year. Based upon the related actuarial reports, no defined benefit pension contributions are required in 2015, though the Corporation may make discretionary contributions.

10. STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of officers. Also, the Corporation has an Independent Directors Stock Incentive Plan. In the first quarter 2015, the Corporation issued restricted stock under each of the Plans. In the first quarter 2014, the Corporation issued stock options and restricted stock under each of the Plans.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Management has estimated restricted stock expense in the first six months of 2015 based on an assumption that the ROAE target for 2015 will be met.

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

Total stock-based compensation expense is as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Stock options	$0	$59	$0	$154
Restricted stock	157	113	307	230

Total	$157	$172	$307	$384

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

11. INCOME TAXES

The net deferred tax asset at June 30, 2015 and December 31, 2014 represents the following temporary difference components:

	June 30,	December 31,
(In Thousands)	2015	2014
Deferred tax assets:
Net realized losses on securities	$144	$144
Allowance for loan losses	2,555	2,568
Credit for alternative minimum tax paid	74	537
Other deferred tax assets	2,490	2,595
Total deferred tax assets	5,263	5,844

Deferred tax liabilities:
Unrealized holding gains on securities	2,195	2,844
Defined benefit plans - ASC 835	5	43
Bank premises and equipment	991	1,134
Core deposit intangibles	14	18
Other deferred tax liabilities	127	137
Total deferred tax liabilities	3,332	4,176
Deferred tax asset, net	$1,931	$1,668

The provision for income tax for the three-month and six-month periods ended June 30, 2015 and 2014 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rates for the Corporation are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2015	2014	2015	2014
Income before income tax provision	$5,809	$5,563	$10,853	$11,250
Income tax provision	1,452	1,400	2,681	2,799
Effective tax rate	25.00%	25.17%	24.70%	24.88%

The effective tax rate for each period presented differs from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation has investments in three limited partnerships that manage affordable housing projects that have qualified for the federal low-income housing tax credit. The Corporation’s expected return from these investments is based on the receipt of tax credits and tax benefits from deductions of operating losses. The Corporation uses the effective yield method to account for these investments, with the benefits recognized as a reduction of the provision for income taxes. For two of the three limited partnership investments, the tax credits have been received in full in prior years, and the Corporation has fully realized the benefits of the credits and amortized its initial investments in the partnerships. The most recent affordable housing project was completed in 2013, and the Corporation received tax credits in 2013 and 2014 and expects to continue to receive tax credits annually through 2022. The carrying amount of the Corporation’s investment is $862,000 at June 30, 2015 and $906,000 at December 31, 2014 (included in Other Assets in the consolidated balance sheets). For the year ending December 31, 2015, the estimated amount of tax credits and other tax benefits to be received is $158,000 and the estimated amount to be recognized as a reduction of the provision for income taxes is $80,000. For the year ended December 31, 2014, tax credits and other tax benefits totaled $159,000 and the amount recognized as a reduction of the provision for income taxes for 2014 was $83,000. The reduction in the provision for income taxes resulting from this investment totaled $20,000 in the second quarter 2015 and $40,000 for the six months ended June 30, 2015, and $20,000 in the second quarter 2014 and $41,000 for the six months ended June 30, 2014.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a principles-based framework for revenue recognition that supersedes virtually all previously issued revenue recognition guidance under U.S. GAAP. Additionally, the ASU requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The core principle of the five-step revenue recognition framework is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 would be effective for all annual and interim periods beginning in the first quarter 2017; however, in July 2015 the FASB reached a tentative decision to defer the effective date by a year, which if finalized would make it applicable for the Corporation in the first quarter 2018. The amendments in the ASU should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The Corporation is in the process of evaluating the potential impact of adopting this ASU, including determining which transition method to apply.

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

EARNINGS OVERVIEW

Net income in the second quarter 2015 amounted to $0.36 per basic and diluted share, up from $0.31 in the first quarter 2015 and $0.33 in the second quarter 2014. For the six months ended June 30, 2015, net income per basic and diluted share was $0.67, as compared to $0.68 for the first six months of 2014. The annualized return on average assets for the first six months of 2015 was 1.31%, and the annualized return on average equity was 8.66%.

Some of the more significant fluctuations in revenues and expenses between the three-month and six-month periods ended June 30, 2015 and the corresponding periods in 2014 were as follows:

·	Net interest income was $10,010,000 in the second quarter 2015, down $263,000 (2.6%) from the second quarter 2014 amount of $10,273,000. For the first six months of 2015, net interest income of $19,960,000 was lower by $431,000 (2.1%) as compared to the amount for the first six months of 2014. The net interest margin of 3.69% in the second quarter 2015 was down from 3.84% in the second quarter 2014, and the net interest margin of 3.71% for the first six months of 2015 was down from 3.86% in the first six months of 2014. The decrease in margin in 2015 has resulted from reductions in yields on earning assets, mainly loans and available-for-sale securities, accompanied by a smaller decrease in average rates paid on deposits and borrowed funds.

·	The provision for loan losses was $221,000 in the second quarter 2015, down from $446,000 in the second quarter 2014. For the first six months of 2015, the provision for loan losses totaled $224,000 as compared to $135,000 for the first six months of 2014. The higher provision for loan losses in the second quarter 2014 included an increase in the collectively determined portion of the allowance for loan losses as a result of an increased level of net charge-offs, including the effect of a charge-off related to one commercial relationship of $1,486,000 that was recorded in that quarter. The provision for loan losses in the first six months of 2015 included the impact of loan growth in the second quarter, partially offset by a slight reduction in qualitative factors used to determine a portion of the allowance for loan losses, while the provision for the first six months of 2014 included the effects of a required increase in the allowance due to higher net charge-offs experience, partially offset by the effects of a net reduction in specific allowances on impaired loans and a reduction related to a decrease in loan balances outstanding.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	Noninterest revenue totaled $3,962,000 in the second quarter 2015, down slightly from $3,980,000 in the second quarter 2014. Noninterest revenue totaled $7,449,000 for the first six months of 2015, down $282,000 (3.6%) from the corresponding period in 2014. In comparing second quarter 2015 noninterest revenue to second quarter 2014 amounts, the most significant changes included a decrease in gains from sales of residential mortgage loans of $82,000 (30.9%) due to lower volumes of transactions and an increase of $67,000 (4.9%) in Trust and brokerage revenues. The most significant changes in components of noninterest revenue for the first six months of 2015 as compared to the corresponding period in 2014 included the following: (1) decrease of $210,000 (8.3%) in service charges on deposit accounts, primarily as a result of lower overdraft fees; (2) reduction of $202,000 as the fair value of servicing rights declined $150,000 in the first six months of 2015 as compared to an increase in fair value of $52,000 in the first six months of 2014; (3) decrease in gains from sales of residential mortgages of $86,000 (20.7%) due to lower volume; (4) increase in revenues from Trust and brokerage services of $126,000 (4.7%), reflecting an increase in assets under management; and (5) an increase in other noninterest revenues, including an increase of $48,000 in dividends from Federal Home Loan Bank of Pittsburgh stock and an increase of $25,000 in revenue from merchant services.

·	In the second quarter 2015, the Corporation generated gains from sales of securities totaling $932,000, and also incurred a loss from prepayment of borrowings of $910,000. In comparison, realized gains from available-for-sale securities totaled $103,000 in the second quarter 2014, and there were no losses from prepayment of borrowings in the second quarter 2014. For the six months ended June 30, 2015, realized gains from available-for-sale securities totaled $1,006,000 as compared to $134,000 in the first six months of 2014, and the loss from prepayment of borrowings was $910,000 in the first six months of 2015 with no such loss in 2014. Security gains in the most recent quarter included gains totaling $476,000 from sales of bank stocks and $456,000 from sales of mortgage-backed securities. In the most recent quarter, the Corporation prepaid principal of $10 million on a long-term borrowing (repurchase agreement). The rate on the borrowing that was partially prepaid was 4.265%. Management estimates the effect of selling the securities and using the proceeds to pay down on the borrowing to be an increase in net interest income of approximately $84,000 (pre-tax) over the next 12 months. After the effect of the prepayment, the remaining balance of long-term borrowings under repurchase agreements was $51 million at June 30, 2015.

·	Noninterest expenses, excluding loss on prepayment of borrowings, totaled $7,964,000 in the second quarter 2015, down from $8,347,000 in the second quarter 2014. For the first six months of 2015, noninterest expenses, excluding loss on prepayment of borrowings, totaled $16,428,000, down $443,000 (2.6%) from the first six months of 2014. The reduction in noninterest expenses in the second quarter 2015 as compared to the second quarter 2014 included a reduction in employee benefit-related expenses of $218,000, primarily due to lower health insurance expense due to lower claims and a reduction in other expenses of $120,000, including a reduction in charitable donations of $85,000 attributable to the timing of donations made in each year. The reduction in noninterest expenses for the first six months of 2015 as compared to the corresponding period in 2014 included the following: (1) reduction in employee benefit-related expenses of $152,000 due to lower employee health insurance expense as a result of lower claims; (2) a reduction in salaries and wages expenses of $121,000, including a reduction in stock-based compensation for employees of $100,000 that reflects a longer vesting period associated with awards to executives; (3) a reduction in Pennsylvania shares tax expense of $112,000, mainly as a result of an increase in tax credits associated with charitable contributions; and (4) a reduction in other expenses of $85,000, including a reduction in net loan collection costs of $84,000.

More detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of Management’s Discussion and Analysis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE I - QUARTERLY FINANCIAL DATA
(In Thousands) (Unaudited)	For the Three Months Ended:
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2015	2015	2014	2014	2014	2014
Interest income	$11,186	$11,163	$11,468	$11,572	$11,563	$11,406
Interest expense	1,176	1,213	1,257	1,287	1,290	1,288
Net interest income	10,010	9,950	10,211	10,285	10,273	10,118
Provision (credit) for loan losses	221	3	123	218	446	(311)
Net interest income after provision (credit) for loan losses	9,789	9,947	10,088	10,067	9,827	10,429
Other income	3,962	3,487	3,802	3,887	3,980	3,751
Net gains on available-for-sale securities	932	74	210	760	103	31
Loss on prepayment of borrowings	910	0	0	0	0	0
Other expenses	7,964	8,464	8,250	9,036	8,347	8,524
Income before income tax provision	5,809	5,044	5,850	5,678	5,563	5,687
Income tax provision	1,452	1,229	1,482	1,411	1,400	1,399
Net income	$4,357	$3,815	$4,368	$4,267	$4,163	$4,288
Net income per share – basic	$0.36	$0.31	$0.35	$0.34	$0.33	$0.35
Net income per share – diluted	$0.36	$0.31	$0.35	$0.34	$0.33	$0.34

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and six-month periods ended June 30, 2015 and June 30, 2014. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Six-Month Periods Ended June 30, 2015 and 2014

For the six-month periods, fully taxable equivalent net interest income was $21,417,000 in 2015, $498,000 (2.3%) lower than in 2014. As shown in Table IV, interest rate changes had the effect of decreasing net interest income $803,000 and changes in volume had the effect of increasing net interest income $305,000 in 2015 compared to 2014. The most significant components of the rate-related change in net interest income in 2015 were a decrease in interest income of $681,000 attributable to lower rates earned on loans receivable and a decrease in interest income of $212,000 attributable to lower rates earned on available-for-sale securities, partially offset by a decrease in interest expense of $81,000 due to lower rates paid on interest-bearing deposits. The most significant components of the volume-related change in net interest income in 2015 were an increase in interest income of $110,000 attributable to an increase in the balance of loans receivable, as well as an increase in interest income of $110,000 from available-for-sale securities, a decrease in interest expense of $61,000 attributable to a reduction in the balance of interest-bearing deposits (primarily certificates of deposit) and a decrease in interest expense of $43,000 attributable to a reduction in the balance of borrowed funds. As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.55% in 2015, as compared to 3.70% in 2014.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $23,806,000 in 2015, a decrease of 2.8% from 2014. Interest and fees on loans receivable decreased $571,000, or 3.3%. The average balance of gross loans receivable increased $4,306,000, or 0.7%, to $632,865,000 in 2015 from $628,559,000 in 2014. The Corporation experienced an increase in demand for new loans, with a significant increase in outstanding loans in the second quarter, including growth in commercial and mortgage loans outstanding. The largest increase was in tax-exempt municipal loans, for which the June 30, 2015 total balance was up $23,374,000 from December 31, 2014, and for which the average balance was up $7,462,000 in the first six months of 2015 as compared to the first six months of 2014. The Corporation’s average rate of return on loans receivable declined to 5.29% in 2015 from 5.51% in 2014 as rates on new loans have decreased.

As indicated in Table III, average available-for-sale securities (at amortized cost) totaled $505,953,000 in 2015, an increase of $21,922,000 (4.5%) from 2014. The net increase in the Corporation’s available-for-sale securities portfolio was primarily made up of collateralized mortgage obligations issued or guaranteed by U.S. Government agencies. The Corporation’s yield on securities was lower in 2015 than in 2014, primarily because of lower market interest rates. The average rate of return on available-for-sale securities was 2.85% for 2015 and 3.03% in 2014.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $189,000, or 7.3%, to $2,389,000 in 2015 from $2,578,000 in 2014. Table III shows that the overall cost of funds on interest-bearing liabilities fell to 0.58% in 2015 from 0.62% in 2014.

Total average deposits (interest-bearing and noninterest-bearing) increased 2.0%, to $973,631,000 in 2015 from $954,918,000 in 2014. Increases in the average balances of demand deposits, interest checking and savings accounts were partially offset by decreases in average balances of certificates of deposit, Individual Retirement Accounts, and money market accounts. Consistent with continuing low short-term market interest rates, the average rates incurred on certificates of deposit have decreased in 2015 as compared to 2014.

Total average borrowed funds decreased $1,944,000 to $78,715,000 in 2015 from $80,659,000 in 2014.

Three-Month Periods Ended June 30, 2015 and 2014

For the three-month periods, fully taxable equivalent net interest income was $10,749,000 in 2015, which was $269,000 (2.4%) lower than in 2014. As shown in Table IV, interest rate changes had the effect of decreasing net interest income $569,000 and net changes in volume had the effect of increasing net interest income $300,000 in 2015 compared to 2014. As presented in Table III, the “Interest Rate Spread” was 3.53% in 2015, as compared to 3.67% in 2014.

Interest income totaled $11,925,000 in 2015, a decrease of $383,000 (3.1%) from 2014. Interest and fees from loans receivable decreased $245,000, or 2.8%, in 2015 as compared to 2014, while income from available-for-sale securities decreased $129,000 (3.5%). As indicated in Table III, for the three-month periods, the average balance of gross loans receivable increased 3.1% to $641,214,000 in 2015 from $622,015,000 in 2014. The average rate of return on loans was 5.22% in 2015, down from 5.54% in 2014. Total average available-for-sale securities (at amortized cost) in 2015 increased to $506,126,000 from $496,234,000 in 2014. The average rate of return on available-for-sale securities was 2.81% for 2015, down from 2.97% in 2014.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

For the three-month periods, interest expense fell $114,000, or 8.8%, to $1,176,000 in 2015 from $1,290,000 in 2014. Total average deposits (interest-bearing and noninterest-bearing) amounted to $981,152,000 in the second quarter 2015, an increase of $16,601,000 (1.7%) over the second quarter 2014 total. Total average borrowed funds increased slightly, to $78,396,000 in the second quarter 2015 from $77,998,000 in the second quarter 2014, while the average rate on borrowed funds fell to 3.57% in the second quarter 2015 from 3.79% in the second quarter 2014. The net change in average borrowed funds included an increase of $4,419,000 in short-term borrowings, partially offset by a decrease of $4,021,000 in long-term borrowings. The increase in average short-term borrowings reflected an increase in average overnight borrowings, while the decrease in average long-term borrowings included the effect of pre-payment of a portion of a long-term repurchase agreement borrowing with a book value of $10 million and an interest rate of 4.265% in the second quarter 2015. (The pre-payment of long-term borrowings is described in the Earnings Overview section.) In total, the average interest rate on interest-bearing liabilities was 0.56% in the second quarter 2015 as compared to 0.62% in the second quarter 2014.

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(In Thousands)	2015	2014	(Decrease)	2015	2014	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$2,001	$2,027	($26)	$4,062	$3,918	$144
Tax-exempt	1,546	1,649	(103)	3,097	3,343	(246)
Total available-for-sale securities	3,547	3,676	(129)	7,159	7,261	(102)
Interest-bearing due from banks	25	32	(7)	51	62	(11)
Loans held for sale	3	5	(2)	5	8	(3)
Loans receivable:
Taxable	7,753	8,085	(332)	15,462	16,083	(621)
Tax-exempt	597	510	87	1,129	1,079	50
Total loans receivable	8,350	8,595	(245)	16,591	17,162	(571)
Total Interest Income	11,925	12,308	(383)	23,806	24,493	(687)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	54	54	0	109	106	3
Money market	73	72	1	145	141	4
Savings	33	30	3	64	59	5
Certificates of deposit	205	280	(75)	420	569	(149)
Individual Retirement Accounts	114	117	(3)	227	232	(5)
Other time deposits	0	0	0	0	0	0
Total interest-bearing deposits	479	553	(74)	965	1,107	(142)
Borrowed funds:
Short-term	5	1	4	6	6	0
Long-term	692	736	(44)	1,418	1,465	(47)
Total borrowed funds	697	737	(40)	1,424	1,471	(47)
Total Interest Expense	1,176	1,290	(114)	2,389	2,578	(189)

Net Interest Income	$10,749	$11,018	($269)	$21,417	$21,915	($498)

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	3 Months		3 Months		6 Months		6 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	6/30/2015	Return/	6/30/2014	Return/	6/30/2015	Return/	6/30/2014	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities,
at amortized cost:
Taxable	$389,705	2.06%	$372,666	2.18%	$388,909	2.11%	$359,239	2.20%
Tax-exempt	116,421	5.33%	123,568	5.35%	117,044	5.34%	124,792	5.40%
Total available-for-sale securities	506,126	2.81%	496,234	2.97%	505,953	2.85%	484,031	3.03%
Interest-bearing due from banks	21,970	0.46%	33,106	0.39%	24,468	0.42%	31,611	0.40%
Loans held for sale	145	8.30%	282	7.11%	117	8.62%	201	8.03%
Loans receivable:
Taxable	592,188	5.25%	585,593	5.54%	587,370	5.31%	590,526	5.49%
Tax-exempt	49,026	4.88%	36,422	5.62%	45,495	5.00%	38,033	5.72%
Total loans receivable	641,214	5.22%	622,015	5.54%	632,865	5.29%	628,559	5.51%
Total Earning Assets	1,169,455	4.09%	1,151,637	4.29%	1,163,403	4.13%	1,144,402	4.32%
Cash	17,072		17,484		16,602		16,895
Unrealized gain/loss on securities	10,260		6,539		10,442		4,656
Allowance for loan losses	(7,226)		(8,402)		(7,308)		(8,590)
Bank premises and equipment	16,095		16,889		16,173		17,085
Intangible Asset - Core Deposit Intangible	44		75		47		79
Intangible Asset - Goodwill	11,942		11,942		11,942		11,942
Other assets	38,065		40,965		37,603		41,642
Total Assets	$1,255,707		$1,237,129		$1,248,904		$1,228,111

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$199,373	0.11%	$179,018	0.12%	$195,560	0.11%	$179,316	0.12%
Money market	196,537	0.15%	198,753	0.15%	195,690	0.15%	197,183	0.14%
Savings	128,879	0.10%	121,741	0.10%	128,369	0.10%	120,144	0.10%
Certificates of deposit	122,634	0.67%	138,250	0.81%	122,322	0.69%	136,551	0.84%
Individual Retirement Accounts	111,765	0.41%	120,987	0.39%	112,780	0.41%	121,684	0.38%
Other time deposits	1,125	0.00%	1,138	0.00%	965	0.00%	976	0.00%
Total interest-bearing deposits	760,313	0.25%	759,887	0.29%	755,686	0.26%	755,854	0.30%
Borrowed funds:
Short-term	9,185	0.22%	4,766	0.08%	7,610	0.16%	7,393	0.16%
Long-term	69,211	4.01%	73,232	4.03%	71,105	4.02%	73,266	4.03%
Total borrowed funds	78,396	3.57%	77,998	3.79%	78,715	3.65%	80,659	3.68%
Total Interest-bearing Liabilities	838,709	0.56%	837,885	0.62%	834,401	0.58%	836,513	0.62%
Demand deposits	220,839		204,664		217,945		199,064
Other liabilities	7,756		7,971		7,937		8,064
Total Liabilities	1,067,304		1,050,520		1,060,283		1,043,641
Stockholders' equity, excluding other comprehensive income/loss	181,683		182,258		181,813		181,354
Other comprehensive income/loss	6,720		4,351		6,808		3,116
Total Stockholders' Equity	188,403		186,609		188,621		184,470
Total Liabilities and Stockholders' Equity	$1,255,707		$1,237,129		$1,248,904		$1,228,111
Interest Rate Spread		3.53%		3.67%		3.55%		3.70%
Net Interest Income/Earning Assets		3.69%		3.84%		3.71%		3.86%

Total Deposits (Interest-bearing and Demand)	$981,152		$964,551		$973,631		$954,918

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 6/30/15 vs. 6/30/14			6 Months Ended 6/30/15 vs. 6/30/14
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$89	($115)	($26)	$315	($171)	$144
Tax-exempt	(95)	(8)	(103)	(205)	(41)	(246)
Total available-for-sale securities	(6)	(123)	(129)	110	(212)	(102)
Interest-bearing due from banks	(12)	5	(7)	(15)	4	(11)
Loans held for sale	(3)	1	(2)	(4)	1	(3)
Loans receivable:
Taxable	87	(419)	(332)	(86)	(535)	(621)
Tax-exempt	165	(78)	87	196	(146)	50
Total loans receivable	252	(497)	(245)	110	(681)	(571)
Total Interest Income	231	(614)	(383)	201	(888)	(687)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	6	(6)	0	9	(6)	3
Money market	(1)	2	1	(1)	5	4
Savings	2	1	3	4	1	5
Certificates of deposit	(29)	(46)	(75)	(55)	(94)	(149)
Individual Retirement Accounts	(9)	6	(3)	(18)	13	(5)
Other time deposits	0	0	0	0	0	0
Total interest-bearing deposits	(31)	(43)	(74)	(61)	(81)	(142)
Borrowed funds:
Short-term	2	2	4	0	0	0
Long-term	(40)	(4)	(44)	(43)	(4)	(47)
Total borrowed funds	(38)	(2)	(40)	(43)	(4)	(47)
Total Interest Expense	(69)	(45)	(114)	(104)	(85)	(189)

Net Interest Income	$300	($569)	($269)	$305	($803)	($498)

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - COMPARISON OF NONINTEREST INCOME

(In Thousands)

	6 Months Ended
	June 30,		$	%
	2015	2014	Change	Change
Service charges on deposit accounts	$2,327	$2,537	($210)	(8.3)
Service charges and fees	236	261	(25)	(9.6)
Trust and financial management revenue	2,355	2,185	170	7.8
Brokerage revenue	425	469	(44)	(9.4)
Insurance commissions, fees and premiums	63	59	4	6.8
Interchange revenue from debit card transactions	974	970	4	0.4
Net gains from sales of loans	330	416	(86)	(20.7)
(Decrease) increase in fair value of servicing rights	(150)	52	(202)	(388.5)
Increase in cash surrender value of life insurance	199	179	20	11.2
Net loss from premises and equipment	0	(1)	1	(100.0)
Other operating income	690	604	86	14.2
Total other operating income before realized gains on available-for-sale securities, net	$7,449	$7,731	($282)	(3.6)

Table V excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table V decreased $282,000 or 3.6%, in the first six months of 2015 as compared to the same period in 2014. The most significant variances include the following:

·	Service charges on deposit accounts decreased $210,000 or 8.3%, primarily due to lower overdraft fees.

·	Fair value of mortgage servicing rights declined $150,000 in the first six months of 2015 compared to a $52,000 increase in fair value during the same period in 2014. The decrease in fair value in 2015 resulted mainly from faster prepayment assumptions driven by market assumptions of lower interest rates.

·	Net gains from sales of loans decreased $86,000, or 20.7%. Since December 2009, the Corporation has sold a significant amount of residential mortgage loans into the secondary market through the MPF programs administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The decrease in revenue in 2015 reflects decreases in volume, as proceeds from sales of loans were $2,718,000, or 21.2%, lower for the first six months of 2015 as compared to the first six months of 2014.

·	Trust and financial management revenue increased $170,000, or 10.0%, as a result of growth in assets under management resulting from market appreciation as well as new business.

·	Other noninterest revenue increases included a $48,000 increase in dividends on Federal Home Loan Bank of Pittsburgh stock as well as a $25,000 increase in revenue from merchant services.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI - COMPARISON OF NONINTEREST INCOME

(In Thousands)

	3 Months Ended
	June 30,		$	%
	2015	2014	Change	Change
Service charges on deposit accounts	$1,305	$1,314	($9)	(0.7)
Service charges and fees	123	134	(11)	(8.2)
Trust and financial management revenue	1,241	1,138	103	9.1
Brokerage revenue	206	242	(36)	(14.9)
Insurance commissions, fees and premiums	23	27	(4)	(14.8)
Interchange revenue from debit card transactions	500	517	(17)	(3.3)
Net gains from sales of loans	183	265	(82)	(30.9)
Decrease in fair value of servicing rights	(33)	(53)	20	(37.7)
Increase in cash surrender value of life insurance	102	91	11	12.1
Net loss from premises and equipment	0	(1)	1	(100.0)
Other operating income	312	306	6	2.0
Total other operating income before realized gains on available-for-sale securities, net	$3,962	$3,980	($18)	(0.5)

Table VI excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table VI decreased $18,000 or 0.5%, in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The most significant variances include the following:

·	Net gains from sales of loans decreased $82,000, or 30.9%, reflecting lower volume.

·	Brokerage revenue decreased $36,000, or 14.9%, as a result of lower annuity sales.

·	Trust and financial management revenue increased $103,000, or 9.1%, as a result of growth in assets under management resulting from market appreciation as well as new business.

TABLE VII- COMPARISON OF NONINTEREST EXPENSE

(In Thousands)

	6 Months Ended
	June 30,		$	%
	2015	2014	Change	Change
Salaries and wages	$7,090	$7,211	($121)	(1.7)
Pensions and other employee benefits	2,320	2,472	(152)	(6.1)
Occupancy expense, net	1,362	1,356	6	0.4
Furniture and equipment expense	921	938	(17)	(1.8)
FDIC Assessments	299	293	6	2.0
Pennsylvania shares tax	566	678	(112)	(16.5)
Professional fees	235	292	(57)	(19.5)
Automated teller machine and interchange expense	501	429	72	16.8
Software subscriptions	408	391	17	4.3
Loss on prepayment of debt	910	0	910	100.0
Other operating expense	2,726	2,811	(85)	(3.0)
Total Other Expense	$17,338	$16,871	$467	2.8

As shown in Table VII, total noninterest expense increased $467,000 or 2.8% in the first six months of 2015 as compared to the first six months of 2014. The increase in expense included the loss on prepayment of debt of $910,000 in 2015 compared to no loss in 2014. Excluding the loss on prepayment of debt in 2015, total noninterest expense decreased $443,000, or 2.6%. Other significant variances include the following:

·	Pensions and other employee benefits decreased $152,000, or 6.1%. Health care expense decreased $171,000, as the amount of claims incurred during the first six months of 2015 was lower than in the same period in 2014. The Corporation is self-insured for health insurance, up to a cap for catastrophic levels of losses, which are insured by a third party.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	Salaries and wages decreased $121,000, or 1.7%, primarily as a result of a reduction in stock-based compensation reflecting a longer vesting period associated with awards to executives

·	Pennsylvania shares tax expense decreased $112,000, mainly as a result of an increase in tax credits associated with charitable contributions.

·	Other operating expense decreased $85,000, including a reduction in net collection expenses of $80,000.

·	Professional fees decreased $57,000, or 19.5%, in the first six months of 2015 as compared to the same period in 2014. This decrease was primarily in recruiting expenses.

·	Automated teller machine and interchange expenses increased $72,000, or 16.8%, reflecting rate increases for ATM and interchange processing services.

TABLE VIII- COMPARISON OF NONINTEREST EXPENSE

(In Thousands)

	3 Months Ended
	June 30,		$	%
	2015	2014	Change	Change
Salaries and wages	$3,603	$3,646	($43)	(1.2)
Pensions and other employee benefits	935	1,153	(218)	(18.9)
Occupancy expense, net	640	641	(1)	(0.2)
Furniture and equipment expense	467	466	1	0.2
FDIC Assessments	148	146	2	1.4
Pennsylvania shares tax	317	337	(20)	(5.9)
Professional fees	113	144	(31)	(21.5)
Automated teller machine and interchange expense	255	218	37	17.0
Software subscriptions	211	201	10	5.0
Loss on prepayment of debt	910	0	910	100.0
Other operating expense	1,275	1,395	(120)	(8.6)
Total Other Expense	$8,874	$8,347	$527	6.3

As shown in Table VIII, total noninterest expense increased $527,000 or 6.3% in the three months ended June 30, 2015 as compared to the same period of 2014. The increase in expense included the loss on prepayment of debt of $910,000 in 2015 compared to no loss in 2014. Excluding the loss on prepayment of debt in 2015, total noninterest expense decreased $383,000, or 4.6%.Significant variances include the following:

·	Pensions and other employee benefits decreased $218,000, or 18.9%. Health care expense decreased $224,000, as the amount of claims incurred during the three months ended June 30, 2015 was lower than in the same period in 2014. The Corporation is self-insured for health insurance, up to a cap for catastrophic levels of losses, which are insured by a third party.

·	Other operating expense decreased $120,000, including a reduction in charitable contributions of $85,000 attributable to changes in the timing of donations made in each year.

FINANCIAL CONDITION

Net loans outstanding (excluding mortgage loans held for sale) were $656,518,000 at June 30, 2015, up 5.3% from $623,209,000 at December 31, 2014 and up 6.9% from $614,347,000 at June 30, 2014. In the most recent quarter, total commercial loans outstanding increased $26.5 million, including an increase in loans to political subdivisions (municipal loans) of $21.4 million, and total outstanding residential mortgage-related loans increased $9.5 million. The increase in municipal loans in the second quarter 2015 included loans to two school districts in the Corporation’s market area with outstanding balances totaling $16,670,000 at June 30, 2015. Average total loans for the first six months of 2015 amounted to $632,865,000 or $4.3 million (0.7%) more than the corresponding amount for the first six months of 2014, as most of the 2015 increase in loans outstanding occurred in the second quarter.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The balance of available-for-sale securities fell $19,696,000 to $497,111,000 at June 30, 2015 from $516,807,000 at December 31, 2014. As discussed in the Earnings Overview section, the reduction included sales of securities for which the proceeds were used to pre-pay long-term debt with a book value of $10 million prior to the pay-down. The reduction also included use of proceeds from calls and maturities of securities to fund the increase in loans receivable in the second quarter, and a reduction in the unrealized gain (pre-tax) of $1,853,000 at June 30, 2015 as compared to December 31, 2014. The average balance of available-for-sale securities, at amortized cost, was $505,953,000 for the first six months of 2015, or $21.9 million (4.5%) higher than the average balance for the first six months of 2014, as the reduction in available-for-sale securities outstanding occurred in the second quarter.

Other significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the “Net Interest Income” section of Management’s Discussion and Analysis. Other significant balance sheet items, including the allowance for loan losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis.

Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2015.

Since 2009, the Corporation has originated and sold residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Xtra program consist primarily of conforming, prime loans sold to the Federal National Mortgage Association (Fannie Mae), a government agency. In 2014, the Corporation began to originate and sell residential mortgage loans to the secondary market through the MPF Original program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Original program consist primarily of conforming, prime loans sold to the Federal Home Loan Bank of Pittsburgh. For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

For loan sales originated under the MPF Xtra and Original programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received, or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At June 30, 2015, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $2,000,000, and the corresponding total outstanding balance repurchased at December 31, 2014 was $1,802,000.

At June 30, 2015, outstanding balances of loans sold and serviced through the two programs totaled $151,132,000, including loans sold through the MPF Xtra program of $135,724,000 and loans sold through the Original program of $15,408,000. At December 31, 2014, outstanding balances of loans sold and serviced through the two programs totaled $152,505,000, including loans sold through the MPF Xtra program of $144,743,000 and loans sold through the Original program of $7,762,000. Based on the fairly limited volume of required repurchases to date, and of sales through the Original program with credit enhancement, no allowance had been established for representation and warranty exposures, or for credit losses on loan sales through the Original program as of June 30, 2015 and December 31, 2014.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The allowance for loan losses was $7,300,000 at June 30, 2015, down slightly from $7,336,000 at December 31, 2014. As shown in Table X, the specific allowance on impaired loans totaled $600,000 at June 30, 2015, which was $169,000 lower than the total specific allowance at December 31, 2014. Table X also shows the collectively determined component of the allowance for residential loans was $155,000 higher at June 30, 2015 than at December 31, 2014, reflecting a slightly higher allocation because average net charge-offs were higher for the previous three-year period and an increase in loans outstanding at June 30, 2015 as compared to December 31, 2014.

The provision (credit) for loan losses by segment in the three-month and six-month periods ended June 30, 2015 and 2014 is as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Residential mortgage	$141	$168	$69	$49
Commercial	82	269	161	134
Consumer	(4)	8	(7)	(45)
Unallocated	2	1	1	(3)

Total	$221	$446	$224	$135

In the second quarter 2015, the total provision for loan losses was $221,000 compared to the second quarter 2014 total of $446,000. The provision for loan losses in the second quarter 2015 reflected an increase in loans outstanding in both the residential mortgage and commercial loan segments. The higher provision for loan losses in the second quarter 2014 included an increase in the collectively determined portion of the allowance for loan losses as a result of an increased level of net charge-offs, including the effect of a charge-off related to one commercial relationship of $1,486,000 that was recorded in that quarter.

The provision for loan losses in the first six months of 2015 of $224,000 exceeded the total for the first six months of 2014 by $89,000. The overall increase included increases in provision for commercial loans of $27,000 and for residential loans of $20,000, reflecting the increase in loans outstanding for each segment. The $7,000 credit for loan losses for the consumer segment in the first six months of 2015 resulted mainly from a reduction consumer loans outstanding, while the $45,000 credit for loan losses for the consumer segment in the first six months of 2014 included a reduction in net charge-offs experience that resulted in a reduction in the collectively determined portion of the allowance.

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Table XI shows total impaired loans of $11,664,000 at June 30, 2015, down $672,000 from the corresponding amount at December 31, 2014 of $12,316,000. Table XI shows that total impaired loans at December 31, 2013 was significantly higher than the corresponding amounts from 2010-2012, and that the amount of impaired loans (as well as nonperforming loans as reflected in the table) has remained higher through June 30, 2015 as compared to the earlier years included in the table. The increase in impaired and nonperforming loans reflects the classification as nonperforming of commercial loans to two commercial borrowers with outstanding balances totaling $6,939,000 at June 30, 2015, $6,995,000 at December 31, 2014 and $7,599,000 at December 31, 2013. The total of the specific allowance for loan losses on those two loans amounted to $211,000 at June 30, 2015 and December 31, 2014 and $1,624,000 at December 31, 2013. As described in the following paragraph, during the second quarter 2014, a charge-off of $1,486,000 was made related to one of these commercial loan relationships resulting in the decrease in the specific allowance for these credits.

As shown in Table XI, loans classified as TDRs totaled $6,335,000 at June 30, 2015 down from $7,195,000 at December 31, 2014. The reduction in outstanding TDRs in 2015 includes the effect of pay-offs received on loans secured by farmland. The balance of TDRs at December 31, 2014 had increased from $4,175,000 at December 31, 2013, mainly due to a restructuring agreement with one commercial borrower. The Corporation entered into a forbearance agreement with this commercial borrower which includes a reduction in monthly payment amounts over a fifteen-month period. At the end of the fifteen-month period, the monthly payment amounts would revert to the original amounts, unless the forbearance agreement is extended or the payment requirements are otherwise modified. In July 2015, the forbearance agreement was extended for twelve months. The Corporation recorded a charge-off of $1,486,000 in the second quarter 2014 as a result of these modifications, as the payment amounts based on the forbearance agreement are not sufficient to fully amortize the contractual amount of principal outstanding on the loans. The amount of the charge-off was determined based on the excess of the contractual principal due over the present value of the payment amounts provided for in the forbearance agreement, assuming the revised payment amounts would continue until maturity, at the contractual interest rates.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table XI reflects a lower amount of total loans past due 30-89 days and still accruing interest at June 30, 2015 of $3,803,000 as compared to the December 31, 2014 total of $7,121,000, mainly due to a lower amount of past due residential mortgage loans. Each period presented in Table XI includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of June 30, 2015. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to loans and the allowance for loan losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	6 Months Ended
	June 30,	June 30,	Years Ended December 31,
	2015	2014	2014	2013	2012	2011	2010
Balance, beginning of year	$7,336	$8,663	$8,663	$6,857	$7,705	$9,107	$8,265
Charge-offs:
Residential mortgage	(137)	(59)	(327)	(95)	(552)	(100)	(340)
Commercial	(125)	(1,715)	(1,715)	(459)	(498)	(1,189)	(91)
Consumer	(37)	(46)	(97)	(117)	(171)	(157)	(188)
Total charge-offs	(299)	(1,820)	(2,139)	(671)	(1,221)	(1,446)	(619)
Recoveries:
Residential mortgage	1	1	25	24	18	3	55
Commercial	4	263	264	348	8	255	113
Consumer	34	25	47	58	59	71	102
Total recoveries	39	289	336	430	85	329	270
Net charge-offs	(260)	(1,531)	(1,803)	(241)	(1,136)	(1,117)	(349)
Provision (credit) for loan losses	224	135	476	2,047	288	(285)	1,191
Balance, end of period	$7,300	$7,267	$7,336	$8,663	$6,857	$7,705	$9,107

Net charge-offs as a % of average loans	0.04%	0.24%	0.29%	0.04%	0.16%	0.16%	0.05%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	June 30,	As of December 31,
	2015	2014	2013	2012	2011	2010
ASC 310 - Impaired loans	$600	$769	$2,333	$623	$1,126	$2,288
ASC 450 - Collective segments:
Commercial	2,719	2,732	2,583	2,594	2,811	3,047
Residential mortgage	3,450	3,295	3,156	3,011	3,130	3,227
Consumer	135	145	193	188	204	232
Unallocated	396	395	398	441	434	313
Total Allowance	$7,300	$7,336	$8,663	$6,857	$7,705	$9,107

The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(In Thousands)	As of
	June 30,	As of December 31,
	2015	2014	2013	2012	2011	2010
Impaired loans with a valuation allowance	$3,880	$3,241	$9,889	$2,710	$3,433	$5,457
Impaired loans without a valuation allowance	7,764	9,075	6,432	4,719	4,431	3,191
Total impaired loans	$11,644	$12,316	$16,321	$7,429	$7,864	$8,648

Total loans past due 30-89 days and still accruing	$3,803	$7,121	$8,305	$7,756	$7,898	$7,125

Nonperforming assets:
Total nonaccrual loans	$12,060	$12,610	$14,934	$7,353	$7,197	$10,809
Total loans past due 90 days or more and still accruing	2,529	2,843	3,131	2,311	1,267	727
Total nonperforming loans	14,589	15,453	18,065	9,664	8,464	11,536
Foreclosed assets held for sale (real estate)	1,223	1,189	892	879	1,235	537
Total nonperforming assets	$15,812	$16,642	$18,957	$10,543	$9,699	$12,073

Loans subject to troubled debt restructurings (TDRs):
Performing	$1,119	$1,807	$3,267	$906	$1,064	$645
Nonperforming	5,216	5,388	908	1,155	2,413	0
Total TDRs	$6,335	$7,195	$4,175	$2,061	$3,477	$645

Total nonperforming loans as a % of loans	2.20%	2.45%	2.80%	1.41%	1.19%	1.58%
Total nonperforming assets as a % of assets	1.26%	1.34%	1.53%	0.82%	0.73%	0.92%
Allowance for loan losses as a % of total loans	1.10%	1.16%	1.34%	1.00%	1.09%	1.25%
Allowance for loan losses as a % of nonperforming loans	50.04%	47.47%	47.95%	70.95%	91.03%	78.94%

TABLE XII - SUMMARY OF LOANS BY TYPE

(In Thousands)	June 30,	As of December 31,
	2015	2014	2013	2012	2011	2010
Residential mortgage:
Residential mortgage loans - first liens	$294,978	$291,882	$299,831	$311,627	$331,015	$333,012
Residential mortgage loans - junior liens	21,502	21,166	23,040	26,748	28,851	31,590
Home equity lines of credit	39,140	36,629	34,530	33,017	30,037	26,853
1-4 Family residential construction	19,651	16,739	13,909	12,842	9,959	14,379
Total residential mortgage	375,271	366,416	371,310	384,234	399,862	405,834
Commercial:
Commercial loans secured by real estate	135,063	145,878	147,215	158,413	156,388	167,094
Commercial and industrial	61,427	50,157	42,387	48,442	57,191	59,005
Political subdivisions	40,908	17,534	16,291	31,789	37,620	36,480
Commercial construction and land	7,826	6,938	17,003	28,200	23,518	24,004
Loans secured by farmland	7,565	7,916	10,468	11,403	10,949	11,353
Multi-family (5 or more) residential	8,561	8,917	10,985	6,745	6,583	7,781
Agricultural loans	4,287	3,221	3,251	3,053	2,987	3,472
Other commercial loans	12,809	13,334	14,631	362	552	392
Total commercial	278,446	253,895	262,231	288,407	295,788	309,581
Consumer	10,101	10,234	10,762	11,269	12,665	14,996
Total	663,818	630,545	644,303	683,910	708,315	730,411
Less: allowance for loan losses	(7,300)	(7,336)	(8,663)	(6,857)	(7,705)	(9,107)
Loans, net	$656,518	$623,209	$635,640	$677,053	$700,610	$721,304

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At June 30, 2015, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $15,138,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $25,457,000 at June 30, 2015.

The Corporation’s outstanding, available, and total credit facilities at June 30, 2015 and December 31, 2014 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2015	2014	2015	2014	2015	2014
Federal Home Loan Bank of Pittsburgh	$26,916	$12,060	$292,963	$311,007	$319,879	$323,067
Federal Reserve Bank Discount Window	0	0	24,745	25,367	24,745	25,367
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$26,916	$12,060	$362,708	$381,374	$389,624	$393,434

At June 30, 2015, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total amount of $11,916,000 and an overnight borrowing of $15,000,000. At December 31, 2014, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total amount of $12,060,000. Additional information regarding borrowed funds is included in Note 8 of the unaudited consolidated financial statements.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets and “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At June 30, 2015, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $271,705,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning capital ratios at June 30, 2015 and December 31, 2014 are presented below. Management believes, as of June 30, 2015 and December 31, 2014, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject.

					Minimum To Be Well
(Dollars in Thousands)			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015:
Total capital to risk-weighted assets:
Consolidated	$179,303	24.39%	$58,802	³8%	$73,502	³10%
C&N Bank	158,938	21.84%	58,207	³8%	$72,759	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	170,934	23.26%	29,401	³6%	58,802	³8%
C&N Bank	151,604	20.84%	29,103	³6%	58,207	³8%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	170,934	23.26%	29,401	³4.5%	47,776	³6.5%
C&N Bank	151,604	20.84%	29,103	³4.5%	47,293	³6.5%
Tier 1 capital to average assets:
Consolidated	170,934	13.82%	49,457	³4%	61,821	³5%
C&N Bank	151,604	12.37%	49,029	³4%	61,286	³5%

December 31, 2014:
Total capital to risk-weighted assets:
Consolidated	$179,588	27.60%	$52,051	³8%	n/a	n/a
C&N Bank	156,420	24.33%	51,442	³8%	$64,303	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	170,880	26.26%	26,026	³4%	n/a	n/a
C&N Bank	149,055	23.18%	25,721	³4%	38,582	³6%
Tier 1 capital to average assets:
Consolidated	170,880	13.89%	49,224	³4%	n/a	n/a
C&N Bank	149,055	12.22%	48,798	³4%	60,998	³5%

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

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income (Loss) within stockholders’ equity. The balance in Accumulated Other Comprehensive Income related to unrealized gains on available-for-sale securities, net of deferred income tax, amounted to $4,077,000 at June 30, 2015 and $5,281,000 at December 31, 2014. Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at June 30, 2015.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $9,000 at June 30, 2015 and $79,000 at December 31, 2014.

NEW CAPITAL RULE

In July 2013, the federal regulatory authorities issued a new capital rule based, in part, on revisions developed by the Basel Committee on Banking Supervision to the Basel capital framework (Basel III). The Corporation and C&N Bank became subject to the new rule effective January 1, 2015. Generally, the new rule implements higher minimum capital requirements, revises the definition of regulatory capital components and related calculations, adds a new common equity tier 1 capital ratio, implements a new capital conservation buffer, increases the risk weighting for past due loans and provides a transition period for several aspects of the new rule.

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

Fluctuations in interest rates significantly affect fair values of available-for-sale securities, and accordingly have an effect on Other Comprehensive Income (Loss) in each period. Comprehensive Income totaled $777,000 for the three months ended June 30, 2015 as compared to $7,037,000 in the second quarter 2014. For the three months ended June 30, 2015, Comprehensive Income included: (1) Net Income of $4,357,000, which was $194,000 higher than in the second quarter 2014; (2) Other Comprehensive Loss from a reduction in net unrealized gains on available-for-sale securities, net of deferred income tax, of $3,577,000 as compared to Other Comprehensive Income of $2,874,000 in the second quarter 2014; and (3) Other Comprehensive Loss from defined benefit plans of $3,000 as compared to Other Comprehensive Income of $0 in the second quarter 2014. For the six months ended June 30, 2015, Comprehensive Income totaled $6,898,000 as compared to $14,860,000 for the six months ended June 30, 2014. In the six months ended June 30, 2015, Comprehensive Income included: (1) Net Income of $8,172,000, which was $279,000 lower than in the first six months of 2014; (2) Other Comprehensive Loss from a reduction in net unrealized gains on available-for-sale securities, net of deferred income tax, of $1,204,000 as compared to Other Comprehensive Income of $6,320,000 in the first six months of 2014; and (3) Other Comprehensive Loss from defined benefit plans of $70,000 as compared to Other Comprehensive Income of $89,000 in the first six months of 2014.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INCOME TAXES

The effective income tax rate was approximately 25% of pre-tax income for the three-month and six-month periods ended June 30, 2015 and 2014. The provision for income tax for interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At June 30, 2015, the net deferred tax asset was $1,931,000, up from $1,668,000 at December 31, 2014. The most significant change in temporary difference components was a $649,000 reduction in the deferred tax liability associated with unrealized gains on available-for-sale securities. Partially offsetting the effect of that difference, the deferred tax asset related to the credit for alternative minimum tax paid decreased by $463,000.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management believes the recorded net deferred tax asset at June 30, 2015 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 11 to the unaudited, consolidated financial statements.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it established a target range of 0% to 0.25%, which it has maintained through June 30, 2015. Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth. Beginning in late 2013, the Federal Reserve began reducing the amount of securities purchased under its asset purchase program and then ended the program in October 2014, though still reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and continuing to roll over maturing Treasury securities at auction. The Federal Reserve is expected to continue its highly accommodative monetary policy in the form of low short-term interest rates for the foreseeable future, though many observers believe the fed funds target rate may be raised above its current level in 2015.

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

Table XIII, which follows this discussion, is based on the results of calculations performed using the simulation model as of April 30, 2015 and October 31, 2014. The table shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XIII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

April 30, 2015 Data
(In Thousands)		Period Ending April 30, 2016

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$51,082	$22,456	$28,626	-22.0%	25.0%
+300	48,791	17,650	31,141	-15.1%	20.0%
+200	46,427	13,196	33,231	-9.4%	15.0%
+100	43,954	9,006	34,948	-4.7%	10.0%
0	41,501	4,816	36,685	0.0%	0.0%
-100	38,702	4,637	34,065	-7.1%	10.0%
-200	37,249	4,635	32,614	-11.1%	15.0%
-300	36,279	4,635	31,644	-13.7%	20.0%
-400	36,180	4,635	31,545	-14.0%	25.0%

	Market Value of Portfolio Equity at April 30, 2015

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$163,617	-26.2%	50.0%
+300	176,371	-20.4%	45.0%
+200	191,166	-13.8%	35.0%
+100	205,397	-7.3%	25.0%
0	221,678	0.0%	0.0%
-100	220,888	-0.4%	25.0%
-200	224,545	1.3%	35.0%
-300	250,454	13.0%	45.0%
-400	284,087	28.2%	50.0%

October 31, 2014 Data
(In Thousands)		Period Ending October 31, 2015

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$55,351	$23,123	$32,228	-20.3%	25.0%
+300	52,975	18,223	34,752	-14.1%	20.0%
+200	50,546	13,618	36,928	-8.7%	15.0%
+100	47,977	9,330	38,647	-4.4%	10.0%
0	45,478	5,043	40,435	0.0%	0.0%
-100	42,869	4,794	38,075	-5.8%	10.0%
-200	41,095	4,729	36,366	-10.1%	15.0%
-300	40,123	4,707	35,416	-12.4%	20.0%
-400	39,998	4,707	35,291	-12.7%	25.0%

	Market Value of Portfolio Equity at October 31, 2014

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$176,447	-24.4%	50.0%
+300	189,184	-18.9%	45.0%
+200	203,838	-12.6%	35.0%
+100	218,314	-6.4%	25.0%
0	233,255	0.0%	0.0%
-100	232,818	-0.2%	25.0%
-200	232,294	-0.4%	35.0%
-300	251,791	7.9%	45.0%
-400	288,059	23.5%	50.0%

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

Equity securities held as of June 30, 2015 and December 31, 2014 are presented in Table XIV. Table XIV presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XIV does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of June 30, 2015.

TABLE XIV - EQUITY SECURITIES RISK
(In Thousands)

	June 30,	Dec. 31,
	2015	2014
Cost	$5,365	$5,605
Fair Value	7,738	8,654
Hypothetical 10% Decline In Market Value	(774)	(865)
Hypothetical 20% Decline In Market Value	(1,548)	(1,731)

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

Issuer Purchases of Equity Securities

Effective July 17, 2014, the Corporation terminated its existing treasury stock repurchase programs and approved a new treasury stock repurchase program. Under the new program, the Corporation is authorized to repurchase up to 622,500 shares of the Corporation’s common stock, or approximately 5% of the Corporation’s issued and outstanding shares at July 16, 2014. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases under the new program may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions. As of June 30, 2015, the maximum number of additional shares the Corporation may repurchase under this program is 238,200.

Consistent with previous programs, the Board of Directors’ July 17, 2014 authorization provides that: (1) the new treasury stock repurchase program shall be effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. Through June 30, 2015, 384,300 shares had been repurchased for a total cost of $7,417,000.

The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities during the second quarter 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2015	0	0	364,100	258,400
May 1 - 31, 2015	5,800	$19.51	369,900	252,600
June 1 - 30, 2015	14,400	$19.44	384,300	238,200

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6.	Exhibits

2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed April 19, 2013

4. Instruments defining the rights of Security holders, including indentures	Not applicable

10. Material contracts	Not applicable

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 2 to the unaudited consolidated financial statements, which is included in Part I, Item 1 of Form 10-Q

15. Letter re: unaudited interim information	Not applicable

18. Letter re: change in accounting principles	Not applicable

19. Report furnished to security holders	Not applicable

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

99. Additional exhibits	Not applicable

100. XBRL-related documents	Not applicable

101. Interactive data file	Filed herewith

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

August 7, 2015	By:/s/ J. Bradley Scovill
Date	President and Chief Executive Officer

August 7, 2015	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer

