Form 10-Q
period 2015-09-30
CITIZENS & NORTHERN CORP
filed 2015-11-05
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	12,179,133 Shares Outstanding on November 2, 2015

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data) (Unaudited)	September 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks:
Noninterest-bearing	$14,781	$14,812
Interest-bearing	17,440	21,235
Total cash and due from banks	32,221	36,047
Available-for-sale securities, at fair value	461,713	516,807
Loans held for sale	76	0

Loans receivable	679,865	630,545
Allowance for loan losses	(7,416)	(7,336)
Loans, net	672,449	623,209
Bank-owned life insurance	20,971	22,119
Accrued interest receivable	3,937	3,908
Bank premises and equipment, net	15,546	16,256
Foreclosed assets held for sale	1,363	1,189
Deferred tax asset, net	762	1,668
Intangible asset - Core deposit intangibles	36	52
Intangible asset - Goodwill	11,942	11,942
Other assets	11,515	8,766
TOTAL ASSETS	$1,232,531	$1,241,963

LIABILITIES
Deposits:
Noninterest-bearing	$203,844	$212,439
Interest-bearing	757,268	755,550
Total deposits	961,112	967,989
Short-term borrowings	10,244	5,537
Long-term borrowings	62,842	73,060
Accrued interest and other liabilities	8,233	7,015
TOTAL LIABILITIES	1,042,431	1,053,601

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued at September 30, 2015 and December 31, 2014	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2015 and 2014; issued 12,655,171 at September 30, 2015 and at December 31, 2014; outstanding 12,187,033 at September 30, 2015 and 12,279,980 December 31, 2014	12,655	12,655
Paid-in capital	71,460	71,541
Retained earnings	108,520	105,550
Treasury stock, at cost; 468,138 shares at September 30, 2015 and 375,191 shares at December 31, 2014	(8,657)	(6,744)
Sub-total	183,978	183,002
Accumulated other comprehensive income:
Unrealized gain on available-for-sale securities	6,116	5,281
Defined benefit plans gain	6	79
Total accumulated other comprehensive income	6,122	5,360
TOTAL STOCKHOLDERS' EQUITY	190,100	188,362
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,232,531	$1,241,963

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income	3 Months Ended		Fiscal Year To Date
(In Thousands Except Per Share Data) (Unaudited)	Sept. 30,	Sept. 30,	9 Months Ended Sept. 30,
INTEREST INCOME	2015	2014	2015	2014
Interest and fees on loans	$7,851	$8,040	$23,313	$24,123
Interest on balances with depository institutions	22	33	73	95
Interest on loans to political subdivisions	470	348	1,210	1,055
Interest on mortgages held for sale	5	5	10	13
Income from available-for-sale securities:		0
Taxable	1,758	1,990	5,666	5,753
Tax-exempt	949	1,070	2,978	3,261
Dividends	79	86	233	241
Total interest and dividend income	11,134	11,572	33,483	34,541
INTEREST EXPENSE
Interest on deposits	487	543	1,452	1,650
Interest on short-term borrowings	9	1	15	7
Interest on long-term borrowings	630	743	2,048	2,208
Total interest expense	1,126	1,287	3,515	3,865
Net interest income	10,008	10,285	29,968	30,676
Provision for loan losses	302	218	526	353
Net interest income after provision for loan losses	9,706	10,067	29,442	30,323
OTHER INCOME
Service charges on deposit accounts	1,302	1,275	3,629	3,812
Service charges and fees	137	144	373	405
Trust and financial management revenue	1,123	1,140	3,478	3,325
Brokerage revenue	215	213	640	682
Insurance commissions, fees and premiums	24	44	87	103
Interchange revenue from debit card transactions	482	504	1,456	1,474
Net gains from sale of loans	243	141	573	557
Increase (decrease) in fair value of servicing rights	13	(17)	(137)	35
Increase in cash surrender value of life insurance	95	99	294	278
Net (loss) gain from premises and equipment	(1)	9	(1)	8
Other operating income	328	335	1,018	939
Sub-total	3,961	3,887	11,410	11,618
Realized gains on available-for-sale securities, net	79	760	1,085	894
Total other income	4,040	4,647	12,495	12,512
OTHER EXPENSES
Salaries and wages	3,744	4,348	10,834	11,559
Pensions and other employee benefits	1,016	1,091	3,336	3,563
Occupancy expense, net	623	646	1,985	2,002
Furniture and equipment expense	477	461	1,398	1,399
FDIC Assessments	155	151	454	444
Pennsylvania shares tax	311	336	877	1,014
Professional fees	128	135	363	427
Automated teller machine and interchange expense	234	239	735	668
Software subscriptions	209	184	617	575
Loss on prepayment of debt	0	0	910	0
Other operating expense	1,220	1,445	3,946	4,256
Total other expenses	8,117	9,036	25,455	25,907
Income before income tax provision	5,629	5,678	16,482	16,928
Income tax provision	1,395	1,411	4,076	4,210
NET INCOME	$4,234	$4,267	$12,406	$12,718
NET INCOME PER SHARE - BASIC	$0.35	$0.34	$1.02	$1.02
NET INCOME PER SHARE - DILUTED	$0.35	$0.34	$1.01	$1.02

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income
(In Thousands) (Unaudited)	3 Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2015	2014	2015	2014
Net income	$4,234	$4,267	$12,406	$12,718

Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) on available-for-sale securities	3,216	(1,357)	2,369	8,500
Reclassification adjustment for gains realized in income	(79)	(760)	(1,085)	(894)
Other comprehensive gain (loss) on available-for-sale securities	3,137	(2,117)	1,284	7,606

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in accumulated other comprehensive (loss) gain	0	0	(100)	144
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(3)	(4)	(11)	(12)
Other comprehensive (loss) gain on unfunded retirement obligations	(3)	(4)	(111)	132

Other comprehensive income (loss) before income tax	3,134	(2,121)	1,173	7,738
Income tax related to other comprehensive (income) loss	(1,098)	742	(411)	(2,708)

Net other comprehensive income (loss)	2,036	(1,379)	762	5,030

Comprehensive income	$6,270	$2,888	$13,168	$17,748

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS	9 Months Ended
(In Thousands) (Unaudited)	Sept. 30,	Sept. 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,406	$12,718
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	526	353
Realized gains on available-for-sale securities, net	(1,085)	(894)
Loss on prepayment of debt	910	0
Realized (gain) loss on foreclosed assets	(37)	49
Loss (gain) on disposition of premises and equipment	1	(8)
Depreciation expense	1,442	1,470
Accretion and amortization on securities, net	1,204	1,008
Accretion and amortization on loans and deposits, net	(16)	(20)
Decrease (increase) in fair value of servicing rights	137	(35)
Increase in cash surrender value of life insurance	(294)	(278)
Stock-based compensation	459	463
Amortization of core deposit intangibles	16	26
Deferred income taxes	495	963
Gains on sales of loans, net	(573)	(557)
Origination of loans for sale	(16,613)	(16,544)
Proceeds from sales of loans	16,975	16,599
(Increase) decrease in accrued interest receivable and other assets	(2,030)	126
Increase in accrued interest payable and other liabilities	1,333	1,028
Net Cash Provided by Operating Activities	15,256	16,467
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	0	720
Proceeds from sales of available-for-sale securities	25,972	52,344
Proceeds from calls and maturities of available-for-sale securities	65,261	56,581
Purchase of available-for-sale securities	(35,200)	(126,674)
Redemption of Federal Home Loan Bank of Pittsburgh stock	3,791	977
Purchase of Federal Home Loan Bank of Pittsburgh stock	(4,674)	(245)
Net (increase) decrease in loans	(52,273)	11,833
Proceeds from bank-owned life insurance	1,442	0
Purchase of premises and equipment	(733)	(477)
Proceeds from disposition of premises and equipment	0	43
Return of principal on limited liability entity investments	133	125
Proceeds from sale of foreclosed assets	2,386	469
Net Cash Provided by (Used in) Investing Activities	6,105	(4,304)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(6,877)	27,013
Net increase (decrease) in short-term borrowings	4,707	(16,620)
Repayments of long-term borrowings	(11,128)	(207)
Purchase of treasury stock	(3,944)	(2,464)
Sale of treasury stock	379	99
Tax benefit from compensation plans	117	120
Common dividends paid	(8,441)	(8,564)
Net Cash Used in Financing Activities	(25,187)	(623)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,826)	11,540
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	31,619	38,591
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,793	$50,131

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$2,523	$1,514
Accrued purchase of available-for-sale securities	$0	$354
Interest paid	$3,525	$3,888
Income taxes paid	$3,295	$3,062

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders' Equity
(In Thousands Except Share and Per Share Data)						Accumulated
(Unaudited)						Other
						Comprehensive
	Common	Treasury	Common	Paid-in	Retained	Income	Treasury
	Shares	Shares	Stock	Capital	Earnings	(Loss)	Stock	Total
Nine Months Ended September 30, 2015:
Balance, December 31, 2014	12,655,171	375,191	$12,655	$71,541	$105,550	$5,360	($6,744)	$188,362
Net income					12,406			12,406
Other comprehensive income, net						762		762
Cash dividends declared on common stock, $.78 per share					(9,543)			(9,543)
Shares issued for dividend reinvestment plan		(55,795)		56			1,046	1,102
Treasury stock purchased		203,100					(3,944)	(3,944)
Shares issued from treasury related to exercise of stock options		(22,335)		(26)			405	379
Restricted stock granted		(34,800)		(627)			627	0
Forfeiture of restricted stock		2,777		47			(47)	0
Stock-based compensation expense				459				459
Tax effect of stock option exercises				(6)				(6)
Tax benefit from dividends on restricted stock				16				16
Tax benefit from employee benefit plan					107			107
Balance, September 30, 2015	12,655,171	468,138	$12,655	$71,460	$108,520	$6,122	($8,657)	$190,100

Nine Months Ended September 30, 2014:
Balance, December 31, 2013	12,596,540	206,477	$12,596	$70,105	$101,216	($993)	($3,452)	$179,472
Net income					12,718			12,718
Other comprehensive income, net						5,030		5,030
Cash dividends declared on common stock, $0.78 per share					(9,693)			(9,693)
Shares issued for dividend reinvestment plan	59,498		60	1,069				1,129
Treasury stock purchased		129,000					(2,464)	(2,464)
Shares issued from treasury and redeemed related to exercise of stock options	(867)	(10,173)	(1)	(58)			158	99
Restricted stock granted		(16,711)		(279)			279	0
Forfeiture of restricted stock		7,458		125			(125)	0
Stock-based compensation expense				463				463
Tax effect of stock option exercises				1				1
Tax benefit from dividends on restricted stock				16				16
Tax benefit from employee benefit plan					103			103
Balance, September 30, 2014	12,655,171	316,051	$12,655	$71,442	$104,344	$4,037	($5,604)	$186,874

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

Operating results reported for the three-month and nine-month periods ended September 30, 2015 might not be indicative of the results for the year ending December 31, 2015. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Nine Months Ended September 30, 2015
Earnings per share – basic	$12,406,000	12,222,557	$1.02
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		213,511
Hypothetical share repurchase at $19.94		(192,322)
Earnings per share – diluted	$12,406,000	12,243,746	$1.01

Nine Months Ended September 30, 2014
Earnings per share – basic	$12,718,000	12,419,538	$1.02
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		233,579
Hypothetical share repurchase at $19.28		(212,200)
Earnings per share – diluted	$12,718,000	12,440,917	$1.02

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Three Months Ended September 30, 2015
Earnings per share – basic	$4,234,000	12,200,129	$0.35
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		204,449
Hypothetical share repurchase at $19.90		(184,248)
Earnings per share – diluted	$4,234,000	12,220,330	$0.35

Three Months Ended September 30, 2014
Earnings per share – basic	$4,267,000	12,399,482	$0.34
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		222,344
Hypothetical share repurchase at $19.33		(201,826)
Earnings per share – diluted	$4,267,000	12,420,000	$0.34

Stock options that were anti-dilutive were excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 66,351 shares in the nine-month period ended September 30, 2015, 169,728 shares in the nine-month period ended September 30, 2014, 47,974 shares in the third quarter 2015 and 137,873 shares in the third quarter 2014.

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of other comprehensive income, and the related tax effects, are as follows:

(In Thousands)	Before- Tax	Income Tax	Net-of- Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2015:
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$2,369	($829)	$1,540
Reclassification adjustment for (gains) realized in income	(1,085)	380	(705)
Other comprehensive income on available-for-sale securities	1,284	(449)	835

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	(100)	35	(65)
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(11)	3	(8)
Other comprehensive loss on unfunded retirement obligations	(111)	38	(73)

Total other comprehensive income	$1,173	($411)	$762

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Before- Tax	Income Tax	Net-of- Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2014:
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$8,500	($2,975)	$5,525
Reclassification adjustment for (gains) realized in income	(894)	313	(581)
Other comprehensive income on available-for-sale securities	7,606	(2,662)	4,944

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	144	(50)	94
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(12)	4	(8)
Other comprehensive income on unfunded retirement obligations	132	(46)	86

Total other comprehensive income	$7,738	($2,708)	$5,030

(In Thousands)	Before- Tax	Income Tax	Net-of- Tax
	Amount	Effect	Amount
Three Months Ended September 30, 2015:
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$3,216	($1,126)	$2,090
Reclassification adjustment for (gains) realized in income	(79)	28	(51)
Other comprehensive income on available-for-sale securities	3,137	(1,098)	2,039

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	0	0	0
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(3)	0	(3)
Other comprehensive loss on unfunded retirement obligations	(3)	0	(3)

Total other comprehensive income	$3,134	($1,098)	$2,036

(In Thousands)	Before- Tax	Income Tax	Net-of- Tax
	Amount	Effect	Amount
Three Months Ended September 30, 2014:
Unrealized losses on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	($1,357)	$475	($882)
Reclassification adjustment for (gains) realized in income	(760)	266	(494)
Other comprehensive loss on available-for-sale securities	(2,117)	741	(1,376)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	0	0	0
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(4)	1	(3)
Other comprehensive loss on unfunded retirement obligations	(4)	1	(3)

Total other comprehensive loss	($2,121)	$742	($1,379)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Changes in the components of accumulated other comprehensive income are as follows and are presented net of tax:

(In Thousands)	Unrealized	Unfunded	Accumulated
	Holding Gains	Pension and	Other
	(Losses)	Postretirement	Comprehensive
	on Securities	Obligations	Income
Nine Months Ended Sept. 30, 2015
Balance, beginning of period	$5,281	$79	$5,360
Other comprehensive income (loss) before reclassifications	1,540	(65)	1,475
Amounts reclassified from accumulated other comprehensive income	(705)	(8)	(713)
Other comprehensive income (loss) before reclassifications	835	(73)	762
Balance, end of period	$6,116	$6	$6,122

Nine Months Ended Sept. 30, 2014
Balance, beginning of period	($1,004)	$11	($993)
Other comprehensive income before reclassifications	5,525	94	5,619
Amounts reclassified from accumulated other comprehensive income	(581)	(8)	(589)
Other comprehensive income	4,944	86	5,030
Balance, end of period	$3,940	$97	$4,037

Three Months Ended Sept. 30, 2015
Balance, beginning of period	$4,077	$9	$4,086
Other comprehensive income before reclassifications	2,090	0	2,090
Amounts reclassified from accumulated other comprehensive income	(51)	(3)	(54)
Other comprehensive income (loss) before reclassifications	2,039	(3)	2,036
Balance, end of period	$6,116	$6	$6,122

Three Months Ended Sept. 30, 2014
Balance, beginning of period	$5,316	$100	$5,416
Other comprehensive loss before reclassifications	(882)	0	(882)
Amounts reclassified from accumulated other comprehensive income	(494)	(3)	(497)
Other comprehensive loss before reclassifications	(1,376)	(3)	(1,379)
Balance, end of period	$3,940	$97	$4,037

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Items reclassified out of each component of other comprehensive income are as follows:

For the Nine Months Ended Sept. 30, 2015
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
securities	($1,085)	Realized gains on available-for-sale securities, net
	380	Income tax provision
	(705)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(22)	Pensions and other employee benefits
Actuarial loss	11	Pensions and other employee benefits
	(11)	Total before tax
	3	Income tax provision
	(8)	Net of tax
Total reclassifications for the period	($713)

For the Nine Months Ended Sept. 30, 2014
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
securities	($894)	Realized gains on available-for-sale securities, net
	313	Income tax provision
	(581)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(23)	Pensions and other employee benefits
Actuarial loss	11	Pensions and other employee benefits
	(12)	Total before tax
	4	Income tax provision
	(8)	Net of tax
Total reclassifications for the period	($589)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

For the Three Months Ended Sept. 30, 2015
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
securities	($79)	Realized gains on available-for-sale securities, net
	28	Income tax provision
	(51)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(7)	Pensions and other employee benefits
Actuarial loss	4	Pensions and other employee benefits
	(3)	Total before tax
	0	Income tax provision
	(3)	Net of tax
Total reclassifications for the period	($54)

For the Three Months Ended Sept. 30, 2014
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
securities	($760)	Realized gains on available-for-sale securities, net
	266	Income tax provision
	(494)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(7)	Pensions and other employee benefits
Actuarial loss	3	Pensions and other employee benefits
	(4)	Total before tax
	1	Income tax provision
	(3)	Net of tax
Total reclassifications for the period	($497)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

4. CASH AND DUE FROM BANKS

Cash and due from banks at September 30, 2015 and December 31, 2014 include the following:

(In thousands)	Sept. 30,	Dec. 31,
	2015	2014
Cash and cash equivalents	$27,793	$31,619
Certificates of deposit	4,428	4,428
Total cash and due from banks	$32,221	$36,047

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $15,226,000 at September 30, 2015 and $16,853,000 at December 31, 2014.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2015 and December 31, 2014, assets measured at fair value and the valuation methods used are as follows:

		September 30, 2015
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$15,621	$0	$15,621
Obligations of states and political subdivisions:
Tax-exempt	0	112,396	0	112,396
Taxable	0	35,124	0	35,124
Mortgage-backed securities	0	72,697	0	72,697
Collateralized mortgage obligations, Issued by U.S. Government agencies	0	218,052	0	218,052
Collateralized debt obligations	0	34	0	34
Total debt securities	0	453,924	0	453,924
Marketable equity securities	7,789	0	0	7,789
Total available-for-sale securities	7,789	453,924	0	461,713
Servicing rights	0	0	1,279	1,279
Total recurring fair value measurements	$7,789	$453,924	$1,279	$462,992

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$1,963	$1,963
Valuation allowance	0	0	(462)	(462)
Impaired loans, net	0	0	1,501	1,501
Foreclosed assets held for sale	0	0	1,363	1,363
Total nonrecurring fair value measurements	$0	$0	$2,864	$2,864

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2014
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$26,676	$0	$26,676
Obligations of states and political subdivisions:
Tax-exempt	0	124,839	0	124,839
Taxable	0	33,878	0	33,878
Mortgage-backed securities	0	83,903	0	83,903
Collateralized mortgage obligations, Issued by U.S. Government agencies	0	238,823	0	238,823
Collateralized debt obligations	0	34	0	34
Total debt securities	0	508,153	0	508,153
Marketable equity securities	8,654	0	0	8,654
Total available-for-sale securities	8,654	508,153	0	516,807
Servicing rights	0	0	1,281	1,281
Total recurring fair value measurements	$8,654	$508,153	$1,281	$518,088

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,241	$3,241
Valuation allowance	0	0	(769)	(769)
Impaired loans, net	0	0	2,472	2,472
Foreclosed assets held for sale	0	0	1,189	1,189
Total nonrecurring fair value measurements	$0	$0	$3,661	$3,661

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

At September 30, 2015 and December 31, 2014, quantitative information regarding significant techniques and inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	9/30/15	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		9/30/15
Servicing rights	$1,279	Discounted cash flow	Discount rate	10.00%	Rate used through modeling period
			Loan prepayment speeds	155.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Fair Value at
	12/31/14	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/14
Servicing rights	$1,281	Discounted cash flow	Discount rate	12.00%	Rate used through modeling period
			Loan prepayment speeds	156.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended		Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Servicing rights balance, beginning of period	$1,209	$1,281	$1,281	$1,123
Issuances of servicing rights	57	32	135	138
Unrealized gains (losses) included in earnings	13	(17)	(137)	35
Servicing rights balance, end of period	$1,279	$1,296	$1,279	$1,296

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

At September 30, 2015 and December 31, 2014, quantitative information regarding significant techniques and inputs used for nonrecurring fair value measurements using unobservable inputs (Level 3 methodologies) are as follows:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands, Except						Value at
Percentages)		Valuation				9/30/15
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	(Weighted
Asset	9/30/15	9/30/15	9/30/15	Technique	Inputs	Average)

Impaired loans:
Residential mortgage loans - first liens	$1,030	$237	$793	Sales comparison	Discount to appraised value	41%
Commercial:
Commercial loans secured by real estate	319	98	221	Sales comparison	Discount to appraised value	46%
Commercial and industrial	75	75	0	Sales comparison	Discount to appraised value	31%
Commercial construction and land	0	0	0	Sales comparison	Discount to appraised value	0%
Loans secured by farmland	539	52	487	Sales comparison	Discount to appraised value	49%
Total impaired loans	$1,963	$462	$1,501
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$655	$0	$655	Sales comparison	Discount to appraised value	19%
Land	708	0	708	Sales comparison	Discount to appraised value	29%
Total foreclosed assets held for sale	$1,363	$0	$1,363

(In Thousands, Except						Value at
Percentages)		Valuation				12/31/14
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	(Weighted
Asset	12/31/14	12/31/14	12/31/14	Technique	Inputs	Average)
Impaired loans:
Residential mortgage loans - first liens	$715	$358	$357	Sales comparison	Discount to appraised value	36%
Commercial:
Commercial loans secured by real estate	16	16	0	Sales comparison	Discount to appraised value	42%
Commercial and industrial	150	82	68	Sales comparison	Discount to appraised value	21%
Commercial construction and land	1,815	211	1,604	Sales comparison	Discount to appraised value	30%
Loans secured by farmland	545	102	443	Sales comparison	Discount to appraised value	40%
Total impaired loans	$3,241	$769	$2,472
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$306	$0	$306	Sales comparison	Discount to appraised value	42%
Commercial property	159	0	159	Sales comparison	Discount to appraised value	23%
Land	724	0	724	Sales comparison	Discount to appraised value	29%
Total foreclosed assets held for sale	$1,189	$0	$1,189

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at September 30, 2015 and December 31, 2014. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	Valuation	September 30, 2015		December 31, 2014
	Method(s)	Carrying	Fair	Carrying	Fair
	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$27,793	$27,793	$31,619	$31,619
Certificates of deposit	Level 2	4,428	4,440	4,428	4,443
Available-for-sale securities	See Above	461,713	461,713	516,807	516,807
Restricted equity securities (included in Other Assets)	Level 2	2,467	2,467	1,584	1,584
Loans held for sale	Level 2	76	76	0	0
Loans, net	Level 3	672,449	663,096	623,209	629,267
Accrued interest receivable	Level 2	3,937	3,937	3,908	3,908
Servicing rights	Level 3	1,279	1,279	1,281	1,281

Financial liabilities:
Deposits with no stated maturity	Level 2	730,929	730,929	729,052	729,052
Time deposits	Level 2	230,183	230,552	238,937	239,712
Short-term borrowings	Level 2	10,244	10,162	5,537	5,473
Long-term borrowings	Level 2	62842	66,689	73,060	78,866
Accrued interest payable	Level 2	94	94	104	104

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

6. SECURITIES

Amortized cost and fair value of available-for-sale securities at September 30, 2015 and December 31, 2014 are summarized as follows:

		September 30, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$15,664	$41	($84)	$15,621
Obligations of states and political subdivisions:
Tax-exempt	108,115	4,361	(80)	112,396
Taxable	34,464	672	(12)	35,124
Mortgage-backed securities	71,681	1,116	(100)	72,697
Collateralized mortgage obligations, Issued by U.S. Government agencies	216,981	1,962	(891)	218,052
Collateralized debt obligations	34	0	0	34
Total debt securities	446,939	8,152	(1,167)	453,924
Marketable equity securities	5,365	2,429	(5)	7,789
Total	$452,304	$10,581	($1,172)	$461,713

		December 31, 2014
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$27,221	$38	($583)	$26,676
Obligations of states and political subdivisions:
Tax-exempt	120,086	5,134	(381)	124,839
Taxable	33,637	415	(174)	33,878
Mortgage-backed securities	82,479	1,493	(69)	83,903
Collateralized mortgage obligations, Issued by U.S. Government agencies	239,620	1,239	(2,036)	238,823
Collateralized debt obligations:	34	0	0	34
Total debt securities	503,077	8,319	(3,243)	508,153
Marketable equity securities	5,605	3,058	(9)	8,654
Total	$508,682	$11,377	($3,252)	$516,807

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

September 30, 2015	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$0	$0	$7,961	($84)	$7,961	($84)
Obligations of states and political subdivisions:
Tax-exempt	8,445	(26)	2,445	(54)	10,890	(80)
Taxable	1,343	(3)	2,610	(9)	3,953	(12)
Mortgage-backed securities	10,968	(68)	3,708	(32)	14,676	(100)
Collateralized mortgage obligations, Issued by U.S. Government agencies	17,004	(65)	52,641	(826)	69,645	(891)
Total debt securities	37,760	(162)	69,365	(1,005)	107,125	(1,167)
Marketable equity securities	65	(5)	0	0	65	(5)
Total temporarily impaired available-for-sale securities	$37,825	($167)	$69,365	($1,005)	$107,190	($1,172)

December 31, 2014	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$0	$0	$24,020	($583)	$24,020	($583)
Obligations of states and political subdivisions:
Tax-exempt	11,898	(289)	6,991	(92)	18,889	(381)
Taxable	4,240	(22)	9,159	(152)	13,399	(174)
Mortgage-backed securities	0	0	4,160	(69)	4,160	(69)
Collateralized mortgage obligations, Issued by U.S. Government agencies	58,812	(396)	60,897	(1,640)	119,709	(2,036)
Total debt securities	74,950	(707)	105,227	(2,536)	180,177	(3,243)
Marketable equity securities	134	(9)	0	0	134	(9)
Total temporarily impaired available-for-sale securities	$75,084	($716)	$105,227	($2,536)	$180,311	($3,252)

Gross realized gains and losses from available-for-sale securities were as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2015	2014	2015	2014
Gross realized gains from sales	$156	$761	$1,162	$1,103
Gross realized losses from sales	(77)	(1)	(77)	(209)
Net realized gains	$79	$760	$1,085	$894

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of September 30, 2015. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$7,941	$8,013
Due from one year through five years	55,420	56,844
Due from five years through ten years	59,723	60,867
Due after ten years	35,193	37,451
Subtotal	158,277	163,175
Mortgage-backed securities	71,681	72,697
Collateralized mortgage obligations, Issued by U.S. Government agencies	216,981	218,052
Total	$446,939	$453,924

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

Investment securities carried at $333,847,000 at September 30, 2015 and $369,945,000 at December 31, 2014 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements.

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

A summary of information management considered in evaluating debt and equity securities for OTTI at September 30, 2015 is provided below.

Debt Securities

At September 30, 2015, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities at September 30, 2015 to be temporary.

Equity Securities

The Corporation’s marketable equity securities at September 30, 2015 and December 31, 2014 consisted exclusively of stocks of banking companies. At September 30, 2015, the Corporation held one stock with an unrealized loss of $5,000 for which management determined an OTTI charge was not required.

In the third quarter 2015, the Corporation had no realized gains or losses from the sale of bank stocks. For the nine months ended September 30, 2015, the Corporation had gains from the sale of bank stocks totaling $476,000. The Corporation realized gains from sales of bank stocks totaling $289,000 in the three-month period ended September 30, 2014 and $363,000 in the nine-month period ended September 30, 2014.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $2,337,000 at September 30, 2015 and $1,454,000 at December 31, 2014. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at September 30, 2015 and December 31, 2014. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

7. LOANS

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans. Loans outstanding at September 30, 2015 and December 31, 2014 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type
(In Thousands)	Sept. 30,	Dec. 31,
	2015	2014
Residential mortgage:
Residential mortgage loans - first liens	$298,096	$291,882
Residential mortgage loans - junior liens	20,601	21,166
Home equity lines of credit	38,585	36,629
1-4 Family residential construction	23,633	16,739
Total residential mortgage	380,915	366,416
Commercial:
Commercial loans secured by real estate	135,760	145,878
Commercial and industrial	72,011	50,157
Political subdivisions	40,186	17,534
Commercial construction and land	6,852	6,938
Loans secured by farmland	7,521	7,916
Multi-family (5 or more) residential	9,181	8,917
Agricultural loans	4,588	3,221
Other commercial loans	12,691	13,334
Total commercial	288,790	253,895
Consumer	10,160	10,234
Total	679,865	630,545
Less: allowance for loan losses	(7,416)	(7,336)
Loans, net	$672,449	$623,209

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either September 30, 2015 or December 31, 2014.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of September 30, 2015 and December 31, 2014, management determined that no allowance for credit losses related to unfunded loan commitments was required.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month and nine-month periods ended September 30, 2015 and 2014 were as follows:

Three Months Ended September 30, 2015	June 30,				Sept. 30,
(In Thousands)	2015			Provision	2015
	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,775	($12)	$0	($112)	$2,651
Residential mortgage loans - junior liens	210	(42)	0	45	213
Home equity lines of credit	344	0	0	(5)	339
1-4 Family residential construction	257	0	0	55	312
Total residential mortgage	3,586	(54)	0	(17)	3,515
Commercial:
Commercial loans secured by real estate	1,692	0	0	39	1,731
Commercial and industrial	800	0	1	127	928
Political subdivisions	0	0	0	0	0
Commercial construction and land	296	(115)	0	(74)	107
Loans secured by farmland	155	0	0	(45)	110
Multi-family (5 or more) residential	80	0	0	231	311
Agricultural loans	40	0	0	3	43
Other commercial loans	120	0	0	1	121
Total commercial	3,183	(115)	1	282	3,351
Consumer	135	(28)	10	6	123
Unallocated	396	0	0	31	427
Total Allowance for Loan Losses	$7,300	($197)	$11	$302	$7,416

Three Months Ended September 30, 2014	June 30,				Sept. 30,
(In Thousands)	2014			Provision	2014
	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,966	($37)	$12	$18	$2,959
Residential mortgage loans - junior liens	280	0	0	(5)	275
Home equity lines of credit	277	0	0	11	288
1-4 Family residential construction	173	0	0	38	211
Total residential mortgage	3,696	(37)	12	62	3,733
Commercial:
Commercial loans secured by real estate	1,896	0	0	(60)	1,836
Commercial and industrial	626	0	1	40	667
Political subdivisions	0	0	0	0	0
Commercial construction and land	163	0	0	145	308
Loans secured by farmland	96	0	0	58	154
Multi-family (5 or more) residential	103	0	0	(17)	86
Agricultural loans	30	0	0	1	31
Other commercial loans	135	0	0	(6)	129
Total commercial	3,049	0	1	161	3,211
Consumer	127	(24)	12	(5)	110
Unallocated	395	0	0	0	395
Total Allowance for Loan Losses	$7,267	($61)	$25	$218	7,449

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Nine Months Ended September 30, 2015	Dec. 31,				Sept. 30,
(In Thousands)	2014			Provision	2015
	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,941	($149)	$1	($142)	$2,651
Residential mortgage loans - junior liens	176	(42)	0	79	213
Home equity lines of credit	322	0	0	17	339
1-4 Family residential construction	214	0	0	98	312
Total residential mortgage	3,653	(191)	1	52	3,515
Commercial:
Commercial loans secured by real estate	1,758	(115)	0	88	1,731
Commercial and industrial	688	(10)	5	245	928
Political subdivisions	0	0	0	0	0
Commercial construction and land	283	(115)	0	(61)	107
Loans secured by farmland	165	0	0	(55)	110
Multi-family (5 or more) residential	87	0	0	224	311
Agricultural loans	31	0	0	12	43
Other commercial loans	131	0	0	(10)	121
Total commercial	3,143	(240)	5	443	3,351
Consumer	145	(65)	44	(1)	123
Unallocated	395	0	0	32	427
Total Allowance for Loan Losses	$7,336	($496)	$50	$526	$7,416

Nine Months Ended September 30, 2014	Dec. 31,				Sept. 30,
(In Thousands)	2013			Provision	2014
	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,974	($96)	$13	$68	$2,959
Residential mortgage loans - junior liens	294	0	0	(19)	$275
Home equity lines of credit	269	0	0	19	$288
1-4 Family residential construction	168	0	0	43	$211
Total residential mortgage	3,705	(96)	13	111	3,733
Commercial:
Commercial loans secured by real estate	3,123	(1,521)	250	(16)	1,836
Commercial and industrial	591	(24)	9	91	667
Political subdivisions	0	0	0	0	0
Commercial construction and land	267	(170)	5	206	308
Loans secured by farmland	115	0	0	39	154
Multi-family (5 or more) residential	103	0	0	(17)	86
Agricultural loans	30	0	0	1	31
Other commercial loans	138	0	0	(9)	129
Total commercial	4,367	(1,715)	264	295	3,211
Consumer	193	(70)	37	(50)	110
Unallocated	398	0	0	(3)	395
Total Allowance for Loan Losses	$8,663	($1,881)	$314	$353	$7,449

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of September 30, 2015 and December 31, 2014:

September 30, 2015
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$289,450	$552	$8,026	$68	$298,096
Residential mortgage loans - junior liens	19,985	190	426	0	20,601
Home equity lines of credit	37,978	247	360	0	38,585
1-4 Family residential construction	23,615	18	0	0	23,633
Total residential mortgage	371,028	1,007	8,812	68	380,915
Commercial:
Commercial loans secured by real estate	121,759	5,253	8,748	0	135,760
Commercial and Industrial	67,174	4,285	413	139	72,011
Political subdivisions	40,186	0	0	0	40,186
Commercial construction and land	6,651	70	131	0	6,852
Loans secured by farmland	5,570	488	1,442	21	7,521
Multi-family (5 or more) residential	7,927	267	987	0	9,181
Agricultural loans	4,569	0	19	0	4,588
Other commercial loans	12,610	81	0	0	12,691
Total commercial	266,446	10,444	11,740	160	288,790
Consumer	9,987	21	152	0	10,160
Totals	$647,461	$11,472	$20,704	$228	$679,865

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2014
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$280,094	$1,246	$10,464	$78	$291,882
Residential mortgage loans - junior liens	20,502	112	552	0	21,166
Home equity lines of credit	35,935	294	400	0	36,629
1-4 Family residential construction	16,719	20	0	0	16,739
Total residential mortgage	353,250	1,672	11,416	78	366,416
Commercial:
Commercial loans secured by real estate	133,204	2,775	9,899	0	145,878
Commercial and Industrial	41,751	7,246	1,042	118	50,157
Political subdivisions	17,534	0	0	0	17,534
Commercial construction and land	4,650	266	2,022	0	6,938
Loans secured by farmland	5,990	433	1,468	25	7,916
Multi-family (5 or more) residential	8,629	288	0	0	8,917
Agricultural loans	3,196	0	25	0	3,221
Other commercial loans	13,248	86	0	0	13,334
Total commercial	228,202	11,094	14,456	143	253,895
Consumer	10,095	22	117	0	10,234
Totals	$591,547	$12,788	$25,989	$221	$630,545

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

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 55% at September 30, 2015) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Also, all loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment. Loans that are individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually evaluated, but which have not been determined to be impaired, are included in the “Collectively Evaluated” column in the tables summarizing the allowance and associated loan balances as of September 30, 2015 and December 31, 2014.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of September 30, 2015 and December 31, 2014:

September 30, 2015	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$652	$297,444	$298,096	$4	$2,647	$2,651
Residential mortgage loans - junior liens	75	20,526	20,601	0	213	213
Home equity lines of credit	0	38,585	38,585	0	339	339
1-4 Family residential construction	0	23,633	23,633	0	312	312
Total residential mortgage	727	380,188	380,915	4	3,511	3,515
Commercial:
Commercial loans secured by real estate	6,227	129,533	135,760	98	1,633	1,731
Commercial and industrial	327	71,684	72,011	75	853	928
Political subdivisions	0	40,186	40,186	0	0	0
Commercial construction and land	25	6,827	6,852	0	107	107
Loans secured by farmland	1,463	6,058	7,521	52	58	110
Multi-family (5 or more) residential	987	8,194	9,181	233	78	311
Agricultural loans	19	4,569	4,588	0	43	43
Other commercial loans	0	12,691	12,691	0	121	121
Total commercial	9,048	279,742	288,790	458	2,893	3,351
Consumer	0	10,160	10,160	0	123	123
Unallocated						427

Total	$9,775	$670,090	$679,865	$462	$6,527	$7,416

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2014	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$1,665	$290,217	$291,882	$358	$2,583	$2,941
Residential mortgage loans - junior liens	17	21,149	21,166	0	176	176
Home equity lines of credit	0	36,629	36,629	0	322	322
1-4 Family residential construction	0	16,739	16,739	0	214	214
Total residential mortgage	1,682	364,734	366,416	358	3,295	3,653
Commercial:
Commercial loans secured by real estate	6,537	139,341	145,878	16	1,742	1,758
Commercial and industrial	663	49,494	50,157	82	606	688
Political subdivisions	0	17,534	17,534	0	0	0
Commercial construction	1,939	4,999	6,938	211	72	283
Loans secured by farmland	1,470	6,446	7,916	102	63	165
Multi-family (5 or more) residential	0	8,917	8,917	0	87	87
Agricultural loans	25	3,196	3,221	0	31	31
Other commercial loans	0	13,334	13,334	0	131	131
Total commercial	10,634	243,261	253,895	411	2,732	3,143
Consumer	0	10,234	10,234	0	145	145
Unallocated						395

Total	$12,316	$618,229	$630,545	$769	$6,172	$7,336

Summary information related to impaired loans at September 30, 2015 and December 31, 2014 is as follows:

(In Thousands)	September 30, 2015			December 31, 2014
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Residential mortgage loans - first liens	$609	$609	$0	$950	$950	$0
Residential mortgage loans - junior liens	75	75	0	17	17	0
Commercial loans secured by real estate	7,519	5,908	0	8,062	6,521	0
Commercial and industrial	252	252	0	513	513	0
Commercial construction and land	25	25	0	124	124	0
Loans secured by farmland	924	924	0	925	925	0
Agricultural loans	19	19	0	25	25	0
Total with no related allowance recorded	9,423	7,812	0	10,616	9,075	0

With a related allowance recorded:
Residential mortgage loans - first liens	43	43	4	715	715	358
Commercial loans secured by real estate	319	319	98	16	16	16
Commercial and industrial	75	75	75	150	150	82
Commercial construction and land	0	0	0	1,815	1,815	211
Loans secured by farmland	539	539	52	545	545	102
Multi-family (5 or more) residential	987	987	233	0	0	0
Total with a related allowance recorded	1,963	1,963	462	3,241	3,241	769

Total	$11,386	$9,775	$462	$13,857	$12,316	$769

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

					Interest Income Recognized on
	Average Investment in Impaired Loans				Impaired Loans on a Cash Basis
(In Thousands)	3 Months Ended		9 Months Ended		3 Months Ended		9 Months Ended
	Sept. 30,		Sept. 30,		Sept. 30,		Sept. 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Residential mortgage:
Residential mortgage loans - first lien	$1,990	$4,427	$2,534	$4,460	$9	$19	$67	$65
Residential mortgage loans - junior lien	67	198	62	206	1	0	3	2
Total residential mortgage	2,057	4,625	2,596	4,666	10	19	70	67
Commercial:
Commercial loans secured by real estate	6,327	7,131	6,382	7,360	90	78	293	345
Commercial and industrial	421	874	467	930	4	10	16	29
Commercial construction and land	42	407	50	463	0	0	0	4
Loans secured by farmland	1,466	1,530	1,467	1,405	26	23	78	56
Multi-family (5 or more) residential	741	0	741	0	0	0	0	0
Agricultural loans	21	42	22	44	1	0	3	2
Total commercial	9,018	9,984	9,129	10,202	121	111	390	436
Consumer	0	2	0	2	0	0	0	0
Total	$11,075	$14,611	$11,725	$14,870	$131	$130	$460	$503

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

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	September 30, 2015		December 31, 2014
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$2,021	$3,074	$1,989	$3,440
Residential mortgage loans - junior liens	100	8	82	50
Home equity lines of credit	48	19	49	22
Total residential mortgage	2,169	3,101	2,120	3,512
Commercial:
Commercial loans secured by real estate	628	5,712	653	5,804
Commercial and industrial	0	327	5	379
Commercial construction and land	0	25	35	1,915
Loans secured by farmland	0	1,438	0	951
Multi-family (5 or more) residential	0	987	0	0
Agricultural loans	0	19	0	25
Total commercial	628	8,508	693	9,074
Consumer	36	23	30	24

Totals	$2,833	$11,632	$2,843	$12,610

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

The table below presents a summary of the contractual aging of loans as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015				As of December 31, 2014
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$290,371	$4,241	$3,484	$298,096	$282,766	$5,443	$3,673	$291,882
Residential mortgage loans - junior liens	20,290	211	100	20,601	20,853	190	123	21,166
Home equity lines of credit	38,243	294	48	38,585	36,300	258	71	36,629
1-4 Family residential construction	23,633	0	0	23,633	16,739	0	0	16,739
Total residential mortgage	372,537	4,746	3,632	380,915	356,658	5,891	3,867	366,416

Commercial:
Commercial loans secured by real estate	134,453	18	1,289	135,760	143,713	883	1,282	145,878
Commercial and industrial	71,948	42	21	72,011	49,994	43	120	50,157
Political subdivisions	40,186	0	0	40,186	17,534	0	0	17,534
Commercial construction and land	6,827	0	25	6,852	4,897	91	1,950	6,938
Loans secured by farmland	6,688	0	833	7,521	6,811	254	851	7,916
Multi-family (5 or more) residential	8,019	175	987	9,181	8,720	197	0	8,917
Agricultural loans	4,447	122	19	4,588	3,105	91	25	3,221
Other commercial loans	12,691	0	0	12,691	13,334	0	0	13,334
Total commercial	285,259	357	3,174	288,790	248,108	1,559	4,228	253,895
Consumer	10,060	64	36	10,160	10,164	40	30	10,234

Totals	$667,856	$5,167	$6,842	$679,865	$614,930	$7,490	$8,125	$630,545

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at September 30, 2015 and December 31, 2014 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
September 30, 2015 Nonaccrual Totals	$7,236	$387	$4,009	$11,632
December 31, 2014 Nonaccrual Totals	$6,959	$369	$5,282	$12,610

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at September 30, 2015 and December 31, 2014 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
September 30, 2015 Totals	$962	$81	$0	$5,182	$6,225
December 31, 2014 Totals	$1,725	$82	$0	$5,388	$7,195

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

There were no TDRs that occurred during the three-month periods ended September 30, 2015 and 2014. TDRs that occurred during the nine-month periods ended September 30, 2015 and 2014 were as follows:

Nine Months Ended September 30, 2015		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage:
Residential mortgage loans - first liens	1	$56	$56
Residential mortgage loans - junior liens	1	32	32
Consumer	1	30	30

Nine Months Ended September 30, 2014		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage:
Residential mortgage loans - first liens	3	$150	$150
Commercial:
Commercial loans secured by real estate	5	6,679	5,193
Commercial and industrial	1	80	80

The TDRs in the nine-month period ended September 30, 2015 included an extended maturity date and a reduction in interest rate on a residential mortgage – first lien, a lowered interest rate and reduced payment amount on a residential mortgage – junior lien loan and a lowered interest rate and reduced payment amount on the consumer loan. There was no allowance for loan losses on these loans at September 30, 2015, and no change in the allowance for loan losses resulting from these TDRs.

The TDRs related to residential mortgage loans in the nine-month period ended September 30, 2014 included a reduction in payment amount on one contract, an interest only period allowed on one contract and a reduction in interest rate and payment on one contract. The TDRs related to the commercial loans in the nine-month period ended September 30, 2014 relate to six contracts associated with one relationship. The Corporation entered into a forbearance agreement with this commercial borrower which includes a reduction in monthly payment amounts over a fifteen-month period. At the end of the fifteen-month period, the monthly payment amounts would revert to the original amounts, unless the forbearance agreement is extended or the payment requirements are otherwise modified. In July 2015, the forbearance agreement was extended for twelve months. The Corporation recorded a charge-off of $1,486,000 in the second quarter 2014 as a result of these modifications, as the payment amounts based on the forbearance agreement are not sufficient to fully amortize the contractual amount of principal outstanding on the loans. The amount of charge-off was determined based on the excess of the contractual principal due over the present value of the payment amounts provided for in the forbearance agreement, assuming the revised payment amounts would continue until maturity, at the contractual interest rates. After the effect of the charge-off, the total recorded investment in loans to this borrower amounted to $5,273,000, with no related allowance for loan losses on these loans at September 30, 2014, while the allowance on the loans amounted to $1,552,000 at December 31, 2013. There were no changes in the allowance for loan losses related to TDRs that occurred in the third quarter 2014.

In the three-month period ended September 30, 2015, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months were as follows:

	Number
	of	Recorded
	Contracts	Investment
Three Months Ended September 30, 2015
(Balances in Thousands)
Residential mortgage:
Residential mortgage loans - first liens	1	$32

In the third quarter 2015, the event of default in the table listed above resulted from a borrower’s failure to make regular payments after reduced payment amount period of six months ended on a first lien residential mortgage. There was no allowance for loan losses recorded on this loan at September 30, 2015. In the third quarter 2014, there were no defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In the nine-month periods ended September 30, 2015 and 2014, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months were as follows:

	Number
	of	Recorded
	Contracts	Investment
Nine Months Ended September 30, 2015
(Balances in Thousands)
Residential mortgage,
Residential mortgage loans - first liens	2	$65
Commercial,
Commercial construction and land	1	25

	Number
	of	Recorded
	Contracts	Investment
Nine Months Ended September 30, 2014
(Balances in Thousands)
Residential mortgage:
Residential mortgage loans - first liens	2	$223
Residential mortgage loans - junior liens	1	62
Commercial:
Commercial loans secured by real estate	1	429
Loans secured by farmland	4	490
Agricultural	1	13

In the nine-month period ended September 30, 2015, the events of default in the table listed above resulted from the borrowers’ failure to make timely payments under the following circumstances: (1) for one customer relationship included in the Residential first lien mortgage class, payment was missed after reduced payment amount for a period of six months; (2) for a second customer relationship included in the Residential first lien mortgage class, payment was missed after reduction to interest only payment requirements for a period of a year; and (3) for the Commercial construction and land loan, monthly payments were missed after extending the term of maturity. There were no allowances for loan losses recorded on these loans at September 30, 2015.

In the nine-month period ended September 30, 2014, the events of default in the table listed above included a borrower’s failure to make reduced payments provided for at a reduced interest rate on a first lien residential mortgage. The other events of default listed above in the nine-month period ended September 30, 2014 resulted from the borrowers’ failure to make interest only monthly payments. There were no allowances for loan losses recorded on these loans at September 30, 2014.

At September 30, 2015, the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the unaudited consolidated balance sheet) was $654,000.

At September 30, 2015, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1,485,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

8. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings include the following:

(In Thousands)	Sept. 30,	Dec. 31
	2015	2014
FHLB-Pittsburgh borrowings	$4,500	$0
Customer repurchase agreements	5,744	5,537
Total short-term borrowings	$10,244	$5,537

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $444,285,000 at September 30, 2015 and $446,780,000 at December 31, 2014. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $2,337,000 at September 30, 2015 and $1,454,000 at December 31, 2014.

The short-term borrowing from the FHLB-Pittsburgh is an overnight borrowing and has an interest rate of 0.34%.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at September 30, 2015 and December 31, 2014. The carrying value of the underlying securities was $5,800,000 at September 30, 2015 and $5,590,000 at December 31, 2014.

LONG-TERM BORROWINGS

Long-term borrowings are as follows:
(In Thousands)	Sept. 30,	Dec. 31
	2015	2014
FHLB-Pittsburgh borrowings	$11,842	$12,060
Repurchase agreements	51,000	61,000
Total long-term borrowings	$62,842	$73,060

Long-term borrowings from FHLB - Pittsburgh are as follows:
(In Thousands)	Sept. 30,	Dec. 31
	2015	2014
Loan maturing in 2016 with a rate of 6.86%	$70	$107
Loan maturing in 2017 with a rate of 6.83%	12	16
Loan maturing in 2017 with a rate of 3.81%	10,000	10,000
Loan maturing in 2020 with a rate of 4.79%	863	987
Loan maturing in 2025 with a rate of 4.91%	897	950
Total long-term FHLB-Pittsburgh borrowings	$11,842	$12,060

Repurchase agreements included in long-term borrowings are as follows:

(In Thousands)	Sept. 30,	Dec. 31
	2015	2014
Agreement maturing in 2017 with a rate of 3.595%	$27,000	$27,000
Agreement maturing in 2017 with a rate of 4.265%	24,000	34,000
Total long-term repurchase agreements	$51,000	$61,000

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

The carrying value of the underlying securities was $62,453,000 at September 30, 2015 and $70,982,000 at December 31, 2014, detailed in the following table:

(In Thousands)	September 30,	December 31,
	2015	2014
Mortgage-backed securities	$19,181	$24,114
Collateralized mortgage obligations, Issued by U.S. Government agencies	43,272	46,868
Total	$62,453	$70,982

Two of the more significant risks associated with the repurchase agreements are as follows:

·	The borrowings are putable at quarterly intervals by the issuer. Accordingly, if interest rates were to rise to a sufficient level, the issuer would be expected to require the Corporation to pay off the borrowings. In this circumstance, the Corporation would be required to obtain new borrowings at a higher interest rate than the existing repurchase agreements or utilize cash from other sources to pay off the borrowings. If sales of available-for-sale securities were used to generate cash to pay off the borrowings, the value of such securities would be expected to have fallen, which could result in the Corporation recognizing a loss.

·	As principal pay-downs of mortgage backed securities and CMOs occur, the Corporation must have available, unencumbered assets or purchase a sufficient amount of assets with credit quality suitable to the broker-dealer to replace the amounts being paid off. Since pre-payments of mortgages typically increase as interest rates fall, the Corporation may be required to purchase additional assets at times when market rates are lower than the rates paid on the borrowings.

The Corporation manages these risks by maintaining sufficient available assets of acceptable credit quality, as well as maintaining other borrowing facilities, to meet ongoing collateral maintenance requirements or pay off the borrowings if required. In particular, the Corporation had unused borrowing capacity available from the FHLB-Pittsburgh of $305,431,000 at September 30, 2015.

9. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at September 30, 2015 and December 31, 2014, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The components of net periodic benefit costs from these defined benefit plans are as follows:

(In Thousands)	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2015	2014	2015	2014
Service cost	$0	$0	$29	$26
Interest cost	27	55	42	43
Expected return on plan assets	(34)	(66)	0	0
Amortization of prior service cost	0	0	(22)	(23)
Recognized net actuarial loss	11	11	0	0
Net periodic benefit cost	$4	$0	$49	$46

(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	Sept. 30,		Sept. 30,
	2015	2014	2015	2014
Service cost	$0	$0	$10	$9
Interest cost	9	18	14	14
Expected return on plan assets	(11)	(22)	0	0
Amortization of prior service cost	0	0	(7)	(7)
Recognized net actuarial loss	4	3	0	0
Net periodic benefit cost	$2	($1)	$17	$16

In the first nine months of 2015, the Corporation funded postretirement contributions totaling $47,000, with estimated annual postretirement contributions of $65,000 expected in 2015 for the full year. Based upon the related actuarial reports, no defined benefit pension contributions are required in 2015, though the Corporation may make discretionary contributions.

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

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Management has estimated restricted stock expense in the first nine months of 2015 based on an assumption that the ROAE target for 2015 will be met.

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

Total stock-based compensation expense is as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2015	2014	2015	2014
Stock options	$0	$0	$0	$154
Restricted stock	152	79	459	309
Total	$152	$79	$459	$463

11. INCOME TAXES

The net deferred tax asset at September 30, 2015 and December 31, 2014 represents the following temporary difference components:

	Sept. 30,	Dec. 31,
(In Thousands)	2015	2014
Deferred tax assets:
Net realized losses on securities	$136	$144
Allowance for loan losses	2,596	2,568
Credit for alternative minimum tax paid	0	537
Other deferred tax assets	2,380	2,595
Total deferred tax assets	5,112	5,844

Deferred tax liabilities:
Unrealized holding gains on securities	3,293	2,844
Defined benefit plans - ASC 835	5	43
Bank premises and equipment	921	1,134
Core deposit intangibles	12	18
Other deferred tax liabilities	119	137
Total deferred tax liabilities	4,350	4,176
Deferred tax asset, net	$762	$1,668

The provision for income tax for the three-month and nine-month periods ended September 30, 2015 and 2014 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rates for the Corporation are as follows:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 30,		Sept. 30,
	2015	2014	2015	2014
Income before income tax provision	$5,629	$5,678	$16,482	$16,928
Income tax provision	1,395	1,411	4,076	4,210
Effective tax rate	24.78%	24.85%	24.73%	24.87%

The effective tax rate for each period presented differs from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation has investments in three limited partnerships that manage affordable housing projects that have qualified for the federal low-income housing tax credit. The Corporation’s expected return from these investments is based on the receipt of tax credits and tax benefits from deductions of operating losses. The Corporation uses the effective yield method to account for these investments, with the benefits recognized as a reduction of the provision for income taxes. For two of the three limited partnership investments, the tax credits have been received in full in prior years, and the Corporation has fully realized the benefits of the credits and amortized its initial investments in the partnerships. The most recent affordable housing project was completed in 2013, and the Corporation received tax credits in 2013 and 2014 and expects to continue to receive tax credits annually through 2022. The carrying amount of the Corporation’s investment is $839,000 at September 30, 2015 and $906,000 at December 31, 2014 (included in Other Assets in the consolidated balance sheets). For the year ending December 31, 2015, the estimated amount of tax credits and other tax benefits to be received is $158,000 and the estimated amount to be recognized as a reduction of the provision for income taxes is $80,000. For the year ended December 31, 2014, tax credits and other tax benefits totaled $159,000 and the amount recognized as a reduction of the provision for income taxes for 2014 was $83,000. The reduction in the provision for income taxes resulting from this investment totaled $22,000 in the third quarter 2015 and $62,000 for the nine months ended September 30, 2015, and $21,000 in the third quarter 2014 and $62,000 for the nine months ended September 30, 2014.

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

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. This Update provides guidance on accounting for investments in flow-through limited liability entities that qualify for the federal low-income housing tax credit. Prior to ASU 2014-01, under U.S. GAAP, a reporting entity that invests in a qualified affordable housing project could elect to account for that investment using the effective yield method if certain conditions are met, or alternatively, the investment would be accounted for under either the equity method or the cost method. Generally, investors in qualified affordable housing project investments expect to receive all of their return through the receipt of tax credits and tax deductions from operating losses, and use of the effective yield method results in recognition of the return as a reduction of income tax expense over the period of the investment. The amendments in this Update modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for investments in qualified affordable housing projects. Additionally, the amendments introduce new recurring disclosure requirements about investments in qualified affordable housing projects. The amendments in this Update became effective for the Corporation for annual and interim periods beginning in the first quarter 2015, and are to be applied retrospectively. Information concerning the Corporation’s investments in qualified affordable housing projects is provided in Note 11 to these unaudited consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a principles-based framework for revenue recognition that supersedes virtually all previously issued revenue recognition guidance under U.S. GAAP. Additionally, the ASU requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The core principle of the five-step revenue recognition framework is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015 the FASB issued ASU 2015-14, which deferred the effective date of the revenue recognition standard by a year, making it applicable for the Corporation in the first quarter 2018 and for the annual period ending December 31, 2018. The amendments should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. The Corporation is in the process of evaluating the potential impact of adopting the amendments, including determining which transition method to apply.

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructuring by Creditors, which requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The amendments in this Update became effective for the Corporation for annual and interim periods beginning in the first quarter 2015, and the impact of the amendment was not significant to the Corporation

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EARNINGS OVERVIEW

Third quarter 2015 net income was $0.35 per basic and diluted share, as compared to $0.36 in the second quarter 2015 and $0.34 in the third quarter 2014. For the nine months ended September 30, 2015, net income per basic share was $1.02, and net income per diluted share was $1.01, as compared to $1.02 per basic and diluted share for the first nine months of 2014. The return on average assets for the first nine months of 2015 was 1.32%, and the return on average equity was 8.78%.

Some of the more significant fluctuations in revenues and expenses between the three-month and nine-month periods ended September 30, 2015 and the corresponding periods in 2014 were as follows:

·	Net interest income was $10,008,000 in the third quarter 2015, flat as compared to $10,010,000 in the second quarter 2015 and down $277,000 (2.7%) from the third quarter 2014 amount. For the first nine months of 2015, net interest income of $29,968,000 was down $708,000 (2.3%) from the first nine months of 2014. The net interest margin was 3.66% in the third quarter 2015 as compared to 3.69% in the second quarter 2015 and 3.75% in the third quarter 2014, and the net interest margin of 3.69% for the first nine months of 2015 was down from 3.82% in the first nine months of 2014. The decrease in margin in 2015 has resulted from reductions in yields on earning assets, mainly loans and available-for-sale securities, accompanied by a smaller decrease in average rates paid on deposits and borrowed funds.

·	The provision for loan losses was $302,000 in the third quarter 2015, up from $221,000 in the second quarter 2015 and $218,000 in the third quarter 2014. For the first nine months of 2015, the provision for loan losses totaled $526,000, up from $353,000 for the first nine months of 2014. The higher provision for loan losses in the third quarter and first nine months of 2015 reflects an increase in loans outstanding, which resulted in an increase in the collectively determined portion of the allowance for loan losses.

·	Noninterest revenue was $3,961,000 in the third quarter 2015, flat as compared to $3,962,000 in the second quarter 2015 and up 1.9% from the third quarter 2014 amount. Noninterest revenue totaled $11,410,000 for the first nine months of 2015, down $208,000 (1.8%) from the corresponding period in 2014. Fluctuations in noninterest revenue in the third quarter 2015 as compared to the second quarter included an increase in gains from sales of residential mortgage loans of $60,000, a comparative increase of $46,000 as the fair value of servicing rights increased $13,000 in the third quarter 2015 while the fair value had decreased $33,000 in the prior quarter, and a net reduction in revenue from Trust and brokerage services of $109,000, reflecting the effects of timing as well as a reduction in fair value of assets under management in the most recent quarter due mainly to overall declines in values of U.S. equities. The most significant changes in components of noninterest revenue for the first nine months of 2015 as compared to the corresponding period in 2014 included the following: (1) decrease of $183,000 (4.8%) in service charges on deposit accounts, primarily as a result of lower overdraft fees; (2) reduction of $172,000 as the fair value of servicing rights declined $137,000 in the first nine months of 2015 as compared to an increase in fair value of $35,000 in the first nine months of 2014; (3) net increase in revenues from Trust and brokerage services of $111,000 (2.8%); and (4) an increase in other operating income of $79,000, including an increase of $39,000 in dividends from Federal Home Loan Bank of Pittsburgh stock and an increase of $30,000 in revenue from merchant services.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	Realized gains from securities totaled $79,000 in the third quarter 2015. In comparison, second quarter 2015 results included gains from sales of securities totaling $932,000 and a loss from prepayment of borrowings totaling $910,000. In the third quarter 2014, realized gains from securities totaled $760,000. There were no losses from prepayment of borrowings in the third quarter 2015 or 2014. For the nine months ended September 30, 2015, realized gains from available-for-sale securities totaled $1,085,000 as compared to $894,000 in the first nine months of 2014, and the loss from prepayment of borrowings was $910,000 in the first nine months of 2015 with no such loss in 2014.

·	Noninterest expenses, excluding loss on prepayment of borrowings, totaled $8,117,000 in the third quarter 2015, up from $7,964,000 in the second quarter 2015 and lower than the total of $9,036,000 in the third quarter 2014. For the first nine months of 2015, noninterest expenses, excluding loss on prepayment of borrowings, totaled $24,545,000, down $1,362,000 (5.3%) from the first nine months of 2014. Salaries and wages expense increased $141,000, and pensions and other employee benefits expense increased $81,000, in the third quarter 2015 as compared to the second quarter 2015 amounts. The increase in the most recent quarter in salaries and wages reflected a few recent personnel additions, including lending and operations staff. The increase in the most recent quarter in employee benefits expense included an increase in health insurance expense resulting from higher claims on the Corporation’s partially self-insured plan. The reduction in noninterest expenses in the third quarter 2015 as compared to the third quarter 2014 included a decrease in salaries and wages of $604,000 resulting from severance expenses in 2014, and a reduction in other operating expense of $225,000, including a reduction in net collection expenses of $79,000 and the effects of a $69,000 sales tax refund that reduced expenses in 2015. The reduction in noninterest expenses for the first nine months of 2015 as compared to the corresponding period in 2014 included the following: (1) a reduction in salaries and wages expenses of $725,000, mainly due to severance expenses in 2014; (2) a reduction in employee benefit-related expenses of $227,000 due to lower employee health insurance expense as a result of lower claims; (3) a reduction in Pennsylvania shares tax expense of $137,000, mainly as a result of an increase in tax credits associated with charitable contributions; and (4) a reduction in other expenses of $310,000, including reductions in expenses from loan collection of $157,000, other real estate properties of $86,000 and attorneys’ fees of $86,000.

More detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of Management’s Discussion and Analysis.

TABLE I - QUARTERLY FINANCIAL DATA

(In Thousands) (Unaudited)	For the Three Months Ended:
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2015	2015	2015	2014	2014	2014	2014
Interest income	$11,134	$11,186	$11,163	$11,468	$11,572	$11,563	$11,406
Interest expense	1,126	1,176	1,213	1,257	1,287	1,290	1,288
Net interest income	10,008	10,010	9,950	10,211	10,285	10,273	10,118
Provision (credit) for loan losses	302	221	3	123	218	446	(311)
Net interest income after provision (credit) for loan losses	9,706	9,789	9,947	10,088	10,067	9,827	10,429
Other income	3,961	3,962	3,487	3,802	3,887	3,980	3,751
Net gains on available-for-sale securities	79	932	74	210	760	103	31
Loss on prepayment of borrowings	0	910	0	0	0	0	0
Other expenses	8,117	7,964	8,464	8,250	9,036	8,347	8,524
Income before income tax provision	5,629	5,809	5,044	5,850	5,678	5,563	5,687
Income tax provision	1,395	1,452	1,229	1,482	1,411	1,400	1,399
Net income	$4,234	$4,357	$3,815	$4,368	$4,267	$4,163	$4,288
Net income per share – basic	$0.35	$0.36	$0.31	$0.35	$0.34	$0.33	$0.35
Net income per share – diluted	$0.35	$0.36	$0.31	$0.35	$0.34	$0.33	$0.34

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and nine-month periods ended September 30, 2015 and September 30, 2014. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

Nine-Month Periods Ended September 30, 2015 and 2014

For the nine-month periods, fully taxable equivalent net interest income was $32,172,000 in 2015, $774,000 (2.3%) lower than in 2014. As shown in Table IV, interest rate changes had the effect of decreasing net interest income $1,537,000 and changes in volume had the effect of increasing net interest income $763,000 in 2015 compared to 2014. The most significant components of the rate-related change in net interest income in 2015 were a decrease in interest income of $1,302,000 attributable to lower rates earned on loans receivable and a decrease in interest income of $363,000 attributable to lower rates earned on available-for-sale securities, partially offset by a decrease in interest expense of $118,000 due mainly to lower rates paid on interest-bearing deposits. The most significant components of the volume-related change in net interest income in 2015 were an increase in interest income of $727,000 attributable to an increase in the balance of loans receivable, a decrease in interest expense of $144,000 attributable to a reduction in the balance of borrowed funds and a decrease in interest expense of $88,000 attributable to a reduction in the balance of interest-bearing deposits (primarily certificates of deposit), partially offset by a decrease in interest income of $161,000 on available-for-sale securities. As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.54% in 2015, as compared to 3.66% in 2014.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $35,687,000 in 2015, a decrease of 3.1% from 2014. Interest and fees on loans receivable decreased $575,000, or 2.2%. The Corporation’s annualized average rate of return on loans receivable declined to 5.20% in 2015 from 5.48% in 2014 as rates on new loans have decreased. The average balance of gross loans receivable increased $18,828,000, or 3.0%, to $646,638,000 in 2015 from $627,810,000 in 2014. The largest increase was in tax-exempt municipal loans, for which the average balance was up $13,265,000 in the first nine months of 2015 as compared to the first nine months of 2014. The average balance of taxable commercial loans was higher in 2015 as compared to 2014, including an increase in the average balances of participation loans of $7,877,000. Participation loans represent portions of larger transactions for which other institutions are the “lead banks”.

As indicated in Table III, average available-for-sale securities (at amortized cost) totaled $494,921,000 in 2015, an increase of $3,560,000 (0.7%) from 2014. The net increase in the Corporation’s available-for-sale securities portfolio was primarily made up of collateralized mortgage obligations issued or guaranteed by U.S. Government agencies. The Corporation’s yield on securities was lower in 2015 than in 2014, primarily because of lower market interest rates. The average rate of return on available-for-sale securities was 2.82% in 2015 and 2.98% in 2014.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $350,000, or 9.1%, to $3,515,000 in 2015 from $3,865,000 in 2014. Table III shows that the overall cost of funds on interest-bearing liabilities fell to 0.56% in 2015 from 0.61% in 2014.

Total average deposits (interest-bearing and noninterest-bearing) increased 1.2%, to $974,873,000 in 2015 from $963,212,000 in 2014. Increases in the average balances of demand deposits, interest checking and savings accounts were partially offset by decreases in average balances of certificates of deposit, Individual Retirement Accounts, and money market accounts. Consistent with continuing low short-term market interest rates, the average rates incurred on certificates of deposit have decreased in 2015 as compared to 2014.

Total average borrowed funds decreased $2,178,000 to $77,749,000 in 2015 from $79,927,000 in 2014. The average rate on borrowed funds dropped to 3.55% in 2015 from 3.71% in 2014, reflecting a $4,899,000 reduction in the average balance of higher-rate, long-term borrowings resulting from the pre-payment of a portion of a long-term repurchase agreement borrowing with a book value of $10 million and an interest rate of 4.265% in the second quarter 2015. (The pre-payment of long-term borrowings is described in the Earnings Overview section.)

Three-Month Periods Ended September 30, 2015 and 2014

For the three-month periods, fully taxable equivalent net interest income was $10,755,000 in 2015, which was $276,000 (2.5%) lower than in 2014. As shown in Table IV, interest rate changes had the effect of decreasing net interest income $734,000 and net changes in volume had the effect of increasing net interest income $458,000 in 2015 compared to 2014. As presented in Table III, the “Interest Rate Spread” was 3.51% in 2015, as compared to 3.59% in 2014.

Interest income totaled $11,881,000 in 2015, a decrease of $437,000 (3.5%) from 2014. Interest and fees from loans receivable remained flat in 2015 as compared to 2014 at $8,568,000, while income from available-for-sale securities decreased $422,000 (11.4%). As indicated in Table III, for the three-month periods, the average balance of gross loans receivable increased 7.6% to $673,735,000 in 2015 from $626,336,000 in 2014. The average rate of return on loans was 5.05% in 2015, down from 5.43% in 2014. Total average available-for-sale securities (at amortized cost) in 2015 decreased to $473,216,000 from $505,782,000 in 2014. The average rate of return on available-for-sale securities was 2.75% for 2015, down from 2.91% in 2014.

For the three-month periods, interest expense fell $161,000, or 12.5%, to $1,126,000 in 2015 from $1,287,000 in 2014. Total average deposits (interest-bearing and noninterest-bearing) amounted to $977,317,000 in the third quarter 2015, a decrease of $2,213,000 (0.2%) from the second quarter 2014 total. Total average borrowed funds decreased to $75,848,000 in the third quarter 2015 from $78,487,000 in the third quarter 2014, while the average rate on borrowed funds fell to 3.34% in the third quarter 2015 from 3.76% in the third quarter 2014. The net change in average borrowed funds included a decrease of $10,286,000 in long-term borrowings, partially offset by an increase of $7,647,000 in short-term borrowings. The increase in average short-term borrowings reflected an increase in average overnight borrowings, while the decrease in average long-term borrowings included the effect of pre-payment of a portion of a long-term repurchase agreement borrowing with a book value of $10 million and an interest rate of 4.265% in the second quarter 2015. (The pre-payment of long-term borrowings is described in the Earnings Overview section.) In total, the average interest rate on interest-bearing liabilities was 0.53% in the third quarter 2015 as compared to 0.60% in the third quarter 2014.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(In Thousands)	2015	2014	(Decrease)	2015	2014	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$1,837	$2,076	($239)	$5,899	$5,994	($95)
Tax-exempt	1,449	1,632	(183)	4,546	4,975	(429)
Total available-for-sale securities	3,286	3,708	(422)	10,445	10,969	(524)
Interest-bearing due from banks	22	33	(11)	73	95	(22)
Loans held for sale	5	5	0	10	13	(3)
Loans receivable:
Taxable	7,851	8,040	(189)	23,313	24,123	(810)
Tax-exempt	717	532	185	1,846	1,611	235
Total loans receivable	8,568	8,572	(4)	25,159	25,734	(575)
Total Interest Income	11,881	12,318	(437)	35,687	36,811	(1,124)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	53	55	(2)	162	161	1
Money market	77	73	4	222	214	8
Savings	32	31	1	96	90	6
Certificates of deposit	211	264	(53)	631	833	(202)
Individual Retirement Accounts	113	120	(7)	340	352	(12)
Other time deposits	1	0	1	1	0	1
Total interest-bearing deposits	487	543	(56)	1,452	1,650	(198)
Borrowed funds:
Short-term	9	1	8	15	7	8
Long-term	630	743	(113)	2,048	2,208	(160)
Total borrowed funds	639	744	(105)	2,063	2,215	(152)
Total Interest Expense	1,126	1,287	(161)	3,515	3,865	(350)

Net Interest Income	$10,755	$11,031	($276)	$32,172	$32,946	($774)

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	3 Months		3 Months		9 Months		9 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	9/30/2015	Return/	9/30/2014	Return/	9/30/2015	Return/	9/30/2014	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$361,481	2.02%	$381,833	2.16%	$379,666	2.08%	$366,853	2.18%
Tax-exempt	111,735	5.14%	123,949	5.22%	115,255	5.27%	124,508	5.34%
Total available-for-sale securities	473,216	2.75%	505,782	2.91%	494,921	2.82%	491,361	2.98%
Interest-bearing due from banks	19,774	0.44%	35,133	0.37%	22,886	0.43%	32,798	0.39%
Loans held for sale	245	8.10%	263	7.54%	160	8.36%	222	7.83%
Loans receivable:
Taxable	610,516	5.10%	587,799	5.43%	595,170	5.24%	589,607	5.47%
Tax-exempt	63,219	4.50%	38,537	5.48%	51,468	4.80%	38,203	5.64%
Total loans receivable	673,735	5.05%	626,336	5.43%	646,638	5.20%	627,810	5.48%
Total Earning Assets	1,166,970	4.04%	1,167,514	4.19%	1,164,605	4.10%	1,152,191	4.27%
Cash	16,961		17,361		16,723		17,052
Unrealized gain/loss on securities	7,015		7,810		9,287		5,719
Allowance for loan losses	(7,376)		(7,332)		(7,331)		(8,166)
Bank premises and equipment	15,808		16,581		16,050		16,915
Intangible Asset - Core Deposit Intangible	38		64		44		74
Intangible Asset - Goodwill	11,942		11,942		11,942		11,942
Other assets	38,294		40,201		37,836		41,156
Total Assets	$1,249,652		$1,254,141		$1,249,156		$1,236,883

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$197,189	0.11%	$186,034	0.12%	$196,109	0.11%	$181,580	0.12%
Money market	202,106	0.15%	202,536	0.14%	197,852	0.15%	198,987	0.14%
Savings	128,939	0.10%	123,447	0.10%	128,561	0.10%	121,257	0.10%
Certificates of deposit	125,886	0.66%	137,136	0.76%	123,523	0.68%	136,748	0.81%
Individual Retirement Accounts	109,661	0.41%	120,079	0.40%	111,729	0.41%	121,143	0.39%
Other time deposits	1,514	0.26%	1,525	0.00%	1,150	0.12%	1,161	0.00%
Total interest-bearing deposits	765,295	0.25%	770,757	0.28%	758,924	0.26%	760,876	0.29%
Borrowed funds:
Short-term	12,972	0.28%	5,325	0.07%	9,417	0.21%	6,696	0.14%
Long-term	62,876	3.98%	73,162	4.03%	68,332	4.01%	73,231	4.03%
Total borrowed funds	75,848	3.34%	78,487	3.76%	77,749	3.55%	79,927	3.71%
Total Interest-bearing Liabilities	841,143	0.53%	849,244	0.60%	836,673	0.56%	840,803	0.61%
Demand deposits	212,022		208,773		215,949		202,336
Other liabilities	8,803		10,975		8,229		9,045
Total Liabilities	1,061,968		1,068,992		1,060,851		1,052,184
Stockholders' equity, excluding other comprehensive income/loss	183,116		180,042		182,252		180,912
Other comprehensive income/loss	4,568		5,107		6,053		3,787
Total Stockholders' Equity	187,684		185,149		188,305		184,699
Total Liabilities and Stockholders' Equity	$1,249,652		$1,254,141		$1,249,156		$1,236,883
Interest Rate Spread		3.51%		3.59%		3.54%		3.66%
Net Interest Income/Earning Assets		3.66%		3.75%		3.69%		3.82%

Total Deposits (Interest-bearing and Demand)	$977,317		$979,530		$974,873		$963,212

(1) Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(3) Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 9/30/15 vs. 9/30/14			9 Months Ended 9/30/15 vs. 9/30/14
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	($110)	($129)	($239)	$205	($300)	($95)
Tax-exempt	(161)	(22)	(183)	(366)	(63)	(429)
Total available-for-sale securities	(271)	(151)	(422)	(161)	(363)	(524)
Interest-bearing due from banks	(16)	5	(11)	(31)	9	(22)
Loans held for sale	0	0	0	(4)	1	(3)
Loans receivable:
Taxable	312	(501)	(189)	226	(1,036)	(810)
Tax-exempt	305	(120)	185	501	(266)	235
Total loans receivable	617	(621)	(4)	727	(1,302)	(575)
Total Interest Income	330	(767)	(437)	531	(1,655)	(1,124)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	3	(5)	(2)	12	(11)	1
Money market	0	4	4	(1)	9	8
Savings	1	0	1	5	1	6
Certificates of deposit	(21)	(32)	(53)	(76)	(126)	(202)
Individual Retirement Accounts	(10)	3	(7)	(28)	16	(12)
Other time deposits	0	1	1	0	1	1
Total interest-bearing deposits	(27)	(29)	(56)	(88)	(110)	(198)
Borrowed funds:
Short-term	3	5	8	3	5	8
Long-term	(104)	(9)	(113)	(147)	(13)	(160)
Total borrowed funds	(101)	(4)	(105)	(144)	(8)	(152)
Total Interest Expense	(128)	(33)	(161)	(232)	(118)	(350)

Net Interest Income	$458	($734)	($276)	$763	($1,537)	($774)

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - COMPARISON OF NONINTEREST INCOME

(In Thousands)

	9 Months Ended
	September 30,		$	%
	2015	2014	Change	Change
Service charges on deposit accounts	$3,629	$3,812	($183)	(4.8)
Service charges and fees	373	405	(32)	(7.9)
Trust and financial management revenue	3,478	3,325	153	4.6
Brokerage revenue	640	682	(42)	(6.2)
Insurance commissions, fees and premiums	87	103	(16)	(15.5)
Interchange revenue from debit card transactions	1,456	1,474	(18)	(1.2)
Net gains from sales of loans	573	557	16	2.9
(Decrease) increase in fair value of servicing rights	(137)	35	(172)	(491.4)
Increase in cash surrender value of life insurance	294	278	16	5.8
Net (loss) gain from premises and equipment	(1)	8	(9)	(112.5)
Other operating income	1,018	939	79	8.4
Total other operating income before realized gains on available-for-sale securities, net	$11,410	$11,618	($208)	(1.8)

Table V excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table V decreased $208,000 or 1.8%, in the nine months of 2015 as compared to the same period in 2014. The most significant variances include the following:

·	Service charges on deposit accounts decreased $183,000 or 4.8%, primarily due to lower overdraft fees.

·	Fair value of mortgage servicing rights declined $137,000 in the nine months ended September 30, 2015 compared to a $35,000 increase in fair value during the same period in 2014. The decrease in fair value in 2015 resulted mainly from faster prepayment assumptions driven by market assumptions of lower interest rates.

·	Brokerage revenue decreased $42,000, or 6.2%, as a result of lower annuity sales

·	Trust and financial management revenue increased $153,000, or 4.6%, including an increase in revenue from retirement services of $74,000 and growth in the average value of assets under management resulting from market appreciation as well as new business.

·	Other noninterest revenue increases included a $39,000 increase in dividends on Federal Home Loan Bank of Pittsburgh stock as well as a $30,000 increase in revenue from merchant services.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI - COMPARISON OF NONINTEREST INCOME

(In Thousands)

	3 Months Ended
	September 30,		$	%
	2015	2014	Change	Change
Service charges on deposit accounts	$1,302	$1,275	$27	2.1
Service charges and fees	137	144	(7)	(4.9)
Trust and financial management revenue	1,123	1,140	(17)	(1.5)
Brokerage revenue	215	213	2	0.9
Insurance commissions, fees and premiums	24	44	(20)	(45.5)
Interchange revenue from debit card transactions	482	504	(22)	(4.4)
Net gains from sales of loans	243	141	102	72.3
Increase (decrease) in fair value of servicing rights	13	(17)	30	(176.5)
Increase in cash surrender value of life insurance	95	99	(4)	(4.0)
Net loss from premises and equipment	(1)	9	(10)	(111.1)
Other operating income	328	335	(7)	(2.1)
Total other operating income before realized gains on available-for-sale securities, net	$3,961	$3,887	$74	1.9

Table VI excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table VI increased $74,000 or 1.9%, in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The most significant variances include the following:

·	Net gains from sales of loans increased $102,000, or 72.3%, reflecting an increase of $3,017,000 in volume of loans sold, based on origination cost, in the third quarter 2015 as compared to the third quarter 2014.

·	Fair value of mortgage servicing rights increased $13,000 in the three months ended September 30, 2015 compared to a $17,000 decrease in fair value during the same period in 2014. The increase in fair value in 2015 resulted mainly from slightly slower prepayment assumptions driven by market assumptions of higher interest rates.

TABLE VII- COMPARISON OF NONINTEREST EXPENSE

(In Thousands)

	9 Months Ended
	September 30,		$	%
	2015	2014	Change	Change
Salaries and wages	$10,834	$11,559	($725)	(6.3)
Pensions and other employee benefits	3,336	3,563	(227)	(6.4)
Occupancy expense, net	1,985	2,002	(17)	(0.8)
Furniture and equipment expense	1,398	1,399	(1)	(0.1)
FDIC Assessments	454	444	10	2.3
Pennsylvania shares tax	877	1,014	(137)	(13.5)
Professional fees	363	427	(64)	(15.0)
Automated teller machine and interchange expense	735	668	67	10.0
Software subscriptions	617	575	42	7.3
Loss on prepayment of debt	910	0	910	100.0
Other operating expense	3,946	4,256	(310)	(7.3)
Total Other Expense	$25,455	$25,907	($452)	(1.7)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

As shown in Table VII, total noninterest expense decreased $452,000 or 1.7% in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The 2015 expenses included the loss on prepayment of debt of $910,000 in 2015 compared to no loss in 2014. Excluding the loss on prepayment of debt in 2015, total noninterest expense decreased $1,362,000, or 5.3%. Other significant variances include the following:

·	Salaries and wages decreased $725,000, or 6.3%, primarily due to severance pay in 2014.

·	Pensions and other employee benefits decreased $227,000, or 6.4%. Health care expense decreased $328,000, as the amount of claims incurred during the nine months ended September 30, 2015 was lower than in the same period in 2014. The Corporation is self-insured for health insurance, up to a cap for catastrophic levels of losses, which are insured by a third party. This decrease was partially offset by an increase in retirement expenses.

·	Other operating expense decreased $310,000, including a reduction in net collection expenses of $157,000, an $86,000 decrease in attorney fees as a result of nonrecurring legal matters in 2014 and an $86,000 reduction in net expenses and gains or losses from foreclosed assets (real estate).

·	Pennsylvania shares tax expense decreased $137,000, mainly as a result of an increase in tax credits associated with charitable contributions.

·	Professional fees decreased $64,000, or 15.0%, in the nine months ended September 30, 2015 as compared to the same period in 2014. This decrease was primarily in recruiting expenses.

·	Automated teller machine and interchange expenses increased $67,000, or 10.0%, reflecting rate increases for ATM and interchange processing services.

TABLE VIII- COMPARISON OF NONINTEREST EXPENSE

(In Thousands)

	3 Months Ended
	September 30,		$	%
	2015	2014	Change	Change
Salaries and wages	$3,744	$4,348	($604)	(13.9)
Pensions and other employee benefits	1,016	1,091	(75)	(6.9)
Occupancy expense, net	623	646	(23)	(3.6)
Furniture and equipment expense	477	461	16	3.5
FDIC Assessments	155	151	4	2.6
Pennsylvania shares tax	311	336	(25)	(7.4)
Professional fees	128	135	(7)	(5.2)
Automated teller machine and interchange expense	234	239	(5)	(2.1)
Software subscriptions	209	184	25	13.6
Other operating expense	1,220	1,445	(225)	(15.6)
Total Other Expense	$8,117	$9,036	($919)	(10.2)

As shown in Table VIII, total noninterest expense decreased $919,000 or 10.2% in the three months ended September 30, 2015 as compared to the same period of 2014. .Significant variances include the following:\

·	Salaries and wages decreased $604,000, or 6.3%, primarily due to severance pay in 2014.

·	Pensions and other employee benefits decreased $75,000, or 6.9%. Health care expense decreased $143,000, as the amount of claims incurred during the three months ended September 30, 2015 was lower than in the same period in 2014. The Corporation is self-insured for health insurance, up to a cap for catastrophic levels of losses, which are insured by a third party. This was partially offset by increased retirement expenses.

·	Other operating expense decreased $225,000, Within this category, net collection expense decreased $79,000, attorney fees decreased $69,000 as a result of nonrecurring legal matters in 2014 and a sales tax refund in the amount of $69,000 was received in 2015 and credited against other expenses.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

FINANCIAL CONDITION

Gross loans outstanding (excluding mortgage loans held for sale) were $679,865,000 at September 30, 2015, up 7.8% from $630,545,000 at December 31, 2014. The outstanding balance of tax-exempt municipal loans totaled $40,186,000 at September 30, 2015, an increase of $22,652,000 from December 31, 2014, and total participation loans outstanding amounted to $20,796,000 at September 30, 2015, an increase of $15,850,000 from December 31, 2014. The increase in municipal loans in 2015 includes loans to two school districts in the Corporation’s market area with outstanding balances totaling $15,947,000 at September 30, 2015. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial” and “Commercial loans secured by real estate” classes in the loan tables presented in this Form 10-Q. At September 30, 2015, the balance of participation loans outstanding includes $9,503,000 to a business based in the Corporation’s market area and $7,043,000 from participations in loans originated through the Corporation’s membership in a network that originates loans throughout the U.S. The Corporation’s participation loans originated through the network consist of loans to businesses that are larger than the Corporation’s typical commercial customer base. The loans originated through the network are considered “leveraged loans,” meaning the businesses typically have minimal tangible book equity and the extent of collateral available is limited, though the businesses have demonstrated strong cash flow performance in their recent histories.

The balance of available-for-sale securities fell $55,094,000 to $461,713,000 at September 30, 2015 from $516,807,000 at December 31, 2014. As discussed in the Earnings Overview section, the reduction included sales of securities for which the proceeds were used to pre-pay long-term debt with a book value of $10 million prior to the pay-down. The reduction also included use of proceeds from calls and maturities of securities to fund the increase in loans receivable in the second and third quarters. The average balance of available-for-sale securities, at amortized cost, was $494,921,000 for the first nine months of 2015, or $3.6 million (0.7%) higher than the average balance for the first nine months of 2014, as the reduction in available-for-sale securities outstanding occurred in the second and third quarters.

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

For loan sales originated under the MPF Xtra and Original programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received, or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At September 30, 2015, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,985,000, and the corresponding total outstanding balance repurchased at December 31, 2014 was $1,802,000.

At September 30, 2015, outstanding balances of loans sold and serviced through the two programs totaled $152,275,000, including loans sold through the MPF Xtra program of $130,274,000 and loans sold through the Original program of $22,001,000. At December 31, 2014, outstanding balances of loans sold and serviced through the two programs totaled $152,505,000, including loans sold through the MPF Xtra program of $144,743,000 and loans sold through the Original program of $7,762,000. Based on the fairly limited volume of required repurchases to date, and of sales through the Original program with credit enhancement, no allowance had been established for representation and warranty exposures, or for credit losses on loan sales through the Original program as of September 30, 2015 and December 31, 2014.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction of the investment in loans. Note 7 to the unaudited consolidated financial statements provides an overview of the process management uses for evaluating and determining the allowance for loan losses.

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

The allowance for loan losses was $7,416,000 at September 30, 2015, up slightly from $7,336,000 at December 31, 2014. As shown in Table X, the specific allowance on impaired loans totaled $462,000 at September 30, 2015, which was $307,000 lower than the total specific allowance at December 31, 2014. Table X also shows the collectively determined component of the allowance for residential loans was $217,000 higher at September 30, 2015 than at December 31, 2014, reflecting a slightly higher allocation because average net charge-offs were higher for the previous three-year period and there was an increase in loans outstanding at September 30, 2015 as compared to December 31, 2014.

The provision (credit) for loan losses by segment in the three-month and nine-month periods ended September 30, 2015 and 2014 is as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2015	2014	2015	2014
Residential mortgage	($17)	$62	$52	$111
Commercial	282	161	443	295
Consumer	6	(5)	(1)	(50)
Unallocated	31	0	32	(3)

Total	$302	$218	$526	$353

In the third quarter 2015, the total provision for loan losses was $302,000 compared to the third quarter 2014 total of $218,000. The provision for loan losses on commercial loans in the third quarter 2015 included a $131,000 increased allowance on one impaired loan.

The provision for loan losses in the first nine months of 2015 of $526,000 exceeded the total for the first nine months of 2014 by $173,000. The overall increase in the provision included an increase in the collectively determined portion of the allowance of $355,000 at September 30, 2015 from the December 31, 2014 total, as compared to a $156,000 increase in the collectively determined portion of the allowance in the first nine months of 2014. The increase in the collectively determined portion of the allowance in the first nine months of 2015 included the effect of an increase in commercial and residential mortgage loans outstanding. In the nine months ended September 30, 2015, the provision related to commercial loans included the effects of establishing an allowance of $233,000 on one multi-family residential loan with an outstanding balance of $987,000 at September 30, 2015. The lower provision for the residential mortgage segment in the first nine months of 2015 as compared to the corresponding period in 2014 reflected 2015 charge-offs that were $203,000 lower than the corresponding allowances established on those loans at December 31, 2014. The $50,000 credit for loan losses for the consumer segment in the first nine months of 2014 included a reduction in net charge-offs experience that resulted in a reduction in the collectively determined portion of the allowance.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Table XI shows total impaired loans of $9,775,000 at September 30, 2015, down $2,541,000 from the corresponding amount at December 31, 2014 of $12,316,000. Table XI shows that total impaired loans at December 31, 2013 was significantly higher than the corresponding amounts from 2010-2012, and that the amount of impaired loans (as well as nonperforming loans as reflected in the table) decreased in 2014 and the first nine months of 2015. The increase in impaired and nonaccrual loans outstanding in 2013, and the subsequent decrease in 2014 and 2015, included the effects of changes in the outstanding balance of large loans to two commercial entities. For one of the credits for which there was a loan balance of $1,815,000 and an allowance of $211,000 at December 31, 2014 and $72,000 at December 31, 2013, the Corporation acquired the commercial property that had collateralized the loan through foreclosure and sold the property, resulting in no remaining loan balance and a charge-off of $115,000 in 2015. For the other large commercial relationship, as described in the following paragraph, during the second quarter 2014, the Corporation recorded a charge-off of $1,486,000 related to a restructuring, which has reduced the outstanding balance of loans to this commercial entity to $5,054,000 at September 30, 2015.

As shown in Table XI, loans classified as TDRs totaled $6,225,000 at September 30, 2015 down from $7,195,000 at December 31, 2014. The reduction in outstanding TDRs in 2015 includes the effect of pay-offs received on loans secured by farmland. The balance of TDRs at December 31, 2014 had increased from $4,175,000 at December 31, 2013, mainly due to a restructuring agreement with one commercial borrower. The Corporation entered into a forbearance agreement with this commercial borrower which includes a reduction in monthly payment amounts over a fifteen-month period. At the end of the fifteen-month period, the monthly payment amounts would revert to the original amounts, unless the forbearance agreement is extended or the payment requirements are otherwise modified. In July 2015, the forbearance agreement was extended for twelve months. The Corporation recorded a charge-off of $1,486,000 in the second quarter 2014 as a result of these modifications, as the payment amounts based on the forbearance agreement are not sufficient to fully amortize the contractual amount of principal outstanding on the loans. The amount of the charge-off was determined based on the excess of the contractual principal due over the present value of the payment amounts provided for in the forbearance agreement, assuming the revised payment amounts would continue until maturity, at the contractual interest rates.

Table XI reflects a lower amount of total loans past due 30-89 days and still accruing interest at September 30, 2015 of $4,780,000 as compared to the December 31, 2014 total of $7,121,000, mainly due to a lower amount of past due residential mortgage loans. Each period presented in Table XI includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of September 30, 2015. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to loans and the allowance for loan losses.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	9 Months Ended
	Sept. 30,	Sept. 30,	Years Ended December 31,
	2015	2014	2014	2013	2012	2011	2010
Balance, beginning of year	$7,336	$8,663	$8,663	$6,857	$7,705	$9,107	$8,265
Charge-offs:
Residential mortgage	(191)	(96)	(327)	(95)	(552)	(100)	(340)
Commercial	(240)	(1,715)	(1,715)	(459)	(498)	(1,189)	(91)
Consumer	(65)	(70)	(97)	(117)	(171)	(157)	(188)
Total charge-offs	(496)	(1,881)	(2,139)	(671)	(1,221)	(1,446)	(619)
Recoveries:
Residential mortgage	1	13	25	24	18	3	55
Commercial	5	264	264	348	8	255	113
Consumer	44	37	47	58	59	71	102
Total recoveries	50	314	336	430	85	329	270
Net charge-offs	(446)	(1,567)	(1,803)	(241)	(1,136)	(1,117)	(349)
Provision (credit) for loan losses	526	353	476	2,047	288	(285)	1,191
Balance, end of period	$7,416	$7,449	$7,336	$8,663	$6,857	$7,705	$9,107

Net charge-offs as a % of average loans	0.07%	0.25%	0.29%	0.04%	0.16%	0.16%	0.05%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	Sept. 30,	As of December 31,
	2015	2014	2013	2012	2011	2010
ASC 310 - Impaired loans	$462	$769	$2,333	$623	$1,126	$2,288
ASC 450 - Collective segments:
Commercial	2,893	2,732	2,583	2,594	2,811	3,047
Residential mortgage	3,511	3,295	3,156	3,011	3,130	3,227
Consumer	123	145	193	188	204	232
Unallocated	427	395	398	441	434	313
Total Allowance	$7,416	$7,336	$8,663	$6,857	$7,705	$9,107

The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(In Thousands)	As of
	Sept. 30,		As of December 31,
	2015	2014	2013	2012	2011	2010
Impaired loans with a valuation allowance	$1,963	$3,241	$9,889	$2,710	$3,433	$5,457
Impaired loans without a valuation allowance	7,812	9,075	6,432	4,719	4,431	3,191
Total impaired loans	$9,775	$12,316	$16,321	$7,429	$7,864	$8,648

Total loans past due 30-89 days and still accruing	$4,780	$7,121	$8,305	$7,756	$7,898	$7,125

Nonperforming assets:
Total nonaccrual loans	$11,632	$12,610	$14,934	$7,353	$7,197	$10,809
Total loans past due 90 days or more and still accruing	2,833	2,843	3,131	2,311	1,267	727
Total nonperforming loans	14,465	15,453	18,065	9,664	8,464	11,536
Foreclosed assets held for sale (real estate)	1,363	1,189	892	879	1,235	537
Total nonperforming assets	$15,828	$16,642	$18,957	$10,543	$9,699	$12,073

Loans subject to troubled debt restructurings (TDRs):
Performing	$1,043	$1,807	$3,267	$906	$1,064	$645
Nonperforming	5,182	5,388	908	1,155	2,413	0
Total TDRs	$6,225	$7,195	$4,175	$2,061	$3,477	$645

Total nonperforming loans as a % of loans	2.13%	2.45%	2.80%	1.41%	1.19%	1.58%
Total nonperforming assets as a % of assets	1.28%	1.34%	1.53%	0.82%	0.73%	0.92%
Allowance for loan losses as a % of total loans	1.09%	1.16%	1.34%	1.00%	1.09%	1.25%
Allowance for loan losses as a % of nonperforming loans	51.27%	47.47%	47.95%	70.95%	91.03%	78.94%

TABLE XII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	Sept. 30,	As of December 31,
	2015	2014	2013	2012	2011	2010
Residential mortgage:
Residential mortgage loans - first liens	$298,096	$291,882	$299,831	$311,627	$331,015	$333,012
Residential mortgage loans - junior liens	20,601	21,166	23,040	26,748	28,851	31,590
Home equity lines of credit	38,585	36,629	34,530	33,017	30,037	26,853
1-4 Family residential construction	23,633	16,739	13,909	12,842	9,959	14,379
Total residential mortgage	380,915	366,416	371,310	384,234	399,862	405,834
Commercial:
Commercial loans secured by real estate	135,760	145,878	147,215	158,413	156,388	167,094
Commercial and industrial	72,011	50,157	42,387	48,442	57,191	59,005
Political subdivisions	40,186	17,534	16,291	31,789	37,620	36,480
Commercial construction and land	6,852	6,938	17,003	28,200	23,518	24,004
Loans secured by farmland	7,521	7,916	10,468	11,403	10,949	11,353
Multi-family (5 or more) residential	9,181	8,917	10,985	6,745	6,583	7,781
Agricultural loans	4,588	3,221	3,251	3,053	2,987	3,472
Other commercial loans	12,691	13,334	14,631	362	552	392
Total commercial	288,790	253,895	262,231	288,407	295,788	309,581
Consumer	10,160	10,234	10,762	11,269	12,665	14,996
Total	679,865	630,545	644,303	683,910	708,315	730,411
Less: allowance for loan losses	(7,416)	(7,336)	(8,663)	(6,857)	(7,705)	(9,107)
Loans, net	$672,449	$623,209	$635,640	$677,053	$700,610	$721,304

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At September 30, 2015, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $13,012,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $21,065,000 at September 30, 2015.

The Corporation’s outstanding, available, and total credit facilities at September 30, 2015 and December 31, 2014 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2015	2014	2015	2014	2015	2014
Federal Home Loan Bank of Pittsburgh	$16,342	$12,060	$305,431	$311,007	$321,773	$323,067
Federal Reserve Bank Discount Window	0	0	19,560	25,367	19,560	25,367
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$16,342	$12,060	$369,991	$381,374	$386,333	$393,434

At September 30, 2015, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total amount of $11,842,000 and an overnight borrowing of $4,500,000. At December 31, 2014, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total amount of $12,060,000. Additional information regarding borrowed funds is included in Note 8 of the unaudited consolidated financial statements.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets and “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At September 30, 2015, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $232,375,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning capital ratios at September 30, 2015 and December 31, 2014 are presented below. Management believes, as of September 30, 2015 and December 31, 2014, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject.

					Minimum To Be Well
(Dollars in Thousands)			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015:
Total capital to risk-weighted assets:
Consolidated	$180,534	24.54%	$58,842	³8%	$73,553	³10%
C&N Bank	160,578	22.05%	58,249	³8%	72,812	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	172,027	23.39%	29,421	³6%	58,842	³8%
C&N Bank	153,132	21.03%	29,125	³6%	58,249	³8%
Common equity tier 1 capital to
risk-weighted assets:
Consolidated	172,027	23.39%	29,421	³4.5%	47,809	³6.5%
C&N Bank	153,132	21.03%	29,125	³4.5%	47,328	³6.5%
Tier 1 capital to average assets:
Consolidated	172,027	13.95%	49,340	³4%	61,675	³5%
C&N Bank	153,132	12.54%	48,857	³4%	61,072	³5%

December 31, 2014:
Total capital to risk-weighted assets:
Consolidated	$179,588	27.60%	$52,051	³8%	n/a	n/a
C&N Bank	156,420	24.33%	51,442	³8%	$64,303	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	170,880	26.26%	26,026	³4%	n/a	n/a
C&N Bank	149,055	23.18%	25,721	³4%	38,582	³6%
Tier 1 capital to average assets:
Consolidated	170,880	13.89%	49,224	³4%	n/a	n/a
C&N Bank	149,055	12.22%	48,798	³4%	60,998	³5%

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

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income within stockholders’ equity. The balance in Accumulated Other Comprehensive Income related to unrealized gains on available-for-sale securities, net of deferred income tax, amounted to $6,116,000 at September 30, 2015 and $5,281,000 at December 31, 2014. Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at September 30, 2015.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $6,000 at September 30, 2015 and $79,000 at December 31, 2014.

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

Fluctuations in interest rates significantly affect fair values of available-for-sale securities, and accordingly have an effect on Other Comprehensive Income (Loss) in each period. Comprehensive Income totaled $6,270,000 for the three months ended September 30, 2015 as compared to $2,888,000 in the third quarter 2014. For the three months ended September 30, 2015, Comprehensive Income included: (1) Net Income of $4,234,000, which was $33,000 lower than in the third quarter 2014; (2) Other Comprehensive Income from an increase in net unrealized gains on available-for-sale securities of $2,039,000 as compared to Other Comprehensive Loss of $1,376,000 from a decrease in net unrealized gains on available-for-sale securities in the third quarter 2014; and (3) Other Comprehensive Loss from defined benefit plans of $3,000, which was the same as the Other Comprehensive Loss from defined benefit plans in the third quarter 2014. For the nine months ended September 30, 2015, Comprehensive Income totaled $13,168,000 as compared to $17,748,000 for the nine months ended September 30, 2014. In the nine months ended September 30, 2015, Comprehensive Income included: (1) Net Income of $12,406,000, which was $312,000 lower than in the first nine months of 2014; (2) Other Comprehensive Income from an increase in net unrealized gains on available-for-sale securities of $835,000 as compared to Other Comprehensive Income of $4,944,000 in the first nine months of 2014; and (3) Other Comprehensive Loss from defined benefit plans of $73,000 as compared to Other Comprehensive Income of $86,000 in the first nine months of 2014.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INCOME TAXES

The effective income tax rate was approximately 25% of pre-tax income for the three-month and nine-month periods ended September 30, 2015 and 2014. The provision for income tax for interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At September 30, 2015, the net deferred tax asset was $762,000, down from $1,668,000 at December 31, 2014. The most significant changes in temporary difference components were a $537,000 reduction in the deferred tax asset related to the credit for alternative minimum tax paid and an increase of $449,000 in the deferred tax liability associated with unrealized gains on available-for-sale securities.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management believes the recorded net deferred tax asset at September 30, 2015 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 11 to the unaudited, consolidated financial statements.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it established a target range of 0% to 0.25%, which it has maintained through September 30, 2015. Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth. Beginning in late 2013, the Federal Reserve began reducing the amount of securities purchased under its asset purchase program and then ended the program in October 2014, though still reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and continuing to roll over maturing Treasury securities at auction. The Federal Reserve is expected to continue its highly accommodative monetary policy in the form of low short-term interest rates for the foreseeable future, though some observers believe the fed funds target rate may be raised above its current level in the fourth quarter 2015.

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

The Corporation uses a simulation model to calculate the potential effects of interest rate fluctuations on net interest income and the market value of portfolio equity. For purposes of these calculations, the market value of portfolio equity includes the fair values of financial instruments, such as securities, loans, deposits and borrowed funds, and the book values of nonfinancial assets and liabilities, such as premises and equipment and accrued expenses. The model measures and projects the amount of potential changes in net interest income, and calculates the discounted present value of anticipated cash flows of financial instruments, assuming an immediate increase or decrease in interest rates. Management ordinarily runs a variety of scenarios within a range of plus or minus 100-400 basis points of current rates.

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

Table XIII, which follows this discussion, is based on the results of calculations performed using the simulation model as of July 31, 2015 and October 31, 2014. The table shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XIII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

July 31, 2015 Data
(In Thousands)		Period Ending July 31, 2016

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$51,729	$22,818	$28,911	-23.7%	25.0%
+300	49,494	17,902	31,592	-16.6%	20.0%
+200	47,145	13,210	33,935	-10.4%	15.0%
+100	44,710	8,822	35,888	-5.3%	10.0%
0	42,321	4,433	37,888	0.0%	0.0%
-100	39,682	4,199	35,483	-6.3%	10.0%
-200	37,878	4,196	33,682	-11.1%	15.0%
-300	37,116	4,196	32,920	-13.1%	20.0%
-400	36,995	4,196	32,799	-13.4%	25.0%

	Market Value of Portfolio Equity at July 31, 2015

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$154,835	-29.5%	50.0%
+300	168,857	-23.1%	45.0%
+200	184,934	-15.8%	35.0%
+100	201,457	-8.3%	25.0%
0	219,669	0.0%	0.0%
-100	223,178	1.6%	25.0%
-200	227,743	3.7%	35.0%
-300	254,616	15.9%	45.0%
-400	291,228	32.6%	50.0%

October 31, 2014 Data
(In Thousands)		Period Ending October 31, 2015

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$55,351	$23,123	$32,228	-20.3%	25.0%
+300	52,975	18,223	34,752	-14.1%	20.0%
+200	50,546	13,618	36,928	-8.7%	15.0%
+100	47,977	9,330	38,647	-4.4%	10.0%
0	45,478	5,043	40,435	0.0%	0.0%
-100	42,869	4,794	38,075	-5.8%	10.0%
-200	41,095	4,729	36,366	-10.1%	15.0%
-300	40,123	4,707	35,416	-12.4%	20.0%
-400	39,998	4,707	35,291	-12.7%	25.0%

	Market Value of Portfolio Equity at October 31, 2014

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$176,447	-24.4%	50.0%
+300	189,184	-18.9%	45.0%
+200	203,838	-12.6%	35.0%
+100	218,314	-6.4%	25.0%
0	233,255	0.0%	0.0%
-100	232,818	-0.2%	25.0%
-200	232,294	-0.4%	35.0%
-300	251,791	7.9%	45.0%
-400	288,059	23.5%	50.0%

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

Equity securities held as of September 30, 2015 and December 31, 2014 are presented in Table XIV. Table XIV presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XIV does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of September 30, 2015.

TABLE XIV - EQUITY SECURITIES RISK
(In Thousands)

	Sept 30,	Dec. 31,
	2015	2014
Cost	$5,365	$5,605
Fair Value	7,789	8,654
Hypothetical 10% Decline In Market Value	(779)	(865)
Hypothetical 20% Decline In Market Value	(1,558)	(1,731)

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

Issuer Purchases of Equity Securities

Effective July 17, 2014, the Corporation terminated its existing treasury stock repurchase programs and approved a new treasury stock repurchase program. Under the new program, the Corporation is authorized to repurchase up to 622,500 shares of the Corporation’s common stock, or approximately 5% of the Corporation’s issued and outstanding shares at July 16, 2014. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases under the new program may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions. As of September 30, 2015, the maximum number of additional shares the Corporation may repurchase under this program is 211,100.

Consistent with previous programs, the Board of Directors’ July 17, 2014 authorization provides that: (1) the new treasury stock repurchase program shall be effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. Through September 30, 2015, 411,400 shares had been repurchased for a total cost of $7,946,000.

The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities during the third quarter 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2015	0	0	384,300	238,200
August 1 - 31, 2015	7,000	$19.50	391,300	231,200
September 1 - 30, 2015	20,100	$19.52	411,400	211,100

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6.	Exhibits

2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1 of the
Corporation's Form 8-K filed April 19, 2013

4. Instruments defining the rights of Security holders, including indentures	Not applicable

10. Material contracts	Not applicable

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 2 to the unaudited consolidated financial statements, which is included in Part I, Item 1 of Form 10-Q

15. Letter re: unaudited interim information	Not applicable

18. Letter re: change in accounting principles	Not applicable

19. Report furnished to security holders	Not applicable

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

99. Additional exhibits	Not applicable

100. XBRL-related documents	Not applicable

101. Interactive data file	Filed herewith

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

November 5, 2015	By:/s/ J. Bradley Scovill
Date	President and Chief Executive Officer

November 5, 2015	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer

