Form 10-K
period 2015-12-31
CITIZENS & NORTHERN CORP
filed 2016-02-18
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2015, the registrant’s most recently completed second fiscal quarter, was $244,570,133.

The number of shares of common stock outstanding at February 12, 2016 was 12,151,108.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of its shareholders to be held April 21, 2016 are incorporated by reference into Parts III and IV of this report.

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

Major initiatives within the last 5 years included the following:

·	in 2011, sold the banking facility at 130 Court Street, Williamsport, PA, and entered into a leasing arrangement to continue to offer banking and trust services from the facility, resulting in an estimated $122,000 (pre-tax) reduction in operating expenses in 2012;

·	in April 2012, re-opened the Athens, PA, facility, which was damaged by flooding in September 2011;

·	in 2013, worked with consultants on projects which resulted in increases in revenues from service charges on deposit accounts, starting primarily in the fourth quarter 2013, and reductions in electronic funds processing expenses and other benefits over approximately the next five years;

·	in 2014, approved a new treasury stock repurchase program. Under the new program, the Corporation is authorized to repurchase up to 622,500 shares of the Corporation’s common stock, or approximately 5% of the Corporation’s outstanding shares at July 16, 2014. Cumulatively through December 31, 2015, 435,200 shares had been repurchased; and

·	in 2015, began an organization-wide effort to enhance customer relationships, growth and profitability, including working with consultants on enhanced employee engagement and customer service training, and hiring four new lending personnel to provide more access to commercial and mortgage lending opportunities.

Virtually all of the Corporation’s banking offices are located in the “Marcellus Shale,” an area extending across portions of New York State, Pennsylvania, Ohio, Maryland, West Virginia and Virginia. In recent years, most of the Pennsylvania counties in which the Corporation operates were significantly affected by an upsurge in natural gas exploration, as technological developments made exploration of the Marcellus Shale commercially feasible. After a surge of activity in 2009 through most of 2011, the market price of natural gas declined, causing Marcellus Shale natural gas exploration activity to slow, though some activity has continued to occur throughout the Corporation’s market area. Through December 31, 2015, the Corporation has not experienced significant credit issues as a result of the expansion and subsequent reduction in Marcellus Shale-related activity.

At December 31, 2015, C&N Bank had total assets of $1,209,389,000, total deposits of $942,331,000, net loans outstanding of $696,991,000 and 283 full-time equivalent employees.

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

Mortgage Banking – In September 2009, the Corporation entered into an agreement to originate and sell residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The Corporation’s mortgage sales activity under this program was not significant in 2009, but has subsequently increased. In 2014, the Corporation entered into an agreement and in June 2014 began to originate and sell residential mortgage loans to the secondary market through the MPFX Original program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. At December 31, 2015, total residential mortgages sold and serviced through the two programs amounted to $152,448,000. The Corporation must strictly adhere to the MPF Xtra and MPFX Original program guidelines for origination, underwriting and servicing loans, and failure to do so may result in the Corporation being forced to repurchase loans or being dropped from the program. As of December 31, 2015, the total outstanding balance of residential mortgage loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,968,000. If the volume of such forced repurchases of loans were to increase significantly, or if the Corporation were to be dropped from the programs, it could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

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

The Corporation owns common stock of the FHLB-Pittsburgh in order to qualify for membership in the FHLB system and access services from the FHLB-Pittsburgh. The FHLB-Pittsburgh faces a variety of risks in its operations including interest rate risk, counterparty credit risk, and adverse changes in its regulatory framework. In addition, the 11 Federal Home Loan Banks are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB cannot meet its obligations, other FHLBs can be called upon to make required payments. Such risks affecting the FHLB-Pittsburgh could adversely impact the value of the Corporation’s investment in the common stock of the FHLB-Pittsburgh and/or affect its access to credit.

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

FDIC Insurance Assessments - In 2008 and 2009, higher levels of bank failures dramatically increased the resolution costs of the Federal Deposit Insurance Corporation, or the FDIC, and depleted the deposit insurance fund. In addition, the FDIC and the U.S. Congress increased federal deposit insurance coverage, placing additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, in 2009 the FDIC increased assessment rates. Although our total expenses from FDIC assessments have steadily decreased – to $600,000 in 2014 (up slightly to $603,000 in 2015) from $2,092,000 in 2009, we are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If a significant number of bank or financial institution failures occur, we may be required to pay higher FDIC premiums. Future increases in FDIC insurance premiums or additional special assessments may materially adversely affect our results of operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

QUARTERLY SHARE DATA

Trades of the Corporation’s stock are executed through various brokers who maintain a market in the Corporation’s stock. The Corporation’s stock is listed on the NASDAQ Capital Market with the trading symbol CZNC. As of December 31, 2015, there were 2,316 shareholders of record of the Corporation’s common stock.

The following table sets forth the high and low sales prices of the common stock during 2015 and 2014.

		2015			2014
			Dividend			Dividend
			Declared			Declared
			per			per
	High	Low	Quarter	High	Low	Quarter
First quarter	$21.50	$19.01	$0.26	$20.74	$18.19	$0.26
Second quarter	21.17	19.16	0.26	20.10	17.94	0.26
Third quarter	20.73	19.25	0.26	20.10	18.50	0.26
Fourth quarter	21.45	19.07	0.26	21.49	18.83	0.26

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

Consistent with previous programs, the Board of Directors’ July 17, 2014 authorization provides that: (1) the new treasury stock repurchase program shall be effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. Through December 31, 2015, 435,200 shares had been repurchased at a cost of $8,417,000.

The following table sets forth a summary of purchases by the Corporation, in the open market, of its equity securities during the fourth quarter 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2015	8,000	$19.41	419,400	203,100
November 1 - 30, 2015	13,700	$19.98	433,100	189,400
December 1 - 31, 2015	2,100	$20.01	435,200	187,300

PERFORMANCE GRAPH

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the Russell 2000 and a Peer Group Index of similar banking organizations selected by the Corporation for the five-year period commencing December 31, 2010 and ended December 31, 2015. The index values are market-weighted dividend-reinvestment numbers, which measure the total return for investing $100.00 five years ago. This meets Securities & Exchange Commission requirements for showing dividend reinvestment share performance over a five-year period and measures the return to an investor for placing $100.00 into a group of bank stocks and reinvesting any and all dividends into the purchase of more of the same stock for which dividends were paid.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Citizens & Northern Corporation	100.00	128.69	137.49	157.68	166.63	178.31
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
CZNC Peer Group Index*	100.00	93.86	112.37	140.86	154.64	162.21

The Corporation’s peer group consists of banks headquartered in Pennsylvania with total assets of $700 million to $2 billion as of September 30, 2015. This peer group consists of ACNB Corporation, Gettysburg; AmeriServ Financial, Inc., Johnstown; CB Financial Services , Inc., Carmichaels; Citizens Financial Services, Inc., Mansfield; Codorus Valley Bancorp, Inc., York; DNB Financial Corporation, Downingtown; ENB Financial Corp., Ephrata; ESSA Bancorp, Inc., Stroudsburg; Fidelity D&D Bancorp, Inc., Dunmore; First Keystone Corporation, Berwick; First National Community Bancorp, Inc., Dunmore; FNB Bancorp, Inc., Newtown; Fox Chase Bancorp, Inc., Hatboro; Franklin Financial Services Corporation, Chambersburg; Harleysville Savings Financial Corporation, Harleysville; Norwood Financial Corp., Honesdale; Orrstown Financial Services, Inc., Shippensburg; Penns Woods Bancorp, Inc., Williamsport; Peoples Financial Services Corp., Scranton; QNB Corp., Quakertown; Republic First Bancorp, Inc., Philadelphia; Royal Bancshares of Pennsylvania, Inc., Bala Cynwyd; Somerset Trust Holding Company, Somerset;1st Summit Bancorp of Johnstown, Inc., Johnstown; Mid Penn Bancorp, Inc., Millersburg; Embassy Bancorp, Inc., Bethlehem.

The data for this graph was obtained from SNL Financial LC, Charlottesville, VA.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Stock Incentive Plan and Independent Directors Stock Incentive Plan, both of which have been approved by the Corporation’s shareholders. The figures shown in the table below are as of December 31, 2015.

Number of
	Number of	Weighted-	Securities
	Securities to be	average	Remaining
	Issued Upon	Exercise	for Future
	Exercise of	Price of	Issuance Under
	Outstanding	Outstanding	Equity Compen-
	Options	Options	sation Plans
Equity compensation plans approved by shareholders	248,486	$18.59	323,977

Equity compensation plans not approved by shareholders	0	N/A	0

More details related to the Corporation’s equity compensation plans are provided in Notes 1 and 13 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

As of or for the Year Ended December 31,

INCOME STATEMENT (In Thousands)	2015	2014	2013	2012	2011
Interest and fee income	$44,519	$46,009	$48,914	$56,632	$61,256
Interest expense	4,602	5,122	5,765	9,031	13,556
Net interest income	39,917	40,887	43,149	47,601	47,700
Provision (credit) for loan losses	845	476	2,047	288	(285)
Net interest income after provision (credit) for loan losses	39,072	40,411	41,102	47,313	47,985
Noninterest income excluding securities gains	15,404	15,420	16,451	16,383	13,897
Net impairment losses recognized in earnings from
available-for-sale securities	0	0	(25)	(67)	0
Net realized gains on available-for-sale securities	2,861	1,104	1,743	2,749	2,216
Loss on prepayment of debt	2,573	0	1,023	2,333	0
Noninterest expense excluding loss on prepayment of debt	32,956	34,157	33,471	32,914	32,016
Income before income tax provision	21,808	22,778	24,777	31,131	32,082
Income tax provision	5,337	5,692	6,183	8,426	8,714
Net income	$16,471	$17,086	$18,594	$22,705	$23,368

PER COMMON SHARE:
Basic earnings per share	$1.35	$1.38	$1.51	$1.86	$1.92
Diluted earnings per share	$1.35	$1.38	$1.50	$1.85	$1.92
Cash dividends declared per share	$1.04	$1.04	$1.00	$0.84	$0.58
Book value per common share at period-end	$15.39	$15.34	$14.49	$14.89	$13.77
Tangible book value per common share at period-end	$14.41	$14.36	$13.51	$13.91	$12.77
Weighted average common shares outstanding - basic	12,211,941	12,390,067	12,352,383	12,235,748	12,162,045
Weighted average common shares outstanding - diluted	12,233,773	12,412,050	12,382,790	12,260,208	12,166,768
END OF PERIOD BALANCES (In Thousands)
Available-for-sale securities	$420,290	$516,807	$482,658	$472,577	$481,685
Gross loans	704,880	630,545	644,303	683,910	708,315
Allowance for loan losses	7,889	7,336	8,663	6,857	7,705
Total assets	1,223,417	1,241,963	1,237,695	1,286,907	1,323,735
Deposits	935,615	967,989	954,516	1,006,106	1,018,206
Borrowings	92,263	78,597	96,723	89,379	130,313
Stockholders' equity	187,487	188,362	179,472	182,786	167,385
Common shares outstanding	12,180,623	12,279,980	12,390,063	12,274,035	12,155,529
AVERAGE BALANCES (In Thousands)
Total assets	1,243,209	1,239,897	1,237,096	1,305,163	1,313,445
Earning assets	1,159,298	1,155,401	1,145,340	1,199,538	1,208,584
Gross loans	657,727	627,753	656,495	700,241	714,421
Deposits	968,201	965,418	964,031	1,008,469	1,001,125
Stockholders' equity	188,905	185,469	181,412	175,822	152,718

ITEM 6. SELECTED FINANCIAL DATA (Continued)

As of or for the Year Ended December 31,

	2015	2014	2013	2012	2011
KEY RATIOS
Return on average assets	1.32%	1.38%	1.50%	1.74%	1.78%
Return on average equity	8.72%	9.21%	10.25%	12.91%	15.30%
Average equity to average assets	15.19%	14.96%	14.66%	13.47%	11.63%
Net interest margin (1)	3.69%	3.80%	4.05%	4.26%	4.22%
Efficiency (2)	56.60%	57.59%	53.27%	48.82%	49.37%
Cash dividends as a % of diluted earnings per share	77.04%	75.36%	66.67%	45.41%	30.21%
Tier 1 leverage	14.31%	13.89%	13.78%	12.53%	10.93%
Tier 1 risk-based capital	23.40%	26.26%	25.15%	22.86%	19.95%
Total risk-based capital	24.45%	27.60%	26.60%	24.01%	21.17%
Tangible common equity/tangible assets	14.49%	14.34%	13.66%	13.39%	11.84%
Nonperforming assets/total assets	1.31%	1.34%	1.53%	0.82%	0.73%
Nonperforming loans/total loans	2.09%	2.45%	2.80%	1.41%	1.19%
Allowance for loan losses/total loans	1.12%	1.16%	1.34%	1.00%	1.09%
Net charge-offs/average loans	0.04%	0.29%	0.04%	0.16%	0.16%

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

EARNINGS OVERVIEW

In 2015, net income totaled $16,471,000, or $1.35 per common share - basic and diluted, as compared to $1.38 per share – basic and diluted in 2014 and $1.51 per share basic and $1.50 per share – diluted in 2013. The results for 2015 represented a return on average assets of 1.32% and a return on average equity of 8.72%.

2015 vs. 2014

Net income per share – diluted for 2015 was 2.2% lower than in 2014. Some of the more significant highlights related to annual earnings in 2015 as compared to 2014 are as follows:

·	Net interest income totaled $39,917,000 in 2015, down $970,000 (2.4%) from 2014. In 2015, yields earned on securities and loans fell by more than the corresponding drop in interest rates paid on deposits and borrowings. The net interest margin was 3.69% in 2015, down from 3.80% in 2014.

·	The provision for loan losses was $845,000 in 2015, up from $476,000 in 2014. The higher 2015 provision for loan losses reflected an increase in outstanding loans in the year which resulted in an increase in the collectively determined portion of the allowance for loan losses. Gross loans at December 31, 2015 were $74.3 million, or 11.8%, higher than the balance a year earlier.

·	In 2015, noninterest revenue, excluding net realized gains on available-for-sale securities, totaled $15,404,000, which was down slightly from $15,420,000 in 2014 The most significant changes in components of noninterest revenue for the year ended December 31, 2015 as compared to the corresponding period in 2014 included the following: (1) decrease of $161,000 (3.2%) in service charges on deposit accounts, primarily as a result of lower overdraft fees; (2) reduction of $135,000 as the fair value of servicing rights declined $162,000 in 2015 as compared to $27,000 in 2014; (3) net increase in revenues from Trust and brokerage services of $74,000 (1.4%); and (4) an increase in other operating income of $315,000, including a gain of $212,000 from a life insurance arrangement in which benefits were split between the Corporation and the heirs of a former employee as well as an increase of $36,000 in dividends from Federal Home Loan Bank of Pittsburgh stock and an increase of $28,000 in revenue from merchant services.

·	Realized gains from available-for-sale securities totaled $2,861,000 and losses from prepayment of borrowings totaled $2,573,000 in 2015, while in 2014 realized gains from securities totaled $1,104,000 and there were no losses from prepayment of borrowings. In 2015, the Corporation sold a significant portion of its marketable equity securities portfolio, which was made up of bank stocks, generating realized gains of $2,220,000. Losses from prepayment of borrowings stemmed from pay-downs made in May and December 2015 totaling $34,000,000 on a long-term repurchase agreement with an interest rate of 4.265%. After the effects of these pay-downs, there was no balance outstanding on this repurchase agreement as of December 31, 2015. Management expects the combined result of the debt prepayments and reinvestment of proceeds from sales of stocks will make a positive contribution to net interest income in 2016.

·	In 2015, noninterest expenses, excluding losses on prepayment of borrowings; totaled $32,956,000, which was $1,201,000 (3.5%) lower than total 2014 noninterest expenses. The reduction in noninterest expenses for the year ended December 31, 2015 as compared to the corresponding period in 2014 included the following: (1) a reduction in salaries and wages expenses of $439,000, mainly due to severance expenses in 2014; (2) a reduction in employee benefit-related expenses of $349,000 due to lower employee health insurance expense as a result of lower claims; (3) a reduction in Pennsylvania shares tax expense of $176,000, reflecting an increase in tax credits; (4) a reduction in professional fees expense of $161,000, as 2014 included expenses associated with an executive search; and (5) a reduction in other expenses of $182,000, including reductions in expenses from loan collections and other real estate properties.

2014 vs. 2013

Net income per share – diluted for 2014 was 8.0% lower than in 2013. Some of the more significant highlights related to annual earnings in 2014 as compared to 2013 are as follows:

·	Net interest income totaled $40,887,000 in 2014, down $2,262,000 (5.2%) from 2013. In 2014, yields earned on securities and loans fell by more than the corresponding drop in interest rates paid on deposits and borrowings. Also, average total loans outstanding were 4.3% lower in 2014 as compared to 2013. The net interest margin was 3.80% in 2014, down from 4.05% in 2013.

·	The provision for loan losses was $476,000 in 2014, down from $2,047,000 in 2013. The higher levels of expense in 2013 included a provision of $1,552,000 from loans to one commercial customer.

·	In 2014, noninterest revenue, excluding net realized gains on available-for-sale securities, totaled $15,420,000, which was lower than the 2013 amount by $1,031,000 (6.3%). Gains from sales of residential mortgage loans totaled $768,000 in 2014, down from $1,969,000 in 2013, reflecting lower volume from refinancing activity. Service charges on deposit accounts fell $221,000 in 2014 as compared to 2013, a decline of 4.2%, primarily as a result of lower net overdraft fees. Total Trust and brokerage revenue of $5,391,000 in 2014 was $520,000 (10.7%) higher than in 2013.

·	Realized gains from available-for-sale securities totaled $1,104,000 in 2014, while in 2013 realized gains from securities totaled $1,718,000 and losses from prepayment of borrowings totaled $1,023,000.

·	In 2014, noninterest expenses totaled $34,157,000, which was $686,000 (2.0%) higher than total 2013 noninterest expenses, excluding the loss on prepayment of borrowings. Salaries and wages expense increased $915,000 in 2014 as compared to 2013, mainly as a result of severance benefits. Pensions and other employee benefit expenses increased $619,000, mainly due to higher health care costs and a charge related to a distribution from a defined benefit pension plan. Professional fees expense was $835,000 lower in 2014 as compared to 2013, as the total in 2013 included fees associated with projects designed to identify sources of noninterest revenue and reductions in debit card and ATM processing expense.

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation’s net interest income in 2015, 2014, and 2013. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the tables.

2015 vs. 2014

Fully taxable equivalent net interest income was $42,819,000 in 2015, which was $1,074,000 (2.4%) lower than in 2014. As shown in Table III, in 2015 compared to 2014, interest rate changes had the effect of decreasing net interest income $2,283,000, and net changes in volume had the effect of increasing net interest income $1,209,000. The most significant components of the rate-related change in net interest income in 2015 were a decrease in interest income of $1,957,000 attributable to lower rates earned on loans receivable and a decrease of $468,000 in interest income on available-for-sale securities. The most significant components of the volume-related increase in net interest income in 2015 was an increase in interest income of $1,544,000 attributable to an increase in the balance of loans receivable, a decrease in interest expense of $270,000 attributable to a reduction in the balance of borrowed funds, and a decrease in interest expense of $117,000 attributable to a reduction in the balance of interest-bearing deposits (primarily certificates of deposit), partially offset by a volume-related decrease in interest income on available-for-securities of $681,000. As presented in Table II, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.54% in 2015 as compared to 3.63% in 2014.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $47,421,000 in 2015, a decrease of 3.2% from 2014. Interest and fees on loans receivable decreased $413,000, or 1.2%. As indicated in Table II, average available-for-sale securities (at amortized cost) totaled $479,148,000 in 2015, a decrease of $15,786,000 (3.2%) from 2014. The net decrease in the Corporation’s available-for-sale securities portfolio consisted of decreases in tax-exempt municipal securities, U.S. Government mortgage-backed securities, U.S. Government agency bonds, and equity securities. These decreases were partially offset by increases in the balances of collateralized mortgage obligations and taxable municipal securities. The Corporation’s yield on securities was lower in 2015 than in 2014, primarily because of low market interest rates on new investments combined with higher-yielding securities maturing. The average rate of return on available-for-sale securities was 2.81% for 2015 and 2.95% in 2014.

The average balance of gross loans receivable increased 4.8% to $657,727,000 in 2015 from $627,753,000 in 2014. The Corporation experienced growth in the balances of tax free municipal loans, residential mortgages and participation loans purchased. These increases were partially offset by decreases in balances of commercial real estate loans. The Corporation’s average rate of return on loans receivable declined to 5.15% in 2015 from 5.46% in 2014.

The average balance of interest-bearing due from banks decreased to $22,201,000 in 2015 from $32,510,000 in 2014. This has consisted primarily of balances held by the Federal Reserve and also includes other overnight deposits and FDIC-insured certificates of deposit issued by other financial institutions.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $520,000, or 10.2%, to $4,602,000 in 2015 from $5,122,000 in 2014. Table II shows that the overall cost of funds on interest-bearing liabilities fell to 0.55% in 2015 from 0.61% in 2014.

Total average deposits (interest-bearing and noninterest-bearing) increased 0.3%, to $968,201,000 in 2015 from $965,418,000 in 2014. Decreases in the average balances of certificates of deposit, Individual Retirement Accounts, and money market accounts were partially offset by increases in average balances of interest checking, savings accounts and non-interest bearing demand deposits. The average rate paid on interest-bearing deposits fell slightly to 0.26% in 2015 from 0.28% in 2014.

Total average borrowed funds decreased $2,298,000 to $77,642,000 in 2015 from $79,940,000 in 2014. The average rate on borrowed funds was 3.45% in 2015 compared to 3.70% in 2014, reflecting a $6,982,000 reduction in the average balance of higher-rate, long-term borrowings resulting from pre-payment of a long-term repurchase agreement borrowing with an interest rate of 4.265%. The Corporation paid off $10 million of principal on this borrowing in May 2015, and $24 million in December 2015, leaving no remaining balance outstanding at December 31, 2015. (The pre-payment of long-term borrowings is described in the Earnings Overview section.) The average balance of short-term borrowings increased $4,684,000 in 2015 over 2014, as average overnight borrowings were higher in 2015 and the Corporation funded the pay-off of the long-term repurchase agreement in December 2015 with funds from a series of short-term advances from the FHLB-Pittsburgh totaling $25,072,000 and an average rate of 0.86%.

2014 vs. 2013

Fully taxable equivalent net interest income was $43,893,000 in 2014, which was $2,491,000 (5.3%) lower than in 2013. As shown in Table III, in 2014 compared to 2013, interest rate changes had the effect of decreasing net interest income $1,622,000, and net changes in volume had the effect of decreasing net interest income $869,000. The most significant component of the rate-related change in net interest income in 2014 was a decrease in interest income of $1,718,000 attributable to lower rates earned on loans receivable. The most significant components of the volume-related decrease in net interest income in 2014 were a decrease in interest income of $1,602,000 attributable to a decline in the balance of loans receivable, partially offset by a volume-related increase in interest income on available-for-securities of $499,000, a decrease in interest expense of $161,000 attributable to a reduction in the balance of interest-bearing deposits (primarily certificates of deposit) and a decrease in interest expense of $109,000 attributable to a reduction in the balance of borrowed funds. As presented in Table II, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.63% in 2014 as compared to 3.88% in 2013.

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

TABLE I - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Years Ended December 31,			Increase/(Decrease)
(In Thousands)	2015	2014	2013	2015/2014	2014/2013

INTEREST INCOME
Available-for-sale securities:
Taxable	$7,587	$8,028	$7,105	$(441)	$923
Tax-exempt	5,869	6,577	7,296	(708)	(719)
Total available-for-sale securities	13,456	14,605	14,401	(1,149)	204
Interest-bearing due from banks	93	125	105	(32)	20
Loans held for sale	16	16	54	0	(38)
Loans receivable:
Taxable	31,311	32,127	35,484	(816)	(3,357)
Tax-exempt	2,545	2,142	2,105	403	37
Total loans receivable	33,856	34,269	37,589	(413)	(3,320)
Total Interest Income	47,421	49,015	52,149	(1,594)	(3,134)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	214	216	211	(2)	5
Money market	299	286	290	13	(4)
Savings	128	121	117	7	4
Certificates of deposit	831	1,069	1,522	(238)	(453)
Individual Retirement Accounts	451	470	562	(19)	(92)
Other time deposits	1	1	1	0	0
Total interest-bearing deposits	1,924	2,163	2,703	(239)	(540)
Borrowed funds:
Short-term	32	9	9	23	0
Long-term	2,646	2,950	3,053	(304)	(103)
Total borrowed funds	2,678	2,959	3,062	(281)	(103)
Total Interest Expense	4,602	5,122	5,765	(520)	(643)

Net Interest Income	$42,819	$43,893	$46,384	$(1,074)	$(2,491)

(1)	Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.
(2)	Fees on loans are included with interest on loans and amounted to $1,004,000 in 2015, $1,013,000 in 2014, and $1,338,000 in 2013.

TABLE II - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	Year		Year		Year
	Ended	Rate of	Ended	Rate of	Ended	Rate of
	12/31/2015	Return/	12/31/2014	Return/	12/31/2013	Return/
	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$366,448	2.07%	$371,125	2.16%	$330,980	2.15%
Tax-exempt	112,700	5.21%	123,809	5.31%	130,584	5.59%
Total available-for-sale securities	479,148	2.81%	494,934	2.95%	461,564	3.12%
Interest-bearing due from banks	22,201	0.42%	32,510	0.38%	26,159	0.40%
Federal funds sold	0	0.00%	0	0.00%	4	0.00%
Loans held for sale	222	7.21%	204	7.84%	1,118	4.83%
Loans receivable:
Taxable	603,771	5.19%	589,120	5.45%	620,412	5.72%
Tax-exempt	53,956	4.72%	38,633	5.54%	36,083	5.83%
Total loans receivable	657,727	5.15%	627,753	5.46%	656,495	5.73%
Total Earning Assets	1,159,298	4.09%	1,155,401	4.24%	1,145,340	4.55%
Cash	16,639		16,865		16,854
Unrealized gain/loss on securities	8,871		6,350		8,875
Allowance for loan losses	(7,380)		(7,992)		(7,204)
Bank premises and equipment	15,911		16,789		18,154
Intangible Asset - Core Deposit Intangible	41		70		113
Intangible Asset – Goodwill	11,942		11,942		11,942
Other assets	37,887		40,472		43,022
Total Assets	$1,243,209		$1,239,897		$1,237,096

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$195,940	0.11%	$183,874	0.12%	$174,790	0.12%
Money market	196,585	0.15%	198,990	0.14%	203,023	0.14%
Savings	128,355	0.10%	121,685	0.10%	117,055	0.10%
Certificates of deposit	121,803	0.68%	134,732	0.79%	148,598	1.02%
Individual Retirement Accounts	110,659	0.41%	120,016	0.39%	129,255	0.43%
Other time deposits	1,031	0.10%	1,039	0.10%	1,062	0.09%
Total interest-bearing deposits	754,373	0.26%	760,336	0.28%	773,783	0.35%
Borrowed funds:
Short-term	11,428	0.28%	6,744	0.13%	6,422	0.14%
Long-term	66,214	4.00%	73,196	4.03%	75,906	4.02%
Total borrowed funds	77,642	3.45%	79,940	3.70%	82,328	3.72%
Total Interest-bearing Liabilities	832,015	0.55%	840,276	0.61%	856,111	0.67%
Demand deposits	213,828		205,082		190,248
Other liabilities	8,461		9,070		9,325
Total Liabilities	1,054,304		1,054,428		1,055,684
Stockholders' equity, excluding other comprehensive income/loss	183,125		181,271		175,893
Other comprehensive income/loss	5,780		4,198		5,519
Total Stockholders' Equity	188,905		185,469		181,412
Total Liabilities and Stockholders' Equity	$1,243,209		$1,239,897		$1,237,096
Interest Rate Spread		3.54%		3.63%		3.88%
Net Interest Income/Earning Assets		3.69%		3.80%		4.05%

Total Deposits (Interest-bearing and Demand)	$968,201		$965,418		$964,031

(1)	Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

TABLE III - ANALYSIS OF VOLUME AND RATE CHANGES
(In Thousands)	Year Ended 12/31/15 vs. 12/31/14			Year Ended 12/31/14 vs. 12/31/13
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$(100)	$(341)	$(441)	$868	$55	$923
Tax-exempt	(581)	(127)	(708)	(369)	(350)	(719)
Total available-for-sale securities	(681)	(468)	(1,149)	499	(295)	204
Interest-bearing due from banks	(42)	10	(32)	24	(4)	20
Loans held for sale	1	(1)	0	(60)	22	(38)
Loans receivable:
Taxable	786	(1,602)	(816)	(1,746)	(1,611)	(3,357)
Tax-exempt	758	(355)	403	144	(107)	37
Total loans receivable	1,544	(1,957)	(413)	(1,602)	(1,718)	(3,320)
Total Interest Income	822	(2,416)	(1,594)	(1,139)	(1,995)	(3,134)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	14	(16)	(2)	11	(6)	5
Money market	(3)	16	13	(6)	2	(4)
Savings	7	0	7	5	(1)	4
Certificates of deposit	(97)	(141)	(238)	(133)	(320)	(453)
Individual Retirement Accounts	(38)	19	(19)	(38)	(54)	(92)
Other time deposits	0	0	0	0	0	0
Total interest-bearing deposits	(117)	(122)	(239)	(161)	(379)	(540)
Borrowed funds:
Short-term	9	14	23	0	0	0
Long-term	(279)	(25)	(304)	(109)	6	(103)
Total borrowed funds	(270)	(11)	(281)	(109)	6	(103)
Total Interest Expense	(387)	(133)	(520)	(270)	(373)	(643)

Net Interest Income	$1,209	$(2,283)	$(1,074)	$(869)	$(1,622)	$(2,491)

(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME

Years Ended December 31, 2015, 2014 and 2013

The table below presents a comparison of noninterest income and excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis.

TABLE IV - COMPARISON OF NONINTEREST INCOME

(In Thousands)

	Years Ended
	December 31,		$	%
	2015	2014	Change	Change
Service charges on deposit accounts	$4,864	$5,025	$(161)	(3.2)
Service charges and fees	494	538	(44)	(8.2)
Trust and financial management revenue	4,626	4,490	136	3.0
Brokerage revenue	839	901	(62)	(6.9)
Insurance commissions, fees and premiums	109	118	(9)	(7.6)
Interchange revenue from debit card transactions	1,935	1,959	(24)	(1.2)
Net gains from sales of loans	735	768	(33)	(4.3)
Decrease in fair value of servicing rights	(162)	(27)	(135)	500.0
Increase in cash surrender value of life insurance	386	376	10	2.7
Net (loss) gain from premises and equipment	(1)	8	(9)	(112.5)
Other operating income	1,579	1,264	315	24.9
Total other operating income before realized gains on available-for-sale securities, net	$15,404	$15,420	$(16)	(0.1)

	Years Ended
	December 31,		$	%
	2014	2013	Change	Change
Service charges on deposit accounts	$5,025	$5,246	$(221)	(4.2)
Service charges and fees	538	597	(59)	(9.9)
Trust and financial management revenue	4,490	4,087	403	9.9
Brokerage revenue	901	784	117	14.9
Insurance commissions, fees and premiums	118	170	(52)	(30.6)
Interchange revenue from debit card transactions	1,959	1,941	18	0.9
Net gains from sales of loans	768	1,969	(1,201)	(61.0)
(Decrease) increase in fair value of servicing rights	(27)	67	(94)	(140.3)
Increase in cash surrender value of life insurance	376	399	(23)	(5.8)
Net gain (loss) from premises and equipment	8	(16)	24	(150.0)
Other operating income	1,264	1,207	57	4.7
Total other operating income before realized gains on available-for-sale securities, net	$15,420	$16,451	$(1,031)	(6.3)

Total noninterest income, excluding realized gains on available-for-sale securities, decreased $16,000 in 2015 compared to 2014. In 2014, total noninterest income decreased $1,031,000 (6.3%) from 2013. Changes of significance are discussed in the narrative that follows.

2015 vs. 2014

Service charges on deposit accounts were $161,000 lower in 2015 than 2014. Total consumer and business overdraft and uncollected funds fees decreased $387,000 in 2015 as compared to 2014. These decreases were partially offset by adjustments to the existing fee structure of certain checking products in April 2015.

The fair value of servicing rights decreased $162,000 in 2015 as compared to a decrease of $27,000 in 2014. The greater decline in fair value in 2015 reflected the impact of a reduction in the outstanding balance of mortgage loans sold and serviced in 2015, as compared to an increase in the balance of loans serviced in 2014 over 2013.

Included in the $315,000 increase in other operating revenue in 2015 is the effect of a $212,000 gain recognized from a life insurance arrangement in which the benefits were split between Corporation and the heirs of the former employee.

In 2015, Trust and financial management revenue increased $136,000, or 3.0%. This increase was primarily in retirement services revenue.

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

NONINTEREST EXPENSE

Years Ended December 31, 2015, 2014 and 2013

As shown in Table V below, total noninterest expense increased $1,372,000, or 4.0%, in 2015 as compared to 2014; however, excluding losses from prepayment of debt, noninterest expense decreased $1,201,000 (3.5%) in 2015 as compared to 2014. Excluding losses from prepayment of debt, total noninterest expense was $686,000 (2.0%) higher in 2014 as compared to 2013. In 2015, the Corporation incurred losses totaling $2,573,000 and, in 2013, losses totaling $1,023,000 from prepayment of borrowings (repurchase agreements). There were no losses from prepayment of borrowings incurred in 2014. Changes of significance (other than the previously discussed losses on prepayment of debt) are discussed in the narrative that follows.

TABLE V - COMPARISON OF NONINTEREST EXPENSE

(In Thousands)

			$	%
	2015	2014	Change	Change
Salaries and wages	$14,682	$15,121	$(439)	(2.9)
Pensions and other employee benefits	4,420	4,769	(349)	(7.3)
Occupancy expense, net	2,574	2,628	(54)	(2.1)
Furniture and equipment expense	1,860	1,859	1	0.1
FDIC Assessments	603	600	3	0.5
Pennsylvania shares tax	1,174	1,350	(176)	(13.0)
Professional fees	538	699	(161)	(23.0)
Automated teller machine and interchange expense	988	924	64	6.9
Software subscriptions	876	784	92	11.7
Loss on prepayment of debt	2,573	0	2,573	100.0
Other operating expense	5,241	5,423	(182)	(3.4)
Total Other Expense	$35,529	$34,157	$1,372	4.0

21

			$	%
	2014	2013	Change	Change
Salaries and wages	$15,121	$14,206	$915	6.4
Pensions and other employee benefits	4,769	4,150	619	14.9
Occupancy expense, net	2,628	2,473	155	6.3
Furniture and equipment expense	1,859	1,948	(89)	(4.6)
FDIC Assessments	600	604	(4)	(0.7)
Pennsylvania shares tax	1,350	1,402	(52)	(3.7)
Professional fees	699	1,534	(835)	(54.4)
Automated teller machine and interchange expense	924	1,020	(96)	(9.4)
Software subscriptions	784	836	(52)	(6.2)
Loss on prepayment of debt	0	1,023	(1,023)	(100.0)
Other operating expense	5,423	5,298	125	2.4
Total Other Expense	$34,157	$34,494	$(337)	(1.0)

2015 vs 2014

Salaries and wages decreased $439,000, or 2.9%. As noted in the Earnings Overview section, this decrease is primarily the result of severance benefits incurred and paid in 2014. The decrease from severance benefits was partially offset by annual merit-based pay increases, an increase in incentive and other bonuses of $168,000 and the addition of new lending and other personnel. At December 31, 2015, the Corporation had 283 full-time equivalent employees, up from 278 a year earlier.

Pensions and other employee benefits decreased $349,000, or 7.3%. Health care expense decreased $342,000 as the amount of claims incurred during 2015 was lower than in 2014. The Corporation is self-insured for health insurance, up to a cap for catastrophic levels of losses, which are insured by a third party. In addition, pension expense decreased $111,000 as the result of a charge in 2014 related to a distribution from a defined benefit plan. These decreases were partially offset by annual increases in other benefit and administrative costs.

Pennsylvania shares tax decreased $176,000, including the effects of increased participation in state tax credit programs.

Professional fees decreased $161,000 as a result of nonrecurring executive search expenses that were incurred in 2014.

Included in other operating expense is a $191,000 decrease in loan collection expenses as well as an $86,000 decrease in other real estate expenses.

2014 vs. 2013

Salaries and wages increased $915,000, or 6.4%. As noted in the Earnings Overview section, this increase is primarily the result of severance benefits incurred and paid in 2014.

Pensions and other employee benefits increased $619,000, or 14.9%. Health care expense increased $415,000 as the amount of claims incurred during 2014 was higher than in 2013. The Corporation is self-insured for health insurance, up to a cap for catastrophic levels of losses, which are insured by a third party In addition, the Corporation incurred a $196,000 charge related to a distribution from a defined benefit plan.

Occupancy expense increased $155,000, or 6.3%, primarily due to increased weather related costs such as snow removal, fuel, utilities and maintenance.

Professional fees decreased $835,000, or 54.4%. The Corporation incurred professional fee expense of $1,039,000 in 2013 for two large consulting engagements. Similar size engagements did not occur during 2014.

Automated teller machine and interchange expenses decreased $96,000, or 9.4%, mainly resulting from benefits derived from a consulting project related to electronic funds processing that took place in 2013.

INCOME TAXES

The effective income tax rate was approximately 24.5% of pre-tax income in 2015, and 25% of pre-tax income in 2014 and 2013. The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At December 31, 2015, the net deferred tax asset was $3,115,000, an increase from the balance at December 31, 2014 of $1,668,000. The largest changes in temporary difference components were as follows:

·	Primarily as a result of the realization of $2,861,000 in gains on the sale of available-for-sale securities, the deferred tax liability resulting from net unrealized gains on available-for-sale securities decreased to $1,342,000 at December 31, 2015 from $2,844,000 at December 31, 2014.

·	There was no deferred tax asset representing a credit for alternative minimum tax paid at December 31, 2015 as the Corporation’s federal taxable income in 2015 exceeded alternative minimum taxable income sufficiently to utilize the available credit. At December 31, 2014 the related deferred tax asset amounted to $537,000.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management believes the recorded net deferred tax asset at December 31, 2015 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 14 to the consolidated financial statements.

SECURITIES

Table VI shows the composition of the investment portfolio at December 31, 2015, 2014 and 2013. Comparison of the amortized cost totals of available-for-sale securities at each year-end presented reflects an increase of $24,479,000 to $508,682,000 at December 31, 2014 from December 31, 2013. This change was followed by a decrease of $92,227,000 to $416,455,000 at December 31, 2015. After experiencing an increase in securities in 2014 as a result of a reduction in the balances of loans outstanding, the Corporation saw a reversal of that trend in 2015. The decrease in securities in 2015 reflects, in part, using cash generated from the investment portfolio to fund the increase in loans outstanding. Over the last year, the Corporation saw a decrease in almost all categories of investments, with the largest decrease being a $46,475,000 reduction in collateralized mortgage-backed obligations (CMOs) issued or guaranteed by U.S. Government agencies. As discussed in more detail in Note 7 to the financial statements, the Corporation reported net realized gains from available-for-sale securities of $2,861,000 in 2015, including realized gains from sales of equity securities (bank stocks) of $2,220,000. In comparison, net realized gains from available-for-sale securities totaled $1,104,000 in 2014 and $1,718,000 in 2013.

As reflected in Table VI, the fair value of available-for-sale securities as of December 31, 2015 was $3,835,000, or 0.92%, higher than the total amortized cost basis. The aggregate unrealized gain position at December 31, 2015 was down from $8,125,000 at December 31, 2014, mainly due to sales of a significant portion of the Corporation’s equity securities with substantial market appreciation in 2015. The aggregate unrealized gain position at December 31, 2015 included an unrealized gain of $3,129,000 on debt securities as well as an unrealized gain of $706,000 on marketable equity securities. Changes in intermediate-term and long-term interest rates have a significant impact on changes in fair values of debt securities. The aggregate unrealized gain on debt securities at December 31, 2015 was 0.75% of the amortized cost basis, down slightly from 1.01% at December 31, 2014 and up from a net unrealized loss on debt securities of 0.93% of amortized cost at December 31, 2013.

Management has reviewed the Corporation’s holdings as of December 31, 2015 and concluded that unrealized losses on all of the securities in an unrealized loss position are considered temporary. Notes 6 and 7 to the consolidated financial statements provide more detail concerning the Corporation’s processes for evaluating securities for other-than-temporary impairment. Management will continue to closely monitor the status of impaired securities in 2016.

TABLE VI - INVESTMENT SECURITIES
			As of December 31,
	2015		2014		2013
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$10,663	$10,483	$27,221	$26,676	$47,382	$45,877
Obligations of states and political subdivisions:
Tax-exempt	103,414	107,757	120,086	124,839	127,748	128,426
Taxable	34,317	34,597	33,637	33,878	35,154	34,471
Mortgage-backed securities	73,227	73,343	82,479	83,903	84,849	86,208
Collateralized mortgage obligations, Issued by U.S. Government agencies	193,145	191,715	239,620	238,823	182,372	178,092
Other collateralized debt obligations	9	9	34	34	660	660
Total debt securities	414,775	417,904	503,077	508,153	478,165	473,734
Marketable equity securities	1,680	2,386	5,605	8,654	6,038	8,924
Total	$416,455	$420,290	$508,682	$516,807	$484,203	$482,658

The following table presents the contractual maturities and the weighted-average yields (calculated based on amortized cost) of investment securities as of December 31, 2015. Yields on tax-exempt securities are presented on a nominal basis, that is, the yields are not presented on a fully taxable-equivalent basis. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands, Except for Percentages)	Within		One-		Five-		After
	One		Five		Ten		Ten
	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield

AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$1,006	3.32%	$6,650	1.35%	$3,007	1.53%	$0	0.00%	$10,663	1.59%
Obligations of states and political subdivisions:
Tax-exempt	4,645	2.83%	36,609	2.48%	28,666	2.70%	33,494	4.74%	103,414	3.29%
Taxable	3,436	2.03%	17,381	2.02%	13,500	2.91%	0	0.00%	34,317	2.37%
Other collateralized debt obligations	0	0.00%	0	0.00%	0	0.00%	9	0.00%	9	0.00%
Subtotal	$9,087	2.58%	$60,640	2.23%	$45,173	2.69%	$33,503	4.73%	$148,403	2.95%
Mortgage-backed securities									73,227	2.17%
Collateralized mortgage obligations, Issued by U.S. Government agencies									193,145	2.01%
Total									$414,775	2.38%

The Corporation’s mortgage-backed securities and collateralized mortgage obligations have stated maturities that may differ from actual maturities due to borrowers’ ability to prepay obligations. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans and are generally influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans decrease. As rates decrease, cash flows generally increase as prepayments increase due to increased refinance activity and other factors. In the table above, the entire balances and weighted-average rates for mortgage-backed securities and collateralized mortgage obligations are shown in one period.

FINANCIAL CONDITION

Gross loans outstanding (excluding mortgage loans held for sale) were $704,880,000 at December 31, 2015, up 11.8% from $630,545,000 at December 31, 2014. The outstanding balance of tax-exempt municipal loans totaled $40,007,000 at December 31, 2015, an increase of $22,473,000 from December 31, 2014, and total participation loans outstanding amounted to $33,059,000 at December 31, 2015, an increase of $28,113,000 from December 31, 2014. The increase in municipal loans in 2015 includes loans to two school districts in the Corporation’s market area with outstanding balances totaling $15,947,000 at December 31, 2015. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial” and “Commercial loans secured by real estate” classes in the loan tables presented in this Form 10-K. At December 31, 2015, the balance of participation loans outstanding includes $8,860,000 to a business based in the Corporation’s market area, $10,000,000 to an entity located outside of the Corporation’s market area and $10,020,000 from participations in loans originated through the Corporation’s membership in a network that originates loans throughout the U.S. The Corporation’s participation loans originated through the network consist of loans to businesses that are larger than the Corporation’s typical commercial customer base. The loans originated through the network are considered “leveraged loans,” meaning the businesses typically have minimal tangible book equity and the extent of collateral available is limited, though the businesses have demonstrated strong cash flow performance in their recent histories.

The balance of available-for-sale securities fell $96,517,000 to $420,290,000 at December 31, 2015 from $516,807,000 at December 31, 2014. As discussed in the Earnings Overview section, the reduction included sales of securities for which the proceeds were used to pre-pay long-term debt with a book value of $34 million prior to the pay-down. The reduction also included use of proceeds from calls and maturities of securities to fund the increase in loans receivable and to offset some of the impact of the decrease in deposits in the second half of 2015, as the Pennsylvania state budget impasse led to reduced deposit balances held by municipal entities such as school districts, local governments and human service agencies.

Other significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Income section of Management’s Discussion and Analysis. The discussion provides useful information regarding changes in the Corporation’s balance sheet over the 3-year period ended December 31, 2015, including discussions related to available-for-sale securities, loans, deposits and borrowings. Other significant balance sheet items - the allowance for loan losses and stockholders’ equity - are discussed in separate sections of Management’s Discussion and Analysis.

Table VIII presents loan maturity data as of December 31, 2015. The interest rate simulation model classifies certain loans under different categories than they appear in Table VII. Fixed-rate loans are shown in Table VIII based on their contractually scheduled principal repayments, and variable-rate loans are shown based on the date of the next change in rate. Table VIII shows that fixed-rate loans are approximately 39% of the loan portfolio. Of the 61% of the portfolio made up of variable-rate loans, a significant portion (42%) will re-price after more than one year. Variable-rate loans re-pricing after more than one year include significant amounts of residential and commercial real estate loans. The Corporation’s substantial investment in long-term, fixed-rate loans and variable-rate loans with extended periods until re-pricing is one of the concerns management attempts to address through interest rate risk management practices. See Part II, Item 7A for a more detailed discussion of the Corporation’s interest rate risk.

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

For loan sales originated under the MPF Xtra and Original programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received, or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At December 31, 2015, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,968,000, and the corresponding total outstanding balance repurchased at December 31, 2014 was $1,802,000.

At December 31, 2015, outstanding balances of loans sold and serviced through the two programs totaled $152,448,000, including loans sold through the MPF Xtra program of $125,571,000 and loans sold through the Original program of $26,877,000. At December 31, 2014, outstanding balances of loans sold and serviced through the two programs totaled $152,505,000, including loans sold through the MPF Xtra program of $144,743,000 and loans sold through the Original program of $7,762,000. Based on the fairly limited volume of required repurchases to date, and of sales through the Original program with credit enhancement, no allowance had been established for representation and warranty exposures, or for credit losses on loan sales through the Original program as of December 31, 2015 and 2014.

Total future capital purchases in 2016 are estimated at approximately $2.8 million. Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition during 2016.

TABLE VII - Five-year Summary of Loans by Type

(In Thousands)

	2015	%	2014	%	2013	%	2012	%	2011	%
Residential mortgage:
Residential mortgage loans - first liens	$304,783	43.2	$291,882	46.3	$299,831	46.5	$311,627	45.6	$331,015	46.7
Residential mortgage loans - junior liens	21,146	3.0	21,166	3.4	23,040	3.6	26,748	3.9	28,851	4.1
Home equity lines of credit	39,040	5.5	36,629	5.8	34,530	5.4	33,017	4.8	30,037	4.2
1-4 Family residential construction	21,121	3.0	16,739	2.7	13,909	2.2	12,842	1.9	9,959	1.4
Total residential mortgage	386,090	54.8	366,416	58.1	371,310	57.6	384,234	56.2	399,862	56.5
Commercial:
Commercial loans secured by real estate	154,779	22.0	145,878	23.1	147,215	22.8	158,413	23.2	156,388	22.1
Commercial and industrial	75,196	10.7	50,157	8.0	42,387	6.6	48,442	7.1	57,191	8.1
Political subdivisions	40,007	5.7	17,534	2.8	16,291	2.5	31,789	4.6	37,620	5.3
Commercial construction	5,122	0.7	6,938	1.1	17,003	2.6	28,200	4.1	23,518	3.3
Loans secured by farmland	7,019	1.0	7,916	1.3	10,468	1.6	11,403	1.7	10,949	1.5
Multi-family (5 or more) residential	9,188	1.3	8,917	1.4	10,985	1.7	6,745	1.0	6,583	0.9
Agricultural loans	4,671	0.7	3,221	0.5	3,251	0.5	3,053	0.4	2,987	0.4
Other commercial loans	12,152	1.7	13,334	2.1	14,631	2.3	362	0.1	552	0.1
Total commercial	308,134	43.7	253,895	40.3	262,231	40.7	288,407	42.2	295,788	41.8
Consumer	10,656	1.5	10,234	1.6	10,762	1.7	11,269	1.6	12,665	1.8
Total	704,880	100.0	630,545	100.0	644,303	100.0	683,910	100.0	708,315	100.0
Less: allowance for loan losses	(7,889)		(7,336)		(8,663)		(6,857)		(7,705)
Loans, net	$696,991		$623,209		$635,640		$677,053		$700,610

TABLE VIII – LOAN MATURITY DISTRIBUTION

(In Thousands)

	As of December 31, 2015

	Fixed-Rate Loans				Variable- or Adjustable-Rate Loans
	1 Year	1-5	>5		1 Year	1-5	>5
	or Less	Years	Years	Total	or Less	Years	Years	Total
Real Estate	$2,915	$17,658	$171,617	$192,190	$87,874	$183,361	$78,665	$349,900
Commercial	8,964	28,121	31,850	68,935	51,460	31,220	602	83,282
Consumer	1,899	5,257	3,340	10,496	41	0	36	77
Total	$13,778	$51,036	$206,807	$271,621	$139,375	$214,581	$79,303	$433,259

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

The allowance for loan losses was $7,889,000 at December 31, 2015, up from $7,336,000 at December 31, 2014. As shown in Table X, specific allowances on impaired loans totaled $820,000 at December 31, 2015, which was $51,000 higher than the total of specific allowances on impaired loans at December 31, 2014. Table X also shows the collectively determined component of the allowance for commercial loans was $371,000 higher and for residential mortgages was $122,000 higher at December 31, 2015 than at December 31, 2014. The increase in loans outstanding had the effect of increasing the collectively determined portion of the allowance for loan losses, as the Corporation’s net charge-off experience and qualitative data used in the December 31, 2015 allowance calculations were comparable to the December 31, 2014 data.

The provision for loan losses is determined based on the amount required in order to maintain an appropriate allowance for loan losses in light of all factors considered. The provision for loan losses by segment for 2015, 2014 and 2013 is as follows:

(In Thousands)
	2015	2014	2013
Residential mortgage	$(19)	$250	$559
Commercial	816	227	1,507
Consumer	16	2	24
Unallocated	32	(3)	(43)
Total	$845	$476	$2,047

The provision for loan losses was $845,000 in 2015, in comparison to $476,000 in 2014 and $2,047,000 in 2013. As shown in Table XII, the average provision for loan losses for the five-year period ended December 31, 2015 was $674,000. The total amount of the provision for loan losses for each period is determined based on the amount required to maintain an appropriate allowance.

In 2015, the provision for loan losses related to the commercial segment was $816,000, as compared to $227,000 in 2014 and $1,507,000 in 2013. The increase in the provision for the commercial segment in 2015 as compared to 2014 includes the effects of the increase in the collectively determined allowance due to loan growth, as previously described. The provision for the commercial segment in 2015 also reflects the establishment of an allowance of $595,000 on a multi-family residential loan with a balance of $987,000 at December 31, 2015, partially offset by the effects of a recovery of $208,000 on loans charged-off in prior years. In 2014, the provision for the commercial segment included the effects of increases as compared to 2013 in average net charge-offs (based on historical experience over the previous thirty-six months) and qualitative factors used to estimate a portion of the collectively determined allowance, partially offset by lower loan balances, while the 2013 provision related to the commercial segment included a provision of $1,552,000 from the establishment of an allowance on loans to one borrower.

In 2015, the $19,000 credit for loan losses in the residential mortgage segment relates primarily to an adjustment to a specific allowance related to one loan relationship, partially offset by the effects of the previously described increase in the collectively determined allowance due to loan growth. In 2014, the provision for the residential mortgage segment was $250,000 as compared to $559,000 in 2013, reflecting the effect of lower loans outstanding.

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Table XI shows total impaired loans of $9,774,000 at December 31, 2015, down $2,342,000 from the corresponding amount at December 31, 2014 of $12,316,000. Table XI shows that total impaired loans at December 31, 2013 was significantly higher than the corresponding amounts at December 31, 2011 and 2012, and that the amount of impaired loans (as well as nonperforming loans as reflected in the table) decreased in 2014 and again in 2015. The increase in impaired and nonaccrual loans outstanding in 2013, and the subsequent decrease in 2014 and 2015, included the effects of changes in the outstanding balance of large loans to two commercial entities. For one of the credits for which there was a loan balance of $1,815,000 and an allowance of $211,000 at December 31, 2014 and $72,000 at December 31, 2013, the Corporation acquired the commercial property that had collateralized the loan through foreclosure and sold the property, resulting in no remaining loan balance and a charge-off of $115,000 in 2015. For the other large commercial relationship, as described in the following paragraph, during the second quarter 2014, the Corporation recorded a charge-off of $1,486,000 related to a restructuring, which has reduced the outstanding balance of loans to this commercial entity to $4,997,000 at December 31, 2015.

As shown in Table XI, loans classified as TDRs decreased to $6,364,000 at December 31, 2015 from $7,195,000 at December 31, 2014. The reduction in outstanding TDRs in 2015 includes the effect of pay-offs received on loans secured by farmland. The balance of TDRs at December 31, 2014 had increased from $4,175,000 at December 31, 2013, mainly due to a restructuring agreement with one commercial borrower. The Corporation entered into a forbearance agreement with this commercial borrower which includes a reduction in monthly payment amounts over a fifteen-month period. At the end of the fifteen-month period, the monthly payment amounts would revert to the original amounts, unless the forbearance agreement is extended or the payment requirements are otherwise modified. In July 2015, the forbearance agreement was extended for twelve months. The Corporation recorded a charge-off of $1,486,000 in the second quarter 2014 as a result of these modifications, as the payment amounts based on the forbearance agreement are not sufficient to fully amortize the contractual amount of principal outstanding on the loans. The amount of the charge-off was determined based on the excess of the contractual principal due over the present value of the payment amounts provided for in the forbearance agreement, assuming the revised payment amounts would continue until maturity, at the contractual interest rates.

Table XI reflects total loans past due 30-89 days and still accruing interest at December 31, 2015 of $7,057,000, down slightly from the December 31, 2014 total of $7,121,000. Total loans past due 90 days or more and still in accrual status increased to $3,229,000 at December 31, 2015 from $2,843,000 at December 31, 2014 mainly due to increased past due 1-4 family residential mortgages. Interest continues to be accrued on loans 90 days or more past due that management deems to be well secured and in the process of collection, and for which no loss is anticipated. Over the period 2011-2015, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of December 31, 2015. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to the allowance for loan losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	Years Ended December 31,
	2015	2014	2013	2012	2011
Balance, beginning of year	$7,336	$8,663	$6,857	$7,705	$9,107
Charge-offs:
Residential mortgage	(217)	(327)	(95)	(552)	(100)
Commercial	(251)	(1,715)	(459)	(498)	(1,189)
Consumer	(94)	(97)	(117)	(171)	(157)
Total charge-offs	(562)	(2,139)	(671)	(1,221)	(1,446)
Recoveries:
Residential mortgage	1	25	24	18	3
Commercial	214	264	348	8	255
Consumer	55	47	58	59	71
Total recoveries	270	336	430	85	329
Net charge-offs	(292)	(1,803)	(241)	(1,136)	(1,117)
Provision (credit) for loan losses	845	476	2,047	288	(285)
Balance, end of period	$7,889	$7,336	$8,663	$6,857	$7,705

Net charge-offs as a % of average loans	0.04%	0.29%	0.04%	0.16%	0.16%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	As of December 31,
	2015	2014	2013	2012	2011
ASC 310 - Impaired loans	$820	$769	$2,333	$623	$1,126
ASC 450 - Collective segments:
Commercial	3,103	2,732	2,583	2,594	2,811
Residential mortgage	3,417	3,295	3,156	3,011	3,130
Consumer	122	145	193	188	204
Unallocated	427	395	398	441	434
Total Allowance	$7,889	$7,336	$8,663	$6,857	$7,705

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(In Thousands)

	As of December 31,
	2015	2014	2013	2012	2011
Impaired loans with a valuation allowance	$1,933	$3,241	$9,889	$2,710	$3,433
Impaired loans without a valuation allowance	8,041	9,075	6,432	4,719	4,431
Total impaired loans	$9,974	$12,316	$16,321	$7,429	$7,864

Total loans past due 30-89 days and still accruing	$7,057	$7,121	$8,305	$7,756	$7,898

Nonperforming assets:
Total nonaccrual loans	$11,517	$12,610	$14,934	$7,353	$7,197
Total loans past due 90 days or more and still accruing	3,229	2,843	3,131	2,311	1,267
Total nonperforming loans	14,746	15,453	18,065	9,664	8,464
Foreclosed assets held for sale (real estate)	1,260	1,189	892	879	1,235
Total nonperforming assets	$16,006	$16,642	$18,957	$10,543	$9,699

Loans subject to troubled debt restructurings (TDRs):
Performing	$1,186	$1,807	$3,267	$906	$1,064
Nonperforming	5,178	5,388	908	1,155	2,413
Total TDRs	$6,364	$7,195	$4,175	$2,061	$3,477

Total nonperforming loans as a % of loans	2.09%	2.45%	2.80%	1.41%	1.19%
Total nonperforming assets as a % of assets	1.31%	1.34%	1.53%	0.82%	0.73%
Allowance for loan losses as a % of total loans	1.12%	1.16%	1.34%	1.00%	1.09%
Allowance for loan losses as a % of nonperforming loans	53.50%	47.47%	47.95%	70.95%	91.03%

TABLE XII - FIVE-YEAR HISTORY OF LOAN LOSSES

(In Thousands)

	2015	2014	2013	2012	2011	Average
Average gross loans	$657,727	$627,753	$656,495	$700,241	$714,421	$671,327
Year-end gross loans	704,880	630,545	644,303	683,910	708,315	674,391
Year-end allowance for loan losses	7,889	7,336	8,663	6,857	7,705	7,690
Year-end nonaccrual loans	11,517	12,610	14,934	7,353	7,197	10,722
Year-end loans 90 days or more past due and still accruing	3,229	2,843	3,131	2,311	1,267	2,556
Net charge-offs	292	1,803	241	1,136	1,117	918
Provision (credit) for loan losses	845	476	2,047	288	(285)	674
Earnings coverage of charge-offs	56	9	77	20	21	21
Allowance coverage of charge-offs	27	4	36	6	7	8
Net charge-offs as a % of provision (credit) for loan losses	34.56%	378.78%	11.77%	394.44%	-391.93%	136.20%
Net charge-offs as a % of average gross loans	0.04%	0.29%	0.04%	0.16%	0.16%	0.14%
Net income	16,471	17,086	18,594	22,705	23,368	19,645

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Table XIII presents the Corporation’s significant fixed and determinable contractual obligations as of December 31, 2015 by payment date. The payment amounts represent the principal amounts of time deposits and borrowings and do not include interest.

TABLE XIII – CONTRACTUAL OBLIGATIONS

(In Thousands)

	1 Year	1-3	3-5	Over 5
	or Less	Years	Years	Years	Total
Time deposits	$124,562	$73,596	$23,515	$11	$221,684
Short-term borrowings:
Federal Home Loan Bank of Pittsburgh	48,581	0	0	0	48,581
Customer repurchase agreements	4,915	0	0	0	4,915
Long-term borrowings:
Federal Home Loan Bank of Pittsburgh	57	10,010	0	1,700	11,767
Repurchase agreements	0	27,000	0	0	27,000
Total	$178,115	$110,606	$23,515	$1,711	$313,947

In addition to the amounts described in Table XIII, the Corporation has obligations related to deposits without a stated maturity with outstanding principal balances totaling $713,931,000 at December 31, 2015.

The Corporation’s operating lease and other commitments at December 31, 2015 are immaterial. The Corporation’s significant off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit. Off-balance sheet arrangements are described in Note 16 to the consolidated financial statements.

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At December 31, 2015, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $18,603,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $20,039,000 at December 31, 2015.

The Corporation’s outstanding, available, and total credit facilities at December 31, 2015 and December 31, 2014 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2015	2014	2015	2014	2015	2014
Federal Home Loan Bank of Pittsburgh	$60,348	$12,060	$262,361	$311,007	$322,709	$323,067
Federal Reserve Bank Discount Window	0	0	19,606	25,367	19,606	25,367
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$60,348	$12,060	$326,967	$381,374	$387,315	$393,434

At December 31, 2015, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $23,500,000, short-term borrowings of $25,081,000, and long-term borrowings with a total amount of $11,767,000. At December 31, 2014, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total amount of $12,060,000. Additional information regarding borrowed funds is included in Note 12 to the consolidated financial statements.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets and “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At December 31, 2015, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $255,527,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning regulatory capital amounts and ratios are presented in Note 18 to the consolidated financial statements. As reflected in Note 18, at December 31, 2015 and 2014, the Corporation’s and Bank’s capital ratios are well in excess of regulatory capital requirements.

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

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income (Loss) within stockholders’ equity. The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains (losses) on available-for-sale securities, net of deferred income tax, amounted to $2,493,000 at December 31, 2015, $5,281,000 at December 31, 2014 and ($1,004,000) at December 31, 2013. Changes in accumulated other comprehensive income (loss) are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 7 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at December 31, 2015.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $35,000 at December 31, 2015, $79,000 at December 31, 2014 and $11,000 at December 31, 2013.

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

Comprehensive Income totaled $13,639,000 in 2015 as compared to $23,439,000 in 2014 and $6,598,000 in 2013. In 2015, Comprehensive Income included: (1) Net Income of $16,471,000, which was $615,000 lower than in 2014 and $2,123,000 lower than in 2013; (2) Other Comprehensive Loss from unrealized losses on available-for-sale securities, net of deferred income tax, of ($2,788,000) as compared to Other Comprehensive Income of $6,285,000 in 2014 and Other Comprehensive Loss of $12,572,000 in 2013; and (3) Other Comprehensive Loss from defined benefit plans of $44,000 in 2015 as compared to Other Comprehensive Income of $68,000 in 2014 and Other Comprehensive Income of $576,000 in 2013. Fluctuations in interest rates significantly affected fair values of available-for-sale securities in 2013 through 2015, and accordingly have an effect on Other Comprehensive Income (Loss) in each year.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it established a target range of 0% to 0.25%, which it maintained through mid-December 2015. On December 16, 2015, the Federal Reserve raised their target for the federal funds rate to 0.25% to 0.50%. This decision was based on data available that suggested economic activity had been expanding at a moderate pace. This included an increase in household spending, business fixed investments increasing, and an improvement in labor market conditions. Also, throughout this period, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth. Beginning in late 2013, the Federal Reserve began reducing the amount of securities purchased under its asset purchase program and then ended the program in October 2014, though still reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and continued to roll over maturing Treasury securities at auction. The Federal Reserve maintained their commitment to this policy in their December 16, 2015 statement and anticipates doing so until normalization of the level of the federal funds rate is well under way.

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

Table XIV, which follows this discussion, is based on the results of calculations performed using the simulation model as of December 31, 2015 and October 31, 2014. The table shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

TABLE XIV - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

December 31, 2015 Data

(In Thousands)

Period Ending December 31, 2016

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$52,181	$21,985	$30,196	-20.8%	25.0%
+300	49,687	17,282	32,405	-15.0%	20.0%
+200	47,136	12,659	34,477	-9.6%	15.0%
+100	44,546	8,109	36,437	-4.4%	10.0%
0	41,835	3,715	38,120	0.0%	0.0%
-100	39,116	3,171	35,945	-5.7%	10.0%
-200	37,417	3,168	34,249	-10.2%	15.0%
-300	36,838	3,168	33,670	-11.7%	20.0%
-400	36,689	3,168	33,521	-12.1%	25.0%

Market Value of Portfolio Equity at December 31, 2015

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$167,741	-24.4%	50.0%
+300	179,772	-18.9%	45.0%
+200	193,823	-12.6%	35.0%
+100	207,803	-6.3%	25.0%
0	221,750	0.0%	0.0%
-100	223,517	0.8%	25.0%
-200	225,185	1.5%	35.0%
-300	250,353	12.9%	45.0%
-400	286,210	29.1%	50.0%

October 31, 2014 Data

(In Thousands)

Period Ending October 31, 2015

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$55,351	$23,123	$32,228	-20.3%	25.0%
+300	52,975	18,223	34,752	-14.1%	20.0%
+200	50,546	13,618	36,928	-8.7%	15.0%
+100	47,977	9,330	38,647	-4.4%	10.0%
0	45,478	5,043	40,435	0.0%	0.0%
-100	42,869	4,794	38,075	-5.8%	10.0%
-200	41,095	4,729	36,366	-10.1%	15.0%
-300	40,123	4,707	35,416	-12.4%	20.0%
-400	39,998	4,707	35,291	-12.7%	25.0%

Market Value of Portfolio Equity at October 31, 2014

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$176,447	-24.4%	50.0%
+300	189,184	-18.9%	45.0%
+200	203,838	-12.6%	35.0%
+100	218,314	-6.4%	25.0%
0	233,255	0.0%	0.0%
-100	232,818	-0.2%	25.0%
-200	232,294	-0.4%	35.0%
-300	251,791	7.9%	45.0%
-400	288,059	23.5%	50.0%

EQUITY SECURITIES RISK

The Corporation’s equity securities portfolio consists of investments in stocks of banks and bank holding companies. Investments in bank stocks are subject to risk factors that affect the banking industry in general, including credit risk, competition from non-bank entities, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. As discussed further in Note 7 of the consolidated financial statements, the Corporation had no other-than-temporary impairment losses related to bank stocks in 2015 or 2014.

Equity securities held as of December 31, 2015 and 2014 are presented in Table XV. Table XV presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XV does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of December 31, 2015.

TABLE XV - EQUITY SECURITIES RISK

(In Thousands)

	Dec. 31,	Dec. 31,
	2015	2014
Cost	$1,680	$5,605
Fair Value	2,386	8,654
Hypothetical 10% Decline In Market Value	(239)	(865)
Hypothetical 20% Decline In Market Value	(477)	(1,731)

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks:
Noninterest-bearing	$14,710	$14,812
Interest-bearing	21,351	21,235
Total cash and due from banks	36,061	36,047
Available-for-sale securities, at fair value	420,290	516,807
Loans held for sale	280	0

Loans receivable	704,880	630,545
Allowance for loan losses	(7,889)	(7,336)
Loans, net	696,991	623,209
Bank-owned life insurance	20,764	22,119
Accrued interest receivable	3,768	3,908
Bank premises and equipment, net	15,406	16,256
Foreclosed assets held for sale	1,260	1,189
Deferred tax asset, net	3,115	1,668
Intangible asset - Core deposit intangibles	30	52
Intangible asset - Goodwill	11,942	11,942
Other assets	13,510	8,766
TOTAL ASSETS	$1,223,417	$1,241,963

LIABILITIES
Deposits:
Noninterest-bearing	$211,041	$212,439
Interest-bearing	724,574	755,550
Total deposits	935,615	967,989
Short-term borrowings	53,496	5,537
Long-term borrowings	38,767	73,060
Accrued interest and other liabilities	8,052	7,015
TOTAL LIABILITIES	1,035,930	1,053,601

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued at December 31, 2015 and December 31, 2014	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2015 and 2014; issued 12,655,171 at December 31, 2015 and December 31, 2014; outstanding 12,180,623 at December 31, 2015 and 12,279,980 December 31, 2014	12,655	12,655
Paid-in capital	71,654	71,541
Retained earnings	109,454	105,550
Treasury stock, at cost; 474,548 shares at December 31, 2015 and 375,191 shares at
December 31, 2014	(8,804)	(6,744)
Sub-total	184,959	183,002
Accumulated other comprehensive income:
Unrealized gain on available-for-sale securities	2,493	5,281
Defined benefit plans gain	35	79
Total accumulated other comprehensive income	2,528	5,360
TOTAL STOCKHOLDERS' EQUITY	187,487	188,362
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,223,417	$1,241,963

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income	Years Ended December 31,
(In Thousands Except Per Share Data)
	2015	2014	2013
INTEREST INCOME
Interest and fees on loans	$31,311	$32,127	$35,484
Interest on balances with depository institutions	93	125	105
Interest on loans to political subdivisions	1,668	1,403	1,381
Interest on mortgages held for sale	16	16	54
Income from available-for-sale securities:
Taxable	7,303	7,721	6,810
Tax-exempt	3,844	4,310	4,785
Dividends	284	307	295
Total interest and dividend income	44,519	46,009	48,914
INTEREST EXPENSE
Interest on deposits	1,924	2,163	2,703
Interest on short-term borrowings	32	9	9
Interest on long-term borrowings	2,646	2,950	3,053
Total interest expense	4,602	5,122	5,765
Net interest income	39,917	40,887	43,149
Provision for loan losses	845	476	2,047
Net interest income after provision for loan losses	39,072	40,411	41,102
OTHER INCOME
Service charges on deposit accounts	4,864	5,025	5,246
Service charges and fees	494	538	597
Trust and financial management revenue	4,626	4,490	4,087
Brokerage revenue	839	901	784
Insurance commissions, fees and premiums	109	118	170
Interchange revenue from debit card transactions	1,935	1,959	1,941
Net gains from sale of loans	735	768	1,969
(Decrease) increase in fair value of servicing rights	(162)	(27)	67
Increase in cash surrender value of life insurance	386	376	399
Net (loss) gain from premises and equipment	(1)	8	(16)
Other operating income	1,579	1,264	1,207
Sub-total	15,404	15,420	16,451
Total other-than-temporary impairment losses on available-for-sale securities	0	0	(25)
Portion of (gain) recognized in other comprehensive loss (before taxes)	0	0	0
Net impairment losses recognized in earnings	0	0	(25)
Realized gains on available-for-sale securities, net	2,861	1,104	1,743
Total other income	18,265	16,524	18,169
OTHER EXPENSES
Salaries and wages	14,682	15,121	14,206
Pensions and other employee benefits	4,420	4,769	4,150
Occupancy expense, net	2,574	2,628	2,473
Furniture and equipment expense	1,860	1,859	1,948
FDIC Assessments	603	600	604
Pennsylvania shares tax	1,174	1,350	1,402
Professional fees	538	699	1,534
Automated teller machine and interchange expense	988	924	1,020
Software subscriptions	876	784	836
Loss on prepayment of debt	2,573	0	1,023
Other operating expense	5,241	5,423	5,298
Total other expenses	35,529	34,157	34,494
Income before income tax provision	21,808	22,778	24,777
Income tax provision	5,337	5,692	6,183
NET INCOME	$16,471	$17,086	$18,594
NET INCOME PER SHARE - BASIC	$1.35	$1.38	$1.51
NET INCOME PER SHARE - DILUTED	$1.35	$1.38	$1.50

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(In Thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$16,471	$17,086	$18,594

Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains on available-for-sale securities	(1,429)	10,774	(17,623)
Reclassification adjustment for gains realized in income	(2,861)	(1,104)	(1,718)
Other comprehensive (loss) gain on available-for-sale securities	(4,290)	9,670	(19,341)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in accumulated other comprehensive (loss) gain	(135)	(79)	885
Amortization of net transition obligation, prior service cost, net actuarial loss and loss on settlement included in net periodic benefit cost	67	184	2
Other comprehensive (loss) gain on unfunded retirement obligations	(68)	105	887

Other comprehensive (loss) income before income tax	(4,358)	9,775	(18,454)
Income tax related to other comprehensive loss (income)	1,526	(3,422)	6,458

Net other comprehensive (loss) income	(2,832)	6,353	(11,996)

Comprehensive income	$13,639	$23,439	$6,598

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

(In Thousands Except Share and Per Share Data)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2013	12,525,411	251,376	$12,525	$68,622	$94,839	$11,003	$(4,203)	$182,786
Net income					18,594			18,594
Other comprehensive loss, net						(11,996)		(11,996)
Cash dividends declared on common stock, $1.00 per share					(12,343)			(12,343)
Shares issued for dividend reinvestment Plan	71,129		71	1,356				1,427
Shares issued from treasury related to exercise of stock options		(10,656)		5			179	184
Restricted stock granted		(37,886)		(633)			633	0
Forfeiture of restricted stock		3,643		61			(61)	0
Stock-based compensation expense				696				696
Tax effect of stock option exercises				(2)				(2)
Tax benefit from employee benefit plan					126			126
Balance, December 31, 2013	12,596,540	206,477	12,596	70,105	101,216	(993)	(3,452)	179,472
Net income					17,086			17,086
Other comprehensive income, net						6,353		6,353
Cash dividends declared on common stock, $1.04 per share					(12,889)			(12,889)
Shares issued for dividend reinvestment Plan	59,498	(18,473)	60	1,069			368	1,497
Treasury stock purchased		208,300					(4,002)	(4,002)
Shares issued from treasury related to exercise of stock options	(867)	(11,860)	(1)	(64)			188	123
Restricted stock granted		(16,711)		(279)			279	0
Forfeiture of restricted stock		7,458		125			(125)	0
Stock-based compensation expense				565				565
Tax benefit from dividends on restricted stock				(1)				(1)
Tax effect of stock option exercises				21				21
Tax benefit from employee benefit plan					137			137
Balance, December 31, 2014	12,655,171	375,191	12,655	71,541	105,550	5,360	(6,744)	188,362
Net income					16,471			16,471
Other comprehensive loss, net						(2,832)		(2,832)
Cash dividends declared on common stock, $1.04 per share					(12,710)			(12,710)
Shares issued for dividend reinvestment Plan		(73,810)		86			1,379	1,465
Treasury stock purchased		226,900					(4,415)	(4,415)
Shares issued from treasury and redeemed related to exercise of stock options		(22,435)		(27)			408	381
Restricted stock granted		(34,800)		(627)			627	0
Forfeiture of restricted stock		3,502		59			(59)	0
Stock-based compensation expense				606				606
Tax effect of stock option exercises				(6)				(6)
Tax benefit from dividends on restricted stock				22				22
Tax benefit from employee benefit plan					143			143
Balance, December 31, 2015	12,655,171	474,548	$12,655	$71,654	$109,454	$2,528	$(8,804)	$187,487

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,471	$17,086	$18,594
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	845	476	2,047
Realized gains on available-for-sale securities, net	(2,861)	(1,104)	(1,718)
Loss on prepayment of debt	2,573	0	1,023
Realized (gain) loss on foreclosed assets	(84)	(136)	71
Loss (gain) on disposition of premises and equipment	1	(8)	16
Depreciation expense	1,888	1,940	2,020
Accretion and amortization on securities, net	1,562	1,375	1,836
Accretion and amortization on loans and deposits, net	(21)	(27)	(32)
Decrease (increase) in fair value of servicing rights	162	27	(67)
Increase in cash surrender value of life insurance	(386)	(376)	(399)
Gain on life insurance benefits	(212)	0	0
Stock-based compensation	606	565	696
Amortization of core deposit intangibles	22	35	51
Deferred income taxes	79	1,254	1,839
Gains on sales of loans, net	(735)	(768)	(1,969)
Origination of loans for sale	(21,823)	(21,680)	(58,427)
Proceeds from sales of loans	22,101	22,317	62,436
(Increase) decrease in accrued interest receivable and other assets	(1,697)	1,395	3,234
Increase (decrease) in accrued interest payable and other liabilities	1,195	(90)	(679)
Net Cash Provided by Operating Activities	19,686	22,281	30,572
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	1,780	2,560	480
Purchase of certificates of deposit	(100)	(960)	(1,688)
Proceeds from sales of available-for-sale securities	44,504	56,269	25,500
Proceeds from calls and maturities of available-for-sale securities	89,159	78,101	97,123
Purchase of available-for-sale securities	(40,363)	(158,894)	(152,163)
Redemption of Federal Home Loan Bank of Pittsburgh stock	5,029	2,804	2,680
Purchase of Federal Home Loan Bank of Pittsburgh stock	(8,102)	(602)	(1,624)
Net (increase) decrease in loans	(77,129)	10,317	39,059
Proceeds from bank-owned life insurance	1,953	0	0
Purchase of premises and equipment	(1,039)	(801)	(801)
Proceeds from disposition of premises and equipment	0	43	42
Purchase of investment in limited liability company	0	0	(147)
Return of principal on limited liability entity investments	181	173	164
Proceeds from sale of foreclosed assets	2,536	1,504	255
Net Cash Provided by (Used in) Investing Activities	18,409	(9,486)	8,880
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(32,374)	13,473	(51,590)
Net increase (decrease) in short-term borrowings	47,959	(17,848)	17,818
Repayments of long-term borrowings	(36,866)	(278)	(11,497)
Purchase of treasury stock	(4,415)	(4,002)	0
Sale of treasury stock	381	123	184
Tax benefit from compensation plans	159	157	124
Common dividends paid	(11,245)	(11,392)	(10,916)
Net Cash Used in Financing Activities	(36,401)	(19,767)	(55,877)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,694	(6,972)	(16,425)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	31,619	38,591	55,016
CASH AND CASH EQUIVALENTS, END OF YEAR	$33,313	$31,619	$38,591
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$2,523	$1,665	$339
Accrued purchase of available-for-sale securities	$0	$226	$0
Interest paid	$4,636	$5,138	$5,782
Income taxes paid	$4,827	$4,432	$4,213

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

USE OF ESTIMATES - The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions in the United States of America (“U.S. GAAP”). In preparing financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. In addition, these estimates and assumptions affect revenues and expenses in the financial statements and as such, actual results could differ from those estimates.

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

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of December 31, 2015 and 2014, management determined that no allowance for credit losses related to unfunded loan commitments was required.

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

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 57% at December 31, 2015) are secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

Loans whose terms are modified are classified as troubled debt restructurings if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve reductions in required payments, an extension of a loan’s stated maturity date or a temporary reduction in interest rate. Non-accrual troubled debt restructurings may be restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

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

INTEREST COSTS - The Corporation capitalizes interest as a component of the cost of premises and equipment constructed or acquired for its own use. The amount of capitalized interest in 2015, 2014, and 2013 was not significant.

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

SERVICING RIGHTS - The estimated fair value of servicing rights related to mortgage loans sold and serviced by the Corporation is recorded as an asset upon the sale of such loans. The valuation of servicing rights is adjusted quarterly, with changes in fair value included in Other Operating Income in the consolidated statements of operations. Significant inputs to the valuation include expected net servicing income to be received, the expected life of the underlying loans and the discount rate. The servicing rights asset is included in Other Assets in the consolidated balance sheet, with a balance equal to fair value of $1,296,000 at December 31, 2015 and $1,281,000 at December 31, 2014.

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

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of the amendments in this Update is to reduce diversity among reporting entities by clarifying when an in substance foreclosure occurs. The amendments in this Update clarify that an in substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to the requirements of the applicable jurisdiction. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. Under the modified retrospective transition method, an entity would record a cumulative-effect adjustment to residential consumer mortgage loans and foreclosed residential real estate properties existing as of the beginning of the annual period for which the amendments are effective. For prospective transition, an entity would apply the amendments to all instances of an entity receiving physical possession of residential real estate property collateralizing consumer mortgage loans that occur after the date of adoption. Early adoption is permitted. The amendments in this Update became effective for the Corporation for annual and interim periods beginning in the first quarter 2015. The Corporation has applied the amendments to its accounting and reporting practices prospectively in the first quarter 2015. Disclosures required by this Update are provided in Note 8 to these consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. This makes significant changes in U.S. GAAP related to certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The changes provided for in this Update that are applicable to the Corporation are as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; however, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) for equity investments without readily determinable fair values, require a qualitative assessment to identify impairment, and if a qualitative assessment indicates that impairment exists, requiring an entity to measure the investment at fair value; (3) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments (at December 31, 2015 and 2014, the Corporation has no liabilities for which the fair value measurement option has been elected); (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this Update will become effective for the Corporation for annual and interim periods beginning in the first quarter 2018. With limited exceptions, early adoption of the amendments in this Update is not permitted. Amendments are to be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values should be applied prospectively.

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive (loss) income. The components of other comprehensive (loss) income, and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
2015
Unrealized losses on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	$(1,429)	$500	$(929)
Reclassification adjustment for (gains) realized in income	(2,861)	1,002	(1,859)
Other comprehensive loss on available-for-sale securities	(4,290)	1,502	(2,788)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	(135)	47	(88)
Amortization of net transition obligation, prior service cost, net actuarial loss and loss on settlement included in net periodic benefit cost	67	(23)	44
Other comprehensive loss on unfunded retirement obligations	(68)	24	(44)

Total other comprehensive loss	$(4,358)	$1,526	$(2,832)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
2014
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$10,774	$(3,771)	$7,003
Reclassification adjustment for (gains) realized in income	(1,104)	386	(718)
Other comprehensive income on available-for-sale securities	9,670	(3,385)	6,285

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	(79)	28	(51)
Amortization of net transition obligation, prior service cost, net actuarial loss and loss on settlement included in net periodic benefit cost	184	(65)	119
Other comprehensive income on unfunded retirement obligations	105	(37)	68

Total other comprehensive income	$9,775	$(3,422)	$6,353

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
2013
Unrealized (losses) on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	$(17,623)	$6,168	$(11,455)
Reclassification adjustment for (gains) realized in income	(1,718)	601	(1,117)
Other comprehensive loss on available-for-sale securities	(19,341)	6,769	(12,572)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	885	(310)	575
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	2	(1)	1
Other comprehensive income on unfunded retirement obligations	887	(311)	576

Total other comprehensive loss	$(18,454)	$6,458	$(11,996)

Changes in the components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

(In Thousands)	Unrealized	Unfunded	Accumulated
	Holding Gains	Pension and	Other
	(Losses)	Postretirement	Comprehensive
	on Securities	Obligations	Income
2015
Balance, beginning of period	$5,281	$79	$5,360
Other comprehensive loss before reclassifications	(929)	(88)	(1,017)
Amounts reclassified from accumulated other comprehensive income	(1,859)	44	(1,815)
Other comprehensive loss	(2,788)	(44)	(2,832)
Balance, end of period	$2,493	$35	$2,528

2014
Balance, beginning of period	$(1,004)	$11	$(993)
Other comprehensive income before reclassifications	7,003	(51)	6,952
Amounts reclassified from accumulated other comprehensive income	(718)	119	(599)
Other comprehensive income	6,285	68	6,353
Balance, end of period	$5,281	$79	$5,360

2013
Balance, beginning of period	$11,568	$(565)	$11,003
Other comprehensive (loss) income before reclassifications	(11,455)	575	(10,880)
Amounts reclassified from accumulated other comprehensive loss	(1,117)	1	(1,116)
Other comprehensive (loss) income	(12,572)	576	(11,996)
Balance, end of period	$(1,004)	$11	$(993)

Items reclassified out of each component of other comprehensive income are as follows:

For the Year Ended December 31, 2015
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale securities	$(2,861)	Realized gains on available-for-sale securities, net
	1,002	Income tax provision
	(1,859)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(31)	Pensions and other employee benefits
Actuarial loss	11	Pensions and other employee benefits
Loss on settlement	87	Pensions and other employee benefits
	67	Total before tax
	(23)	Income tax provision
	44	Net of tax
Total reclassifications for the period	$(1,815)

For the Year Ended December 31, 2014
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale securities	$(1,104)	Realized gains on available-for-sale securities, net
	386	Income tax provision
	(718)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(31)	Pensions and other employee benefits
Actuarial loss	19	Pensions and other employee benefits
Loss on settlement	196	Pensions and other employee benefits
	184	Total before tax
	(65)	Income tax provision
	119	Net of tax
Total reclassifications for the period	$(599)

For the Year Ended December 31, 2013
(In Thousands)
Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale Securities	$25	Total other-than-temporary impairment losses on available-for-sale securities
	(1,743)	Realized gains on available-for-sale securities, net
	(1,718)	Total before tax
	601	Income tax provision
	(1,117)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(31)	Pensions and other employee benefits
Actuarial loss	33	Pensions and other employee benefits
	2	Total before tax
	(1)	Income tax provision
	1	Net of tax
Total reclassifications for the period	$(1,116)

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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
2015
Earnings per share – basic	$16,471,000	12,211,941	$1.35
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		210,402
Hypothetical share repurchase at $20.04		(188,570)
Earnings per share – diluted	$16,471,000	12,233,773	$1.35

2014
Earnings per share – basic	$17,086,000	12,390,067	$1.38
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		224,015
Hypothetical share repurchase at $19.41		(202,032)
Earnings per share – diluted	$17,086,000	12,412,050	$1.38

2013
Earnings per share – basic	$18,594,000	12,352,383	$1.51
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		250,236
Hypothetical share repurchase at $19.86		(219,829)
Earnings per share – diluted	$18,594,000	12,382,790	$1.50

Stock options that were anti-dilutive were excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 61,590 shares in 2015, 151,310 shares in 2014 and 88,521 shares in 2013.

5. CASH AND DUE FROM BANKS

Cash and due from banks at December 31, 2015 and 2014 include the following:

(In thousands)	Dec. 31,	Dec. 31,
	2015	2014
Cash and cash equivalents	$33,313	$31,619
Certificates of deposit	2,748	4,428
Total cash and due from banks	$36,061	$36,047

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $15,327,000 at December 31, 2015 and $16,853,000 at December 31, 2014.

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

At December 31, 2015 and 2014, assets measured at fair value and the valuation methods used are as follows:

		December 31, 2015
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$10,483	$0	$10,483
Obligations of states and political subdivisions:
Tax-exempt	0	107,757	0	107,757
Taxable	0	34,597	0	34,597
Mortgage-backed securities	0	73,343	0	73,343
Collateralized mortgage obligations, Issued by U.S. Government agencies	0	191,715	0	191,715
Collateralized debt obligations	0	9	0	9
Total debt securities	0	417,904	0	417,904
Marketable equity securities	2,386	0	0	2,386
Total available-for-sale securities	2,386	417,904	0	420,290
Servicing rights	0	0	1,296	1,296
Total recurring fair value measurements	$2,386	$417,904	$1,296	$421,586

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$1,933	$1,933
Valuation allowance	0	0	(820)	(820)
Impaired loans, net	0	0	1,113	1,113
Foreclosed assets held for sale	0	0	1,260	1,260
Total nonrecurring fair value measurements	$0	$0	$2,373	$2,373

		December 31, 2014
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$26,676	$0	$26,676
Obligations of states and political subdivisions:
Tax-exempt	0	124,839	0	124,839
Taxable	0	33,878	0	33,878
Mortgage-backed securities	0	83,903	0	83,903
Collateralized mortgage obligations, Issued by U.S. Government agencies	0	238,823	0	238,823
Collateralized debt obligations	0	34	0	34
Total debt securities	0	508,153	0	508,153
Marketable equity securities	8,654	0	0	8,654
Total available-for-sale securities	8,654	508,153	0	516,807
Servicing rights	0	0	1,281	1,281
Total recurring fair value measurements	$8,654	$508,153	$1,281	$518,088

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,241	$3,241
Valuation allowance	0	0	(769)	(769)
Impaired loans, net	0	0	2,472	2,472
Foreclosed assets held for sale	0	0	1,189	1,189
Total nonrecurring fair value measurements	$0	$0	$3,661	$3,661

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

Management’s evaluation and selection of valuation techniques and the unobservable inputs used in determining the fair values of assets valued using Level 3 methodologies include sensitive assumptions. Other market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amount calculated by management. The following table shows quantitative information regarding significant techniques and inputs used at December 31, 2015 and 2014 for servicing rights assets measured using unobservable inputs (Level 3 methodologies) on a recurring basis:

	Fair Value at
	12/31/15	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	12/31/15
Servicing rights	$1,296	Discounted cash flow	Discount rate	10.00%	Rate used through modeling period
			Loan prepayment speeds	146.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/14	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	12/31/14
Servicing rights	$1,281	Discounted cash flow	Discount rate	10.00%	Rate used through modeling period
			Loan prepayment speeds	156.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

	Years Ended December 31,
	2015	2014
(In Thousands)	Servicing	Servicing
	Rights	Rights
Balance, beginning of period	$1,281	$1,123
Issuances of servicing rights	177	185
Unrealized losses included in earnings	(162)	(27)
Balance, end of period	$1,296	$1,281

	Year Ended December 31, 2013
	Pooled Trust	Pooled Trust
	Preferred	Preferred
	Securities -	Securities -
(In Thousands)	Senior	Mezzanine	Servicing
	Tranches	Tranches	Rights	Total
Balance, beginning of period	$1,613	$0	$605	$2,218
Issuances of servicing rights	0	0	451	451
Accretion and amortization, net	(2)	0	0	(2)
Proceeds from sales and calls	(1,636)	(571)	0	(2,207)
Realized gains, net	23	571	0	594
Unrealized gains included in earnings	0	0	67	67
Unrealized gains included in other comprehensive income	2	0	0	2
Balance, end of period	$0	$0	$1,123	$1,123

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

At December 31, 2015 and 2014, quantitative information regarding significant techniques and inputs used for nonrecurring fair value measurements using unobservable inputs (Level 3 methodologies) are as follows:

(In Thousands, Except						Value at
Percentages)		Valuation				12/31/15
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	(Weighted
Asset	12/31/15	12/31/15	12/31/15	Technique	Inputs	Average)

Impaired loans:
Residential mortgage loans - first liens	$42	$1	$41	Sales comparison	Discount to appraised value	31%
Commercial:
Commercial loans secured by real estate	317	97	220	Sales comparison	Discount to appraised value	46%
Commercial and industrial	75	75	0	Sales comparison	Discount to appraised value	31%
Loans secured by farmland	512	52	460	Sales comparison	Discount to appraised value	49%
Multi-family (5 or more) residential	987	595	392	Sales comparison	Discount to appraised value	41%
Total impaired loans	$1,933	$820	$1,113
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$556	$0	$556	Sales comparison	Discount to appraised value	32%
Land	704	0	704	Sales comparison	Discount to appraised value	29%
Total foreclosed assets held for sale	$1,260	$0	$1,260

(In Thousands, Except						Value at
Percentages)		Valuation				12/31/14
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	(Weighted
Asset	12/31/14	12/31/14	12/31/14	Technique	Inputs	Average)
Impaired loans:
Residential mortgage loans - first liens	$715	$358	$357	Sales comparison	Discount to appraised value	36%
Commercial:
Commercial loans secured by real estate	16	16	0	Sales comparison	Discount to appraised value	42%
Commercial and industrial	150	82	68	Sales comparison	Discount to appraised value	21%
Commercial construction and land	1,815	211	1,604	Sales comparison	Discount to appraised value	30%
Loans secured by farmland	545	102	443	Sales comparison	Discount to appraised value	40%
Total impaired loans	$3,241	$769	$2,472
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$306	$0	$306	Sales comparison	Discount to appraised value	42%
Commercial property	159	0	159	Sales comparison	Discount to appraised value	23%
Land	724	0	724	Sales comparison	Discount to appraised value	29%
Total foreclosed assets held for sale	$1,189	$0	$1,189

No other-than-temporary impairment losses on securities valued using Level 3 methodologies were recorded in 2015, 2014 or 2013.

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable at December 31, 2015 and 2014. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	Valuation	December 31, 2015		December 31, 2014
	Method(s)	Carrying	Fair	Carrying	Fair
	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$33,313	$33,313	$31,619	$31,619
Certificates of deposit	Level 2	2,748	2,752	4,428	4,443
Available-for-sale securities	See Above	420,290	420,290	516,807	516,807
Restricted equity securities (included in Other Assets)	Level 2	4,657	4,657	1,584	1,584
Loans held for sale	Level 2	280	280	0	0
Loans, net	Level 3	696,991	685,552	623,209	629,267
Accrued interest receivable	Level 2	3,768	3,768	3,908	3,908
Servicing rights	Level 3	1,296	1,296	1,281	1,281

Financial liabilities:
Deposits with no stated maturity	Level 2	713,931	713,931	729,052	729,052
Time deposits	Level 2	221,684	221,891	238,937	239,712
Short-term borrowings	Level 2	53,496	53,398	5,537	5,473
Long-term borrowings	Level 2	38,767	40,166	73,060	78,866
Accrued interest payable	Level 2	70	70	104	104

7. SECURITIES

Amortized cost and fair value of available-for-sale securities at December 31, 2015 and 2014 are summarized as follows:

		December 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$10,663	$12	$(192)	$10,483
Obligations of states and political subdivisions:
Tax-exempt	103,414	4,365	(22)	107,757
Taxable	34,317	381	(101)	34,597
Mortgage-backed securities	73,227	486	(370)	73,343
Collateralized mortgage obligations, Issued by U.S. Government agencies	193,145	623	(2,053)	191,715
Collateralized debt obligations:	9	0	0	9
Total debt securities	414,775	5,867	(2,738)	417,904
Marketable equity securities	1,680	706	0	2,386
Total	$416,455	$6,573	$(2,738)	$420,290

		December 31, 2014
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$27,221	$38	$(583)	$26,676
Obligations of states and political subdivisions:
Tax-exempt	120,086	5,134	(381)	124,839
Taxable	33,637	415	(174)	33,878
Mortgage-backed securities	82,479	1,493	(69)	83,903
Collateralized mortgage obligations, Issued by U.S. Government agencies	239,620	1,239	(2,036)	238,823
Collateralized debt obligations:	34	0	0	34
Total debt securities	503,077	8,319	(3,243)	508,153
Marketable equity securities	5,605	3,058	(9)	8,654
Total	$508,682	$11,377	$(3,252)	$516,807

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014:

December 31, 2015	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$0	$0	$7,850	$(192)	$7,850	$(192)
Obligations of states and political subdivisions:
Tax-exempt	5,200	(19)	216	(3)	5,416	(22)
Taxable	10,605	(60)	2,910	(41)	13,515	(101)
Mortgage-backed securities	38,764	(295)	3,503	(75)	42,267	(370)
Collateralized mortgage obligations, Issued by U.S. Government agencies	88,355	(648)	49,273	(1,405)	137,628	(2,053)
Total temporarily impaired available-for-sale securities	$142,924	$(1,022)	$63,752	$(1,716)	$206,676	$(2,738)

December 31, 2014	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$0	$0	$24,020	$(583)	$24,020	$(583)
Obligations of states and political subdivisions:
Tax-exempt	11,898	(289)	6,991	(92)	18,889	(381)
Taxable	4,240	(22)	9,159	(152)	13,399	(174)
Mortgage-backed securities	0	0	4,160	(69)	4,160	(69)
Collateralized mortgage obligations, Issued by U.S. Government agencies	58,812	(396)	60,897	(1,640)	119,709	(2,036)
Total debt securities	74,950	(707)	105,227	(2,536)	180,177	(3,243)
Marketable equity securities	134	(9)	0	0	134	(9)
Total temporarily impaired available-for-sale securities	$75,084	$(716)	$105,227	$(2,536)	$180,311	$(3,252)

Gross realized gains and losses from available-for-sale securities (including OTTI losses in gross realized losses) and the related income tax provision were as follows:

(In Thousands)
	2015	2014	2013
Gross realized gains from sales	$2,972	$1,328	$1,918
Gross realized losses from sales	(111)	(224)	(175)
Losses from OTTI Impairment	0	0	(25)
Net realized gains	$2,861	$1,104	$1,718
Income tax provision related to net realized gains	$1,002	$386	$601

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of December 31, 2015. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$9,087	$9,154
Due from one year through five years	60,639	61,664
Due from five years through ten years	45,173	46,227
Due after ten years	33,504	35,801
Subtotal	148,403	152,846
Mortgage-backed securities	73,227	73,343
Collateralized mortgage obligations, Issued by U.S. Government agencies	193,145	191,715
Total	$414,775	$417,904

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

Investment securities carried at $228,616,000 at December 31, 2015 and $369,945,000 at December 31, 2014 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 12 for information concerning securities pledged to secure borrowing arrangements.

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

The Corporation recognized net impairment losses in earnings, as follows:

(In Thousands)
	2015	2014	2013
Marketable equity securities (bank stocks)	$0	$0	$(25)

A summary of information management considered in evaluating debt and equity securities for OTTI at December 31, 2015 is provided below.

Debt Securities

At December 31, 2015 and 2014, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these debt securities, including municipal bonds with no external ratings, at December 31, 2015 to be temporary.

Equity Securities

The Corporation’s marketable equity securities at December 31, 2015 and 2014 consisted exclusively of stocks of banking companies. The Corporation recognized no other-than-temporary impairment losses related to bank stocks in 2015 or 2014. In 2013, the Corporation recognized an other-than-temporary impairment loss related to a bank stock of $25,000. Management evaluates recognition of other-than-temporary impairment losses based on review of the issuers’ published financial results to determine if recovery of the Corporation’s cost basis within the foreseeable future is uncertain. At December 31, 2015, the Corporation held no stocks with an unrealized loss.

Realized gains from sales of bank stocks totaled $2,220,000 in 2015, $363,000 in 2014, and $1,018,000 in 2013.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $4,527,000 at December 31, 2015 and $1,454,000 at December 31, 2014. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at December 31, 2015 and December 31, 2014. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

8. LOANS

Loans outstanding at December 31, 2015 and 2014 are summarized as follows:

Summary of Loans by Type
(In Thousands)	Dec. 31,	Dec. 31,
	2015	2014
Residential mortgage:
Residential mortgage loans - first liens	$304,783	$291,882
Residential mortgage loans - junior liens	21,146	21,166
Home equity lines of credit	39,040	36,629
1-4 Family residential construction	21,121	16,739
Total residential mortgage	386,090	366,416
Commercial:
Commercial loans secured by real estate	154,779	145,878
Commercial and industrial	75,196	50,157
Political subdivisions	40,007	17,534
Commercial construction and land	5,122	6,938
Loans secured by farmland	7,019	7,916
Multi-family (5 or more) residential	9,188	8,917
Agricultural loans	4,671	3,221
Other commercial loans	12,152	13,334
Total commercial	308,134	253,895
Consumer	10,656	10,234
Total	704,880	630,545
Less: allowance for loan losses	(7,889)	(7,336)
Loans, net	$696,991	$623,209

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that make up the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at December 31, 2015.

Transactions within the allowance for loan losses, summarized by segment and class, were as follows:

Year Ended December 31, 2015	Dec. 31,				Dec. 31,
(In Thousands)	2014 Balance	Charge-offs	Recoveries	Provision (Credit)	2015 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,941	$(175)	$1	$(122)	$2,645
Residential mortgage loans - junior liens	176	(42)	0	85	219
Home equity lines of credit	322	0	0	25	347
1-4 Family residential construction	214	0	0	(7)	207
Total residential mortgage	3,653	(217)	1	(19)	3,418
Commercial:
Commercial loans secured by real estate	1,758	(115)	208	88	1,939
Commercial and industrial	688	(21)	6	308	981
Political subdivisions	0	0	0	0	0
Commercial construction and land	283	(115)	0	(110)	58
Loans secured by farmland	165	0	0	(59)	106
Multi-family (5 or more) residential	87	0	0	588	675
Agricultural loans	31	0	0	14	45
Other commercial loans	131	0	0	(13)	118
Total commercial	3,143	(251)	214	816	3,922
Consumer	145	(94)	55	16	122
Unallocated	395	0	0	32	427

Total Allowance for Loan Losses	$7,336	$(562)	$270	$845	$7,889

Year Ended December 31, 2014
(In Thousands)	Dec. 31,				Dec. 31,
	2013			Provision	2014
	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,974	$(164)	$25	$106	$2,941
Residential mortgage loans - junior liens	294	(101)	0	(17)	$176
Home equity lines of credit	269	(62)	0	115	$322
1-4 Family residential construction	168	0	0	46	$214
Total residential mortgage	3,705	(327)	25	250	3,653
Commercial:
Commercial loans secured by real estate	3,123	(1,521)	250	(94)	1,758
Commercial and industrial	591	(24)	9	112	688
Political subdivisions	0	0	0	0	0
Commercial construction and land	267	(170)	5	181	283
Loans secured by farmland	115	0	0	50	165
Multi-family (5 or more) residential	103	0	0	(16)	87
Agricultural loans	30	0	0	1	31
Other commercial loans	138	0	0	(7)	131
Total commercial	4,367	(1,715)	264	227	3,143
Consumer	193	(97)	47	2	145
Unallocated	398	0	0	(3)	395

Total Allowance for Loan Losses	$8,663	$(2,139)	$336	$476	$7,336

Year Ended December 31, 2013
(In Thousands)	Dec. 31,				Dec. 31,
	2012			Provision	2013
	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,619	$(84)	$24	$415	$2,974
Residential mortgage loans - junior liens	247	0	0	47	294
Home equity lines of credit	255	0	0	14	269
1-4 Family residential construction	96	(11)	0	83	168
Total residential mortgage	3,217	(95)	24	559	3,705
Commercial:
Commercial loans secured by real estate	1,930	(169)	344	1,018	3,123
Commercial and industrial	581	(286)	4	292	591
Political subdivisions	0	0	0	0	0
Commercial construction and land	234	(4)	0	37	267
Loans secured by farmland	129	0	0	(14)	115
Multi-family (5 or more) residential	67	0	0	36	103
Agricultural loans	27	0	0	3	30
Other commercial loans	3	0	0	135	138
Total commercial	2,971	(459)	348	1,507	4,367
Consumer	228	(117)	58	24	193
Unallocated	441	0	0	(43)	398

Total Allowance for Loan Losses	$6,857	$(671)	$430	$2,047	$8,663

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of December 31, 2015 and 2014:

December 31, 2015
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$295,302	$407	$9,007	$67	$304,783
Residential mortgage loans - junior liens	20,558	185	403	0	21,146
Home equity lines of credit	38,071	543	426	0	39,040
1-4 Family residential construction	21,104	17	0	0	21,121
Total residential mortgage	375,035	1,152	9,836	67	386,090
Commercial:
Commercial loans secured by real estate	140,381	5,862	8,536	0	154,779
Commercial and Industrial	71,225	2,106	1,737	128	75,196
Political subdivisions	40,007	0	0	0	40,007
Commercial construction and land	4,957	60	105	0	5,122
Loans secured by farmland	5,084	483	1,432	20	7,019
Multi-family (5 or more) residential	7,943	0	1,245	0	9,188
Agricultural loans	4,655	0	16	0	4,671
Other commercial loans	12,073	0	79	0	12,152
Total commercial	286,325	8,511	13,150	148	308,134
Consumer	10,490	21	145	0	10,656
Totals	$671,850	$9,684	$23,131	$215	$704,880

December 31, 2014
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$280,094	$1,246	$10,464	$78	$291,882
Residential mortgage loans - junior liens	20,502	112	552	0	21,166
Home equity lines of credit	35,935	294	400	0	36,629
1-4 Family residential construction	16,719	20	0	0	16,739
Total residential mortgage	353,250	1,672	11,416	78	366,416
Commercial:
Commercial loans secured by real estate	133,204	2,775	9,899	0	145,878
Commercial and Industrial	41,751	7,246	1,042	118	50,157
Political subdivisions	17,534	0	0	0	17,534
Commercial construction and land	4,650	266	2,022	0	6,938
Loans secured by farmland	5,990	433	1,468	25	7,916
Multi-family (5 or more) residential	8,629	288	0	0	8,917
Agricultural loans	3,196	0	25	0	3,221
Other commercial loans	13,248	86	0	0	13,334
Total commercial	228,202	11,094	14,456	143	253,895
Consumer	10,095	22	117	0	10,234
Totals	$591,547	$12,788	$25,989	$221	$630,545

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Also, all loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment. Loans that are individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually evaluated, but which have not been determined to be impaired, are included in the “Collectively Evaluated” column in the table summarizing the allowance and associated loan balances as of December 31, 2015 and 2014.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of December 31, 2015 and 2014:

December 31, 2015	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$884	$303,899	$304,783	$1	$2,644	$2,645
Residential mortgage loans - junior liens	74	21,072	21,146	0	219	219
Home equity lines of credit	0	39,040	39,040	0	347	347
1-4 Family residential construction	0	21,121	21,121	0	207	207
Total residential mortgage	958	385,132	386,090	1	3,417	3,418
Commercial:
Commercial loans secured by real estate	6,262	148,517	154,779	97	1,842	1,939
Commercial and industrial	324	74,872	75,196	75	906	981
Political subdivisions	0	40,007	40,007	0	0	0
Commercial construction and land	0	5,122	5,122	0	58	58
Loans secured by farmland	1,427	5,592	7,019	52	54	106
Multi-family (5 or more) residential	987	8,201	9,188	595	80	675
Agricultural loans	16	4,655	4,671	0	45	45
Other commercial loans	0	12,152	12,152	0	118	118
Total commercial	9,016	299,118	308,134	819	3,103	3,922
Consumer	0	10,656	10,656	0	122	122
Unallocated						427

Total	$9,974	$694,906	$704,880	$820	$6,642	$7,889

December 31, 2014	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$1,665	$290,217	$291,882	$358	$2,583	$2,941
Residential mortgage loans - junior liens	17	21,149	21,166	0	176	176
Home equity lines of credit	0	36,629	36,629	0	322	322
1-4 Family residential construction	0	16,739	16,739	0	214	214
Total residential mortgage	1,682	364,734	366,416	358	3,295	3,653
Commercial:
Commercial loans secured by real estate	6,537	139,341	145,878	16	1,742	1,758
Commercial and industrial	663	49,494	50,157	82	606	688
Political subdivisions	0	17,534	17,534	0	0	0
Commercial construction and land	1,939	4,999	6,938	211	72	283
Loans secured by farmland	1,470	6,446	7,916	102	63	165
Multi-family (5 or more) residential	0	8,917	8,917	0	87	87
Agricultural loans	25	3,196	3,221	0	31	31
Other commercial loans	0	13,334	13,334	0	131	131
Total commercial	10,634	243,261	253,895	411	2,732	3,143
Consumer	0	10,234	10,234	0	145	145
Unallocated						395

Total	$12,316	$618,229	$630,545	$769	$6,172	$7,336

Summary information related to impaired loans as of December 31, 2015 and 2014 is as follows:

(In Thousands)	December 31, 2015			December 31, 2014
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Residential mortgage loans - first liens	$842	$842	$0	$950	$950	$0
Residential mortgage loans - junior liens	74	74	0	17	17	0
Commercial loans secured by real estate	7,580	5,945	0	8,062	6,521	0
Commercial and industrial	249	249	0	513	513	0
Commercial construction and land	0	0	0	124	124	0
Loans secured by farmland	915	915	0	925	925	0
Agricultural loans	16	16	0	25	25	0
Total with no related allowance recorded	9,676	8,041	0	10,616	9,075	0

With a related allowance recorded:
Residential mortgage loans - first liens	42	42	1	715	715	358
Commercial loans secured by real estate	317	317	97	16	16	16
Commercial and industrial	75	75	75	150	150	82
Commercial construction and land	0	0	0	1,815	1,815	211
Loans secured by farmland	512	512	52	545	545	102
Multi-family (5 or more) residential	987	987	595	0	0	0
Total with a related allowance recorded	1,933	1,933	820	3,241	3,241	769

Total	$11,609	$9,974	$820	$13,857	$12,316	$769

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

				Interest Income Recognized on
	Average Investment in Impaired Loans			Impaired Loans on a Cash Basis
(In Thousands)	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Residential mortgage:
Residential mortgage loans - first lien	$2,206	$4,272	$3,334	$86	$81	$199
Residential mortgage loans - junior lien	64	168	245	4	3	17
Total residential mortgage	2,270	4,440	3,579	90	84	216
Commercial:
Commercial loans secured by real estate	6,357	7,192	2,931	380	469	90
Commercial and industrial	438	877	941	20	37	35
Commercial construction and land	40	395	999	0	9	14
Loans secured by farmland	1,459	1,413	1,171	103	101	66
Multi-family (5 or more) residential	790	0	22	0	0	2
Agricultural loans	21	41	43	3	3	3
Total commercial	9,105	9,918	6,107	506	619	210
Consumer	0	1	4	0	0	0
Total	$11,375	$14,359	$9,690	$596	$703	$426

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	December 31, 2015		December 31, 2014
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$2,381	$3,044	$1,989	$3,440
Residential mortgage loans - junior liens	79	0	82	50
Home equity lines of credit	130	0	49	22
Total residential mortgage	2,590	3,044	2,120	3,512
Commercial:
Commercial loans secured by real estate	503	5,730	653	5,804
Commercial and industrial	65	313	5	379
Commercial construction and land	0	0	35	1,915
Loans secured by farmland	0	1,427	0	951
Multi-family (5 or more) residential	0	987	0	0
Agricultural loans	0	16	0	25
Total commercial	568	8,473	693	9,074
Consumer	71	0	30	24

Totals	$3,229	$11,517	$2,843	$12,610

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are considered past due ninety days or more, or nonaccrual.

The tables below present a summary of the contractual aging of loans as of December 31, 2015 and 2014:

	As of December 31, 2015				As of December 31, 2014
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$294,703	$6,156	$3,924	$304,783	$282,766	$5,443	$3,673	$291,882
Residential mortgage loans - junior liens	20,816	251	79	21,146	20,853	190	123	21,166
Home equity lines of credit	38,581	329	130	39,040	36,300	258	71	36,629
1-4 Family residential construction	21,121	0	0	21,121	16,739	0	0	16,739
Total residential mortgage	375,221	6,736	4,133	386,090	356,658	5,891	3,867	366,416

Commercial:
Commercial loans secured by real estate	153,427	108	1,244	154,779	143,713	883	1,282	145,878
Commercial and industrial	75,002	118	76	75,196	49,994	43	120	50,157
Political subdivisions	40,007	0	0	40,007	17,534	0	0	17,534
Commercial construction and land	5,018	104	0	5,122	4,897	91	1,950	6,938
Loans secured by farmland	5,970	223	826	7,019	6,811	254	851	7,916
Multi-family (5 or more) residential	8,201	0	987	9,188	8,720	197	0	8,917
Agricultural loans	4,642	13	16	4,671	3,105	91	25	3,221
Other commercial loans	12,152	0	0	12,152	13,334	0	0	13,334
Total commercial	304,419	566	3,149	308,134	248,108	1,559	4,228	253,895
Consumer	10,537	48	71	10,656	10,164	40	30	10,234

Totals	$690,177	$7,350	$7,353	$704,880	$614,930	$7,490	$8,125	$630,545

Nonaccrual loans are included in the contractual aging immediately above. A summary of the contractual aging of nonaccrual loans at December 31, 2015 and 2014 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
December 31, 2015 Nonaccrual Totals	$7,100	$293	$4,124	$11,517
December 31, 2014 Nonaccrual Totals	$6,959	$369	$5,282	$12,610

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as the contractual aging information at December 31, 2015 and 2014 is as follows:

Troubled Debt Restructurings (TDRs):

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
December 31, 2015 Totals	$1,186	$0	$81	$5,097	$6,364
December 31, 2014 Totals	$1,725	$82	$0	$5,388	$7,195

A summary of TDRs that occurred during 2015, 2014 and 2013 is as follows:

Year Ended December 31, 2015		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage:
Residential mortgage loans - first liens	2	$298	$298
Residential mortgage loans - junior liens	1	32	32
Consumer	1	30	30

Year Ended December 31, 2014		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage,
Residential mortgage loans - first liens	3	$150	$150
Commercial:
Commercial loans secured by real estate	5	6,679	5,193
Commercial and industrial	1	80	80

Year Ended December 31, 2013		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage:
Residential mortgage loans - first liens	6	$677	$677
Residential mortgage loans - junior liens	3	102	102
Commercial:
Commercial loans secured by real estate	2	866	866
Commercial and industrial	3	701	701
Loans secured by farmland	4	512	512
Agricultural loans	1	13	13
Consumer	1	6	6

The TDRs that occurred in 2015 related to residential mortgage loans – first liens that included an extended maturity date and a reduction in interest rate on one contract and a reduced payment amount on one contract. The TDR related to a residential mortgage – junior lien included a lowered interest rate and reduced payment amount. The TDR related to the consumer loan included a lowered interest rate and reduced payment amount. There was no allowance for loan losses on these loans at December 31, 2015, and no change in the allowance for loan losses resulting from these TDRs.

The TDRs that occurred in 2014 related to residential mortgage loans that included a reduction in payment amount on one contract, an interest only period on one contract and a reduction in interest rate and payment on one contract. The TDRs related to commercial loans in the period ended December 31, 2014 relate to six contracts associated with one relationship. The Corporation entered into a forbearance agreement with this commercial borrower which includes a reduction in monthly payment amounts over a fifteen-month period. At the end of the fifteen-month period, the monthly payment amounts would revert to the original amounts, unless the forbearance agreement is extended or the payment requirements are otherwise modified. In July 2015, the forbearance agreement was extended for twelve months. The Corporation recorded a charge-off of $1,486,000 in the second quarter 2014 as a result of these modifications, as the payment amounts based on the forbearance agreement are not sufficient to fully amortize the contractual amount of principal outstanding on the loans. The amount of the charge-off was determined based on the excess of the contractual principal due over the present value of the payment amounts provided for in the forbearance agreement, assuming the revised payment amounts would continue until maturity, at the contractual interest rates. After the effect of the $1,486,000 charge-off related to loans to one commercial borrower described above, there was no allowance for loan losses on loans to that borrower at December 31, 2015 and 2014, while the allowance on the loans amounted to $1,552,000 at December 31, 2013. There were no other changes in the allowance for loan losses related to TDRs that occurred during the year ended December 31, 2014.

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

For 2015, 2014 and 2013, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months are summarized as follows:

	Number
	of	Recorded
	Contracts	Investment
Year Ended December 31, 2015
(Balances in Thousands)
Residential mortgage:
Residential mortgage loans - first liens	1	$32

	Number
	of	Recorded
	Contracts	Investment
Year Ended December 31, 2014
(Balances in Thousands)
Residential mortgage,
Residential mortgage loans - first liens	3	$257
Residential mortgage loans - junior liens	1	62
Commercial,
Commercial loans secured by real estate	1	429
Commercial construction and land	1	25
Loans secured by farmland	4	490
Agricultural loans	1	13

	Number
	of	Recorded
	Contracts	Investment
Year Ended December 31, 2013
(Balances in Thousands)
Residential mortgage,
Residential mortgage loans - first liens	1	$85
Commercial:
Commercial loans secured by real estate	2	588
Commercial construction and land	1	110
Agricultural	1	13

The events of default in 2015 in the table listed above resulted from the borrower’s failure to make timely payments after reduced payment amount for a period of six months on the first lien residential mortgage. There was no allowance for loan losses recorded on this loan at December 31, 2015.

The events of default in 2014 in the table listed above included the borrowers’ failure to make timely payments under the following circumstances: (1) for one customer relationship including one of the first lien Residential mortgages, the junior lien Residential mortgage, the Loans secured by farmland and the Agricultural loan, monthly payments of interest only were missed; however, in the fourth quarter 2014, the total principal balance of all of the loans except one of the Loans secured by farmland were fully paid off, and the balance on that loan was paid down to a balance at December 31, 2014 of $75,000 and at December 31, 2015 of $69,000; (2) for one of the Residential mortgage loans, monthly payments were missed after the interest rate and monthly payment amount had been reduced; (3) for one of the Residential mortgage loans and the Commercial loan secured by real estate, monthly payments of interest only were missed; and (4) for the Commercial construction and land loan, a monthly payment was missed after the term of the loan had been extended. There were no allowances for loan losses recorded on these loans at December 31, 2014.

The events of default in 2013 in the table above included the borrowers’ failure to make timely payments under the following circumstances: (1) for the Residential mortgage loan, the monthly payment amount had been reduced; (2) for the two Commercial loans secured by real estate, monthly payments of interest only were missed; (3) for the Commercial construction and land loan, a monthly payment was missed after the term of the loan had been extended; and (4) for the Agricultural loan, payment at maturity was not made on a loan that had been in interest only status. There were no adjustments to the allowance for loan losses in 2013 as a result of these events of default.

At December 31, 2015 and 2014, the Corporation evaluated loans to the borrowers who defaulted subsequent to restructurings, in determining the specific allowance for loan loss amounts related to the underlying loans. Based on the estimated value of the underlying collateral, net of estimated costs to sell the collateral, the Corporation determined that no allowance for loan losses was required at December 31, 2015 and 2014 for loans for which an event of default had occurred subsequent to restructuring.

At December 31, 2015, the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the consolidated balance sheet) was $555,000.

At December 31, 2015, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1,173,000.

9. BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows:

(In Thousands)	December 31,
	2015	2014
Land	$2,818	$2,818
Buildings and improvements	27,092	26,973
Furniture and equipment	17,922	17,412
Construction in progress	243	98
Total	48,075	47,301
Less: accumulated depreciation	(32,669)	(31,045)
Net	$15,406	$16,256

Depreciation expense included in occupancy expense and furniture and equipment expense was as follows:

(In Thousands)	2015	2014	2013
Occupancy expense	$954	$998	$1,022
Furniture and equipment expense	934	942	998
Total	$1,888	$1,940	$2,020

10. INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill in 2015 and 2014. The balance in goodwill was $11,942,000 at December 31, 2015 and 2014. The Corporation did not complete any acquisitions in 2015 or 2014.

The Corporation has adopted ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. In testing goodwill for impairment as of December 31, 2015, the Corporation assessed qualitative factors to determine whether it is more likely than not that the fair value of its only reporting unit, its community banking operation, is less than its carrying amount. The qualitative factors assessed included the Corporation’s recent financial performance, economic conditions in the Corporation’s market area, macroeconomic conditions and other factors. Based on the assessment of qualitative factors, the Corporation determined that it is not more likely than not that the fair value of the community banking operation has fallen below its carrying value, and therefore, the Corporation did not perform the more detailed, two-step goodwill impairment test described in Topic 350. Accordingly, there was no goodwill impairment as of December 31, 2015.

Information related to the core deposit intangibles is as follows:

	December 31,
(In Thousands)	2015	2014
Gross amount	$2,034	$2,034
Less: accumulated amortization	(2,004)	(1,982)
Net	$30	$52

Amortization expense was $22,000 in 2015, $35,000 in 2014 and $51,000 in 2013. The amount of amortization expense to be recognized each of the ensuing five years is not significant.

11. DEPOSITS

At December 31, 2015, the scheduled maturities of time deposits are as follows:

(In Thousands)
2016	$124,562
2017	53,985
2018	19,611
2019	10,091
2020	13,424
Thereafter	11
$221,684

Included in interest-bearing deposits are time deposits in the amount of $100,000 or more. As of December 31, 2015, the remaining maturities or time to next re-pricing of time deposits of $100,000 or more are as follows:

(In Thousands)
Three months or less	$35,167
Over 3 months through 12 months	9,330
Over 1 year through 3 years	12,358
Over 3 years	8,248
Total	$65,103

Interest expense from time deposits of $100,000 or more amounted to $482,000 in 2015, $563,000 in 2014, and $721,000 in 2013.

12. BORROWED FUNDS

Short-term borrowings include the following:

(In Thousands)	Dec. 31	Dec. 31
	2015	2014
FHLB-Pittsburgh borrowings	$48,581	$0
Customer repurchase agreements	4,915	5,537
Total short-term borrowings	$53,496	$5,537

Short-term borrowings from FHLB - Pittsburgh are as follows:
(In Thousands)	Dec. 31	Dec. 31
	2015	2014
Overnight borrowing	$23,500	$0
Other short-term advances	25,081	0
Total short-term FHLB-Pittsburgh borrowings	$48,581	$0

The weighted average interest rate on total short-term borrowings outstanding was 0.60% at December 31, 2015 and 0.10% at December 31, 2014. The maximum amount of total short-term borrowings outstanding at any month-end was $53,496,000 in 2015, $7,919,000 in 2014 and $23,385,000 in 2013.

The Corporation had available credit with other correspondent banks totaling $45,000,000 at December 31, 2015 and 2014. These lines of credit are primarily unsecured. No amounts were outstanding at December 31, 2015 or December 31, 2014.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At December 31, 2015, the Corporation had available credit in the amount of $19,606,000 on this line with no outstanding advances. At December 31, 2014 the Corporation had available credit in the amount of $25,367,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with the carrying value of $20,039,000 at December 31, 2015 and $26,092,000 at December 31, 2014.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $450,883,000 at December 31, 2015 and $446,780,000 at December 31, 2014. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $4,527,000 at December 31, 2015 and $1,454,000 at December 31, 2014. The Corporation’s total credit facility with FHLB-Pittsburgh was $322,709,000 at December 31, 2015, including an unused (available) amount of $262,361,000. At December 31, 2014, the Corporation’s total credit facility with FHLB-Pittsburgh was $323,067,000, including an unused (available) amount of $311,007,000.

At December 31, 2015, the overnight borrowing from FHLB-Pittsburgh of $23,500,000 had an interest rate of 0.43%, and the other short-term advances included 12 advances of $2,090,000 each maturing monthly throughout 2016, with a weighted average interest rate of 0.86% and rates ranging from 0.54% to 1.052%.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at December 31, 2015 and December 31, 2014. The carrying value of the underlying securities was $12,613,000 at December 31, 2015 and $15,229,000 at December 31, 2014.

LONG-TERM BORROWINGS

Long-term borrowings are as follows:
(In Thousands)	Dec. 31	Dec. 31
	2015	2014
FHLB-Pittsburgh borrowings	$11,767	$12,060
Repurchase agreements	27,000	61,000
Total long-term borrowings	$38,767	$73,060

Long-term borrowings from FHLB - Pittsburgh are as follows:
(In Thousands)	Dec. 31	Dec. 31
	2015	2014
Loan maturing in 2016 with a rate of 6.86%	$57	$107
Loan maturing in 2017 with a rate of 6.83%	10	16
Loan maturing in 2017 with a rate of 3.81%	10,000	10,000
Loan maturing in 2020 with a rate of 4.79%	821	987
Loan maturing in 2025 with a rate of 4.91%	879	950
Total long-term FHLB-Pittsburgh borrowings	$11,767	$12,060

Repurchase agreements included in long-term borrowings are as follows:

(In Thousands)	Dec. 31	Dec. 31
	2015	2014
Agreement maturing in 2017 with a rate of 3.595%	$27,000	$27,000
Agreement maturing in 2017 with a rate of 4.265%	0	34,000
Total long-term repurchase agreements	$27,000	$61,000

In 2015, the Corporation incurred losses totaling $2,573,000 on prepayment of $34,000,000 of the agreement with an interest rate of 4.265%. In 2013, the Corporation incurred a loss of $1,023,000 on prepayment of the agreement with an interest rate of 3.595%.

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

The carrying value of the underlying securities was $33,780,000 at December 31, 2015 and $70,982,000 at December 31, 2014, as detailed in the following table:

(In Thousands)	December 31,	December 31,
	2015	2014
Mortgage-backed securities	$15,772	$24,114
Collateralized mortgage obligations, Issued by U.S. Government agencies	18,008	46,868
Total	$33,780	$70,982

Two of the more significant risks associated with the repurchase agreements are as follows:

·	The borrowings are putable at quarterly intervals by the issuer. Accordingly, if interest rates were to rise to a sufficient level, the issuer would be expected to require the Corporation to pay off the borrowings. In this circumstance, the Corporation would be required to obtain new borrowings at a higher interest rate than the existing repurchase agreements or utilize cash from other sources to pay off the borrowings. If sales of available-for-sale securities were used to generate cash to pay off the borrowings, the value of such securities would be expected to have fallen, which could result in the Corporation recognizing a loss.

·	As principal pay-downs of mortgage backed securities and CMOs occur, the Corporation must have available, unencumbered assets or purchase a sufficient amount of assets with credit quality suitable to the broker-dealer to replace the amounts being paid off. Since pre-payments of mortgages typically increase as interest rates fall, the Corporation may be required to purchase additional assets at times when market rates are lower than the rates paid on the borrowings.

Average daily repurchase agreement borrowings amounted to $54,304,000 in 2015, $61,000,000 in 2014 and $62,630,000 in 2013. The maximum amounts of outstanding borrowings under repurchase agreements with broker-dealers were $61,000,000 in 2015, $61,000,000 in 2014 and $68,000,000 in 2013. The weighted average interest rate on repurchase agreements was 3.99% in 2015, 4.02% in 2014 and 4.01% in 2013.

13. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Effective January 1, 2013, this plan was amended so that full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. The plan was also amended effective January 1, 2013 to change some of the age and length-of-service requirements for participants to receive some of the benefits provided under the plan. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at December 31, 2015 and December 31, 2014, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The following table shows the funded status of the defined benefit plans:

(In Thousands)

	Pension:		Postretirement:
	2015	2014	2015	2014
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$1,085	$1,733	$1,378	$1,391
Service cost	0	0	38	34
Interest cost	36	73	57	57
Plan participants' contributions	0	0	203	198
Actuarial (gain) loss	(46)	76	120	(48)
Benefits paid	(16)	(16)	(257)	(254)
Settlement of plan obligation	(337)	(781)	0	0
Benefit obligation at end of year	$722	$1,085	$1,539	$1,378

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$1,208	$1,968	$0	$0
Actual return on plan assets	(16)	37	0	0
Employer contribution	0	0	54	56
Plan participants' contributions	0	0	203	198
Benefits paid	(16)	(16)	(257)	(254)
Settlement of plan obligation	(337)	(781)	0	0
Fair value of plan assets at end of year	$839	$1,208	$0	$0

Funded status at end of year	$117	$123	$(1,539)	$(1,378)

In 2015, there was a distribution from the plan of $337,000, or 32% of the plan’s total accumulated benefit obligation prior to the distribution. The Corporation recognized a loss of $87,000 (included in net periodic benefit cost) in 2015 as a result of this settlement. In 2014, there was a distribution from the plan of $781,000, or 42% of the plan’s total accumulated benefit obligation prior to the distribution. The Corporation recognized a loss of $196,000 (included in net periodic benefit cost) in 2014 as a result of this settlement.

At December 31, 2015 and 2014, the following pension plan and postretirement plan asset and liability amounts were recognized in the consolidated balance sheet:

Assets and liabilities:
(In Thousands)	Pension:		Postretirement:
	2015	2014	2015	2014
Other assets	$117	$123
Accrued interest and other liabilities			$1,539	$1,378

At December 31, 2015 and 2014, the following items included in accumulated other comprehensive income had not been recognized as components of expense:

Items not yet recognized as a component of net periodic benefit cost:
(In Thousands)	Pension:		Postretirement:
	2015	2014	2015	2014
Prior service cost	$0	$0	$(371)	$(402)
Net actuarial loss	186	269	131	11
Total	$186	$269	$(240)	$(391)

For the defined benefit pension plan, amortization of the net actuarial loss is expected to be $10,000 in 2016. For the postretirement plan, the estimated amount of prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2016 is a reduction in expense of $31,000, and no net actuarial loss is expected to be amortized in 2016.

The accumulated benefit obligation for the defined benefit pension plan was $722,000 at December 31, 2015 and $1,085,000 at December 31, 2014.

The components of net periodic benefit costs from defined benefit plans are as follows:

(In Thousands)	Pension:			Postretirement:
	2015	2014	2013	2015	2014	2013
Service cost	$0	$0	$0	$38	$34	$41
Interest cost	36	73	71	57	57	55
Expected return on plan assets	(45)	(88)	(90)	0	0	0
Amortization of prior service cost	0	0	0	(31)	(31)	(31)
Recognized net actuarial loss	11	19	32	0	0	1
Loss on settlement	87	196	0	0	0	0
Total net periodic benefit cost	$89	$200	$13	$64	$60	$66

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension:			Postretirement:
	2015	2014	2013	2015	2014	2013
Citizens Trust Company Retirement Plan and postretirement plan:
Discount rate	3.75%	4.50%	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	5.31%	5.31%	5.31%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

The weighted-average assumptions used to determine benefit obligations as of December 31, 2015 and 2014 are as follows:

	Pension:		Postretirement:
	2015	2014	2015	2014
Discount rate	4.30%	3.75%	4.25%	4.00%
Rate of compensation increase	N/A	N/A	N/A	N/A

Estimated future benefit payments, including only estimated employer contributions for the postretirement plan, which reflect expected future service, are as follows:

(In Thousands)	Pension	Postretirement
2016	$250	$92
2017	15	96
2018	14	102
2019	39	105
2020	13	110
2021-2025	214	550

No estimated minimum contribution to the defined benefit pension plan is required in 2016, though the Corporation may make discretionary contributions.

The expected return on pension plan (Citizens Trust Company Retirement Plan) assets is a significant assumption used in the calculation of net periodic benefit cost. This assumption reflects the average long-term rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.

The fair values of pension plan assets at December 31, 2015 and 2014 are as follows:

	2015	2014
Cash and cash equivalents	2%	3%
Debt securities	38%	37%
Equity securities	46%	47%
Alternative funds	14%	13%
Total	100%	100%

C&N Bank’s Trust and Financial Management Department manages the investment of the Citizens Trust Company Retirement Plan (pension plan) assets. Most of the Plan’s securities are mutual funds, including mutual funds principally invested in debt securities, mutual funds invested in a diversified mix of large, mid- and small-capitalization U.S. stocks, foreign stocks, and mutual funds invested in alternative asset classes such as real estate, commodities, and inflation-protected securities. The fair values of plan assets are determined based on Level 1 inputs (as described in Note 6). At December 31, 2015, the targeted asset allocation for the pension plan was 46% equity securities, 38% debt securities, 14% alternative assets, and 2% cash. At December 31, 2014, the targeted asset allocation for the pension plan was 26% equity securities, 61% debt securities, 11% alternative assets and 2% cash. The pension plan’s assets do not include any shares of the Corporation’s common stock.

PROFIT SHARING AND DEFERRED COMPENSATION PLANS

The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation’s matching contributions to the Plan depend upon the tax deferred contributions of employees. The Corporation’s total basic and matching contributions were $609,000 in 2015, $595,000 in 2014 and $557,000 in 2013.

The Corporation has an Employee Stock Ownership Plan (ESOP). Contributions to the ESOP are discretionary, and the ESOP uses funds contributed to purchase Corporation stock for the accounts of ESOP participants. These purchases are made on the market (not directly from the Corporation), and employees are not permitted to purchase Corporation stock under the ESOP. The ESOP includes a diversification feature, which allows participants, upon reaching age 55 and 10 years of service (as defined), to sell up to 50% of their Corporation shares back to the ESOP over a period of 6 years. As of December 31, 2015 and 2014, there were no shares allocated for repurchase by the ESOP.

Dividends paid on shares held by the ESOP are charged to retained earnings. All Corporation shares owned through the ESOP are included in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share - basic and diluted. The ESOP held 410,004 shares of Corporation stock at December 31, 2015 and 409,197 shares at December 31, 2014, all of which had been allocated to Plan participants. The Corporation’s contributions to the ESOP totaled $522,000 in 2015, $512,000 in 2014 and $509,000 in 2013.

The Corporation has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to operating expense for officers’ supplemental deferred compensation were $167,000 in 2015, $138,000 in 2014 and $186,000 in 2013.

In December 2015, the Corporation established an additional nonqualified deferred compensation plan that allows selected officers, beginning in 2016, the option to defer receipt of cash compensation, including base salary and any cash bonuses or other cash incentives. This nonqualified deferred compensation plan does not provide for Corporation contributions.

STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of senior officers. A total of 850,000 shares of common stock may be issued under the Stock Incentive Plan. Awards may be made under the Stock Incentive Plan in the form of qualified options (“Incentive Stock Options,” as defined in the Internal Revenue Code), nonqualified options, stock appreciation rights or restricted stock. Historically through December 31, 2015, all awards made under this Plan have consisted of Incentive Stock Options or restricted stock. Incentive Stock Options have an exercise price equal to the market value of the stock at the date of grant, vest after 6 months and expire after 10 years. Restricted stock awards issued under the Stock Incentive Plan vest ratably over terms ranging from 3-4 years. Restricted stock awards in 2015 included the following: (1) a total of 20,298 shares to employees, vesting over a four-year term, with vesting contingent upon the Corporation meeting an annual return on average equity (“ROAE”) performance ratio, as defined; (2) a total of 2,198 shares to employees, vesting over a four-year term, with vesting dependent on satisfactory performance; and (3) an award to the Chief Executive Officer of 5,174 shares, vesting over a three-year term, with vesting dependent on satisfactory performance. Most of the restricted stock awards issued under this Plan in 2015, 2014 and 2013 include a condition that the Corporation must meet an annual targeted return on average equity (“ROAE”) performance ratio, as defined, in order for participants to vest. The Corporation met the ROAE target for the 2015, 2014 and 2013 plan years. For 2015 and 2014 restricted stock awards to individuals who are substantially involved in mortgage lending, vesting is not dependent on the Corporation’s ROAE. There are 294,275 shares available for issuance under the Stock Incentive Plan as of December 31, 2015.

Also, the Corporation has an Independent Directors Stock Incentive Plan. This plan permits awards of nonqualified stock options and/or restricted stock to non-employee directors. A total of 135,000 shares of common stock may be issued under the Independent Directors Stock Incentive Plan. The recipients’ rights to exercise stock options under this plan expire 10 years from the date of grant. The exercise prices of all stock options awarded under the Independent Directors Stock Incentive Plan are equal to market value as of the dates of grant. In 2015, a total of 7,130 restricted shares were granted under the Independent Directors Stock Incentive Plan, vesting over a term of one year. Restricted stock awards granted under the Independent Directors Stock Incentive Plan in 2014 and 2013 vest ratably over 3 years. There are 29,702 shares available for issuance under the Independent Directors Stock Incentive Plan as of December 31, 2015.

There were no stock options granted in 2015. The Corporation recorded stock option expense in 2014 and 2013 based on estimated fair value calculated using the Black-Scholes-Merton option-pricing model with the following assumptions:

	2014	2013
Volatility	39%	41%
Expected option lives	8 Years	8 Years
Risk-free interest rate	2.85%	1.60%
Dividend yield	4.33%	3.69%

Management estimated the lives for options based on the Corporation’s average historical experience with both plans. The Corporation utilized its historical volatility and dividend yield over the immediately prior 8-year period to estimate future levels of volatility and dividend yield for the 2014 and 2013 awards. The risk-free interest rate was based on the published yield of zero-coupon U.S. Treasury strips as of the grant date, with a maturity coinciding with the estimated option lives.

Total stock-based compensation expense is as follows:

(In Thousands)	2015	2014	2013
Stock options	$0	$153	$242
Restricted stock	606	412	454
Total	$606	$565	$696

A summary of stock option activity is presented below:

	2015		2014		2013
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	316,157	$19.05	358,176	$19.03	337,670	$19.08
Granted	0		39,027	$20.45	64,050	$19.21
Exercised	(29,557)	$17.56	(50,415)	$17.57	(10,656)	$17.22
Forfeited	(20,211)	$19.76	(16,424)	$20.03	(14,135)	$20.13
Expired	(17,903)	$27.00	(14,207)	$26.59	(18,753)	$20.73
Outstanding, end of year	248,486	$18.59	316,157	$19.05	358,176	$19.03
Options exercisable at year-end	248,486	$18.59	316,157	$19.05	358,176	$19.03
Weighted-average fair value of options granted		N/A		$5.50		$5.56
Weighted-average fair value of options forfeited		$4.86		$4.89		$3.77

The weighted-average remaining contractual term of outstanding stock options at December 31, 2015 was 4.6 years. The aggregate intrinsic value of stock options outstanding (excluding options issued at exercise prices greater than the final closing price of the Corporation’s stock in 2015) was $629,000 at December 31, 2015. The total intrinsic value of options exercised was $77,000 in 2015, $90,000 in 2014 and $29,000 in 2013.

The following summarizes non-vested restricted stock activity for the year ended December 31, 2015:

	Restricted Stock
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding, December 31, 2014	52,436	$19.34
Granted	34,800	$20.63
Vested	(21,522)	$19.16
Forfeited	(3,502)	$20.08
Outstanding, December 31, 2015	62,212	$20.10

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. As of December 31, 2015, there was $645,000 total unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average period of 1.7 years.

In the first two months of 2016, the Corporation awarded 27,593 shares of restricted stock under the Stock Incentive Plan and 6,606 shares of restricted stock under the Independent Directors Stock Incentive Plans. The 2016 restricted stock awards under the Stock Incentive Plan vest ratably over three years, and vesting for 8,645 of the restricted shares depends on the Corporation meeting a ROAE target each year. The 2016 restricted stock issued under the Independent Directors Stock Incentive Plan vests over one year. Total estimated stock-based compensation for 2016 is $651,000. The restricted stock awards made in the first two months of 2016 are not included in the tables above.

The Corporation has issued shares from treasury stock for almost all stock option exercises through December 31, 2015. Management does not anticipate that stock repurchases will be necessary to accommodate stock option exercises in 2016.

14. INCOME TAXES

The net deferred tax asset at December 31, 2015 and 2014 represents the following temporary difference components:

	December 31,	December 31,
(In Thousands)	2015	2014
Deferred tax assets:
Net realized losses on securities	$69	$144
Allowance for loan losses	2,761	2,568
Credit for alternative minimum tax paid	0	537
Other deferred tax assets	2,634	2,595
Total deferred tax assets	5,464	5,844

Deferred tax liabilities:
Unrealized holding gains on securities	1,342	2,844
Defined benefit plans - ASC 835	19	43
Bank premises and equipment	869	1,134
Core deposit intangibles	11	18
Other deferred tax liabilities	108	137
Total deferred tax liabilities	2,349	4,176
Deferred tax asset, net	$3,115	$1,668

The provision for income taxes includes the following:

(In thousands)	2015	2014	2013
Currently payable	$5,097	$4,280	$4,125
Tax expense resulting from allocations of certain tax benefits to equity or as a
reduction in other assets	161	158	219
Deferred	79	1,254	1,839
Total provision	$5,337	$5,692	$6,183

A reconciliation of income tax at the statutory rate to the Corporation’s effective rate is as follows (amounts in thousands):

(Amounts in thousands)	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Expected provision	$7,633	35.00	$7,972	35.00	$8,672	35.00
Tax-exempt interest income	(1,914)	(8.78)	(1,982)	(8.70)	(2,137)	(8.62)
Nondeductible interest expense	51	0.23	56	0.25	60	0.24
Dividends received deduction	(75)	(0.34)	(79)	(0.35)	(76)	(0.31)
Increase in cash surrender value of life insurance	(135)	(0.62)	(132)	(0.58)	(140)	(0.57)
Employee stock option compensation	0	0.00	41	0.18	67	0.27
Tax benefit from limited partnership investment	(80)	(0.37)	(83)	(0.36)	(85)	(0.34)
Other, net	(143)	(0.66)	(101)	(0.44)	(178)	(0.72)
Effective income tax provision	$5,337	24.47	$5,692	24.99	$6,183	24.95

The Corporation has investments in three limited partnerships that manage affordable housing projects that have qualified for the federal low-income housing tax credit. The Corporation’s expected return from these investments is based on the receipt of tax credits and tax benefits from deductions of operating losses. The Corporation uses the effective yield method to account for these investments, with the benefits recognized as a reduction of the provision for income taxes. For two of the three limited partnership investments, the tax credits have been received in full in prior years, and the Corporation has fully realized the benefits of the credits and amortized its initial investments in the partnerships. The most recent affordable housing project was completed in 2013, and the Corporation received tax credits in 2013 and 2014 and expects to continue to receive tax credits annually through 2022. The carrying amount of the Corporation’s investment is $812,000 at December 31, 2015 and $906,000 at December 31, 2014 (included in Other Assets in the consolidated balance sheets). For 2015, the estimated amount of tax credits and other tax benefits to be received is $158,000 and the amount recognized as a reduction of the provision for income taxes is $80,000. In 2014, the Corporation received tax credits and other tax benefits totaling $159,000, and recognized a reduction of the provision for income tax of $83,000. In 2013, the Corporation received tax credits and other tax benefits totaling $160,000, and recognized a reduction of the provision for income tax of $85,000.

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns. With limited exceptions, the Corporation is no longer subject to examination by the Internal Revenue Service for years prior to 2011.

15. RELATED PARTY TRANSACTIONS

Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:

(In Thousands)	Beginning	New		Other	Ending
	Balance	Loans	Repayments	Changes	Balance
11 directors, 7 executive officers 2015	$12,023	$52	$(808)	$(1,021)	$10,246
12 directors, 8 executive officers 2014	12,547	188	(1,358)	646	12,023
11 directors, 8 executive officers 2013	14,125	1,110	(2,723)	35	12,547

In the table above, other changes represent net changes in the balance of existing lines of credit and transfers in and out of the related party category.

Deposits from related parties held by the Corporation amounted to $3,194,000 at December 31, 2015 and $3,203,000 at December 31, 2014.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2015 and 2014 are as follows:

(In Thousands)	2015	2014
Commitments to extend credit	$156,407	$143,863
Standby letters of credit	13,340	13,415

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

Standby letters of credit are conditional commitments issued by the Corporation guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Some of the standby letters of credit are collateralized by real estate or other assets, and others are unsecured. The extent to which proceeds from liquidation of collateral would be expected to cover the maximum potential amount of future payments related to standby letters of credit is not estimable. The Corporation has recorded no liability associated with standby letters of credit as of December 31, 2015 and 2014.

Standby letters of credit as of December 31, 2015 expire as follows:

Amount
Year of Expiration	(In Thousands)
2016	$10,767
2017	371
2019	40
2021 and Thereafter	2,162
Total	$13,340

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and C&N Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital, Tier I capital (as defined in the regulations) and Common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015 and 2014, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject.

To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier I risk based, Common equity risk based and Tier I leverage ratios as set forth in the following table. The Corporation’s and C&N Bank’s actual capital amounts and ratios are also presented in the following table:

(Dollars in Thousands)					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015:
Total capital to risk-weighted assets:
Consolidated	$181,216	24.40%	$59,424	³8%	$74,281	³10%
C&N Bank	161,187	21.83%	59,058	³8%	73,823	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	173,009	23.29%	29,712	³6%	59,424	³8%
C&N Bank	153,298	20.77%	29,529	³6%	59,058	³8%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	173,009	23.29%	29,712	³4.5%	48,282	³6.5%
C&N Bank	153,298	20.77%	29,529	³4.5%	47,985	³6.5%
Tier 1 capital to average assets:
Consolidated	173,009	14.31%	48,355	³4%	60,444	³5%
C&N Bank	153,298	12.81%	47,861	³4%	59,826	³5%

December 31, 2014:
Total capital to risk-weighted assets:
Consolidated	$179,588	27.60%	$52,051	³8%	n/a	n/a
C&N Bank	156,420	24.33%	51,442	³8%	$64,303	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	170,880	26.26%	26,026	³4%	n/a	n/a
C&N Bank	149,055	23.18%	25,721	³4%	38,582	³6%
Tier 1 capital to average assets:
Consolidated	170,880	13.89%	49,224	³4%	n/a	n/a
C&N Bank	149,055	12.22%	48,798	³4%	60,998	³5%

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

Banking regulators limit the amount of dividends that may be paid by C&N Bank to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $87,471,000 at December 31, 2015, subject to the minimum capital ratio requirements noted above.

Restrictions imposed by federal law prohibit the Corporation from borrowing from C&N Bank unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of C&N Bank’s tangible stockholder’s equity (excluding accumulated other comprehensive income) or $15,733,000 at December 31, 2015.

19. PARENT COMPANY ONLY

The following is condensed financial information for Citizens & Northern Corporation:

CONDENSED BALANCE SHEET	December 31,
(In Thousands)	2015	2014
ASSETS
Cash	$5,847	$9,624
Investment in subsidiaries:
Citizens & Northern Bank	167,277	164,551
Citizens & Northern Investment Corporation	10,966	10,822
Bucktail Life Insurance Company	3,392	3,336
Other assets	24	36
TOTAL ASSETS	$187,506	$188,369

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$19	$7
Stockholders' equity	187,487	188,362
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$187,506	$188,369

CONDENSED INCOME STATEMENT
(In Thousands)	2015	2014	2013
Dividends from Citizens & Northern Bank	$11,569	$22,608	$11,108
Expenses	(234)	(112)	(108)
Income before equity in undistributed income of subsidiaries	11,335	22,496	11,000
Equity in undistributed income (loss) of subsidiaries	5,136	(5,410)	7,594
NET INCOME	$16,471	$17,086	$18,594

CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,471	$17,086	$18,594
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss of
subsidiaries	(5,136)	5,410	(7,594)
Decrease (increase) in other assets	12	(36)	7
Increase in other liabilities	12	1	0
Net Cash Provided by Operating Activities	11,359	22,461	11,007

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of treasury stock	381	123	184
Tax benefit from compensation plans, net	143	137	127
Purchase of treasury stock	(4,415)	(4,002)	0
Dividends paid	(11,245)	(11,392)	(10,916)
Net Cash (Used in) Financing Activities	(15,136)	(15,134)	(10,605)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,777)	7,327	402
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,624	2,297	1,895
CASH AND CASH EQUIVALENTS, END OF YEAR	$5,847	$9,624	$2,297

20. SUMMARY OF QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following table presents summarized quarterly financial data for 2015 and 2014:

(In Thousands Except Per Share Data) (Unaudited)
	2015 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$11,163	$11,186	$11,134	$11,036
Interest expense	1,213	1,176	1,126	1,087
Net interest income	9,950	10,010	10,008	9,949
Provision for loan losses	3	221	302	319
Net interest income after provision for loan losses	9,947	9,789	9,706	9,630
Other income	3,487	3,962	3,961	3,994
Net gains on available-for-sale securities	74	932	79	1,776
Loss on prepayment of borrowings	0	910	0	1,663
Other expenses	8,464	7,964	8,117	8,411
Income before income tax provision	5,044	5,809	5,629	5,326
Income tax provision	1,229	1,452	1,395	1,261
Net income	$3,815	$4,357	$4,234	$4,065
Net income per share – basic	$0.31	$0.36	$0.35	$0.33
Net income per share – diluted	$0.31	$0.36	$0.35	$0.33

	2014 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$11,406	$11,563	$11,572	$11,468
Interest expense	1,288	1,290	1,287	1,257
Net interest income	10,118	10,273	10,285	10,211
(Credit) provision for loan losses	(311)	446	218	123
Net interest income after (credit) provision for loan losses	10,429	9,827	10,067	10,088
Other income	3,751	3,980	3,887	3,802
Net gains on available-for-sale securities	31	103	760	210
Other expenses	8,524	8,347	9,036	8,250
Income before income tax provision	5,687	5,563	5,678	5,850
Income tax provision	1,399	1,400	1,411	1,482
Net income	$4,288	$4,163	$4,267	$4,368
Net income per share – basic	$0.35	$0.33	$0.34	$0.36
Net income per share – diluted	$0.34	$0.33	$0.34	$0.35

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited the accompanying consolidated balance sheets of Citizens & Northern Corporation and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. Citizens & Northern Corporation and subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens & Northern Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens & Northern Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2016 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Williamsport, Pennsylvania

February 18, 2016

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Corporation’s management is responsible for establishing and maintaining effective internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Corporation’s system of internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Corporation’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Corporation’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of the Corporation’s management and directors; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect and correct misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, we concluded that, as of December 31, 2015, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013).

Baker Tilly Virchow Krause, LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2015. That report appears below.

February 18, 2016	By:	/s/ J. Bradley Scovill
Date		President and Chief Executive Officer

February 18, 2016	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer

Report Of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited Citizens & Northern Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Citizens & Northern Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Citizens & Northern Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Citizens & Northern Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of Citizens & Northern Corporation and subsidiaries, and our report dated February 18, 2016 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Williamsport, Pennsylvania

February 18, 2016

ITEM 9B. OTHER INFORMATION

There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter 2015 that was not disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is incorporated herein by reference to disclosure under the captions “Proposal 1 - Election of Directors,” “Executive Officers,” “Information Concerning Security Ownership” and “Meetings and Committees of the Board of Directors” of the Corporation’s proxy statement dated March 11, 2016 for the annual meeting of stockholders to be held on April 21, 2016.

The Corporation’s Board of Directors has adopted a Code of Ethics, available on the Corporation’s web site at www.cnbankpa.com for the Corporation’s employees, officers and directors. (The provisions of the Code of Ethics are also included in the Corporation’s employee handbook.)

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to disclosure under the captions “Compensation Discussion and Analysis” and “Executive Compensation Tables” of the Corporation’s proxy statement dated March 11, 2016 for the annual meeting of stockholders to be held on April 21, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the caption “Beneficial Ownership of Executive Officers and Directors” of the Corporation’s proxy statement dated March 11, 2016 for the annual meeting of stockholders to be held on April 21, 2016.

“Equity Compensation Plan Information” as required by Item 201(d) of Regulation S-K is incorporated by reference herein from Item 5 (Market for Registrant’s Common Equity and Related Stockholder Matters) of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning loans and deposit balances with Directors and Executive Officers is provided in Note 15 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Additional information, including information concerning director independence, is incorporated herein by reference to disclosure appearing under the captions “Director Independence” and "Related Person Transaction and Policies" of the Corporation's proxy statement dated March 11, 2016 for the annual meeting of stockholders to be held on April 21, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning services provided by the Corporation’s independent auditor Baker Tilly Virchow Krause LLP , the audit committee’s pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the caption “Fees of Independent Public Accountants” of the Corporation’s proxy statement dated March 11, 2016 for the annual meeting of stockholders to be held on April 21, 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following consolidated financial statements are set forth in Part II, Item 8:

(a)(2) Financial statement schedules are not applicable or included in the financial statements or related notes.

2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.2 of the Corporation's Form 8-K filed September 21, 2009

4. Instruments defining the rights of Security holders, including indentures	Not applicable

9. Voting trust agreement	Not applicable

10. Material contracts:
10.1 Form of Restricted Stock agreement dated January 5, 2016 between the Corporation and Executive Officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

10.2 Form of Restricted Stock agreement dated January 5, 2016 between the Corporation and certain non-executive officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

10.3 Form of Restricted Stock agreement dated January 5, 2016 between the Corporation and its independent directors pursuant to the Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Filed herewith

10.4 Form of Restricted Stock agreement dated February 2, 2016 between the Corporation and J. Bradley Scovill pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

10.5 2016 Annual Performance Incentive Award Plan	Filed herewith

10.6 2016 Annual Performance Incentive Award Plan - Mortgage Lenders	Filed herewith

10.7 Employment agreement dated March 2, 2015 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on February 9, 2015

10.8 Employment agreement dated September 19, 2013 between the Corporation and Mark A. Hughes	Incorporated by reference to Exhibit 10.2 filed with Corporation’s Form 8-K on September 19, 2013

10.9 Employment agreement dated September 19, 2013 between the Corporation and Harold F. Hoose, III	Incorporated by reference to Exhibit 10.3 filed with Corporation’s Form 8-K on September 19, 2013

10.10 Employment agreement dated September 19, 2013 between the Corporation and Deborah E. Scott	Incorporated by reference to Exhibit 10.4 filed with Corporation’s Form 8-K on September 19, 2013

10.11 Form of Indemnification Agreement dated February 11, 2015 between the Corporation and Stan R. Dunsmore	Incorporated by reference to Exhibit 10.9 filed with Corporation’s Form 10-K on February 26, 2015

10.12 Form of Indemnification Agreement dated January 2, 2013 between the Corporation and Shelley L. D'Haene	Incorporated by reference to Exhibit 10.5 filed with Corporation’s Form 10-K on February 21, 2013

10.13 Form of Indemnification Agreement dated January 19, 2011 between the Corporation and John M. Reber	Incorporated by reference to Exhibit 10.6 filed with Corporation's Form 10-K on Feb. 28, 2011

10.14 Form of Indemnification Agreements dated May 2004 between the Corporation and the Directors and certain officers	Incorporated by reference to exhibit 10.1 filed with Corporation’s 10-K on March 11, 2005

10.15 Change in Control Agreement dated March 17, 2015 between the Corporation and Stan R. Dunsmore	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on May 8, 2015

10.16 Change in Control Agreement dated January 2, 2013 between the Corporation and Shelley L. D'Haene	Incorporated by reference to Exhibit 10.7 filed with Corporation’s Form 10-K on February 21, 2013

10.17 Change in Control Agreement dated April 15, 2008 between the Corporation and George M. Raup	Incorporated by reference to Exhibit 10.9 filed with the Corporation's Form 10-K on March 6, 2009

10.18 Change in Control Agreement dated January 20, 2005 Between the Corporation and John M. Reber	Filed herewith

10.19 Change in Control Agreement dated December 31, 2003 between the Corporation and Thomas L. Rudy, Jr.	Incorporated by reference to Exhibit 10.2 filed with the Corporation's Form 10-K

10.20 Third Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation's proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.21 Second Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 filed with the Corporation's Form 10-K on March 10, 2004

10.22 First Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with the Corporation's Form 10-K on March 10, 2004

10.23 Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 filed with the Corporation's Form 10-K on March 10, 2004

10.24 First Amendment to Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit B to the Corporation's proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.25 Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation's proxy statement dated March 19, 2001 for the annual meeting of stockholders held on April 17, 2001.

10.26 Citizens & Northern Corporation Supplemental Executive Retirement Plan (as amended and restated)	Incorporated by reference to Exhibit 10.21 filed with the Corporation's Form 10-K on March 6, 2009

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 4 to the Consolidated Financial Statements, which is included in Part II, Item 8 of Form 10-K

12. Statements re: computation of ratios	Not applicable

13. Annual report to security holders, Form 10-Q or quarterly report to security holders	Not applicable

14. Code of ethics	The Code of Ethics is available through the Corporation's website at www.cnbankpa.com. To access the Code of Ethics, click on "Investor Relations," followed by “Pages within Investor Relations,” “Corporate Governance Policies,” and “Code of Ethics.”

16. Letter re: change in certifying accountant	Not applicable

18. Letter re: change in accounting principles	Not applicable

21. Subsidiaries of the registrant	Filed herewith

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consent of Independent Registered Public Accounting Firm	Filed herewith

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

33. Report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

34. Attestation report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

35. Service compliance statement	Not applicable

99. Additional exhibits:
99.1 Additional information mailed or made available online to shareholders with proxy statement and Form 10-K on March 11, 2016	Filed herewith

100. XBRL-related documents	Not applicable

101. Interactive data file	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By: /s/ J. Bradley Scovill
President and Chief Executive Officer

Date: February 18, 2016

By: /s/ Mark A. Hughes
Treasurer and Principal Accounting Officer

Date: February 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS

/s/	Dennis F. Beardslee	/s/	Edward H. Owlett, III
	Dennis F. Beardslee		Edward H. Owlett, III
	Date: February 18, 2016		Date: February 18, 2016

/s/	Jan E. Fisher	/s/	J. Bradley Scovill
	Jan E. Fisher		J. Bradley Scovill
	Date: February 18, 2016		Date: February 18, 2016

/s/	R. Bruce Haner	/s/	Leonard Simpson
	R. Bruce Haner		Leonard Simpson
	Date: February 18, 2016		Date: February 18, 2016

/s/	Susan E. Hartley	/s/	James E. Towner
	Susan E. Hartley		James E. Towner
	Date: February 18, 2016		Date: February 18, 2016

/s/	Leo F. Lambert	/s/	Ann M. Tyler
	Leo F. Lambert		Ann M. Tyler
	Date: February 18, 2016		Date: February 18, 2016

/s/	Terry L. Lehman	/s/	Frank G. Pellegrino
	Terry L. Lehman		Frank G. Pellegrino
	Date: February 18, 2016		Date: February 18, 2016