Form 10-Q
period 2016-03-31
CITIZENS & NORTHERN CORP
filed 2016-05-05
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	12,048,128 Shares Outstanding on May 2, 2016

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data) (Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks:
Noninterest-bearing	$13,744	$14,710
Interest-bearing	27,429	21,351
Total cash and due from banks	41,173	36,061
Available-for-sale securities, at fair value	413,606	420,290
Loans held for sale	526	280

Loans receivable	701,605	704,880
Allowance for loan losses	(7,661)	(7,889)
Loans, net	693,944	696,991
Bank-owned life insurance	19,418	20,764
Accrued interest receivable	3,900	3,768
Bank premises and equipment, net	15,376	15,406
Foreclosed assets held for sale	1,584	1,260
Deferred tax asset, net	949	3,115
Intangible asset - Core deposit intangibles	27	30
Intangible asset - Goodwill	11,942	11,942
Other assets	14,099	13,510
TOTAL ASSETS	$1,216,544	$1,223,417

LIABILITIES
Deposits:
Noninterest-bearing	$216,679	$211,041
Interest-bearing	739,169	724,574
Total deposits	955,848	935,615
Short-term borrowings	25,952	53,496
Long-term borrowings	38,692	38,767
Accrued interest and other liabilities	7,742	8,052
TOTAL LIABILITIES	1,028,234	1,035,930

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued at March 31, 2016 and December 31, 2015	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2016 and 2015; issued 12,655,171 at March 31, 2016 and December 31, 2015; outstanding 12,081,030 at March 31, 2016 and 12,180,623 December 31, 2015	12,655	12,655
Paid-in capital	71,212	71,654
Retained earnings	109,901	109,454
Treasury stock, at cost; 574,141 shares at March 31, 2016 and 474,548 shares at December 31, 2015	(10,854)	(8,804)
Sub-total	182,914	184,959
Accumulated other comprehensive income:
Unrealized gain on available-for-sale securities	5,347	2,493
Defined benefit plans gain	49	35
Total accumulated other comprehensive income	5,396	2,528
TOTAL STOCKHOLDERS' EQUITY	188,310	187,487
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,216,544	$1,223,417

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income

(In Thousands Except Per Share Data) (Unaudited)

	3 Months Ended
	March 31,	March 31,
	2016	2015
INTEREST INCOME
Interest and fees on loans	$7,974	$7,709
Interest on balances with depository institutions	24	26
Interest on loans to political subdivisions	448	349
Interest on mortgages held for sale	6	2
Income from available-for-sale securities:
Taxable	1,555	1,974
Tax-exempt	896	1,016
Dividends	34	87
Total interest and dividend income	10,937	11,163
INTEREST EXPENSE
Interest on deposits	479	486
Interest on short-term borrowings	62	1
Interest on long-term borrowings	363	726
Total interest expense	904	1,213
Net interest income	10,033	9,950
Provision for loan losses	368	3
Net interest income after provision for loan losses	9,665	9,947
OTHER INCOME
Service charges on deposit accounts	1,138	1,022
Service charges and fees	94	113
Trust and financial management revenue	1,144	1,114
Brokerage revenue	173	219
Insurance commissions, fees and premiums	21	40
Interchange revenue from debit card transactions	463	474
Net gains from sale of loans	168	147
(Decrease) in fair value of servicing rights	(71)	(117)
Increase in cash surrender value of life insurance	96	97
Other operating income	464	447
Sub-total	3,690	3,556
Realized gains on available-for-sale securities, net	383	74
Total other income	4,073	3,630
OTHER EXPENSES
Salaries and wages	3,887	3,487
Pensions and other employee benefits	1,437	1,385
Occupancy expense, net	609	722
Furniture and equipment expense	427	454
FDIC Assessments	142	151
Pennsylvania shares tax	322	318
Professional fees	289	156
Automated teller machine and interchange expense	249	246
Software subscriptions	241	197
Other operating expense	1,469	1,417
Total other expenses	9,072	8,533
Income before income tax provision	4,666	5,044
Income tax provision	1,093	1,229
NET INCOME	$3,573	$3,815
NET INCOME PER SHARE - BASIC	$0.29	$0.31
NET INCOME PER SHARE - DILUTED	$0.29	$0.31

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income

(In Thousands)

	3 Months Ended
	March 31,	March 31,
	2016	2015
Net income	$3,573	$3,815

Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	4,774	3,725
Reclassification adjustment for gains realized in income	(383)	(74)
Other comprehensive gain on available-for-sale securities	4,391	3,651

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in accumulated other comprehensive gain (loss)	26	(100)
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(5)	(3)
Other comprehensive gain (loss) on unfunded retirement obligations	21	(103)

Other comprehensive income before income tax	4,412	3,548
Income tax related to other comprehensive income	(1,544)	(1,242)

Net other comprehensive income	2,868	2,306

Comprehensive income	$6,441	$6,121

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	3 Months Ended
	March 31,	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,573	$3,815
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	368	3
Realized gains on available-for-sale securities, net	(383)	(74)
Realized loss on foreclosed assets	46	13
Depreciation expense	408	469
Accretion and amortization on securities, net	297	383
Accretion and amortization on loans and deposits, net	(4)	(5)
Decrease in fair value of servicing rights	71	117
Increase in cash surrender value of life insurance	(96)	(97)
Stock-based compensation	162	150
Amortization of core deposit intangibles	3	5
Deferred income taxes	622	440
Gains on sales of loans, net	(168)	(147)
Origination of loans for sale	(4,975)	(4,150)
Proceeds from sales of loans	4,861	4,052
Increase in accrued interest receivable and other assets	(759)	(1,752)
(Decrease) increase in accrued interest payable and other liabilities	(289)	487
Net Cash Provided by Operating Activities	3,737	3,709
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	100	0
Purchase of certificate of deposit	(100)	0
Proceeds from sales of available-for-sale securities	8,695	861
Proceeds from calls and maturities of available-for-sale securities	17,318	19,400
Purchase of available-for-sale securities	(14,852)	(28,152)
Redemption of Federal Home Loan Bank of Pittsburgh stock	2,297	485
Purchase of Federal Home Loan Bank of Pittsburgh stock	(901)	(546)
Net decrease in loans	2,313	1,402
Purchase of premises and equipment	(378)	(367)
Return of principal on limited liability entity investments	49	54
Proceeds from sale of foreclosed assets	0	191
Net Cash Provided by (Used in) Investing Activities	14,541	(6,672)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	20,233	8,645
Net (decrease) increase in short-term borrowings	(27,544)	303
Repayments of long-term borrowings	(75)	(72)
Purchase of treasury stock	(3,070)	(3,022)
Sale of treasury stock	34	279
Tax benefit from compensation plans	45	42
Common dividends paid	(2,789)	(2,829)
Net Cash (Used in) Provided by Financing Activities	(13,166)	3,346
INCREASE IN CASH AND CASH EQUIVALENTS	5,112	383
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	33,313	31,619
CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,425	$32,002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$370	$598
Accrued redemption of bank-owned life insurance policy	$1,442	$0
Interest paid	$905	$1,201
Income taxes paid	$225	$175

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders' Equity

(In Thousands Except Share and Per Share Data)

(Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Income	Stock	Total
Three Months Ended March 31, 2016
Balance, December 31, 2015	12,655,171	474,548	$12,655	$71,654	$109,454	$2,528	$(8,804)	$187,487
Net income					3,573			3,573
Other comprehensive income, net						2,868		2,868
Cash dividends declared on common stock, $0.26 per share					(3,165)			(3,165)
Shares issued for dividend reinvestment plan		(18,777)		24			352	376
Treasury stock purchased		154,350					(3,070)	(3,070)
Shares issued from treasury for exercise of stock options		(2,090)		(4)			38	34
Restricted stock granted		(34,199)		(635)			635	0
Forfeiture of restricted stock		309		5			(5)	0
Stock-based compensation expense				162				162
Tax benefit from dividends on restricted stock				6				6
Tax benefit from employee benefit plan					39			39
Balance, March 31, 2016	12,655,171	574,141	$12,655	$71,212	$109,901	$5,396	$(10,854)	$188,310

Three Months Ended March 31, 2015
Balance, December 31, 2014	12,655,171	375,191	$12,655	$71,541	$105,550	$5,360	$(6,744)	$188,362
Net income					3,815			3,815
Other comprehensive income, net						2,306		2,306
Cash dividends declared on common stock, $0.26 per share					(3,201)			(3,201)
Shares issued for dividend reinvestment plan		(19,239)					372	372
Treasury stock purchased		155,800					(3,022)	(3,022)
Shares issued from treasury for exercise of stock options		(16,908)		(28)			307	279
Restricted stock granted		(34,800)		(627)			627	0
Forfeiture of restricted stock		1,943		33			(33)	0
Stock-based compensation expense				150				150
Tax benefit from dividends on restricted stock				5				5
Tax benefit from employee benefit plan					37			37
Balance, March 31, 2015	12,655,171	461,987	$12,655	$71,074	$106,201	$7,666	$(8,493)	$189,103

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF INTERIM PRESENTATION

The consolidated financial information included herein, with the exception of the consolidated balance sheet dated December 31, 2015, is unaudited. Such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity for the interim periods; however, the information does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for a complete set of financial statements. Certain 2015 information has been reclassified for consistency with the 2016 presentation.

Operating results reported for the three-month ended March 31, 2016 might not be indicative of the results for the year ending December 31, 2016. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Three Months Ended March 31, 2016
Earnings per share – basic	$3,573,000	12,155,108	$0.29
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		198,985
Hypothetical share repurchase at $20.05		(178,215)
Earnings per share – diluted	$3,573,000	12,175,878	$0.29

Three Months Ended March 31, 2015
Earnings per share – basic	$3,815,000	12,268,306	$0.31
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		181,385
Hypothetical share repurchase at $19.78		(160,552)
Earnings per share – diluted	$3,815,000	12,289,139	$0.31

Stock options that were anti-dilutive were excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 47,309 shares in the three-month period ended March 31, 2016 and 103,104 shares in the three-month period ended March 31, 2015.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of other comprehensive income, and the related tax effects, are as follows:

(In Thousands)	Before- Tax	Income Tax	Net-of- Tax
	Amount	Effect	Amount
Three Months Ended March 31, 2016
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$4,774	$(1,671)	$3,103
Reclassification adjustment for (gains) realized in income	(383)	134	(249)
Other comprehensive income on available-for-sale securities	4,391	(1,537)	2,854

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	26	(9)	17
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(5)	2	(3)
Other comprehensive income on unfunded retirement obligations	21	(7)	14

Total other comprehensive income	$4,412	$(1,544)	$2,868

(In Thousands)	Before- Tax	Income Tax	Net-of- Tax
	Amount	Effect	Amount
Three Months Ended March 31, 2015
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$3,725	$(1,304)	$2,421
Reclassification adjustment for (gains) realized in income	(74)	26	(48)
Other comprehensive income on available-for-sale securities	3,651	(1,278)	2,373

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	(100)	35	(65)
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(3)	1	(2)
Other comprehensive loss on unfunded retirement obligations	(103)	36	(67)

Total other comprehensive income	$3,548	$(1,242)	$2,306

Changes in the components of accumulated other comprehensive income are as follows and are presented net of tax:

(In Thousands)	Unrealized	Unfunded	Accumulated
	Holding	Pension and	Other
	Gains	Postretirement	Comprehensive
	on Securities	Obligations	Income
Three Months Ended March 31, 2016
Balance, beginning of period	$2,493	$35	$2,528
Other comprehensive income before reclassifications	3,103	17	3,120
Amounts reclassified from accumulated other comprehensive income	(249)	(3)	(252)
Other comprehensive income	2,854	14	2,868
Balance, end of period	$5,347	$49	$5,396

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Unrealized	Unfunded	Accumulated
	Holding	Pension and	Other
	Gains	Postretirement	Comprehensive
	on Securities	Obligations	Income
Three Months Ended March 31, 2015
Balance, beginning of period	$5,281	$79	$5,360
Other comprehensive income before reclassifications	2,421	(65)	2,356
Amounts reclassified from accumulated other comprehensive income	(48)	(2)	(50)
Other comprehensive income	2,373	(67)	2,306
Balance, end of period	$7,654	$12	$7,666

Items reclassified out of each component of other comprehensive income are as follows:

For the Three Months Ended March 31, 2016
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale securities	$(383)	Realized gains on available-for-sale securities, net
	134	Income tax provision
	(249)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(8)	Pensions and other employee benefits
Actuarial loss	3	Pensions and other employee benefits
	(5)	Total before tax
	2	Income tax provision
	(3)	Net of tax
Total reclassifications for the period	$(252)

For the Three Months Ended March 31, 2015
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale securities	$(74)	Realized gains on available-for-sale securities, net
	26	Income tax provision
	(48)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(7)	Pensions and other employee benefits
Actuarial loss	4	Pensions and other employee benefits
	(3)	Total before tax
	1	Income tax provision
	(2)	Net of tax
Total reclassifications for the period	$(50)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

4. CASH AND DUE FROM BANKS

Cash and due from banks at March 31, 2016 and December 31, 2015 include the following:

(In thousands)	March 31,	Dec. 31,
	2016	2015
Cash and cash equivalents	$38,425	$33,313
Certificates of deposit	2,748	2,748
Total cash and due from banks	$41,173	$36,061

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $14,562,000 at March 31, 2016 and $15,327,000 at December 31, 2015.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2016 and December 31, 2015, assets measured at fair value and the valuation methods used are as follows:

		March 31, 2016
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$10,707	$0	$10,707
Obligations of states and political subdivisions:
Tax-exempt	0	111,959	0	111,959
Taxable	0	35,094	0	35,094
Mortgage-backed securities	0	73,243	0	73,243
Collateralized mortgage obligations, Issued by U.S. Government agencies	0	180,860	0	180,860
Collateralized debt obligations	0	7	0	7
Total debt securities	0	411,870	0	411,870
Marketable equity securities	1,736	0	0	1,736
Total available-for-sale securities	1,736	411,870	0	413,606
Servicing rights	0	0	1,261	1,261
Total recurring fair value measurements	$1,736	$411,870	$1,261	$414,867

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$1,420	$1,420
Valuation allowance	0	0	(306)	(306)
Impaired loans, net	0	0	1,114	1,114
Foreclosed assets held for sale	0	0	1,584	1,584
Total nonrecurring fair value measurements	$0	$0	$2,698	$2,698

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2015
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$10,483	$0	$10,483
Obligations of states and political subdivisions:
Tax-exempt	0	107,757	0	107,757
Taxable	0	34,597	0	34,597
Mortgage-backed securities	0	73,343	0	73,343
Collateralized mortgage obligations, Issued by U.S. Government agencies	0	191,715	0	191,715
Collateralized debt obligations	0	9	0	9
Total debt securities	0	417,904	0	417,904
Marketable equity securities	2,386	0	0	2,386
Total available-for-sale securities	2,386	417,904	0	420,290
Servicing rights	0	0	1,296	1,296
Total recurring fair value measurements	$2,386	$417,904	$1,296	$421,586

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$1,933	$1,933
Valuation allowance	0	0	(820)	(820)
Impaired loans, net	0	0	1,113	1,113
Foreclosed assets held for sale	0	0	1,260	1,260
Total nonrecurring fair value measurements	$0	$0	$2,373	$2,373

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

At March 31, 2016 and December 31, 2015, quantitative information regarding significant techniques and inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	3/31/16	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		3/31/16
Servicing rights	$1,261	Discounted cash flow	Discount rate	10.00%	Rate used through modeling period
			Loan prepayment speeds	168.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Fair Value at
	12/31/15	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/15
Servicing rights	$1,296	Discounted cash flow	Discount rate	10.00%	Rate used through modeling period
			Loan prepayment speeds	146.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	3 Months Ended
	March 31,	March 31,
	2016	2015
Servicing rights balance, beginning of period	$1,296	$1,281
Issuances of servicing rights	36	31
Unrealized losses included in earnings	(71)	(117)
Service rights balance, end of period	$1,261	$1,195

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2016 and December 31, 2015, quantitative information regarding significant techniques and inputs used for nonrecurring fair value measurements using unobservable inputs (Level 3 methodologies) are as follows:

(In Thousands, Except						Value at
Percentages)		Valuation				3/31/16
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	(Weighted
Asset	3/31/16	3/31/16	3/31/16	Technique	Inputs	Average)

Impaired loans:
Commercial:
Commercial loans secured by real estate	$311	$96	$215	Sales comparison	Discount to appraised value	47%
Commercial and industrial	599	158	441	Sales comparison	Discount to appraised value	52%
Loans secured by farmland	510	52	458	Sales comparison	Discount to appraised value	49%
Total impaired loans	$1,420	$306	$1,114
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$883	$0	$883	Sales comparison	Discount to appraised value	39%
Land	701	0	701	Sales comparison	Discount to appraised value	30%
Total foreclosed assets held for sale	$1,584	$0	$1,584

(In Thousands, Except						Value at
Percentages)		Valuation				12/31/15
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	(Weighted
Asset	12/31/15	12/31/15	12/31/15	Technique	Inputs	Average)

Impaired loans:
Residential mortgage loans - first liens	$42	$1	$41	Sales comparison	Discount to appraised value	31%
Commercial:
Commercial loans secured by real estate	317	97	220	Sales comparison	Discount to appraised value	46%
Commercial and industrial	75	75	0	Sales comparison	Discount to appraised value	31%
Loans secured by farmland	512	52	460	Sales comparison	Discount to appraised value	49%
Multi-family (5 or more) residential	987	595	392	Sales comparison	Discount to appraised value	41%
Total impaired loans	$1,933	$820	$1,113
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$556	$0	$556	Sales comparison	Discount to appraised value	32%
Land	704	0	704	Sales comparison	Discount to appraised value	29%
Total foreclosed assets held for sale	$1,260	$0	$1,260

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at March 31, 2016 and December 31, 2015. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	Valuation	March 31, 2016		December 31, 2015
	Method(s)	Carrying	Fair	Carrying	Fair
	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$38,425	$38,425	$33,313	$33,313
Certificates of deposit	Level 2	2,748	2,773	2,748	2,752
Available-for-sale securities	See Above	413,606	413,606	420,290	420,290
Restricted equity securities (included in Other Assets)	Level 2	3,261	3,261	4,657	4,657
Loans held for sale	Level 2	526	526	280	280
Loans, net	Level 3	693,944	688,359	696,991	685,552
Accrued interest receivable	Level 2	3,900	3,900	3,768	3,768
Servicing rights	Level 3	1,261	1,261	1,296	1,296

Financial liabilities:
Deposits with no stated maturity	Level 2	736,837	736,837	713,931	713,931
Time deposits	Level 2	219,011	219,237	221,684	221,891
Short-term borrowings	Level 2	25,952	25,841	53,496	53,398
Long-term borrowings	Level 2	38,692	40,247	38,767	40,166
Accrued interest payable	Level 2	69	69	70	70

6. SECURITIES

Amortized cost and fair value of available-for-sale securities at March 31, 2016 and December 31, 2015 are summarized as follows:

		March 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$10,661	$46	$0	$10,707
Obligations of states and political subdivisions:
Tax-exempt	107,269	4,756	(66)	111,959
Taxable	34,249	845	0	35,094
Mortgage-backed securities	72,210	1,060	(27)	73,243
Collateralized mortgage obligations, Issued by U.S. Government agencies	179,731	1,665	(536)	180,860
Collateralized debt obligations	7	0	0	7
Total debt securities	404,127	8,372	(629)	411,870
Marketable equity securities	1,253	483	0	1,736
Total	$405,380	$8,855	$(629)	$413,606

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$10,663	$12	$(192)	$10,483
Obligations of states and political subdivisions:
Tax-exempt	103,414	4,365	(22)	107,757
Taxable	34,317	381	(101)	34,597
Mortgage-backed securities	73,227	486	(370)	73,343
Collateralized mortgage obligations, Issued by U.S. Government agencies	193,145	623	(2,053)	191,715
Collateralized debt obligations:	9	0	0	9
Total debt securities	414,775	5,867	(2,738)	417,904
Marketable equity securities	1,680	706	0	2,386
Total	$416,455	$6,573	$(2,738)	$420,290

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015:

March 31, 2016	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions, Tax-exempt	$10,017	$(66)	$0	$0	$10,017	$(66)
Mortgage-backed securities	5,899	(27)	0	0	5,899	(27)
Collateralized mortgage obligations, Issued by U.S. Government agencies	5,820	(105)	44,291	(431)	50,111	(536)
Total temporarily impaired available-for-sale securities	$21,736	$(198)	$44,291	$(431)	$66,027	$(629)

December 31, 2015	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$0	$0	$7,850	$(192)	$7,850	$(192)
Obligations of states and political subdivisions:
Tax-exempt	5,200	(19)	216	(3)	5,416	(22)
Taxable	10,605	(60)	2,910	(41)	13,515	(101)
Mortgage-backed securities	38,764	(295)	3,503	(75)	42,267	(370)
Collateralized mortgage obligations, Issued by U.S. Government agencies	88,355	(648)	49,273	(1,405)	137,628	(2,053)
Total temporarily impaired available-for-sale securities	$142,924	$(1,022)	$63,752	$(1,716)	$206,676	$(2,738)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Gross realized gains and losses from available-for-sale securities were as follows:

(In Thousands)	3 Months Ended
	March 31,	March 31,
	2016	2015
Gross realized gains from sales	$383	$74
Gross realized losses from sales	0	0
Net realized gains	$383	$74

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of March 31, 2016. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$10,374	$10,451
Due from one year through five years	65,791	67,520
Due from five years through ten years	45,949	47,676
Due after ten years	30,072	32,120
Subtotal	152,186	157,767
Mortgage-backed securities	72,210	73,243
Collateralized mortgage obligations, Issued by U.S. Government agencies	179,731	180,860
Total	$404,127	$411,870

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

Investment securities carried at $215,510,000 at March 31, 2016 and $228,616,000 at December 31, 2015 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements.

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

A summary of information management considered in evaluating debt and equity securities for OTTI at March 31, 2016 is provided below.

Debt Securities

At March 31, 2016, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities at March 31, 2016 to be temporary.

Equity Securities

The Corporation’s marketable equity securities at March 31, 2016 and December 31, 2015 consisted exclusively of stocks of banking companies. At March 31, 2016, the Corporation held no stocks with an unrealized loss.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In the first quarter 2016, the Corporation had realized gains of $249,000 from the sale of bank stocks. The Corporation had no realized gains or losses from the sale of equity securities in the first quarter of 2015.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $3,131,000 at March 31, 2016 and $4,527,000 at December 31, 2015. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at March 31, 2016 and December 31, 2015. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

7. LOANS

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans. Loans outstanding at March 31, 2016 and December 31, 2015 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type
(In Thousands)	Mar. 31,	Dec. 31,
	2016	2015
Residential mortgage:
Residential mortgage loans - first liens	$306,753	$304,783
Residential mortgage loans - junior liens	21,622	21,146
Home equity lines of credit	38,627	39,040
1-4 Family residential construction	20,010	21,121
Total residential mortgage	387,012	386,090
Commercial:
Commercial loans secured by real estate	154,646	154,779
Commercial and industrial	71,628	75,196
Political subdivisions	38,364	40,007
Commercial construction and land	7,445	5,122
Loans secured by farmland	7,168	7,019
Multi-family (5 or more) residential	8,393	9,188
Agricultural loans	4,492	4,671
Other commercial loans	11,387	12,152
Total commercial	303,523	308,134
Consumer	11,070	10,656
Total	701,605	704,880
Less: allowance for loan losses	(7,661)	(7,889)
Loans, net	$693,944	$696,991

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either March 31, 2016 or December 31, 2015.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of March 31, 2016 and December 31, 2015, management determined that no allowance for credit losses related to unfunded loan commitments was required.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month periods ended March 31, 2016 and 2015 were as follows:

	Dec. 31,				March 31,
Three Months Ended March 31, 2016 (In Thousands)	2015 Balance	Charge-offs	Recoveries	Provision (Credit)	2016 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,645	$0	$0	$77	$2,722
Residential mortgage loans - junior liens	219	0	0	9	228
Home equity lines of credit	347	0	0	4	351
1-4 Family residential construction	207	0	0	(7)	200
Total residential mortgage	3,418	0	0	83	3,501
Commercial:
Commercial loans secured by real estate	1,939	0	1	87	2,027
Commercial and industrial	981	0	1	(6)	976
Commercial construction and land	58	0	0	26	84
Loans secured by farmland	106	0	0	2	108
Multi-family (5 or more) residential	675	(595)	0	176	256
Agricultural loans	45	0	0	(1)	44
Other commercial loans	118	0	0	(6)	112
Total commercial	3,922	(595)	2	278	3,607
Consumer	122	(18)	15	7	126
Unallocated	427	0	0	0	427

Total Allowance for Loan Losses	$7,889	$(613)	$17	$368	$7,661

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Dec. 31,				March 31,
Three Months Ended March 31, 2015 (In Thousands)	2014 Balance	Charge-offs	Recoveries	Provision (Credit)	2015 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,941	$(79)	$1	$(89)	$2,774
Residential mortgage loans - junior liens	176	0	0	24	200
Home equity lines of credit	322	0	0	0	322
1-4 Family residential construction	214	0	0	(7)	207
Total residential mortgage	3,653	(79)	1	(72)	3,503
Commercial:
Commercial loans secured by real estate	1,758	(115)	0	93	1,736
Commercial and industrial	688	(10)	1	5	684
Commercial construction and land	283	0	0	3	286
Loans secured by farmland	165	0	0	(6)	159
Multi-family (5 or more) residential	87	0	0	(6)	81
Agricultural loans	31	0	0	(2)	29
Other commercial loans	131	0	0	(8)	123
Total commercial	3,143	(125)	1	79	3,098
Consumer	145	(18)	15	(3)	139
Unallocated	395	0	0	(1)	394

Total Allowance for Loan Losses	$7,336	$(222)	$17	$3	$7,134

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of March 31, 2016 and December 31, 2015:

March 31, 2016
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$296,394	$378	$9,915	$66	$306,753
Residential mortgage loans - junior liens	20,920	276	426	0	21,622
Home Equity lines of credit	37,570	492	565	0	38,627
1-4 Family residential construction	19,994	16	0	0	20,010
Total residential mortgage	374,878	1,162	10,906	66	387,012
Commercial:
Commercial loans secured by real estate	140,985	4,444	9,217	0	154,646
Commercial and Industrial	67,568	2,257	1,676	127	71,628
Political subdivisions	38,364	0	0	0	38,364
Commercial construction and land	7,282	60	103	0	7,445
Loans secured by farmland	5,452	171	1,525	20	7,168
Multi-family (5 or more) residential	7,751	0	642	0	8,393
Agricultural loans	4,478	0	14	0	4,492
Other commercial loans	11,309	0	78	0	11,387
Total commercial	283,189	6,932	13,255	147	303,523
Consumer	10,878	20	172	0	11,070
Totals	$668,945	$8,114	$24,333	$213	$701,605

December 31, 2015
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$295,302	$407	$9,007	$67	$304,783
Residential mortgage loans - junior liens	20,558	185	403	0	21,146
Home equity lines of credit	38,071	543	426	0	39,040
1-4 Family residential construction	21,104	17	0	0	21,121
Total residential mortgage	375,035	1,152	9,836	67	386,090
Commercial:
Commercial loans secured by real estate	140,381	5,862	8,536	0	154,779
Commercial and Industrial	71,225	2,106	1,737	128	75,196
Political subdivisions	40,007	0	0	0	40,007
Commercial construction and land	4,957	60	105	0	5,122
Loans secured by farmland	5,084	483	1,432	20	7,019
Multi-family (5 or more) residential	7,943	0	1,245	0	9,188
Agricultural loans	4,655	0	16	0	4,671
Other commercial loans	12,073	0	79	0	12,152
Total commercial	286,325	8,511	13,150	148	308,134
Consumer	10,490	21	145	0	10,656
Totals	$671,850	$9,684	$23,131	$215	$704,880

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

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 59% at March 31, 2016) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Also, all loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment. Loans that are individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually evaluated, but which have not been determined to be impaired, are included in the “Collectively Evaluated” column in the tables summarizing the allowance and associated loan balances as of March 31, 2016 and December 31, 2015.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of March 31, 2016 and December 31, 2015:

March 31, 2016	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$833	$305,920	$306,753	$0	$2,722	$2,722
Residential mortgage loans - junior liens	72	21,550	21,622	0	228	228
Home equity lines of credit	0	38,627	38,627	0	351	351
1-4 Family residential construction	0	20,010	20,010	0	200	200
Total residential mortgage	905	386,107	387,012	0	3,501	3,501
Commercial:
Commercial loans secured by real estate	6,065	148,581	154,646	96	1,931	2,027
Commercial and industrial	832	70,796	71,628	155	821	976
Political subdivisions	0	38,364	38,364	0	0	0
Commercial construction and land	0	7,445	7,445	0	84	84
Loans secured by farmland	1,418	5,750	7,168	52	56	108
Multi-family (5 or more) residential	392	8,001	8,393	0	256	256
Agricultural loans	14	4,478	4,492	0	44	44
Other commercial loans	0	11,387	11,387	0	112	112
Total commercial	8,721	294,802	303,523	303	3,304	3,607
Consumer	4	11,066	11,070	3	123	126
Unallocated						427

Total	$9,630	$691,975	$701,605	$306	$6,928	$7,661

December 31, 2015	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$884	$303,899	$304,783	$1	$2,644	$2,645
Residential mortgage loans - junior liens	74	21,072	21,146	0	219	219
Home equity lines of credit	0	39,040	39,040	0	347	347
1-4 Family residential construction	0	21,121	21,121	0	207	207
Total residential mortgage	958	385,132	386,090	1	3,417	3,418
Commercial:
Commercial loans secured by real estate	6,262	148,517	154,779	97	1,842	1,939
Commercial and industrial	324	74,872	75,196	75	906	981
Political subdivisions	0	40,007	40,007	0	0	0
Commercial construction and land	0	5,122	5,122	0	58	58
Loans secured by farmland	1,427	5,592	7,019	52	54	106
Multi-family (5 or more) residential	987	8,201	9,188	595	80	675
Agricultural loans	16	4,655	4,671	0	45	45
Other commercial loans	0	12,152	12,152	0	118	118
Total commercial	9,016	299,118	308,134	819	3,103	3,922
Consumer	0	10,656	10,656	0	122	122
Unallocated						427

Total	$9,974	$694,906	$704,880	$820	$6,642	$7,889

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Summary information related to impaired loans at March 31, 2016 and December 31, 2015 is as follows:

(In Thousands)	March 31, 2016			December 31, 2015
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Residential mortgage loans - first liens	$833	$833	$0	$842	$842	$0
Residential mortgage loans - junior liens	72	72	0	74	74	0
Commercial loans secured by real estate	7,415	5,754	0	7,580	5,945	0
Commercial and industrial	237	237	0	249	249	0
Loans secured by farmland	908	908	0	915	915	0
Multi-family (5 or more) residential	987	392	0	0	0	0
Agricultural loans	14	14	0	16	16	0
Total with no related allowance recorded	10,466	8,210	0	9,676	8,041	0

With a related allowance recorded:
Residential mortgage loans - first liens	0	0	0	42	42	1
Commercial loans secured by real estate	311	311	96	317	317	97
Commercial and industrial	595	595	155	75	75	75
Loans secured by farmland	510	510	52	512	512	52
Multi-family (5 or more) residential	0	0	0	987	987	595
Consumer	4	4	3	0	0	0
Total with a related allowance recorded	1,420	1,420	306	1,933	1,933	820
Total	$11,886	$9,630	$306	$11,609	$9,974	$820

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

			Interest Income Recognized on
	Average Investment in Impaired Loans		Impaired Loans on a Cash Basis
(In Thousands)	3 Months Ended		3 Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Residential mortgage:
Residential mortgage loans - first lien	$861	$3,442	$10	$14
Residential mortgage loans - junior lien	73	48	1	1
Total residential mortgage	934	3,490	11	15
Commercial:
Commercial loans secured by real estate	6,160	6,588	110	112
Commercial and industrial	568	603	3	7
Commercial construction and land	0	75	0	0
Loans secured by farmland	1,423	1,465	21	26
Multi-family (5 or more) residential	690	519	0	25
Agricultural loans	15	0	1	0
Total commercial	8,856	9,250	135	170
Consumer	12	0	0	0
Total	$9,802	$12,740	$146	$185

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	March 31, 2016		December 31, 2015
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$2,680	$3,080	$2,381	$3,044
Residential mortgage loans - junior liens	140	0	79	0
Home equity lines of credit	175	0	130	0
Total residential mortgage	2,995	3,080	2,590	3,044
Commercial:
Commercial loans secured by real estate	539	5,689	503	5,730
Commercial and industrial	318	312	65	313
Loans secured by farmland	102	1,418	0	1,427
Multi-family (5 or more) residential	0	392	0	987
Agricultural loans	0	14	0	16
Total commercial	959	7,825	568	8,473
Consumer	3	39	71	0

Totals	$3,957	$10,944	$3,229	$11,517

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The table below presents a summary of the contractual aging of loans as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016				As of December 31, 2015
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$295,485	$7,234	$4,034	$306,753	$294,703	$6,156	$3,924	$304,783
Residential mortgage loans - junior liens	21,340	142	140	21,622	20,816	251	79	21,146
Home equity lines of credit	37,977	475	175	38,627	38,581	329	130	39,040
1-4 Family residential construction	19,867	143	0	20,010	21,121	0	0	21,121
Total residential mortgage	374,669	7,994	4,349	387,012	375,221	6,736	4,133	386,090

Commercial:
Commercial loans secured by real estate	150,087	3,280	1,279	154,646	153,427	108	1,244	154,779
Commercial and industrial	71,123	168	337	71,628	75,002	118	76	75,196
Political subdivisions	38,364	0	0	38,364	40,007	0	0	40,007
Commercial construction and land	7,311	134	0	7,445	5,018	104	0	5,122
Loans secured by farmland	6,025	221	922	7,168	5,970	223	826	7,019
Multi-family (5 or more) residential	7,928	73	392	8,393	8,201	0	987	9,188
Agricultural loans	4,398	80	14	4,492	4,642	13	16	4,671
Other commercial loans	11,387	0	0	11,387	12,152	0	0	12,152
Total commercial	296,623	3,956	2,944	303,523	304,419	566	3,149	308,134
Consumer	10,933	95	42	11,070	10,537	48	71	10,656

Totals	$682,225	$12,045	$7,335	$701,605	$690,177	$7,350	$7,353	$704,880

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at March 31, 2016 and December 31, 2015 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
March 31, 2016 Nonaccrual Totals	$6,894	$672	$3,378	$10,944
December 31, 2015 Nonaccrual Totals	$7,100	$293	$4,124	$11,517

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at March 31, 2016 and December 31, 2015 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
March 31, 2016 Totals	$925	$242	$86	$5,060	$6,313
December 31, 2015 Totals	$1,186	$0	$81	$5,097	$6,364

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TDRs that occurred during the three-month periods ended March 31, 2016 and 2015 are as follows:

Three Months Ended March 31, 2016		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial, Commercial and industrial	1	$5	$5

Three Months Ended March 31, 2015		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage:
Residential mortgage loans - first liens	1	$56	$56
Residential mortgage loans - junior liens	1	32	32
Consumer	1	30	30

The TDR in the three-month period ended March 31, 2016 resulted from an extension of a final maturity date. There was no allowance for loan losses on this loan at March 31, 2016 and no change in allowance for loan losses resulting from this TDR.

The TDRs in the three-month period ended March 31, 2015 included an extended maturity date and a reduction in interest rate on a residential mortgage – first lien, a lowered interest rate and reduced payment amount on a residential mortgage – junior lien and a lowered interest rate and reduced payment amount on the consumer loan. There was no allowance for loan losses on these loans at March 31, 2015 and no change in the allowance for loan losses resulting from these TDRs.

In the three-month period ended March 31, 2016 and 2015, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months were as follows:

Three Months Ended March 31, 2016	Number
(Balances in Thousands)	of	Recorded
	Contracts	Investment
Residential mortgage, Residential mortgage loans - first liens	1	$31
Commercial, Commercial and industrial	1	5

Three Months Ended March 31, 2015	Number
(Balances in Thousands)	of	Recorded
	Contracts	Investment
Residential mortgage, Residential mortgage loans - first liens	2	$115
Commercial:
Commercial loans secured by real estate	1	407
Commercial construction and land	1	25

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In the first quarter 2016, the events of default in the table listed above resulted from a borrower’s failure to pay in a timely manner after reduced payment amounts for six months expired in the Residential mortgage – first lien and a borrower’s failure to pay off a loan after the maturity date was extended and passed on the Commercial and industrial loan. There was no allowance for loan losses recorded on these loans at March 31, 2016.

In the first quarter 2015, the events of default in the table listed above resulted from the borrowers’ failure to make timely payments under the following circumstances: (1) for one customer relationship included in the Residential first lien mortgage class, payment was missed after the interest rate and monthly payment amount had been reduced; (2) for the other customer relationship included in the Residential first lien class, monthly payments were missed after reducing the monthly payments to interest only payments; (3) for the Commercial loan secured by real estate, monthly payments were missed after reducing the monthly payments to interest only; and (4) for the Commercial construction and land loan, monthly payments were missed after extending the term of maturity. There were no allowances for loan losses recorded on these loans at March 31, 2015.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the unaudited Consolidated Balance Sheet) is as follows:

(In Thousands)	March 31,	Dec. 31,
	2016	2015
Foreclosed residential real estate	$883	$555

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	March 31,	Dec. 31,
	2016	2015
Residential real estate in process of foreclosure	$931	$1,173

8. BORROWED FUNDS

Short-term borrowings include the following:

(In Thousands)	March 31,	Dec. 31,
	2016	2015
FHLB-Pittsburgh borrowings	$18,811	$48,581
Customer repurchase agreements	7,141	4,915
Total short-term borrowings	$25,952	$53,496

Short-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	March 31,	Dec. 31,
	2016	2015
Overnight borrowing	$0	$23,500
Other short-term advances	18,811	25,081
Total short-term FHLB-Pittsburgh borrowings	$18,811	$48,581

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $448,336,000 at March 31, 2016 and $450,883,000 at December 31, 2015. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $3,131,000 at March 31, 2016 and $4,527,000 at December 31, 2015.

At March 31, 2016, short-term borrowings from the FHLB-Pittsburgh include 9 advances of approximately $2,090,000 each maturing monthly throughout the remainder of the year ended December 31, 2016, with a weighted average interest rate of 0.94% and rates ranging from 0.77% to 1.052%. In the first quarter 2016, the Corporation repaid 3 advances of approximately $2,090,000 each with a weighted average rate of 0.62%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at March 31, 2016 and December 31, 2015. The carrying value of the underlying securities was $12,100,000 at March 31, 2016 and $12,613,000 at December 31, 2015.

Long-term borrowings are as follows:

(In Thousands)	March 31,	Dec. 31,
	2016	2015
FHLB-Pittsburgh borrowings	$11,692	$11,767
Repurchase agreement	27,000	27,000
Total long-term borrowings	$38,692	$38,767

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	March 31,	Dec. 31,
	2016	2015
Loan maturing in 2016 with a rate of 6.86%	$45	$57
Loan maturing in 2017 with a rate of 6.83%	9	10
Loan maturing in 2017 with a rate of 3.81%	10,000	10,000
Loan maturing in 2020 with a rate of 4.79%	778	821
Loan maturing in 2025 with a rate of 4.91%	860	879
Total long-term FHLB-Pittsburgh borrowings	$11,692	$11,767

The repurchase agreement included in long-term borrowings has an interest rate of 3.595% and an effective maturity date in December 2017.

The “Repurchase Date,” as defined in the Master Repurchase Agreement between the Corporation and the broker-dealer, occurs quarterly on or about the 20th of each March, June, September and December until the “Final Repurchase Date” (as defined) on December 20, 2017. The Corporation pays interest, and the borrowing is putable by the issuer, on each Repurchase Date. The Final Repurchase Date is the effective maturity date of the borrowings.

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

The carrying value of the underlying securities was $32,701,000 at March 31, 2016 and $33,780,000 at December 31, 2015, detailed in the following table:

(In Thousands)	March 31,	Dec. 31,
	2016	2015
Mortgage-backed securities	$15,526	$15,772
Collateralized mortgage obligations, Issued by U.S. Government agencies	17,175	18,008
Total	$32,701	$33,780

Two of the more significant risks associated with the repurchase agreement with the broker-dealer are as follows:

·	The borrowings are putable at quarterly intervals by the issuer. Accordingly, if interest rates were to rise to a sufficient level, the issuer would be expected to require the Corporation to pay off the borrowing. In this circumstance, the Corporation would be required to obtain a new borrowing at a higher interest rate than the existing repurchase agreement or utilize cash from other sources to pay off the borrowing. If sales of available-for-sale securities were used to generate cash to pay off the borrowing, the value of such securities would be expected to have fallen, which could result in the Corporation recognizing a loss.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	As principal pay-downs of mortgage backed securities and CMOs occur, the Corporation must have available, unencumbered assets or purchase a sufficient amount of assets with credit quality suitable to the broker-dealer to replace the amounts being paid off. Since pre-payments of mortgages typically increase as interest rates fall, the Corporation may be required to purchase additional assets at times when market rates are lower than the rates paid on the borrowing.

The Corporation manages these risks by maintaining sufficient available assets of acceptable credit quality, as well as maintaining other borrowing facilities, to meet ongoing collateral maintenance requirements or pay off the borrowing if required. In particular, the Corporation had unused borrowing capacity available from the FHLB-Pittsburgh of $297,186,000 at March 31, 2016.

9. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at March 31, 2016 and December 31, 2015, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Service cost	$0	$0	$9	$10
Interest cost	7	9	16	13
Expected return on plan assets	(7)	(11)	0	0
Amortization of prior service cost	0	0	(8)	(7)
Recognized net actuarial loss	3	4	0	0
Net periodic benefit cost	$3	$2	$17	$16

In the first three months of 2016, the Corporation funded postretirement contributions totaling $18,000, with estimated annual postretirement contributions of $68,000 expected in 2016 for the full year. Based upon the related actuarial reports, no defined benefit pension contributions are required in 2016, though the Corporation may make discretionary contributions.

10. STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of officers and an Independent Directors Stock Incentive Plan. In the three-month periods ended March 31, 2016 and 2015, the Corporation issued restricted stock under each of the Plans.

In the first quarter 2016, the Corporation awarded a total of 34,199 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. Restricted stock awards in the first quarter 2016 included the following: (1) a total of 17,289 shares to employees, vesting over a three-year term, with vesting contingent upon the Corporation meeting an annual return on average equity (“ROAE”) performance ratio, as defined; (2) a total of 10,304 shares to employees, vesting over a three-year term, with vesting dependent on satisfactory performance; and (3) a total of 6,606 shares under the Independent Directors Incentive Plan, vesting over a term of one year.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In the first quarter 2015, a total of 34,800 shares of restricted stock were awarded under the Plans. Restricted stock awards in 2015 included the following: (1) a total of 20,298 shares to employees, vesting over a four-year term, with vesting contingent upon the Corporation meeting an annual ROAE performance ratio, as defined; (2) a total of 2,198 shares to employees, vesting over a four-year term, with vesting dependent on satisfactory performance; (3) an award to the Chief Executive Officer of 5,174 shares, vesting over a three-year term, with vesting dependent on satisfactory performance; and (4) a total of 7,130 shares under the Independent Directors Incentive Plan, vesting over a term of one year.

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Management has estimated restricted stock expense in the first three months of 2016 based on an assumption that the ROAE target for 2016 will be met. Total stock-based compensation expense attributable to restricted stock awards amounted to $162,000 in the first quarter 2016 and $150,000 in the first quarter 2015.

11. INCOME TAXES

The net deferred tax asset at March 31, 2016 and December 31, 2015 represents the following temporary difference components:

	March 31,	December 31,
(In Thousands)	2016	2015
Deferred tax assets:
Net realized losses on securities	$36	$69
Allowance for loan losses	2,623	2,761
Other deferred tax assets	2,238	2,634
Total deferred tax assets	4,897	5,464

Deferred tax liabilities:
Unrealized holding gains on securities	2,879	1,342
Defined benefit plans - ASC 835	26	19
Bank premises and equipment	926	869
Core deposit intangibles	10	11
Other deferred tax liabilities	107	108
Total deferred tax liabilities	3,948	2,349
Deferred tax asset, net	$949	$3,115

The provision for income tax for the three-month periods ended March 31, 2016 and 2015 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rates for the Corporation are as follows:

	Three Months Ended
(In thousands)	March 31,
	2016	2015
Income before income tax provision	$4,666	$5,044
Income tax provision	1,093	1,229
Effective tax rate	23.42%	24.37%

The effective tax rate for each period presented differs from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation has investments in three limited partnerships that manage affordable housing projects that have qualified for the federal low-income housing tax credit. The Corporation’s expected return from these investments is based on the receipt of tax credits and tax benefits from deductions of operating losses. The Corporation uses the effective yield method to account for these investments, with the benefits recognized as a reduction of the provision for income taxes. For two of the three limited partnership investments, the tax credits have been received in full in prior years, and the Corporation has fully realized the benefits of the credits and amortized its initial investments in the partnerships. The most recent affordable housing project was completed in 2013, and the Corporation received tax credits in 2013, 2014 and 2015 and expects to continue to receive tax credits annually through 2022. The carrying amount of the Corporation’s investment is $787,000 at March 31, 2016 and $812,000 at December 31, 2015 (included in Other Assets in the consolidated balance sheets). For the year ending December 31, 2016, the estimated amount of tax credits and other tax benefits to be received is $158,000 and the estimated amount to be recognized as a reduction of the provision for income taxes is $76,000. For the year ended December 31, 2015, tax credits and other tax benefits totaled $158,000 and the amount recognized as a reduction of the provision for income taxes for 2015 was $80,000. The total reduction in the provision for income taxes resulting from this investment is $19,000 in the first quarter 2016 and $20,000 in the first quarter 2015.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns. With limited exceptions, the Corporation is no longer subject to examination by the Internal Revenue Service for years prior to 2012.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. This makes significant changes in U.S. GAAP related to certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The changes provided for in this Update that are applicable to the Corporation are as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; however, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) for equity investments without readily determinable fair values, require a qualitative assessment to identify impairment, and if a qualitative assessment indicates that impairment exists, requiring an entity to measure the investment at fair value; (3) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments (at March 31, 2016 and December 31, 2015, the Corporation has no liabilities for which the fair value measurement option has been elected); (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this Update will become effective for the Corporation for annual and interim periods beginning in the first quarter 2018. With limited exceptions, early adoption of the amendments in this Update is not permitted. Amendments are to be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values should be applied prospectively.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. Specifically, a lessee should recognize on the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee would be permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. Topic 842 would not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee from current U.S. GAAP; however, the principal change from current GAAP is that lease assets and liabilities arising from operating leases would be recognized on the balance sheet. Topic 842 provides several other changes or clarifications to existing GAAP, and will require qualitative disclosures, along with quantitative disclosures, so that financial statement users can understand more about the nature of an entity’s leasing activities. In transition, Topic 842 provides that lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including optional practical expedients. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees will be required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. Topic 842 will become effective for the Corporation for annual and interim periods beginning in the first quarter 2019.

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures. This ASU eliminates the requirement that when an investment qualifies for the equity method as a result of an increase in the level of ownership interest or influence, an investor must adjust the investment, results of operations and retained earnings retroactively as if the equity method had been in effect during all previous periods the investment had been held. The ASU requires the equity method investor to add the cost of acquiring an additional interest in the investee to the basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for the equity method. The ASU further requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method recognize through earnings the unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for the Corporation for annual and interim periods beginning in the first quarter 2017, with earlier application permitted. The amendments should be applied prospectively upon their effective date.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation. This ASU changes several aspects of accounting for share-based payment transactions, and includes some changes that apply only to nonpublic companies. This Update includes amendments that currently apply, or may apply in the future, to the Corporation related to the following: (1) accounting for the difference between the deduction for tax purposes and the amount of compensation cost recognized for financial reporting purposes; (2) classification of excess tax benefits on the statement of cash flows; (3) accounting for forfeitures; (4) accounting for awards partially settled in cash in excess of the employer’s minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The amendments in this Update are effective for the Corporation for annual and interim periods beginning in the first quarter 2017, with earlier adoption permitted. The ASU provides separate transition provisions for each of the amendments. The Corporation is in the process of evaluating the potential impact of adopting the amendments.

14. SUBSEQUENT EVENT

Effective April 21, 2016, the Corporation announced a new treasury stock repurchase program. Announcement of a new treasury stock repurchase program follows the recent completion of a common stock repurchase plan authorized by the Board of Directors in July 2014. Through March 31, 2016, 589,550 shares had been repurchased under the July 2014 program for a total cost of $11,870,000. In April 2016, the Corporation repurchased the remainder of the shares authorized under that program. In total, 622,500 shares were repurchased for a total cost of $12,140,000, at an average price of $19.50 per share.

Under the new program, the Corporation is authorized to repurchase up to 600,000 shares of the Corporation’s common stock, or slightly less than 5% of the Corporation’s issued and outstanding shares at April 19, 2016. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases under the new program may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consistent with the previous program, the Board of Directors’ April 21, 2016 authorization provides that: (1) the new treasury stock repurchase program shall be effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program.

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

EARNINGS OVERVIEW

Net income per basic and diluted share was $0.29 in the first quarter 2016, as compared to $0.33 per share in the fourth quarter 2015 and $0.31 per share in the first quarter 2015. The return on average assets for the first quarter 2016 was 1.18%, and the return on average equity was 7.60%.

Some of the more significant fluctuations in revenues and expenses between the three-month period ended March 31, 2016 and the corresponding period in 2015 were as follows:

·	Net interest income was up $83,000 (0.8%) in the first quarter 2016 as compared to the first quarter 2015. The first quarter 2016 net interest margin of 3.81% improved by 0.07% over the first quarter 2015 due to a lower cost of borrowed funds and a more favorable mix of earning assets. The lower rate on borrowed funds resulted from prepayments in 2015 totaling $34 million of principal of a repurchase agreement with an interest rate of 4.265%. Average total loans outstanding increased $77.2 million (12.4%) in the first quarter 2016 as compared to the first quarter 2015, while average total available-for-sale securities fell $94.5 million. The average balance of earning assets fell $23.6 million, reflecting a reduction in funding available for investment, as average total deposits decreased $21.4 million (2.2%).

·	The first quarter 2016 provision for loan losses of $368,000 was $365,000 higher than the comparative first quarter 2015 amount of $3,000. The higher provision in the first quarter 2016 resulted from an increase in the collectively determined portion of the allowance for loan losses, including the effect of an increase in the average net charge-off percentage used to calculate the allowance due to a partial charge-off of $595,000 on one commercial loan in the first quarter 2016. In comparison, the lower first quarter 2015 provision included the net effect of a decrease in qualitative factor percentages used in determining the collectively evaluated portion of the allowance for loan losses, lower loan balances and a reduction in the specific allowance on impaired loans.

·	Noninterest revenue of $3,690,000 in the first quarter 2016 was higher by $134,000 (3.8%) than the first quarter 2015 amount. Service charges on deposit accounts were $116,000 (11.4%) higher in the first quarter 2016 than in the first quarter 2015, reflecting changes made in the fee structure of certain checking products effective in April 2015.

·	In the first quarter 2016, realized gains from securities totaled $383,000, including gains from sales of bank stocks of $249,000. Realized gains from securities in the first quarter 2016 exceeded the first quarter 2015 amount by $309,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	Noninterest expenses, excluding loss on prepayment of borrowings, of $9,072,000 in the first quarter 2016 exceeded the first quarter 2015 amount by $539,000 (6.3%). Salaries and wages expense increased $400,000 (11.5%), reflecting an increase in number of employees and the effects of a significant portion of 2016 employee annual performance evaluations and merit increases occurring in the first quarter. The average number of full-time equivalent employees was 288 in the first quarter 2016, up from 278 in the first quarter 2015, including new positions established for lending, lending support, information technology, training and marketing functions. Professional fees expense increased $133,000 in the first quarter 2016 over the first quarter 2015 amount, including increases related to employee sales and service training, information technology, marketing and outsourced commercial loan credit review.

More detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of Management’s Discussion and Analysis.

TABLE I - QUARTERLY FINANCIAL DATA
(In Thousands) (Unaudited)	For the Three Months Ended:
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2016	2015	2015	2015	2015
Interest income	$10,937	$11,036	$11,134	$11,186	$11,163
Interest expense	904	1,087	1,126	1,176	1,213
Net interest income	10,033	9,949	10,008	10,010	9,950
Provision for loan losses	368	319	302	221	3
Net interest income after provision
for loan losses	9,665	9,630	9,706	9,789	9,947
Other income	3,690	3,999	3,961	3,962	3,556
Net gains on available-for-sale securities	383	1,776	79	932	74
Loss on prepayment of borrowings	0	1,663	0	910	0
Other expenses	9,072	8,416	8,117	7,964	8,533
Income before income tax provision	4,666	5,326	5,629	5,809	5,044
Income tax provision	1,093	1,261	1,395	1,452	1,229
Net income	$3,573	$4,065	$4,234	$4,357	$3,815
Net income per share – basic	$0.29	$0.33	$0.35	$0.36	$0.31
Net income per share – diluted	$0.29	$0.33	$0.35	$0.36	$0.31

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month periods ended March 31, 2016 and March 31, 2015. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

Fully taxable equivalent net interest income was $10,744,000 in 2016, $76,000 (0.7%) higher than in 2015. Interest income was $233,000 lower in 2016 as compared to 2015; however, interest expense was lower by $309,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.81% in 2016 as compared to 3.74% in 2015, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.68% in 2016 as compared to 3.57% in 2015. In the first quarter 2016, the Corporation recognized accretion (interest) income of $33,000 on an accelerated basis on three tax-exempt securities that were called during the quarter, with the call dates occurring later in the year. The fully taxable equivalent benefit of the accelerated accretion was $51,000, which increased the Margin and Spread by 0.02% each over the levels that would have been reported in the absence of the accelerated recognition. The favorable change in Margin and Spread were partially offset by the impact of a reduction in earning assets, which fell $23,562,000, reflecting a reduction in investable funds due to a lower amount of average deposits.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $11,648,000 in 2016, a decrease of 2.0% from 2015. Interest and fees on loans receivable increased $418,000, or 5.1%, while income from available-for-sale securities decreased $653,000 (18.1%). As discussed in more detail in the “Financial Condition” section of Management’s Discussion and Analysis, the average balance of gross loans receivable increased 12.4% to $701,636,000 in 2016 from $624,423,000 in 2015. The Corporation’s average rate of return on loans receivable declined to 4.96% in 2015 from 5.35% in 2015 as rates on new loans have decreased.

As indicated in Table III, average available-for-sale securities (at amortized cost) totaled $411,286,000 in 2016, a decrease of $94,492,000 (18.7%) from 2015. The net decrease in the Corporation’s available-for-sale securities portfolio consisted of decreases in all categories of securities. The average rate of return on available-for-sale securities of 2.89% was essentially flat in 2016 as compared to 2015 at 2.90%. Excluding the accelerated accretion from the three called securities, as described above, the average rate of return on available-for-sale securities for the first quarter 2016 would have been 2.84%.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $309,000, or 25.5%, to $904,000 in 2016 from $1,213,000 in 2015. The reduction in interest expense included a reduction in interest on borrowed funds of $302,000. Table III shows that the overall cost of funds on interest-bearing liabilities fell to 0.45% in 2016 from 0.59% in 2015.

Total average deposits (interest-bearing and noninterest-bearing) decreased 2.2%, to $944,599,000 in 2016 from $966,027,000 in 2015. Decreases in the average balances of money market, certificates of deposit, Individual Retirement Accounts, and noninterest-bearing demand deposit accounts were partially offset by increases in interest checking and savings accounts.

Total average borrowed funds decreased $4,629,000 to $74,408,000 in 2016 from $79,037,000 in 2015. The average rate on borrowed funds was 2.30% in 2016 compared to 3.73% in 2015, reflecting a $34,295,000 reduction in the average balance of higher-rate, long-term borrowings resulting from prepayment in the second and fourth quarters of 2015 of a long-term repurchase agreement borrowing with an interest rate of 4.265%. The average balance of short-term borrowings increased $29,666,000 in 2016 over 2015, as average overnight borrowings were higher in 2016 and the Corporation funded the pay-off of the long-term repurchase agreement with a series of short-term advances from the FHLB-Pittsburgh.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended
	March 31,		Increase/
(In Thousands)	2016	2015	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$1,589	$2,061	($472)
Tax-exempt	1,370	1,551	(181)
Total available-for-sale securities	2,959	3,612	(653)
Interest-bearing due from banks	24	26	(2)
Loans held for sale	6	2	4
Loans receivable:
Taxable	7,974	7,709	265
Tax-exempt	685	532	153
Total loans receivable	8,659	8,241	418
Total Interest Income	11,648	11,881	(233)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	58	55	3
Money market	79	72	7
Savings	32	31	1
Certificates of deposit	202	215	(13)
Individual Retirement Accounts	108	113	(5)
Total interest-bearing deposits	479	486	(7)
Borrowed funds:
Short-term	62	1	61
Long-term	363	726	(363)
Total borrowed funds	425	727	(302)
Total Interest Expense	904	1,213	(309)

Net Interest Income	$10,744	$10,668	$76

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	3 Months		3 Months
	Ended	Rate of	Ended	Rate of
	3/31/2016	Return/	3/31/2015	Return/
	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$305,880	2.09%	$388,104	2.15%
Tax-exempt	105,406	5.23%	117,674	5.35%
Total available-for-sale securities	411,286	2.89%	505,778	2.90%
Interest-bearing due from banks	20,348	0.47%	26,994	0.39%
Loans held for sale	452	5.34%	89	9.11%
Loans receivable:
Taxable	640,959	5.00%	582,498	5.37%
Tax-exempt	60,677	4.54%	41,925	5.15%
Total loans receivable	701,636	4.96%	624,423	5.35%
Total Earning Assets	1,133,722	4.13%	1,157,284	4.16%
Cash	15,588		16,127
Unrealized gain/loss on securities	7,055		10,626
Allowance for loan losses	(7,932)		(7,391)
Bank premises and equipment	15,458		16,252
Intangible Asset - Core Deposit Intangible	29		50
Intangible Asset - Goodwill	11,942		11,942
Other assets	38,530		37,135
Total Assets	$1,214,392		$1,242,025

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$195,142	0.12%	$191,705	0.12%
Money market	191,514	0.17%	194,834	0.15%
Savings	130,003	0.10%	127,853	0.10%
Certificates of deposit	113,411	0.72%	122,007	0.71%
Individual Retirement Accounts	105,562	0.41%	113,806	0.40%
Other time deposits	804	0.00%	803	0.00%
Total interest-bearing deposits	736,436	0.26%	751,008	0.26%
Borrowed funds:
Short-term	35,683	0.70%	6,017	0.07%
Long-term	38,725	3.77%	73,020	4.03%
Total borrowed funds	74,408	2.30%	79,037	3.73%
Total Interest-bearing Liabilities	810,844	0.45%	830,045	0.59%
Demand deposits	208,163		215,019
Other liabilities	7,378		8,120
Total Liabilities	1,026,385		1,053,184
Stockholders' equity, excluding other comprehensive income/loss	183,376		181,944
Other comprehensive income/loss	4,631		6,897
Total Stockholders' Equity	188,007		188,841
Total Liabilities and Stockholders' Equity	$1,214,392		$1,242,025
Interest Rate Spread		3.68%		3.57%
Net Interest Income/Earning Assets		3.81%		3.74%

Total Deposits (Interest-bearing
and Demand)	$944,599		$966,027

(1) Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(3) Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

	3 Months Ended 3/31/16 vs. 3/31/15
	Change in	Change in	Total
(In Thousands)	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$(414)	$(58)	$(472)
Tax-exempt	(150)	(31)	(181)
Total available-for-sale securities	(564)	(89)	(653)
Interest-bearing due from banks	(7)	5	(2)
Loans held for sale	5	(1)	4
Loans receivable:
Taxable	787	(522)	265
Tax-exempt	221	(68)	153
Total loans receivable	1,008	(590)	418
Total Interest Income	442	(675)	(233)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	1	2	3
Money market	(1)	8	7
Savings	1	0	1
Certificates of deposit	(14)	1	(13)
Individual Retirement Accounts	(7)	2	(5)
Total interest-bearing deposits	(20)	13	(7)
Borrowed funds:
Short-term	22	39	61
Long-term	(319)	(44)	(363)
Total borrowed funds	(297)	(5)	(302)
Total Interest Expense	(317)	8	(309)

Net Interest Income	$759	($683)	$76

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - COMPARISON OF NONINTEREST INCOME

(In Thousands)

	3 Months Ended
	March 31,		$	%
	2016	2015	Change	Change
Service charges on deposit accounts	$1,138	$1,022	$116	11.4
Service charges and fees	94	113	(19)	(16.8)
Trust and financial management revenue	1,144	1,114	30	2.7
Brokerage revenue	173	219	(46)	(21.0)
Insurance commissions, fees and premiums	21	40	(19)	(47.5)
Interchange revenue from debit card transactions	463	474	(11)	(2.3)
Net gains from sales of loans	168	147	21	14.3
Decrease in fair value of servicing rights	(71)	(117)	46	(39.3)
Increase in cash surrender value of life insurance	96	97	(1)	(1.0)
Other operating income	464	447	17	3.8
Total other operating income before realized gains on available-for-sale securities, net	$3,690	$3,556	$134	3.8

Table V excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table V increased $134,000 or 3.8%, in the first three months of 2016 as compared to the first three months of 2015. The most significant variances include the following:

·	Service charges on deposit accounts increased $116,000 (11.4%) in the first quarter 2016 compared to the first quarter 2015, primarily as a result of changes made in the fee structure of certain checking products effective in April 2015.

·	The fair value of servicing rights associated with residential mortgage loans decreased $71,000 in the first quarter 2016 as compared to a decrease of $117,000 in the first quarter 2015. The decreases in fair value resulted mainly from changes in prepayment assumptions driven by market assumptions of lower interest rates.

·	Broker dealer revenue was $46,000 lower in the first quarter of 2016 than in the first quarter 2015 as a result of lower volume of sales transactions as well as lower fees resulting from market value decreases.

TABLE VI - COMPARISON OF NONINTEREST EXPENSE

(In Thousands)

	3 Months Ended
	March 31,		$	%
	2016	2015	Change	Change
Salaries and wages	$3,887	$3,487	$400	11.5
Pensions and other employee benefits	1,437	1,385	52	3.8
Occupancy expense, net	609	722	(113)	(15.7)
Furniture and equipment expense	427	454	(27)	(5.9)
FDIC Assessments	142	151	(9)	(6.0)
Pennsylvania shares tax	322	318	4	1.3
Professional fees	289	156	133	85.3
Automated teller machine and interchange expense	249	246	3	1.2
Software subscriptions	241	197	44	22.3
Other operating expense	1,469	1,417	52	3.7
Total Other Expense	$9,072	$8,533	$539	6.3

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

As shown in Table VI, total noninterest expense increased $539,000 or 6.3% in the first three months of 2016 as compared to the first three months of 2015. Significant variances include the following:

·	Salaries and wages expense increased $400,000 (11.5%), reflecting an increase in number of employees and the effects of a significant portion of 2016 employee annual performance evaluations and merit increases occurring in the first quarter. The average number of full-time equivalent employees was 288 in the first quarter 2016, up from 278 in the first quarter 2015, including new positions established for lending, lending support, information technology, training and marketing functions.

·	Professional fees expense increased $133,000 (85.3%) in the first quarter 2016 over the first quarter 2015 amount, including increases related to employee sales and service training, information technology, marketing and outsourced commercial loan credit review.

·	Pensions and other employee benefits increased $52,000 (3.8%) in the first quarter 2016 over the first quarter 2015 as a result of increased healthcare claims as well as increases in other benefits related to new hires.

·	Other operating expense increased $52,000 (3.7%) in the first quarter 2016 over the first quarter 2015, including an increase in charitable donations of $70,000.

·	Software subscriptions and updates increased $44,000 (22.3%) in the first quarter 2016 over the first quarter 2015 as a result of enhancements and new applications initiated in 2015 and continuing into 2016.

·	Occupancy expenses in the first quarter of 2016 were $113,000 (15.7%) under the first quarter 2015 primarily as a result of lower depreciation costs as well as lower winter related expenses such as snow removal and fuel costs.

FINANCIAL CONDITION

Gross loans outstanding (excluding mortgage loans held for sale) were $701,605,000 at March 31, 2016, down 0.5% from $704,880,000 at December 31, 2015. The total outstanding balances of residential mortgage and consumer loans were slightly higher at March 31, 2016 as compared to December 31, 2015; however, the balance of commercial loans was lower by $4,611,000, or 1.5%. In contrast, average loans outstanding in the first quarter 2016 of $701,636,000 were $77,213,000, or 12.4%, higher than the corresponding total in the first quarter 2015. The increase in loans outstanding over the last three quarters of 2015 included significant increases in tax-exempt municipal loans and in commercial participation loans. A significant portion of the 2015 growth in municipal loans stemmed from loans to two school districts located in the Corporation’s market area. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial” and “Commercial loans secured by real estate” classes in the loan tables presented in this Form 10-Q. Total participation loans outstanding amounted to $32,671,000 at March 31, 2016, down slightly from $33,059,000 at December 31, 2015. At March 31, 2016, the balance of participation loans outstanding includes $7,126,000 to a business based in the Corporation’s market area, $10,000,000 to an entity located outside of the Corporation’s market area and $11,089,000 from participations in loans originated through the Corporation’s membership in a network that originates loans throughout the U.S. The Corporation’s participation loans originated through the network consist of loans to businesses that are larger than the Corporation’s typical commercial customer base. The loans originated through the network are considered “leveraged loans,” meaning the businesses typically have minimal tangible book equity and the extent of collateral available is limited, though the businesses have demonstrated strong cash flow performance in their recent histories.

The balance of available-for-sale securities fell $6,684,000 to $413,606,000 at March 31, 2016 from $420,290,000 at December 31, 2015. The reduction related primarily to the use of proceeds from calls and maturities of securities to pay down short-term debt. The average balance of available-for-sale securities, at amortized cost, was $411,286,000 for the first three months of 2016, or $94.5 million (18.7%) lower than the average balance for the first three months of 2015.

Although average deposits were 2.2% lower in the first quarter 2016 as compared to the first quarter 2015, total deposits of $955,848,000 at March 31, 2016 were up $20,233,000, or 2.2%, from the corresponding total at December 31, 2015. In the first quarter 2016, the Corporation’s total municipal deposits increased, as the Pennsylvania state budget impasse that had delayed funding to many municipal customers and depressed total deposits outstanding as of the end of 2015 was resolved.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Other significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the “Net Interest Income” section of Management’s Discussion and Analysis. Other significant balance sheet items, including the allowance for loan losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis.

Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2016.

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

For loan sales originated under the MPF Xtra and Original programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received, or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At March 31, 2016, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,952,000, and the corresponding total outstanding balance repurchased at December 31, 2015 was $1,968,000.

At March 31, 2016, outstanding balances of loans sold and serviced through the two programs totaled $153,778,000, including loans sold through the MPF Xtra program of $123,227,000 and loans sold through the Original program of $30,551,000. At December 31, 2015, outstanding balances of loans sold and serviced through the two programs totaled $152,448,000, including loans sold through the MPF Xtra program of $125,571,000 and loans sold through the Original program of $26,877,000. Based on the fairly limited volume of required repurchases to date, and of sales through the Original program with credit enhancement, no allowance had been established for representation and warranty exposures, or for credit losses on loan sales through the Original program as of March 31, 2016 and December 31, 2015.

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

The allowance for loan losses was $7,661,000 at March 31, 2016, down from $7,889,000 at December 31, 2015. As shown in Table VIII, the specific allowance on impaired loans totaled $306,000 at March 31, 2016, which was $514,000 lower than the total specific allowance at December 31, 2015 primarily as a result of a $595,000 partial charge-off on one commercial loan. Table VIII also shows the collectively determined component of the allowance for commercial loans was $201,000 higher at March 31, 2016 than at December 31, 2015, reflecting a higher allocation because average net charge-offs were higher primarily as a result of the charge-off in the first quarter 2016 previously noted.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The provision (credit) for loan losses by segment in the three-month period ended March 31, 2016 and 2015 is as follows:

(In Thousands)	3 Months Ended
	March 31,	March 31,
	2016	2015
Residential mortgage	$83	$(72)
Commercial	278	79
Consumer	7	(3)
Unallocated	0	(1)

Total	$368	$3

In the first quarter 2016, the total provision for loan losses was $368,000 compared to the first quarter 2015 total of $3,000. The provision for loan losses on commercial loans in the first quarter 2016 exceeded the first quarter of 2015 by $199,000. In 2016, the provision for the commercial segment included the effects of an increase in the portion of the collectively determined allowance based on average net charge-offs (based on historical experience over the previous thirty-six months) used to estimate a portion of the collectively determined allowance. The provision for loan losses on residential mortgages in the first quarter 2016 was $83,000 compared to a credit of $72,000 in 2015. In 2016, the provision for residential mortgages included the effects of an increase as compared to year-end 2015 in the qualitative factors used to estimate a portion of the collectively determined allowance. The provision for loan losses in the first quarter 2015 includes the net effect of a decrease in qualitative factor percentages used in determining the collectively evaluated portions of the allowance for loan losses, lower loan balances and a reduction in the specific allowance on impaired loans of $69,000, which were partially offset by increases in net charge-off percentages used in determining the collectively evaluated portions of the allowance for loan losses.

Table IX presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Table IX shows total impaired loans of $9,630,000 at March 31, 2016, down $344,000 from the corresponding amount at December 31, 2015 of $9,974,000. As also shown in Table IX, loans classified as TDRs totaled $6,313,000 at March 31, 2016 down slightly from $6,364,000 at December 31, 2015, and nonaccrual loans totaled $10,944,000 at March 31, 2016 as compared to $11,517,000 at December 31, 2015.

The outstanding balances of impaired loans without a valuation allowance, nonaccrual loans and nonperforming TDRs at March 31, 2016, include an outstanding balance of $4,961,000 from loans to one commercial entity. In 2014, the Corporation entered into a forbearance agreement with this commercial borrower which includes a reduction in monthly payment amounts over a fifteen-month period. At the end of the fifteen-month period, the monthly payment amounts would revert to the original amounts, unless the forbearance agreement is extended or the payment requirements are otherwise modified. In July 2015, the forbearance agreement was extended for twelve months. The Corporation recorded a charge-off of $1,486,000 in the second quarter 2014 as a result of these modifications, as the payment amounts based on the forbearance agreement are not sufficient to fully amortize the contractual amount of principal outstanding on the loans.

As also shown in Table IX, the amount of loans past due 30-89 days and accruing interest increased $4,316,000, to $11,373,000 at March 31, 2016. The increase in the balance in the 30-89 days delinquent category included one commercial loan with an outstanding balance of $2,736,000 that was 35 days past due (and had been current prior to the first quarter 2016), and an increase of $807,000 in 1-4 family residential mortgage loans. Total loans past due 90 days or more and still accruing interest increased to $3,957,000 at March 31, 2016 from $3,229,000 at December 31, 2015. This category includes first lien residential mortgages with a total outstanding balance of $2,680,000 at March 31, 2016. The Corporation reviews the status of loans past due 90 days or more each quarter to determine if it is appropriate to continue to accrue interest, and has determined the loans included in this category are well secured and that ultimate collection of all principal and interest is probable.

Each period presented in Table IX includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of March 31, 2016. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Tables VII through X present historical data related to loans and the allowance for loan losses.

TABLE VII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	3 Months Ended
	March 31,	March 31,	Years Ended December 31,
	2016	2015	2015	2014	2013	2012	2011
Balance, beginning of year	$7,889	$7,336	$7,336	$8,663	$6,857	$7,705	$9,107
Charge-offs:
Residential mortgage	0	(79)	(217)	(327)	(95)	(552)	(100)
Commercial	(595)	(125)	(251)	(1,715)	(459)	(498)	(1,189)
Consumer	(18)	(18)	(94)	(97)	(117)	(171)	(157)
Total charge-offs	(613)	(222)	(562)	(2,139)	(671)	(1,221)	(1,446)
Recoveries:
Residential mortgage	0	1	1	25	24	18	3
Commercial	2	1	214	264	348	8	255
Consumer	15	15	55	47	58	59	71
Total recoveries	17	17	270	336	430	85	329
Net charge-offs	(596)	(205)	(292)	(1,803)	(241)	(1,136)	(1,117)
Provision (credit) for loan losses	368	3	845	476	2,047	288	(285)
Balance, end of period	$7,661	$7,134	$7,889	$7,336	$8,663	$6,857	$7,705

Net charge-offs as a % of average loans	0.08%	0.03%	0.04%	0.29%	0.04%	0.16%	0.16%

TABLE VIII - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	Mar. 31,	As of December 31,
	2016	2015	2014	2013	2012	2011
ASC 310 - Impaired loans	$306	$820	$769	$2,333	$623	$1,126
ASC 450 - Collective segments:
Commercial	3,304	3,103	2,732	2,583	2,594	2,811
Residential mortgage	3,501	3,417	3,295	3,156	3,011	3,130
Consumer	123	122	145	193	188	204
Unallocated	427	427	395	398	441	434
Total Allowance	$7,661	$7,889	$7,336	$8,663	$6,857	$7,705

The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IX - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(In Thousands)

	As of
	March 31,	As of December 31,
	2016	2015	2014	2013	2012	2011
Impaired loans with a valuation allowance	$1,420	$1,933	$3,241	$9,889	$2,710	$3,433
Impaired loans without a valuation allowance	8,210	8,041	9,075	6,432	4,719	4,431
Total impaired loans	$9,630	$9,974	$12,316	$16,321	$7,429	$7,864

Total loans past due 30-89 days and still accruing	$11,373	$7,057	$7,121	$8,305	$7,756	$7,898

Nonperforming assets:
Total nonaccrual loans	$10,944	$11,517	$12,610	$14,934	$7,353	$7,197
Total loans past due 90 days or more and still accruing	3,957	3,229	2,843	3,131	2,311	1,267
Total nonperforming loans	14,901	14,746	15,453	18,065	9,664	8,464
Foreclosed assets held for sale (real estate)	1,584	1,260	1,189	892	879	1,235
Total nonperforming assets	$16,485	$16,006	$16,642	$18,957	$10,543	$9,699

Loans subject to troubled debt restructurings (TDRs):
Performing	$1,167	$1,186	$1,807	$3,267	$906	$1,064
Nonperforming	5,146	5,178	5,388	908	1,155	2,413
Total TDRs	$6,313	$6,364	$7,195	$4,175	$2,061	$3,477

Total nonperforming loans as a % of loans	2.12%	2.09%	2.45%	2.80%	1.41%	1.19%
Total nonperforming assets as a % of assets	1.36%	1.31%	1.34%	1.53%	0.82%	0.73%
Allowance for loan losses as a % of total loans	1.09%	1.12%	1.16%	1.34%	1.00%	1.09%
Allowance for loan losses as a % of nonperforming loans	51.41%	53.50%	47.47%	47.95%	70.95%	91.03%

TABLE X - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)

	Mar. 31,	As of December 31,
	2016	2015	2014	2013	2012	2011
Residential mortgage:
Residential mortgage loans - first liens	$306,753	$304,783	$291,882	$299,831	$311,627	$331,015
Residential mortgage loans - junior liens	21,622	21,146	21,166	23,040	26,748	28,851
Home equity lines of credit	38,627	39,040	36,629	34,530	33,017	30,037
1-4 Family residential construction	20,010	21,121	16,739	13,909	12,842	9,959
Total residential mortgage	387,012	386,090	366,416	371,310	384,234	399,862
Commercial:
Commercial loans secured by real estate	154,646	154,779	145,878	147,215	158,413	156,388
Commercial and industrial	71,628	75,196	50,157	42,387	48,442	57,191
Political subdivisions	38,364	40,007	17,534	16,291	31,789	37,620
Commercial construction and land	7,445	5,122	6,938	17,003	28,200	23,518
Loans secured by farmland	7,168	7,019	7,916	10,468	11,403	10,949
Multi-family (5 or more) residential	8,393	9,188	8,917	10,985	6,745	6,583
Agricultural loans	4,492	4,671	3,221	3,251	3,053	2,987
Other commercial loans	11,387	12,152	13,334	14,631	362	552
Total commercial	303,523	308,134	253,895	262,231	288,407	295,788
Consumer	11,070	10,656	10,234	10,762	11,269	12,665
Total	701,605	704,880	630,545	644,303	683,910	708,315
Less: allowance for loan losses	(7,661)	(7,889)	(7,336)	(8,663)	(6,857)	(7,705)
Loans, net	$693,944	$696,991	$623,209	$635,640	$677,053	$700,610

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At March 31, 2016, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $24,681,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $19,021,000 at March 31, 2016.

The Corporation’s outstanding, available, and total credit facilities at March 31, 2016 and December 31, 2015 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
	2016	2015	2016	2015	2016	2015
Federal Home Loan Bank of Pittsburgh	$30,503	$60,348	$297,186	$262,361	$327,689	$322,709
Federal Reserve Bank Discount Window	0	0	18,595	19,606	18,595	19,606
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$30,503	$60,348	$360,781	$326,967	$391,284	$387,315

At March 31, 2016, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of short-term borrowings of $18,811,000, and long-term borrowings with a total amount of $11,692,000. At December 31, 2015, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $23,500,000, short-term borrowings of $25,081,000, and long-term borrowings with a total amount of $11,767,000. Additional information regarding borrowed funds is included in Note 8 of the unaudited consolidated financial statements.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets and “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At March 31, 2016, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $233,985,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning capital ratios at March 31, 2016 and December 31, 2015 are presented below. Management believes, as of March 31, 2016 and December 31, 2015, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject and maintain capital conservation buffers (described in more detail in the “New Capital Rule” section below) that allow the Corporation and C&N Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers.

(Dollars in Thousands)							Minimum To Be Well
			Minimum		Minimum To Maintain		Capitalized Under
			Capital		Capital Conservation		Prompt Corrective
	Actual		Requirement		Buffer at Reporting Date		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016:
Total capital to risk-weighted assets:
Consolidated	$178,839	24.19%	$59,148	³8%	$63,769	³8.625%	$73,935	³10%
C&N Bank	161,558	21.99%	58,788	³8%	63,381	³8.625%	73,485	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	170,961	23.12%	29,574	³6%	48,982	³6.625%	59,148	³8%
C&N Bank	153,897	20.94%	29,394	³6%	48,684	³6.625%	58,788	³8%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	170,961	23.12%	29,574	³4.5%	37,892	³5.125%	48,058	³6.5%
C&N Bank	153,897	20.94%	29,394	³4.5%	37,661	³5.125%	47,765	³6.5%
Tier 1 capital to average assets:
Consolidated	170,961	14.26%	47,954	³4%	N/A	N/A	59,943	³5%
C&N Bank	153,897	12.98%	47,415	³4%	N/A	N/A	59,269	³5%

December 31, 2015:
Total capital to risk-weighted assets:
Consolidated	$181,216	24.40%	$59,424	³8%	N/A	N/A	$74,281	³10%
C&N Bank	161,187	21.83%	59,058	³8%	N/A	N/A	73,823	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	173,009	23.29%	29,712	³6%	N/A	N/A	59,424	³8%
C&N Bank	153,298	20.77%	29,529	³6%	N/A	N/A	59,058	³8%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	173,009	23.29%	29,712	³4.5%	N/A	N/A	48,282	³6.5%
C&N Bank	153,298	20.77%	29,529	³4.5%	N/A	N/A	47,985	³6.5%
Tier 1 capital to average assets:
Consolidated	173,009	14.31%	48,355	³4%	N/A	N/A	60,444	³5%
C&N Bank	153,298	12.81%	47,861	³4%	N/A	N/A	59,826	³5%

Management expects the Corporation and C&N Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions and the applicable capital conservation buffers for the next 12 months and for the foreseeable future.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NEW CAPITAL RULE

In July 2013, the federal regulatory authorities issued a new capital rule based, in part, on revisions developed by the Basel Committee on Banking Supervision to the Basel capital framework (Basel III). The Corporation and C&N Bank became subject to the new rule effective January 1, 2015. Generally, the new rule implemented higher minimum capital requirements, revised the definition of regulatory capital components and related calculations, added a new common equity tier 1 capital ratio, implemented a new capital conservation buffer, increased the risk weighting for past due loans and provided a transition period for several aspects of the new rule.

The current (new) capital rule provides that, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. Phase-in of the capital conservation buffer requirements began January 1, 2016. The transition schedule for new ratios, including the capital conservation buffer, is as follows:

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

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income within stockholders’ equity. The balance in Accumulated Other Comprehensive Income related to unrealized gains on available-for-sale securities, net of deferred income tax, amounted to $5,347,000 at March 31, 2016 and $2,493,000 at December 31, 2015. Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at March 31, 2016.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $49,000 at March 31, 2016 and $35,000 at December 31, 2015.

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

Fluctuations in interest rates significantly affect fair values of available-for-sale securities, and accordingly have an effect on Other Comprehensive Income (Loss) in each period. Comprehensive Income totaled $6,441,000 for the three months ended March 31, 2016 as compared to $6,121,000 in the first quarter 2015. For the three months ended March 31, 2016, Comprehensive Income included: (1) Net Income of $3,573,000, which was $242,000 lower than in the first quarter 2015; (2) Other Comprehensive Income from an increase in net unrealized gains on available-for-sale securities of $2,854,000 as compared to Other Comprehensive Gain of $2,373,000 from an increase in net unrealized gains on available-for-sale securities in the first quarter 2015; and (3) Other Comprehensive Gain from defined benefit plans of $14,000, as compared to Other Comprehensive Loss of $67,000 from defined benefit plans in the first quarter 2015.

INCOME TAXES

The effective income tax rate was 23.4% of pre-tax income for the first quarter 2016 and 24.4% for the first quarter 2015. The provision for income tax for interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At March 31, 2016, the net deferred tax asset was $949,000, down from $3,115,000 at December 31, 2015. The most significant change in temporary difference components was an increase of $1,537,000 in the deferred tax liability associated with unrealized gains on available-for-sale securities.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management believes the recorded net deferred tax asset at March 31, 2016 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 11 to the unaudited, consolidated financial statements.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it established a target range of 0% to 0.25%, which it maintained through mid-December 2015. On December 16, 2015, the Federal Reserve raised their target for the federal funds rate to 0.25% to 0.50%. This decision was based on data available that suggested economic activity had been expanding at a moderate pace. This included an increase in household spending, business fixed investments increasing, and an improvement in labor market conditions. Also, throughout this period, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth. Beginning in late 2013, the Federal Reserve began reducing the amount of securities purchased under its asset purchase program and then ended the program in October 2014, though still reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and continued to roll over maturing Treasury securities at auction. The Federal Reserve maintained their commitment to this policy in their March 16, 2016 statement and anticipates doing so until normalization of the level of the federal funds rate is well under way.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

Table XI, which follows this discussion, is based on the results of calculations performed using the simulation model as of January 31, 2016 and December 31, 2015. The table shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XI - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

January 31, 2016 Data
(In Thousands)		Period Ending January 31, 2017

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$51,937	$22,130	$29,807	-20.0%	25.0%
+300	49,274	17,351	31,923	-14.3%	20.0%
+200	46,592	12,661	33,931	-8.9%	15.0%
+100	43,824	8,146	35,678	-4.3%	10.0%
0	40,967	3,705	37,262	0.0%	0.0%
-100	38,268	3,182	35,086	-5.8%	10.0%
-200	36,868	3,179	33,689	-9.6%	15.0%
-300	36,351	3,179	33,172	-11.0%	20.0%
-400	36,208	3,179	33,029	-11.4%	25.0%

	Market Value of Portfolio Equity at January 31, 2016

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$166,868	-24.3%	50.0%
+300	178,584	-19.0%	45.0%
+200	192,086	-12.8%	35.0%
+100	205,639	-6.7%	25.0%
0	220,406	0.0%	0.0%
-100	219,868	-0.2%	25.0%
-200	226,004	2.5%	35.0%
-300	258,154	17.1%	45.0%
-400	292,212	32.6%	50.0%

December 31, 2015 Data
(In Thousands)		Period Ending December 31, 2016

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$52,181	$21,985	$30,196	-20.8%	25.0%
+300	49,687	17,282	32,405	-15.0%	20.0%
+200	47,136	12,659	34,477	-9.6%	15.0%
+100	44,546	8,109	36,437	-4.4%	10.0%
0	41,835	3,715	38,120	0.0%	0.0%
-100	39,116	3,171	35,945	-5.7%	10.0%
-200	37,417	3,168	34,249	-10.2%	15.0%
-300	36,838	3,168	33,670	-11.7%	20.0%
-400	36,689	3,168	33,521	-12.1%	25.0%

	Market Value of Portfolio Equity at December 31, 2016

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$167,741	-24.4%	50.0%
+300	179,772	-18.9%	45.0%
+200	193,823	-12.6%	35.0%
+100	207,803	-6.3%	25.0%
0	221,750	0.0%	0.0%
-100	223,517	0.8%	25.0%
-200	225,185	1.5%	35.0%
-300	250,353	12.9%	45.0%
-400	286,210	29.1%	50.0%

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

Equity securities held as of March 31, 2016 and December 31, 2015 are presented in Table XII. Table XII presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XII does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of March 31, 2016.

TABLE XII - EQUITY SECURITIES RISK

(In Thousands)

	March 31,	Dec. 31,
	2016	2015
Cost	$1,253	$1,680
Fair Value	1,736	2,386
Hypothetical 10% Decline In Market Value	(174)	(239)
Hypothetical 20% Decline In Market Value	(347)	(477)

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

There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed February 18, 2016.

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

The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities during the first quarter 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2016	35,300	$19.83	470,500	152,000
February 1 - 29, 2016	75,550	$19.86	546,050	76,450
March 1 - 31, 2016	43,500	$19.98	589,550	32,950

Through March 31, 2016, 589,550 shares had been repurchased for a total cost of $11,870,000. In April 2016, the Corporation repurchased the remainder of the shares authorized under the program. In total, 622,500 shares were repurchased for a total cost of $12,140,000, at an average price of $19.50 per share.

Effective April 21, 2016, the Corporation’s Board of Directors approved a new treasury stock repurchase program. Under the newly approved stock repurchase program, the Corporation is authorized to repurchase up to 600,000 shares of the Corporation's common stock or slightly less than 5% of the Corporation's issued and outstanding shares at April 19, 2016. Consistent with the previous program, the Board of Directors’ April 21, 2016 authorization provides that: (1) the new treasury stock repurchase program shall be effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program.

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

CITIZENS & NORTHERN CORPORATION

May 5, 2016	By:	/s/ J. Bradley Scovill
Date	President and Chief Executive Officer

May 5, 2016	By:	/s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer

