Form 10-Q
period 2016-06-30
CITIZENS & NORTHERN CORP
filed 2016-08-04
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	12,068,583 Shares Outstanding on August 1, 2016

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data) (Unaudited)	June 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks:
Noninterest-bearing	$14,567	$14,710
Interest-bearing	12,869	21,351
Total cash and due from banks	27,436	36,061
Available-for-sale securities, at fair value	417,205	420,290
Loans held for sale	381	280

Loans receivable	727,842	704,880
Allowance for loan losses	(7,929)	(7,889)
Loans, net	719,913	696,991
Bank-owned life insurance	19,511	20,764
Accrued interest receivable	3,837	3,768
Bank premises and equipment, net	15,339	15,406
Foreclosed assets held for sale	2,052	1,260
Deferred tax asset, net	425	3,115
Intangible asset - Core deposit intangibles	24	30
Intangible asset - Goodwill	11,942	11,942
Other assets	12,953	13,510
TOTAL ASSETS	$1,231,018	$1,223,417

LIABILITIES
Deposits:
Noninterest-bearing	$215,004	$211,041
Interest-bearing	752,947	724,574
Total deposits	967,951	935,615
Short-term borrowings	25,702	53,496
Long-term borrowings	38,615	38,767
Accrued interest and other liabilities	8,220	8,052
TOTAL LIABILITIES	1,040,488	1,035,930

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued at June 30, 2016 and December 31, 2015	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2016 and 2015; issued 12,655,171 at June 30, 2016 and December 31, 2015; outstanding 12,070,195 at June 30, 2016 and 12,180,623 December 31, 2015	12,655	12,655
Paid-in capital	71,391	71,654
Retained earnings	110,677	109,454
Treasury stock, at cost; 584,976 shares at June 30, 2016 and 474,548 shares at December 31, 2015	(11,087)	(8,804)
Sub-total	183,636	184,959
Accumulated other comprehensive income:
Unrealized gain on available-for-sale securities	6,849	2,493
Defined benefit plans gain	45	35
Total accumulated other comprehensive income	6,894	2,528
TOTAL STOCKHOLDERS' EQUITY	190,530	187,487
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,231,018	$1,223,417

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income	3 Months Ended		6 Months Ended
(In Thousands Except Per Share Data) (Unaudited)	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$8,086	$7,753	$16,060	$15,462
Interest on balances with depository institutions	36	25	60	51
Interest on loans to political subdivisions	452	391	900	740
Interest on mortgages held for sale	8	3	14	5
Income from available-for-sale securities:
Taxable	1,490	1,934	3,045	3,908
Tax-exempt	847	1,013	1,743	2,029
Dividends	5	67	39	154
Total interest and dividend income	10,924	11,186	21,861	22,349
INTEREST EXPENSE
Interest on deposits	522	479	1,001	965
Interest on short-term borrowings	41	5	103	6
Interest on long-term borrowings	362	692	725	1,418
Total interest expense	925	1,176	1,829	2,389
Net interest income	9,999	10,010	20,032	19,960
Provision for loan losses	318	221	686	224
Net interest income after provision for loan losses	9,681	9,789	19,346	19,736
OTHER INCOME
Service charges on deposit accounts	1,164	1,305	2,302	2,327
Service charges and fees	123	123	217	236
Trust and financial management revenue	1,251	1,241	2,395	2,355
Brokerage revenue	180	206	353	425
Insurance commissions, fees and premiums	27	23	48	63
Interchange revenue from debit card transactions	487	500	950	974
Net gains from sale of loans	295	183	463	330
Decrease in fair value of servicing rights	(108)	(33)	(179)	(150)
Increase in cash surrender value of life insurance	93	102	189	199
Other operating income	394	312	858	759
Sub-total	3,906	3,962	7,596	7,518
Realized gains on available-for-sale securities, net	122	932	505	1,006
Total other income	4,028	4,894	8,101	8,524
OTHER EXPENSES
Salaries and wages	3,913	3,603	7,800	7,090
Pensions and other employee benefits	1,002	935	2,439	2,320
Occupancy expense, net	560	640	1,169	1,362
Furniture and equipment expense	439	467	866	921
FDIC Assessments	155	148	297	299
Pennsylvania shares tax	323	317	645	635
Professional fees	282	140	571	296
Automated teller machine and interchange expense	267	255	516	501
Software subscriptions	251	211	492	408
Loss on prepayment of debt	0	910	0	910
Other operating expense	1,343	1,248	2,812	2,665
Total other expenses	8,535	8,874	17,607	17,407
Income before income tax provision	5,174	5,809	9,840	10,853
Income tax provision	1,303	1,452	2,396	2,681
NET INCOME	$3,871	$4,357	$7,444	$8,172
NET INCOME PER SHARE - BASIC	$0.32	$0.36	$0.61	$0.67
NET INCOME PER SHARE - DILUTED	$0.32	$0.36	$0.61	$0.67

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income	3 Months Ended		Six Months Ended
(In Thousands)	June 30,		June 30,
	2016	2015	2016	2015
Net income	$3,871	$4,357	$7,444	$8,172

Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) on available-for-sale securities	2,431	(4,572)	7,205	(847)
Reclassification adjustment for gains realized in income	(122)	(932)	(505)	(1,006)
Other comprehensive gain (loss) on available-for-sale securities	2,309	(5,504)	6,700	(1,853)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in accumulated other comprehensive gain (loss)	0	0	26	(100)
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(5)	(5)	(10)	(8)
Other comprehensive (loss) gain on unfunded retirement obligations	(5)	(5)	16	(108)

Other comprehensive income (loss) before income tax	2,304	(5,509)	6,716	(1,961)
Income tax related to other comprehensive income (loss)	(806)	1,929	(2,350)	687

Net other comprehensive income (loss)	1,498	(3,580)	4,366	(1,274)

Comprehensive income	$5,369	$777	$11,810	$6,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS	6 Months Ended
(In Thousands) (Unaudited)	June 30,	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,444	$8,172
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	686	224
Realized gains on available-for-sale securities, net	(505)	(1,006)
Loss on prepayment of debt	0	910
Realized loss (gain) on foreclosed assets	67	(61)
Depreciation expense	787	958
Accretion and amortization on securities, net	660	791
Accretion and amortization on loans and deposits, net	(8)	(10)
Decrease in fair value of servicing rights	179	150
Increase in cash surrender value of life insurance	(189)	(199)
Stock-based compensation	325	307
Amortization of core deposit intangibles	6	11
Deferred income taxes	340	424
Gains on sales of loans, net	(463)	(330)
Origination of loans for sale	(12,698)	(10,029)
Proceeds from sales of loans	12,953	10,089
Increase in accrued interest receivable and other assets	(708)	(1,225)
(Decrease) increase in accrued interest payable and other liabilities	(296)	681
Net Cash Provided by Operating Activities	8,580	9,857
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	100	0
Purchase of certificates of deposit	(340)	0
Proceeds from sales of available-for-sale securities	19,387	11,255
Proceeds from calls and maturities of available-for-sale securities	37,009	41,777
Purchase of available-for-sale securities	(46,766)	(35,200)
Redemption of Federal Home Loan Bank of Pittsburgh stock	2,642	2,042
Purchase of Federal Home Loan Bank of Pittsburgh stock	(1,600)	(2,960)
Net increase in loans	(24,751)	(34,153)
Proceeds from bank owned life insurance	1,442	1,442
Purchase of premises and equipment	(720)	(539)
Return of principal on limited liability entity investments	82	99
Proceeds from sale of foreclosed assets	292	657
Net Cash Used in Investing Activities	(13,223)	(15,580)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	32,336	10,460
Net (decrease) increase in short-term borrowings	(27,794)	14,269
Repayments of long-term borrowings	(152)	(11,054)
Purchase of treasury stock	(3,723)	(3,415)
Sale of treasury stock	100	378
Tax benefit from compensation plans	88	78
Common dividends paid	(5,557)	(5,635)
Net Cash (Used in) Provided by Financing Activities	(4,702)	5,081
DECREASE IN CASH AND CASH EQUIVALENTS	(9,345)	(642)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	33,313	31,619
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,968	$30,977

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Accrued purchase of certificates of deposit	$480	$0
Assets acquired through foreclosure of real estate loans	$1,151	$630
Interest paid	$1,826	$2,404
Income taxes paid	$1,485	$1,645

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders' Equity
(In Thousands Except Share and Per Share Data)
(Unaudited)						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Income	Stock	Total
Six Months Ended June 30, 2016
Balance, December 31, 2015	12,655,171	474,548	$12,655	$71,654	$109,454	$2,528	$(8,804)	$187,487
Net income					7,444			7,444
Other comprehensive income, net						4,366		4,366
Cash dividends declared on common stock, $0.52 per share					(6,298)			(6,298)
Shares issued for dividend reinvestment plan		(36,771)		48			693	741
Treasury stock purchased		187,075					(3,723)	(3,723)
Shares issued from treasury for exercise of stock options		(5,556)		(9)			109	100
Restricted stock granted		(35,427)		(658)			658	0
Forfeiture of restricted stock		1,107		20			(20)	0
Stock-based compensation expense				325				325
Tax effect of stock option exercises				(1)				(1)
Tax benefit from dividends on restricted stock				12				12
Tax benefit from employee benefit plan					77			77
Balance, June 30, 2016	12,655,171	584,976	$12,655	$71,391	$110,677	$6,894	$(11,087)	$190,530

Six Months Ended June 30, 2015
Balance, December 31, 2014	12,655,171	375,191	$12,655	$71,541	$105,550	$5,360	$(6,744)	$188,362
Net income					8,172			8,172
Other comprehensive loss, net						(1,274)		(1,274)
Cash dividends declared on common stock, $0.52 per share					(6,373)			(6,373)
Shares issued for dividend reinvestment plan		(37,758)		25			713	738
Treasury stock purchased		176,000					(3,415)	(3,415)
Shares issued from treasury for exercise of stock options		(22,235)		(26)			404	378
Restricted stock granted		(34,800)		(627)			627	0
Forfeiture of restricted stock		1,943		33			(33)	0
Stock-based compensation expense				307				307
Tax effect of stock option exercises				(6)				(6)
Tax benefit from dividends on restricted stock				11				11
Tax benefit from employee benefit plan					73			73
Balance, June 30, 2015	12,655,171	458,341	$12,655	$71,258	$107,422	$4,086	$(8,448)	$186,973

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

Operating results reported for the three-month and six-month periods ended June 30, 2016 might not be indicative of the results for the year ending December 31, 2016. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Six Months Ended June 30, 2016
Earnings per share – basic	$7,444,000	12,108,743	$0.61
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		197,817
Hypothetical share repurchase at $20.11		(176,659)
Earnings per share – diluted	$7,444,000	12,129,901	$0.61

Six Months Ended June 30, 2015
Earnings per share – basic	$8,172,000	12,233,964	$0.67
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		218,115
Hypothetical share repurchase at $19.97		(196,407)
Earnings per share – diluted	$8,172,000	12,255,672	$0.67

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Three Months Ended June 30, 2016
Earnings per share – basic	$3,871,000	12,062,376	$0.32
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		196,646
Hypothetical share repurchase at $20.17		(175,106)
Earnings per share – diluted	$3,871,000	12,083,916	$0.32

Three Months Ended June 30, 2015
Earnings per share – basic	$4,357,000	12,199,996	$0.36
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		205,024
Hypothetical share repurchase at $20.15		(182,494)
Earnings per share – diluted	$4,357,000	12,222,526	$0.36

Stock options that were anti-dilutive were excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 47,224 shares in the six-month period ended June 30, 2016, 75,539 shares in the six-month period ended June 30, 2015, 47,139 shares in the second quarter 2016 and 47,974 shares in the second quarter 2015.

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of other comprehensive income, and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2016
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$7,205	$(2,521)	$4,684
Reclassification adjustment for (gains) realized in income	(505)	177	(328)
Other comprehensive income on available-for-sale securities	6,700	(2,344)	4,356

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	26	(9)	17
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(10)	3	(7)
Other comprehensive income on unfunded retirement obligations	16	(6)	10

Total other comprehensive income	$6,716	$(2,350)	$4,366

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2015
Unrealized losses on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	$(847)	$297	$(550)
Reclassification adjustment for (gains) realized in income	(1,006)	352	(654)
Other comprehensive loss on available-for-sale securities	(1,853)	649	(1,204)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	(100)	35	(65)
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(8)	3	(5)
Other comprehensive loss on unfunded retirement obligations	(108)	38	(70)

Total other comprehensive loss	$(1,961)	$687	$(1,274)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended June 30, 2016
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$2,431	$(850)	$1,581
Reclassification adjustment for (gains) realized in income	(122)	43	(79)
Other comprehensive income on available-for-sale securities	2,309	(807)	1,502

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	0	0	0
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(5)	1	(4)
Other comprehensive loss on unfunded retirement obligations	(5)	1	(4)

Total other comprehensive income	$2,304	$(806)	$1,498

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended June 30, 2015
Unrealized losses on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	$(4,572)	$1,601	$(2,971)
Reclassification adjustment for (gains) realized in income	(932)	326	(606)
Other comprehensive loss on available-for-sale securities	(5,504)	1,927	(3,577)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	0	0	0
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(5)	2	(3)
Other comprehensive loss on unfunded retirement obligations	(5)	2	(3)

Total other comprehensive loss	$(5,509)	$1,929	$(3,580)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Changes in the components of accumulated other comprehensive income are as follows and are presented net of tax:

(In Thousands)		Unfunded	Accumulated
	Unrealized	Pension and	Other
	Holding Gains	Postretirement	Comprehensive
	on Securities	Obligations	Income
Six Months Ended June 30, 2016
Balance, beginning of period	$2,493	$35	$2,528
Other comprehensive income before reclassifications	4,684	17	4,701
Amounts reclassified from accumulated other comprehensive income	(328)	(7)	(335)
Other comprehensive income	4,356	10	4,366
Balance, end of period	$6,849	$45	$6,894

Six Months Ended June 30, 2015
Balance, beginning of period	$5,281	$79	$5,360
Other comprehensive loss before reclassifications	(550)	(65)	(615)
Amounts reclassified from accumulated other comprehensive income	(654)	(5)	(659)
Other comprehensive loss	(1,204)	(70)	(1,274)
Balance, end of period	$4,077	$9	$4,086

Three Months Ended June 30, 2016
Balance, beginning of period	$5,347	$49	$5,396
Other comprehensive income before reclassifications	1,581	0	1,581
Amounts reclassified from accumulated other comprehensive income	(79)	(4)	(83)
Other comprehensive income	1,502	(4)	1,498
Balance, end of period	$6,849	$45	$6,894

Three Months Ended June 30, 2015
Balance, beginning of period	$7,654	$12	$7,666
Other comprehensive loss before reclassifications	(2,971)	0	(2,971)
Amounts reclassified from accumulated other comprehensive income	(606)	(3)	(609)
Other comprehensive loss	(3,577)	(3)	(3,580)
Balance, end of period	$4,077	$9	$4,086

Items reclassified out of each component of other comprehensive income are as follows:

For the Six Months Ended June 30, 2016
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale securities	$(505)	Realized gains on available-for-sale securities, net
	177	Income tax provision
	(328)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(15)	Pensions and other employee benefits
Actuarial loss	5	Pensions and other employee benefits
	(10)	Total before tax
	3	Income tax provision
	(7)	Net of tax
Total reclassifications for the period	$(335)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

For the Six Months Ended June 30, 2015
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale securities	$(1,006)	Realized gains on available-for-sale securities, net
	352	Income tax provision
	(654)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(15)	Pensions and other employee benefits
Actuarial loss	7	Pensions and other employee benefits
	(8)	Total before tax
	3	Income tax provision
	(5)	Net of tax
Total reclassifications for the period	$(659)

For the Three Months Ended June 30, 2016
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale securities	$(122)	Realized gains on available-for-sale securities, net
	43	Income tax provision
	(79)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(7)	Pensions and other employee benefits
Actuarial loss	2	Pensions and other employee benefits
	(5)	Total before tax
	1	Income tax provision
	(4)	Net of tax
Total reclassifications for the period	$(83)

For the Three Months Ended June 30, 2015
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale securities	$(932)	Realized gains on available-for-sale securities, net
	326	Income tax provision
	(606)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(8)	Pensions and other employee benefits
Actuarial loss	3	Pensions and other employee benefits
	(5)	Total before tax
	2	Income tax provision
	(3)	Net of tax
Total reclassifications for the period	$(609)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

4. CASH AND DUE FROM BANKS

Cash and due from banks at June 30, 2016 and December 31, 2015 include the following:

(In thousands)	June 30,	Dec. 31,
	2016	2015
Cash and cash equivalents	$23,968	$33,313
Certificates of deposit	3,468	2,748
Total cash and due from banks	$27,436	$36,061

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $12,532,000 at June 30, 2016 and $15,327,000 at December 31, 2015.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At June 30, 2016 and December 31, 2015, assets measured at fair value and the valuation methods used are as follows:

		June 30, 2016
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$9,781	$0	$9,781
Obligations of states and political subdivisions:
Tax-exempt	0	116,056	0	116,056
Taxable	0	35,132	0	35,132
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	65,407	0	65,407
Residential collateralized mortgage obligations	0	177,980	0	177,980
Commercial mortgage-backed securities	0	11,239	0	11,239
Collateralized debt obligations	0	1	0	1
Total debt securities	0	415,596	0	415,596
Marketable equity securities	1,609	0	0	1,609
Total available-for-sale securities	1,609	415,596	0	417,205
Servicing rights	0	0	1,224	1,224
Total recurring fair value measurements	$1,609	$415,596	$1,224	$418,429

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$1,275	$1,275
Valuation allowance	0	0	(253)	(253)
Impaired loans, net	0	0	1,022	1,022
Foreclosed assets held for sale	0	0	2,052	2,052
Total nonrecurring fair value measurements	$0	$0	$3,074	$3,074

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2015
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$10,483	$0	$10,483
Obligations of states and political subdivisions:
Tax-exempt	0	107,757	0	107,757
Taxable	0	34,597	0	34,597
Mortgage-backed securities	0	73,343	0	73,343
Collateralized mortgage obligations, Issued by U.S. Government agencies	0	191,715	0	191,715
Collateralized debt obligations	0	9	0	9
Total debt securities	0	417,904	0	417,904
Marketable equity securities	2,386	0	0	2,386
Total available-for-sale securities	2,386	417,904	0	420,290
Servicing rights	0	0	1,296	1,296
Total recurring fair value measurements	$2,386	$417,904	$1,296	$421,586

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$1,933	$1,933
Valuation allowance	0	0	(820)	(820)
Impaired loans, net	0	0	1,113	1,113
Foreclosed assets held for sale	0	0	1,260	1,260
Total nonrecurring fair value measurements	$0	$0	$2,373	$2,373

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

At June 30, 2016 and December 31, 2015, quantitative information regarding significant techniques and inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	6/30/16	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		6/30/16
Servicing rights	$1,224	Discounted cash flow	Discount rate	10.00%	Rate used through modeling period
			Loan prepayment speeds	181.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Fair Value at
	12/31/15	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/15
Servicing rights	$1,296	Discounted cash flow	Discount rate	10.00%	Rate used through modeling period
			Loan prepayment speeds	146.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Servicing rights balance, beginning of period	$1,261	$1,195	$1,296	$1,281
Issuances of servicing rights	71	47	107	78
Unrealized losses included in earnings	(108)	(33)	(179)	(150)
Servicing rights balance, end of period	$1,224	$1,209	$1,224	$1,209

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

At June 30, 2016 and December 31, 2015, quantitative information regarding significant techniques and inputs used for nonrecurring fair value measurements using unobservable inputs (Level 3 methodologies) are as follows:

(In Thousands, Except						Value at
Percentages)		Valuation				6/30/16
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	(Weighted
Asset	6/30/16	6/30/16	6/30/16	Technique	Inputs	Average)

Impaired loans:
Commercial:
Commercial loans secured by real estate	$413	$125	$288	Sales comparison	Discount to appraised value	44%
Commercial and industrial	354	77	277	Sales comparison	Discount to appraised value	54%
Loans secured by farmland	508	51	457	Sales comparison	Discount to appraised value	55%
Total impaired loans	$1,275	$253	$1,022
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$1,005	$0	$1,005	Sales comparison	Discount to appraised value	34%
Land	1,047	0	1,047	Sales comparison	Discount to appraised value	39%
Total foreclosed assets held for sale	$2,052	$0	$2,052

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands, Except						Value at
Percentages)		Valuation				12/31/15
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	(Weighted
Asset	12/31/15	12/31/15	12/31/15	Technique	Inputs	Average)

Impaired loans:
Residential mortgage loans - first liens	$42	$1	$41	Sales comparison	Discount to appraised value	31%
Commercial:
Commercial loans secured by
real estate	317	97	220	Sales comparison	Discount to appraised value	46%
Commercial and industrial	75	75	0	Sales comparison	Discount to appraised value	31%
Loans secured by farmland	512	52	460	Sales comparison	Discount to appraised value	49%
Multi-family (5 or more) residential	987	595	392	Sales comparison	Discount to appraised value	41%
Total impaired loans	$1,933	$820	$1,113
Foreclosed assets held for sale -real estate:
Residential (1-4 family)	$556	$0	$556	Sales comparison	Discount to appraised value	32%
Land	704	0	704	Sales comparison	Discount to appraised value	29%
Total foreclosed assets held for sale	$1,260	$0	$1,260

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at June 30, 2016 and December 31, 2015. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	Valuation	June 30, 2016		December 31, 2015
	Method(s)	Carrying	Fair	Carrying	Fair
	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$23,968	$23,968	$33,313	$33,313
Certificates of deposit	Level 2	3,468	3,500	2,748	2,752
Available-for-sale securities	See Above	417,205	417,205	420,290	420,290
Restricted equity securities (included in Other Assets)	Level 2	3,615	3,615	4,657	4,657
Loans held for sale	Level 2	381	381	280	280
Loans, net	Level 3	719,913	720,987	696,991	685,552
Accrued interest receivable	Level 2	3,837	3,837	3,768	3,768
Servicing rights	Level 3	1,224	1,224	1,296	1,296

Financial liabilities:
Deposits with no stated maturity	Level 2	737,817	737,817	713,931	713,931
Time deposits	Level 2	230,134	230,555	221,684	221,891
Short-term borrowings	Level 2	25,702	25,615	53,496	53,398
Long-term borrowings	Level 2	38,615	40,017	38,767	40,166
Accrued interest payable	Level 2	73	73	70	70

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

6. SECURITIES

Amortized cost and fair value of available-for-sale securities at June 30, 2016 and December 31, 2015 are summarized as follows:

		June 30, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$9,664	$117	$0	$9,781
Obligations of states and political subdivisions:
Tax-exempt	110,702	5,374	(20)	116,056
Taxable	34,015	1,117	0	35,132
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	64,108	1,299	0	65,407
Residential collateralized mortgage obligations	175,889	2,354	(263)	177,980
Commercial mortgage-backed securities	11,120	119	0	11,239
Collateralized debt obligations	1	0	0	1
Total debt securities	405,499	10,380	(283)	415,596
Marketable equity securities	1,171	438	0	1,609
Total	$406,670	$10,818	$(283)	$417,205

		December 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$10,663	$12	$(192)	$10,483
Obligations of states and political subdivisions:
Tax-exempt	103,414	4,365	(22)	107,757
Taxable	34,317	381	(101)	34,597
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	73,227	486	(370)	73,343
Residential collateralized mortgage obligations	193,145	623	(2,053)	191,715
Collateralized debt obligations:	9	0	0	9
Total debt securities	414,775	5,867	(2,738)	417,904
Marketable equity securities	1,680	706	0	2,386
Total	$416,455	$6,573	$(2,738)	$420,290

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015:

June 30, 2016	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions, Tax-exempt	$2,875	$(6)	$1,002	$(14)	$3,877	$(20)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies,
Residential collateralized mortgage obligations	2,773	(73)	25,995	(190)	28,768	(263)
Total temporarily impaired available-for-sale securities	$5,648	$(79)	$26,997	$(204)	$32,645	$(283)

December 31, 2015	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$0	$0	$7,850	$(192)	$7,850	$(192)
Obligations of states and political subdivisions:
Tax-exempt	5,200	(19)	216	(3)	5,416	(22)
Taxable	10,605	(60)	2,910	(41)	13,515	(101)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored Agencies:
Residential pass-through securities	38,764	(295)	3,503	(75)	42,267	(370)
Residential collateralized mortgage obligations	88,355	(648)	49,273	(1,405)	137,628	(2,053)
Total temporarily impaired available-for-sale securities	$142,924	$(1,022)	$63,752	$(1,716)	$206,676	$(2,738)

Gross realized gains and losses from available-for-sale securities were as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Gross realized gains from sales	$123	$932	$506	$1,006
Gross realized losses from sales	(1)	0	(1)	0
Net realized gains	$122	$932	$505	$1,006

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of June 30, 2016. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$11,792	$11,899
Due from one year through five years	73,657	76,144
Due from five years through ten years	44,270	46,349
Due after ten years	24,663	26,578
Sub-total	154,382	160,970
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	64,108	65,407
Residential collateralized mortgage obligations	175,889	177,980
Commercial mortgage-backed securities	11,120	11,239
Total	$405,499	$415,596

The Corporation’s mortgage-backed securities have stated maturities that may differ from actual maturities due to borrowers’ ability to prepay obligations. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans and are generally influenced by the level of interest rates. In the table above, mortgage-backed securities and collateralized mortgage obligations are shown in one period.

Investment securities carried at $203,791,000 at June 30, 2016 and $228,616,000 at December 31, 2015 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements.

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

A summary of information management considered in evaluating debt and equity securities for OTTI at June 30, 2016 is provided below.

Debt Securities

At June 30, 2016, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities at June 30, 2016 to be temporary.

Equity Securities

The Corporation’s marketable equity securities at June 30, 2016 and December 31, 2015 consisted exclusively of stocks of banking companies. At June 30, 2016, the Corporation held no stocks with an unrealized loss.

The Corporation realized gains from sales of bank stocks totaling $28,000 in the three-month period ended June 30, 2016 and $277,000 during the first six months of 2016. Realized gains from sales of bank stocks totaled $476,000 in the three-month and six-month periods ended June 30, 2015.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $3,485,000 at June 30, 2016 and $4,527,000 at December 31, 2015. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at June 30, 2016 and December 31, 2015. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

7. LOANS

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans. Loans outstanding at June 30, 2016 and December 31, 2015 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type
(In Thousands)	June 30,	Dec. 31,
	2016	2015
Residential mortgage:
Residential mortgage loans - first liens	$315,191	$304,783
Residential mortgage loans - junior liens	22,159	21,146
Home equity lines of credit	39,054	39,040
1-4 Family residential construction	22,241	21,121
Total residential mortgage	398,645	386,090
Commercial:
Commercial loans secured by real estate	153,070	154,779
Commercial and industrial	82,390	75,196
Political subdivisions	41,026	40,007
Commercial construction and land	9,193	5,122
Loans secured by farmland	6,615	7,019
Multi-family (5 or more) residential	8,173	9,188
Agricultural loans	4,692	4,671
Other commercial loans	11,904	12,152
Total commercial	317,063	308,134
Consumer	12,134	10,656
Total	727,842	704,880
Less: allowance for loan losses	(7,929)	(7,889)
Loans, net	$719,913	$696,991

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either June 30, 2016 or December 31, 2015.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of June 30, 2016 and December 31, 2015, management determined that no allowance for credit losses related to unfunded loan commitments was required.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month and six-month periods ended June 30, 2016 and 2015 were as follows:

Three Months Ended June 30, 2016	March 31,				June 30,
(In Thousands)	2016 Balance	Charge-offs	Recoveries	Provision (Credit)	2016 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,722	$(42)	$0	$150	$2,830
Residential mortgage loans - junior liens	228	0	0	11	239
Home equity lines of credit	351	0	0	8	359
1-4 Family residential construction	200	0	0	22	222
Total residential mortgage	3,501	(42)	0	191	3,650
Commercial:
Commercial loans secured by real estate	2,027	0	1	55	2,083
Commercial and industrial	976	0	0	62	1,038
Commercial construction and land	84	0	0	21	105
Loans secured by farmland	108	0	0	(5)	103
Multi-family (5 or more) residential	256	0	0	(8)	248
Agricultural loans	44	0	0	3	47
Other commercial loans	112	0	0	7	119
Total commercial	3,607	0	1	135	3,743
Consumer	126	(21)	12	21	138
Unallocated	427	0	0	(29)	398
Total Allowance for Loan Losses	$7,661	$(63)	$13	$318	$7,929

Three Months Ended June 30, 2015	March 31,				June 30,
(In Thousands)	2015 Balance	Charge-offs	Recoveries	Provision (Credit)	2015 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,774	$(58)	$0	$59	$2,775
Residential mortgage loans - junior liens	200	0	0	10	210
Home equity lines of credit	322	0	0	22	344
1-4 Family residential construction	207	0	0	50	257
Total residential mortgage	3,503	(58)	0	141	3,586
Commercial:
Commercial loans secured by real estate	1,736	0	0	(44)	1,692
Commercial and industrial	684	0	3	113	800
Commercial construction and land	286	0	0	10	296
Loans secured by farmland	159	0	0	(4)	155
Multi-family (5 or more) residential	81	0	0	(1)	80
Agricultural loans	29	0	0	11	40
Other commercial loans	123	0	0	(3)	120
Total commercial	3,098	0	3	82	3,183
Consumer	139	(19)	19	(4)	135
Unallocated	394	0	0	2	396
Total Allowance for Loan Losses	$7,134	$(77)	$22	$221	$7,300

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Six Months Ended June 30, 2016	Dec. 31,				June 30,
(In Thousands)	2015 Balance	Charge-offs	Recoveries	Provision (Credit)	2016 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,645	$(42)	$0	$227	$2,830
Residential mortgage loans - junior liens	219	0	0	20	239
Home equity lines of credit	347	0	0	12	359
1-4 Family residential construction	207	0	0	15	222
Total residential mortgage	3,418	(42)	0	274	3,650
Commercial:
Commercial loans secured by real estate	1,939	0	2	142	2,083
Commercial and industrial	981	0	1	56	1,038
Commercial construction and land	58	0	0	47	105
Loans secured by farmland	106	0	0	(3)	103
Multi-family (5 or more) residential	675	(595)	0	168	248
Agricultural loans	45	0	0	2	47
Other commercial loans	118	0	0	1	119
Total commercial	3,922	(595)	3	413	3,743
Consumer	122	(39)	27	28	138
Unallocated	427	0	0	(29)	398
Total Allowance for Loan Losses	$7,889	$(676)	$30	$686	$7,929

Six Months Ended June 30, 2015	Dec. 31,				June 30,
(In Thousands)	2014 Balance	Charge-offs	Recoveries	Provision (Credit)	2015 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,941	$(137)	$1	$(30)	$2,775
Residential mortgage loans - junior liens	176	0	0	34	210
Home equity lines of credit	322	0	0	22	344
1-4 Family residential construction	214	0	0	43	257
Total residential mortgage	3,653	(137)	1	69	3,586
Commercial:
Commercial loans secured by real estate	1,758	(115)	0	49	1,692
Commercial and industrial	688	(10)	4	118	800
Commercial construction and land	283	0	0	13	296
Loans secured by farmland	165	0	0	(10)	155
Multi-family (5 or more) residential	87	0	0	(7)	80
Agricultural loans	31	0	0	9	40
Other commercial loans	131	0	0	(11)	120
Total commercial	3,143	(125)	4	161	3,183
Consumer	145	(37)	34	(7)	135
Unallocated	395	0	0	1	396
Total Allowance for Loan Losses	$7,336	$(299)	$39	$224	$7,300

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of June 30, 2016 and December 31, 2015:

June 30, 2016
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$304,713	$562	$9,852	$64	$315,191
Residential mortgage loans - junior liens	21,591	154	414	0	22,159
Home equity lines of credit	38,030	423	601	0	39,054
1-4 Family residential construction	22,225	16	0	0	22,241
Total residential mortgage	386,559	1,155	10,867	64	398,645
Commercial:
Commercial loans secured by real estate	135,738	5,941	11,391	0	153,070
Commercial and Industrial	77,197	3,509	1,558	126	82,390
Political subdivisions	41,026	0	0	0	41,026
Commercial construction and land	9,096	60	37	0	9,193
Loans secured by farmland	4,911	169	1,517	18	6,615
Multi-family (5 or more) residential	7,538	0	635	0	8,173
Agricultural loans	3,862	817	13	0	4,692
Other commercial loans	11,828	0	76	0	11,904
Total commercial	291,196	10,496	15,227	144	317,063
Consumer	11,922	1	211	0	12,134
Totals	$689,677	$11,652	$26,305	$208	$727,842

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2015
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$295,302	$407	$9,007	$67	$304,783
Residential mortgage loans - junior liens	20,558	185	403	0	21,146
Home equity lines of credit	38,071	543	426	0	39,040
1-4 Family residential construction	21,104	17	0	0	21,121
Total residential mortgage	375,035	1,152	9,836	67	386,090
Commercial:
Commercial loans secured by real estate	140,381	5,862	8,536	0	154,779
Commercial and Industrial	71,225	2,106	1,737	128	75,196
Political subdivisions	40,007	0	0	0	40,007
Commercial construction and land	4,957	60	105	0	5,122
Loans secured by farmland	5,084	483	1,432	20	7,019
Multi-family (5 or more) residential	7,943	0	1,245	0	9,188
Agricultural loans	4,655	0	16	0	4,671
Other commercial loans	12,073	0	79	0	12,152
Total commercial	286,325	8,511	13,150	148	308,134
Consumer	10,490	21	145	0	10,656
Totals	$671,850	$9,684	$23,131	$215	$704,880

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

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 56% at June 30, 2016) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Also, all loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment. Loans that are individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually evaluated, but which have not been determined to be impaired, are included in the “Collectively Evaluated” column in the tables summarizing the allowance and associated loan balances as of June 30, 2016 and December 31, 2015.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of June 30, 2016 and December 31, 2015:

June 30, 2016	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$824	$314,367	$315,191	$0	$2,830	$2,830
Residential mortgage loans - junior liens	71	22,088	22,159	0	239	239
Home equity lines of credit	0	39,054	39,054	0	359	359
1-4 Family residential construction	0	22,241	22,241	0	222	222
Total residential mortgage	895	397,750	398,645	0	3,650	3,650
Commercial:
Commercial loans secured by real estate	5,856	147,214	153,070	125	1,958	2,083
Commercial and industrial	766	81,624	82,390	77	961	1,038
Political subdivisions	0	41,026	41,026	0	0	0
Commercial construction and land	0	9,193	9,193	0	105	105
Loans secured by farmland	1,408	5,207	6,615	51	52	103
Multi-family (5 or more) residential	392	7,781	8,173	0	248	248
Agricultural loans	13	4,679	4,692	0	47	47
Other commercial loans	0	11,904	11,904	0	119	119
Total commercial	8,435	308,628	317,063	253	3,490	3,743
Consumer	0	12,134	12,134	0	138	138
Unallocated						398

Total	$9,330	$718,512	$727,842	$253	$7,278	$7,929

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2015	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$884	$303,899	$304,783	$1	$2,644	$2,645
Residential mortgage loans - junior liens	74	21,072	21,146	0	219	219
Home equity lines of credit	0	39,040	39,040	0	347	347
1-4 Family residential construction	0	21,121	21,121	0	207	207
Total residential mortgage	958	385,132	386,090	1	3,417	3,418
Commercial:
Commercial loans secured by real estate	6,262	148,517	154,779	97	1,842	1,939
Commercial and industrial	324	74,872	75,196	75	906	981
Political subdivisions	0	40,007	40,007	0	0	0
Commercial construction and land	0	5,122	5,122	0	58	58
Loans secured by farmland	1,427	5,592	7,019	52	54	106
Multi-family (5 or more) residential	987	8,201	9,188	595	80	675
Agricultural loans	16	4,655	4,671	0	45	45
Other commercial loans	0	12,152	12,152	0	118	118
Total commercial	9,016	299,118	308,134	819	3,103	3,922
Consumer	0	10,656	10,656	0	122	122
Unallocated						427

Total	$9,974	$694,906	$704,880	$820	$6,642	$7,889

Summary information related to impaired loans at June 30, 2016 and December 31, 2015 is as follows:

(In Thousands)	June 30, 2016			December 31, 2015
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Residential mortgage loans - first liens	$824	$824	$0	$842	$842	$0
Residential mortgage loans - junior liens	71	71	0	74	74	0
Commercial loans secured by real estate	7,127	5,443	0	7,580	5,945	0
Commercial and industrial	412	412	0	249	249	0
Loans secured by farmland	900	900	0	915	915	0
Multi-family (5 or more) residential	987	392	0	0	0	0
Agricultural loans	13	13	0	16	16	0
Total with no related allowance recorded	10,334	8,055	0	9,676	8,041	0

With a related allowance recorded:
Residential mortgage loans - first liens	0	0	0	42	42	1
Commercial loans secured by real estate	413	413	125	317	317	97
Commercial and industrial	354	354	77	75	75	75
Loans secured by farmland	508	508	51	512	512	52
Multi-family (5 or more) residential	0	0	0	987	987	595
Total with a related allowance recorded	1,275	1,275	253	1,933	1,933	820
Total	$11,609	$9,330	$253	$11,609	$9,974	$820

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

					Interest Income Recognized on
	Average Investment in Impaired Loans				Impaired Loans on a Cash Basis
(In Thousands)	3 Months Ended		6 Months Ended		3 Months Ended		6 Months Ended
	June 30,		June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Residential mortgage:
Residential mortgage loans - first lien	$833	$3,701	$847	$3,819	$12	$20	$22	$58
Residential mortgage loans - junior lien	71	66	72	57	1	1	2	2
Total residential mortgage	904	3,767	919	3,876	13	21	24	60
Commercial:
Commercial loans secured by real estate	5,892	6,286	6,026	6,437	81	90	191	203
Commercial and industrial	754	423	661	513	7	5	10	12
Commercial construction and land	0	41	0	58	0	0	0	0
Loans secured by farmland	1,413	1,447	1,418	1,468	17	26	38	52
Multi-family (5 or more) residential	490	0	590	0	0	0	0	0
Agricultural loans	15	46	15	23	0	2	1	2
Total commercial	8,564	8,243	8,710	8,499	105	123	240	269
Consumer	18	0	15	0	0	0	0	0
Total	$9,486	$12,010	$9,644	$12,375	$118	$144	$264	$329

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

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	June 30, 2016		December 31, 2015
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$3,663	$2,739	$2,381	$3,044
Residential mortgage loans - junior liens	44	0	79	0
Home equity lines of credit	285	12	130	0
Total residential mortgage	3,992	2,751	2,590	3,044
Commercial:
Commercial loans secured by real estate	135	5,592	503	5,730
Commercial and industrial	313	310	65	313
Loans secured by farmland	102	1,408	0	1,427
Multi-family (5 or more) residential	0	392	0	987
Agricultural loans	76	13	0	16
Total commercial	626	7,715	568	8,473
Consumer	36	38	71	0

Totals	$4,654	$10,504	$3,229	$11,517

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

The table below presents a summary of the contractual aging of loans as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016				As of December 31, 2015
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$306,697	$3,852	$4,642	$315,191	$294,703	$6,156	$3,924	$304,783
Residential mortgage loans - junior liens	21,826	289	44	22,159	20,816	251	79	21,146
Home equity lines of credit	38,527	242	285	39,054	38,581	329	130	39,040
1-4 Family residential construction	22,241	0	0	22,241	21,121	0	0	21,121
Total residential mortgage	389,291	4,383	4,971	398,645	375,221	6,736	4,133	386,090

Commercial:
Commercial loans secured by real estate	149,599	2,762	709	153,070	153,427	108	1,244	154,779
Commercial and industrial	81,927	139	324	82,390	75,002	118	76	75,196
Political subdivisions	41,026	0	0	41,026	40,007	0	0	40,007
Commercial construction and land	9,193	0	0	9,193	5,018	104	0	5,122
Loans secured by farmland	5,413	284	918	6,615	5,970	223	826	7,019
Multi-family (5 or more) residential	7,713	68	392	8,173	8,201	0	987	9,188
Agricultural loans	4,560	43	89	4,692	4,642	13	16	4,671
Other commercial loans	11,904	0	0	11,904	12,152	0	0	12,152
Total commercial	311,335	3,296	2,432	317,063	304,419	566	3,149	308,134
Consumer	11,979	81	74	12,134	10,537	48	71	10,656

Totals	$712,605	$7,760	$7,477	$727,842	$690,177	$7,350	$7,353	$704,880

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at June 30, 2016 and December 31, 2015 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
June 30, 2016 Nonaccrual Totals	$6,866	$815	$2,823	$10,504
December 31, 2015 Nonaccrual Totals	$7,100	$293	$4,124	$11,517

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at June 30, 2016 and December 31, 2015 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
June 30, 2016 Totals	$989	$58	$81	$5,021	$6,149
December 31, 2015 Totals	$1,186	$0	$81	$5,097	$6,364

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The TDR that occurred during the three-month period ended June 30, 2016 is as follows:

Three Months Ended June 30, 2016		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial,
Commercial and industrial	1	$102	$102

There were no TDRs that occurred during the three-month period ended June 30, 2015.

The TDR in the three-month period ended June 30, 2016 resulted from an extension of a final maturity date and a lowered interest rate. There was a $30,000 allowance for loan losses on this loan at June 30, 2016 as compared to no allowance for loan losses on the loan prior to the second quarter 2016.

TDRs that occurred during the six-month periods ended June 30, 2016 and 2015 were as follows:

Six Months Ended June 30, 2016		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial,
Commercial and industrial	2	$107	$107

Six Months Ended June 30, 2015		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage:
Residential mortgage loans - first liens	1	$56	$56
Residential mortgage loans - junior liens	1	32	32
Consumer	1	30	30

The TDRs in the six-month period ended June 30, 2016 included an extension of a final maturity date and a lowered interest rate on one contract and an extension of a final maturity date on one contract. There was a $30,000 allowance for loan losses on the commercial and industrial loan that included an extension of a final maturity date and a lowered interest rate at June 30, 2016 as compared to no allowance for loan losses on the loan at December 31, 2015. There was no allowance for loan losses at June 30, 2016 on the other commercial and industrial loan (TDR), and no change in the allowance for loan losses resulting from that TDR in the six-month period ended June 30, 2016.

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

In the three-month period ended June 30, 2016, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months were as follows:

	Number
	of	Recorded
	Contracts	Investment
Three Months Ended June 30, 2016
(Balances in Thousands)
Residential mortgage:
Residential mortgage loans - first liens	1	$242
Residential mortgage loans - junior liens	1	30
Consumer	1	28

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

There were no defaults on loans for which modification considered to be TDRs were entered into within the previous 12 months in the three-month period ended June 30, 2015.

In the six-month period ended June 30, 2016, the events of default in the table listed above resulted from a borrower’s failure to pay in a timely manner after reduced payment amounts for six months expired on the Residential mortgage – first lien and a borrower’s failure to pay in a timely manner after lowered interest rates and reduced payment amounts on the Residential mortgage – junior lien and on the Consumer loan. There was no allowance for loan losses recorded on these loans at June 30, 2016.

In the six-month periods ended June 30, 2016 and 2015, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months were as follows:

	Number
	of	Recorded
	Contracts	Investment
Six Months Ended June 30, 2016
(Balances in Thousands)
Residential mortgage:
Residential mortgage loans - first liens	2	$273
Residential mortgage loans - junior liens	1	30
Commercial,
Commercial and industrial	1	5
Consumer	1	28

	Number
	of	Recorded
	Contracts	Investment
Six Months Ended June 30, 2015
(Balances in Thousands)
Residential mortgage,
Residential mortgage loans - first liens	2	$115
Commercial:
Commercial loans secured by real estate	1	407
Commercial construction and land	1	25

In the six-month period ended June 30, 2016, the events of default in the table listed above resulted from the borrowers’ failure to make timely payments under the following circumstances: (1) for one customer relationship included in the Residential first lien mortgage class, timely payment was missed after payment amounts were reduced for six months; (2) for the other customer relationship in the Residential first lien mortgage class, payment was missed after the monthly payment amount was reduced for six months; (3) for the customer relationships in the Residential junior lien mortgage class and the consumer class, timely payments were missed after interest rates and payment amounts were reduced on both loans; and (4) for the Commercial and industrial loan, the borrower failed to pay off the loan at the extended maturity date.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the unaudited Consolidated Balance Sheet) is as follows:

(In Thousands)	June 30,	Dec. 31,
	2016	2015
Foreclosed residential real estate	$1,005	$556

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	June 30,	Dec. 31,
	2016	2015
Residential real estate in process of foreclosure	$1,598	$1,173

8. BORROWED FUNDS

Short-term borrowings include the following:

(In Thousands)	June 30,	Dec. 31,
	2016	2015
FHLB-Pittsburgh borrowings	$20,041	$48,581
Customer repurchase agreements	5,661	4,915
Total short-term borrowings	$25,702	$53,496

Short-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	June 30,	Dec. 31
	2016	2015
Overnight borrowing	$7,500	$23,500
Other short-term advances	12,541	25,081
Total short-term FHLB-Pittsburgh borrowings	$20,041	$48,581

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $454,935,000 at June 30, 2016 and $450,883,000 at December 31, 2015. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $3,485,000 at June 30, 2016 and $4,527,000 at December 31, 2015.

At June 30, 2016, short-term borrowings from the FHLB-Pittsburgh include 6 advances of approximately $2,090,000 each, maturing monthly throughout the remainder of the year ending December 31, 2016, with a weighted average interest rate of 0.99% and rates ranging from 0.92% to 1.052%. In the first six months 2016, the Corporation repaid six advances of approximately $2,090,000 each, with a weighted average rate of 0.72%.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average interest rate paid by the Corporation on customer repurchase agreements was 0.10% at June 30, 2016 and December 31, 2015. The carrying value of the underlying securities was $17,218,000 at June 30, 2016 and $12,613,000 at December 31, 2015.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Long-term borrowings are as follows:

(In Thousands)	June 30,	Dec. 31,
	2016	2015
FHLB-Pittsburgh borrowings	$11,615	$11,767
Repurchase agreement	27,000	27,000
Total long-term borrowings	$38,615	$38,767

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	June 30,	Dec. 31,
	2016	2015
Loan maturing in 2016 with a rate of 6.86%	$32	$57
Loan maturing in 2017 with a rate of 6.83%	7	10
Loan maturing in 2017 with a rate of 3.81%	10,000	10,000
Loan maturing in 2020 with a rate of 4.79%	734	821
Loan maturing in 2025 with a rate of 4.91%	842	879
Total long-term FHLB-Pittsburgh borrowings	$11,615	$11,767

The repurchase agreement included in long-term borrowings has an interest rate of 3.595% and an effective maturity date in December 2017.

The “Repurchase Date,” as defined in the Master Repurchase Agreement between the Corporation and the broker-dealer, occurs quarterly on or about the 20th of each March, June, September and December until the “Final Repurchase Date” (as defined) on December 20, 2017. The Corporation pays interest, and the borrowing is putable by the issuer, on each Repurchase Date. The Final Repurchase Date is the effective maturity date of the borrowing.

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

The carrying value of the underlying securities was $36,117,000 at June 30, 2016 and $33,780,000 at December 31, 2015, detailed in the following table:

(In Thousands)	June 30,	Dec. 31,
	2016	2015
Mortgage-backed securities	$20,116	$15,772
Collateralized mortgage obligations, Issued by U.S. Government agencies	16,001	18,008
Total	$36,117	$33,780

Two of the more significant risks associated with the repurchase agreement with the broker-dealer are as follows:

·	The borrowings are putable at quarterly intervals by the issuer. Accordingly, if interest rates were to rise to a sufficient level, the issuer would be expected to require the Corporation to pay off the borrowing. In this circumstance, the Corporation would be required to obtain a new borrowing at a higher interest rate than the existing repurchase agreement or utilize cash from other sources to pay off the borrowing. If sales of available-for-sale securities were used to generate cash to pay off the borrowing, the value of such securities would be expected to have fallen, which could result in the Corporation recognizing a loss.

·	As principal pay-downs of mortgage backed securities and CMOs occur, the Corporation must have available, unencumbered assets or purchase a sufficient amount of assets with credit quality suitable to the broker-dealer to replace the amounts being paid off. Since pre-payments of mortgages typically increase as interest rates fall, the Corporation may be required to purchase additional assets at times when market rates are lower than the rates paid on the borrowing.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation manages these risks by maintaining sufficient available assets of acceptable credit quality, as well as maintaining other borrowing facilities, to meet ongoing collateral maintenance requirements or pay off the borrowing if required. In particular, the Corporation had unused borrowing capacity available from the FHLB-Pittsburgh of $294,373,000 at June 30, 2016.

9. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at June 30, 2016 and December 31, 2015, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$0	$0	$18	$19
Interest cost	13	18	31	28
Expected return on plan assets	(13)	(23)	0	0
Amortization of prior service cost	0	0	(15)	(15)
Recognized net actuarial loss	5	7	0	0
Net periodic benefit cost	$5	$2	$34	$32

(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$0	$0	$9	$9
Interest cost	6	9	15	15
Expected return on plan assets	(6)	(12)	0	0
Amortization of prior service cost	0	0	(7)	(8)
Recognized net actuarial loss	2	3	0	0
Net periodic benefit cost	$2	$0	$17	$16

In the first six months of 2016, the Corporation funded postretirement contributions totaling $31,000, with estimated annual postretirement contributions of $68,000 expected in 2016 for the full year. Based upon the related actuarial reports, no defined benefit pension contributions are required in 2016, though the Corporation may make discretionary contributions.

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

In the second quarter 2016, the Corporation awarded a total of 1,228 shares of restricted stock under the Independent Directors Stock Incentive Plan. The restricted stock was awarded to two new directors, with each award vesting over a term of one year.

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

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Management has estimated restricted stock expense in the first six months of 2016 based on an assumption that the ROAE target for 2016 will be met.

Total stock-based compensation expense is as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Restricted stock	$163	$157	$325	$307

11. INCOME TAXES

The net deferred tax asset at June 30, 2016 and December 31, 2015 represents the following temporary difference components:

	June 30,	December 31,
(In Thousands)	2016	2015
Deferred tax assets:
Net realized losses on securities	$36	$69
Allowance for loan losses	2,775	2,761
Other deferred tax assets	2,359	2,634
Total deferred tax assets	5,170	5,464

Deferred tax liabilities:
Unrealized holding gains on securities	3,686	1,342
Defined benefit plans - ASC 835	25	19
Bank premises and equipment	916	869
Core deposit intangibles	8	11
Other deferred tax liabilities	110	108
Total deferred tax liabilities	4,745	2,349
Deferred tax asset, net	$425	$3,115

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The provision for income tax for the three-month and six month periods ended June 30, 2016 and 2015 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rates for the Corporation are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2016	2015	2016	2015
Income before income tax provision	$5,174	$5,809	$9,840	$10,853
Income tax provision	1,303	1,452	2,396	2,681
Effective tax rate	25.18%	25.00%	24.35%	24.70%

The effective tax rate for each period presented differs from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation has investments in three limited partnerships that manage affordable housing projects that have qualified for the federal low-income housing tax credit. The Corporation’s expected return from these investments is based on the receipt of tax credits and tax benefits from deductions of operating losses. The Corporation uses the effective yield method to account for these investments, with the benefits recognized as a reduction of the provision for income taxes. For two of the three limited partnership investments, the tax credits have been received in full in prior years, and the Corporation has fully realized the benefits of the credits and amortized its initial investments in the partnerships. The most recent affordable housing project was completed in 2013, and the Corporation received tax credits in 2013, 2014 and 2015 and expects to continue to receive tax credits annually through 2022. The carrying amount of the Corporation’s investment is $762,000 at June 30, 2016 and $812,000 at December 31, 2015 (included in Other Assets in the consolidated balance sheets). For the year ending December 31, 2016, the estimated amount of tax credits and other tax benefits to be received is $158,000 and the estimated amount to be recognized as a reduction of the provision for income taxes is $76,000. For the year ended December 31, 2015, tax credits and other tax benefits totaled $158,000 and the amount recognized as a reduction of the provision for income taxes for 2015 was $80,000. The total reduction in the provision for income taxes resulting from this investment is $19,000 in the second quarter 2016, and $38,000 for the six months ended June 30, 2016, and $20,000 in the second quarter 2015, and $41,000 for the six months ended June 30, 2015.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a principles-based framework for revenue recognition that supersedes virtually all previously issued revenue recognition guidance under U.S. GAAP. Additionally, the ASU requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The core principle of the five-step revenue recognition framework is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2016, the FASB issued ASU 2016-10, which provides clarifying information related to identifying performance obligations and licensing. In May 2016, the FASB issued ASU 2016-12, which provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance. In August 2015 the FASB issued ASU 2015-14, which deferred the effective date of the revenue recognition standard by a year, making it applicable for the Corporation in the first quarter 2018 and for the annual period ending December 31, 2018. The amendments should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. The Corporation is in the process of evaluating the potential impact of adopting the amendments, including determining which transition method to apply.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). This ASU will result in significant changes in the Corporation’s accounting for credit losses related to loans receivable and investment securities. A summary of significant provisions of this ASU is as follows:

·	The ASU requires that a financial asset (or a group of financial assets) measured at amortized cost basis be presented, net of a valuation allowance for credit losses, at an amount expected to be collected on the financial asset(s), and that the income statement include the measurement of credit losses for newly recognized financial assets as well as changes in expected losses on previously recognized financial assets. The provisions of this ASU require measurement of expected credit losses based on relevant information including past events, historical experience, current conditions, and reasonable and supportive forecasts that affect the collectability of the asset. The provisions of this ASU differ from current U.S. GAAP in that current U.S. GAAP generally delays recognition of the full amount of credit losses until the loss is probable of occurring.

·	The amendments in the Update retain many of the disclosure requirements related to credit quality in current U.S. GAAP, updated to reflect the change from an incurred loss methodology to an expected credit loss methodology. In addition, the Update requires that disclosure of credit quality indicators in relation to the amortized cost of financing receivables, a current requirement, be further disaggregated by year of origination.

·	This ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down, and limits the amount of the allowance for credit losses to the amount by which the fair value is below amortized cost. For purchased available-for-sale securities with a more-than-insignificant amount of credit deterioration since origination, the ASU requires an allowance be determined in a manner similar to other available-for-sale debt securities; however, the initial allowance would be added to the purchase price, with only subsequent changes in the allowance recorded in credit loss expense, and interest income recognized at the effective rate excluding the discount embedded in the purchase price related to estimated credit losses at acquisition.

·	This ASU will be effective for the Corporation for interim and annual periods beginning in the first quarter of 2020. Earlier adoption is permitted beginning in the first quarter of 2019. The entity will record the effect of implementing this ASU through a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which Topic 326 is effective. The Corporation is in the early stages of evaluating the potential impact of adopting this amendment.

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

EARNINGS OVERVIEW

Second quarter 2016 net income was $0.32 per basic and diluted share, as compared to $0.29 in the first quarter 2016 and $0.36 in the second quarter 2015. For the six months ended June 30, 2016, net income per basic and diluted share was $0.61 as compared to $0.67 per basic and diluted share for the first six months of 2015. The return on average assets for the first six months of 2016 was 1.22%, and the return on average equity was 7.94%.

Some of the more significant fluctuations in revenues and expenses between the three-month period ended June 30, 2016 and the corresponding period in 2015 were as follows:

·	Net interest income was lower by $11,000, or 0.1%, in the second quarter 2016 as compared to the second quarter 2015. The net interest margin for the second quarter 2016 was 0.07% higher than in the second quarter 2015 due to a lower cost of borrowed funds and a more favorable mix of earning assets. The average balance of total borrowed funds was $61,874,000 at an average interest rate of 2.62% in the second quarter 2016, down from average borrowings of $78,396,000 at an average interest rate of 3.57% in the second quarter 2015. The reduction in amount and average rate on borrowed funds reflects the impact of prepayments in the second and fourth quarters of 2015 of a long-term borrowing with an interest rate of 4.265%. Average total loans outstanding were higher by $70.7 million (11.0%) in the second quarter 2016 as compared to the second quarter 2015, while average total available-for-sale securities were lower by $99.9 million. The average balance of earning assets fell $26.5 million, reflecting a reduction in funding available for investment, as average total deposits decreased $12.5 million (1.3%).

·	The second quarter 2016 provision for loan losses was $97,000 higher than the comparative second quarter 2015 amount. The provision in the second quarter 2016 included the impact of increasing the allowance for loan losses for the effects of loan growth and slight increases in qualitative factor percentages used in determining the collectively evaluated portion of the allowance.

·	Noninterest revenue in the second quarter 2016 was lower by $56,000 (1.4%) than the second quarter 2015 amount. Service charges on deposit accounts were $141,000 (10.8%) lower, reflecting a reduced volume of consumer overdrafts, and the fair value of mortgage servicing rights decreased $108,000 in the second quarter 2016 compared to a $33,000 decrease in the second quarter 2015. Net gains from sales of loans in the second quarter 2016 exceeded the corresponding second quarter 2015 amount by $112,000, or 61.2%, reflecting higher volume of sales. Other operating income was $82,000 higher in the second quarter 2016 as compared to the second quarter 2015, including increases in dividend income from Federal Home Loan Bank of Pittsburgh stock and in revenue from redemption of tax credits.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	Realized gains from securities totaled $122,000 in the second quarter 2016. In comparison, in the second quarter 2015, C&N generated gains from sales of securities totaling $932,000, and also incurred a loss from prepayment of borrowings totaling $910,000. In the second quarter 2015, C&N prepaid principal of $10 million on a long-term borrowing (repurchase agreement) with an interest rate of 4.265%.

·	Noninterest expenses, excluding loss on prepayment of borrowings, in the second quarter 2016 exceeded the second quarter 2015 amount by $571,000 (7.2%). Salaries and wages expense increased $310,000 (8.6%), reflecting an increase in number of employees, including new positions established for lending, lending support, information technology, training, human resources and marketing functions. Professional fees expense increased $142,000 in the second quarter 2016 over the second quarter 2015 amount, including increases related to employee sales and service training, information technology, marketing and outsourced commercial loan credit review.

Some of the more significant fluctuations in revenues and expenses between the six-month period ended June 30, 2016 and the corresponding period in 2015 were as follows:

·	For the first six months of 2016, net interest income was $72,000, or 0.4%, higher than the comparable total for the first six months of 2015. Consistent with the trends described above, the net interest margin was 0.08% higher than the margin for the first six months of 2015, reflecting a lower cost of borrowed funds resulting from prepayment in 2015 of a long-term borrowing and a more favorable mix of earning assets. The average balance of total borrowed funds was $68,141,000 at an average interest rate of 2.44% for the first six months of 2016, down from average borrowings of $78,715,000 at an average interest rate of 3.65% in the first six months of 2015. Average total loans outstanding were higher by $73.9 million (11.7%) in the first six months of 2016 as compared to the first six months of 2015, while average total available-for-sale securities were lower by $97.2 million. The average balance of earning assets fell $25.1 million, reflecting a reduction in funding available for investment, as average total deposits decreased $17.0 million (1.7%).

·	The provision for loan losses for the six months ended June 30, 2016 exceeded the corresponding amount for the first six months of 2015 by $462,000. The provision in 2016 included the impact of increasing the allowance for loan losses for the effects of loan growth and slight increases in net charge-off experience and qualitative factors used in determining the collectively evaluated portion of the allowance. In comparison, the provision in 2015 also reflected the effects of loan growth, but the qualitative factors used in determining a portion of the collectively determined allowance for loan allowances were slightly decreased during the period.

·	Noninterest revenue increased $78,000 (1.0%) in the first six months of 2016 as compared to the total for the first six months of 2015. Net gains from sales of loans increased $133,000, or 40.3%, reflecting higher volume of sales. Other operating income increased $99,000, mainly due to an increase in revenue from redemption of tax credits. Brokerage revenue decreased $72,000, as the volume of sales of annuities declined.

·	In the first six months of 2016, realized gains from securities totaled $505,000, including gains from sales of bank stocks of $277,000. In the first six months of 2015, C&N generated gains from sales of securities totaling $1,006,000, including gains from sales of bank stocks of $476,000, and also incurred the loss from prepayment of a borrowing described above of $910,000.

·	Noninterest expenses, excluding loss on prepayment of borrowings, in the first six months of 2016 exceeded the amount for the first six months of 2015 by $1,110,000 (6.7%). Salaries and wages expense increased $710,000 (10.0%). As described above, several new positions were established in the latter portion of 2015 and early 2016. Professional fees expense increased $275,000, including increases related to employee sales and service training, information technology, marketing and outsourced commercial loan credit review.

More detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of Management’s Discussion and Analysis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE I - QUARTERLY FINANCIAL DATA
(In Thousands) (Unaudited)	For the Three Months Ended:
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2016	2016	2015	2015	2015	2015
Interest income	$10,924	$10,937	$11,036	$11,134	$11,186	$11,163
Interest expense	925	904	1,087	1,126	1,176	1,213
Net interest income	9,999	10,033	9,949	10,008	10,010	9,950
Provision for loan losses	318	368	319	302	221	3
Net interest income after provision for loan losses	9,681	9,665	9,630	9,706	9,789	9,947
Other income	3,906	3,690	3,999	3,961	3,962	3,556
Net gains on available-for-sale securities	122	383	1,776	79	932	74
Loss on prepayment of borrowings	0	0	1,663	0	910	0
Other expenses	8,535	9,072	8,416	8,117	7,964	8,533
Income before income tax provision	5,174	4,666	5,326	5,629	5,809	5,044
Income tax provision	1,303	1,093	1,261	1,395	1,452	1,229
Net income	$3,871	$3,573	$4,065	$4,234	$4,357	$3,815
Net income per share – basic	$0.32	$0.29	$0.33	$0.35	$0.36	$0.31
Net income per share – diluted	$0.32	$0.29	$0.33	$0.35	$0.36	$0.31

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and six-month periods ended June 30, 2016 and June 30, 2015. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Six-Month Periods Ended June 30, 2016 and 2015

For the six-month periods, fully taxable equivalent net interest income was $21,428,000 in 2016, $11,000 (0.1%) higher than in 2015. Interest income was $549,000 lower in 2016 as compared to 2015; however, interest expense was lower by $560,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.79% in 2016 as compared to 3.71% in 2015, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.66% in 2016 as compared to 3.55% in 2015.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $23,257,000 in 2016, a decrease of 2.3% from 2015. Interest and fees on loans receivable increased $844,000, or 5.1%. The average balance of gross loans receivable increased $73,894,000, or 11.7%, to $706,759,000 in 2016 from $632,865,000 in 2015. The Corporation experienced significant growth in both commercial and mortgage loans outstanding. Growth in commercial loans included an increase of approximately $25 million in the average outstanding balance of participation loans in the first six months of 2016 as compared to the first six months of 2015. The Corporation’s average rate of return on loans receivable declined to 4.96% in 2016 from 5.29% in 2015 as average interest rates on new loans are lower, reflecting recent market conditions.

As indicated in Table III, average available-for-sale securities (at amortized cost) totaled $408,773,000 in 2016, a decrease of $97,180,000 (19.2%) from 2015. The net decrease in the Corporation’s available-for-sale securities portfolio consisted of decreases in all categories of securities with the exception of commercial mortgage-backed securities. The Corporation’s yield on securities was slightly lower in 2016 than in 2015, primarily because of lower market interest rates. The average rate of return on available-for-sale securities was 2.83% in 2016 and 2.85% in 2015.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $560,000, or 23.4%, to $1,829,000 in 2016 from $2,389,000 in 2015. Table III shows that the overall cost of funds on interest-bearing liabilities fell to 0.45% in 2016 from 0.58% in 2015.

Total average deposits (interest-bearing and noninterest-bearing) decreased 1.7%, to $956,602,000 in 2016 from $973,631,000 in 2015. Decreases in the average balances of demand deposits, certificates of deposit and Individual Retirement Accounts were partially offset by increases in interest checking, money market accounts and savings accounts.

Total average borrowed funds decreased $10,574,000 to $68,141,000 in 2016 from $78,715,000 in 2015. The average rate on borrowed funds was 2.44% in 2016 compared to 3.65% in 2015, reflecting a $32,418,000 reduction in the average balance of higher-rate, long-term borrowings resulting from prepayment in the second and fourth quarters of 2015 of a long-term repurchase agreement borrowing with an interest rate of 4.265%. The average balance of short-term borrowings increased $21,844,000 in 2016 over 2015, as average overnight borrowings were higher in 2016 and the Corporation funded the pay-off of the long-term repurchase agreement with a series of short-term advances from the FHLB-Pittsburgh.

Three-Month Periods Ended June 30, 2016 and 2015

For the three-month periods, fully taxable equivalent net interest income was $10,684,000 in 2016, which was $65,000 (0.6%) lower than in 2015. Interest income was $316,000 lower in 2016 as compared to 2015, while interest expense was lower by $251,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.76% in 2016 as compared to 3.69% in 2015, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.63% in 2016 as compared to 3.53% in 2015.

Interest income totaled $11,609,000 in 2016, a decrease of $316,000 (2.6%) from 2015. Interest and fees from loans receivable increased $426,000, or 5.1%, in 2016 as compared to 2015, while income from available-for-sale securities decreased $758,000 (21.4%). As indicated in Table III, for the three-month periods, the average balance of gross loans receivable increased 11.0% to $711,882,000 in 2016 from $641,214,000 in 2015. The average rate of return on loans was 4.96% in 2016, down from 5.22% in 2015. Total average available-for-sale securities (at amortized cost) in 2016 decreased to $406,260,000 from $506,126,000 in 2015. The average rate of return on available-for-sale securities was 2.76% for 2016, down from 2.81% in 2015.

For the three-month periods, interest expense fell $251,000, or 21.3%, to $925,000 in 2016 from $1,176,000 in 2015. Total average deposits (interest-bearing and noninterest-bearing) amounted to $968,605,000 in the second quarter 2016, a decrease of $12,547,000 (1.3%) from the second quarter 2015 total. Total average borrowed funds decreased to

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

$61,874,000 in the second quarter 2016 from $78,396,000 in the second quarter 2015, while the average rate on borrowed funds fell to 2.62% in the second quarter 2016 from 3.57% in the second quarter 2015. The net change in average borrowed funds included an increase of $14,040,000 in short-term borrowings and a decrease of $30,562,000 in long-term borrowings. In total, the average interest rate on interest-bearing liabilities was 0.46% in the second quarter 2016 as compared to 0.56% in the second quarter 2015. The reduction in average rate on interest-bearing liabilities in 2016 was mainly caused by the pay-off (prepayment) of the higher-cost borrowing in 2015, as described above.

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(In Thousands)	2016	2015	(Decrease)	2016	2015	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$1,495	$2,001	$(506)	$3,084	$4,062	$(978)
Tax-exempt	1,294	1,546	(252)	2,664	3,097	(433)
Total available-for-sale securities	2,789	3,547	(758)	5,748	7,159	(1,411)
Interest-bearing due from banks	36	25	11	60	51	9
Loans held for sale	8	3	5	14	5	9
Loans receivable:
Taxable	8,086	7,753	333	16,060	15,462	598
Tax-exempt	690	597	93	1,375	1,129	246
Total loans receivable	8,776	8,350	426	17,435	16,591	844
Total Interest Income	11,609	11,925	(316)	23,257	23,806	(549)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	74	54	20	132	109	23
Money market	86	73	13	165	145	20
Savings	33	33	0	65	64	1
Certificates of deposit	220	205	15	422	420	2
Individual Retirement Accounts	109	114	(5)	217	227	(10)
Other time deposits	0	0	0	0	0	0
Total interest-bearing deposits	522	479	43	1,001	965	36
Borrowed funds:
Short-term	41	5	36	103	6	97
Long-term	362	692	(330)	725	1,418	(693)
Total borrowed funds	403	697	(294)	828	1,424	(596)
Total Interest Expense	925	1,176	(251)	1,829	2,389	(560)

Net Interest Income	$10,684	$10,749	$(65)	$21,428	$21,417	$11

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	3 Months		3 Months		6 Months		6 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	6/30/2016	Return/	6/30/2015	Return/	6/30/2016	Return/	6/30/2015	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$297,608	2.02%	$389,705	2.06%	$301,744	2.06%	$388,909	2.11%
Tax-exempt	108,652	4.79%	116,421	5.33%	107,029	5.01%	117,044	5.34%
Total available-for-sale securities	406,260	2.76%	506,126	2.81%	408,773	2.83%	505,953	2.85%
Interest-bearing due from banks	24,250	0.60%	21,970	0.46%	22,299	0.54%	24,468	0.42%
Loans held for sale	540	5.96%	145	8.30%	496	5.68%	117	8.62%
Loans receivable:
Taxable	650,213	5.00%	592,188	5.25%	645,586	5.00%	587,370	5.31%
Tax-exempt	61,669	4.50%	49,026	4.88%	61,173	4.52%	45,495	5.00%
Total loans receivable	711,882	4.96%	641,214	5.22%	706,759	4.96%	632,865	5.29%
Total Earning Assets	1,142,932	4.09%	1,169,455	4.09%	1,138,327	4.11%	1,163,403	4.13%
Cash	16,522		17,072		16,055		16,602
Unrealized gain/loss on securities	7,737		10,260		7,396		10,442
Allowance for loan losses	(7,756)		(7,226)		(7,844)		(7,308)
Bank premises and equipment	15,390		16,095		15,424		16,173
Intangible Asset - Core Deposit Intangible	25		44		27		47
Intangible Asset - Goodwill	11,942		11,942		11,942		11,942
Other assets	38,938		38,065		38,734		37,603
Total Assets	$1,225,730		$1,255,707		$1,220,061		$1,248,904

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$196,918	0.15%	$199,373	0.11%	$196,030	0.14%	$195,560	0.11%
Money market	200,896	0.17%	196,537	0.15%	196,205	0.17%	195,690	0.15%
Savings	132,353	0.10%	128,879	0.10%	131,178	0.10%	128,369	0.10%
Certificates of deposit	117,825	0.75%	122,634	0.67%	115,618	0.73%	122,322	0.69%
Individual Retirement Accounts	104,030	0.42%	111,765	0.41%	104,796	0.42%	112,780	0.41%
Other time deposits	1,140	0.00%	1,125	0.00%	972	0.00%	965	0.00%
Total interest-bearing deposits	753,162	0.28%	760,313	0.25%	744,799	0.27%	755,686	0.26%
Borrowed funds:
Short-term	23,225	0.71%	9,185	0.22%	29,454	0.70%	7,610	0.16%
Long-term	38,649	3.77%	69,211	4.01%	38,687	3.77%	71,105	4.02%
Total borrowed funds	61,874	2.62%	78,396	3.57%	68,141	2.44%	78,715	3.65%
Total Interest-bearing Liabilities	815,036	0.46%	838,709	0.56%	812,940	0.45%	834,401	0.58%
Demand deposits	215,443		220,839		211,803		217,945
Other liabilities	8,304		7,756		7,841		7,937
Total Liabilities	1,038,783		1,067,304		1,032,584		1,060,283
Stockholders' equity, excluding other comprehensive income/loss	181,882		181,683		182,629		181,813
Other comprehensive income/loss	5,065		6,720		4,848		6,808
Total Stockholders' Equity	186,947		188,403		187,477		188,621
Total Liabilities and Stockholders' Equity	$1,225,730		$1,255,707		$1,220,061		$1,248,904
Interest Rate Spread		3.63%		3.53%		3.66%		3.55%
Net Interest Income/Earning Assets		3.76%		3.69%		3.79%		3.71%

Total Deposits (Interest-bearing and Demand)	$968,605		$981,152		$956,602		$973,631

(1) Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(3) Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 6/30/16 vs. 6/30/15			6 Months Ended 6/30/16 vs. 6/30/15
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$(469)	$(37)	$(506)	$(883)	$(95)	$(978)
Tax-exempt	(101)	(151)	(252)	(251)	(182)	(433)
Total available-for-sale securities	(570)	(188)	(758)	(1,134)	(277)	(1,411)
Interest-bearing due from banks	2	9	11	(5)	14	9
Loans held for sale	7	(2)	5	12	(3)	9
Loans receivable:
Taxable	721	(388)	333	1,508	(910)	598
Tax-exempt	142	(49)	93	363	(117)	246
Total loans receivable	863	(437)	426	1,871	(1,027)	844
Total Interest Income	302	(618)	(316)	744	(1,293)	(549)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	(1)	21	20	0	23	23
Money market	1	12	13	0	20	20
Savings	0	0	0	1	0	1
Certificates of deposit	(9)	24	15	(23)	25	2
Individual Retirement Accounts	(9)	4	(5)	(16)	6	(10)
Other time deposits	0	0	0	0	0	0
Total interest-bearing deposits	(18)	61	43	(38)	74	36
Borrowed funds:
Short-term	21	15	36	43	54	97
Long-term	(290)	(40)	(330)	(609)	(84)	(693)
Total borrowed funds	(269)	(25)	(294)	(566)	(30)	(596)
Total Interest Expense	(287)	36	(251)	(604)	44	(560)

Net Interest Income	$589	$(654)	$(65)	$1,348	$(1,337)	$11

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - COMPARISON OF NONINTEREST INCOME

(In Thousands)

	6 Months Ended
	June 30,		$	%
	2016	2015	Change	Change
Service charges on deposit accounts	$2,302	$2,327	$(25)	(1.1)
Service charges and fees	217	236	(19)	(8.1)
Trust and financial management revenue	2,395	2,355	40	1.7
Brokerage revenue	353	425	(72)	(16.9)
Insurance commissions, fees and premiums	48	63	(15)	(23.8)
Interchange revenue from debit card transactions	950	974	(24)	(2.5)
Net gains from sales of loans	463	330	133	40.3
Decrease in fair value of servicing rights	(179)	(150)	(29)	19.3
Increase in cash surrender value of life insurance	189	199	(10)	(5.0)
Other operating income	858	759	99	13.0
Total other operating income before realized gains on available-for-sale securities, net	$7,596	$7,518	$78	1.0

Table V excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table V increased $78,000 or 1.0%, in the first six months of 2016 as compared to the first six months of 2015. The most significant variances include the following:

·	Net gains on the sale of loans increased $133,000 reflecting a higher volume of residential mortgage sales. The Corporation originates and sells some of its residential mortgage production under the Mortgage Partnership Finance Program, administered by the Federal Home Loan Banks of Chicago and Pittsburgh.

·	Other operating income increased $99,000, mainly due to an increase of $91,000 in revenue from the redemption of tax credits.

·	Brokerage revenue decreased $72,000, as the volume of sales of annuities decreased. Brokerage revenue was also impacted by decreases in market values of underlying assets for a portion of the first six months of 2016.

TABLE VI - COMPARISON OF NONINTEREST INCOME

(In Thousands)

	3 Months Ended
	June 30,		$	%
	2016	2015	Change	Change
Service charges on deposit accounts	$1,164	$1,305	$(141)	(10.8)
Service charges and fees	123	123	0	0.0
Trust and financial management revenue	1,251	1,241	10	0.8
Brokerage revenue	180	206	(26)	(12.6)
Insurance commissions, fees and premiums	27	23	4	17.4
Interchange revenue from debit card transactions	487	500	(13)	(2.6)
Net gains from sales of loans	295	183	112	61.2
Decrease in fair value of servicing rights	(108)	(33)	(75)	227.3
Increase in cash surrender value of life insurance	93	102	(9)	(8.8)
Other operating income	394	312	82	26.3
Total other operating income before realized gains on available-for-sale securities, net	$3,906	$3,962	$(56)	(1.4)

Table VI excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table VI decreased $56,000 or 1.4%, in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The most significant variances include the following:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	Service charges on deposit accounts decreased $141,000, or 10.8%, primarily as a result of a lower volume of consumer overdrafts.

·	Fair value of mortgage servicing rights decreased $108,000 in the second quarter 2016, primarily from changes in prepayment assumptions driven by market expectations of lower interest rates. In comparison, the fair value of mortgage servicing rights decreased $33,000 in the second quarter 2015.

·	Net gains from the sales of loans increased $112,000 in 2016 (61.2%) reflecting a higher volume of sales of residential mortgages.

·	Other operating income increased $82,000 in 2016, with increases in several categories, most significantly dividends received on Federal Home Loan Bank of Pittsburgh stock and revenue from redemption of tax credits.

TABLE VII - COMPARISON OF NONINTEREST EXPENSE

(In Thousands)

	Six Months Ended
	June 30,		$	%
	2016	2015	Change	Change
Salaries and wages	$7,800	$7,090	$710	10.0
Pensions and other employee benefits	2,439	2,320	119	5.1
Occupancy expense, net	1,169	1,362	(193)	(14.2)
Furniture and equipment expense	866	921	(55)	(6.0)
FDIC Assessments	297	299	(2)	(0.7)
Pennsylvania shares tax	645	635	10	1.6
Professional fees	571	296	275	92.9
Automated teller machine and interchange expense	516	501	15	3.0
Software subscriptions	492	408	84	20.6
Loss on prepayment of borrowings	0	910	(910)	(100.0)
Other operating expense	2,812	2,665	147	5.5
Total Other Expense	$17,607	$17,407	$200	1.1

As shown in Table VII, total noninterest expense increased $200,000 or 1.1% in the first six months of 2016 as compared to the first six months of 2015. Excluding the $910,000 loss on prepayment of debt in 2015, total noninterest expense increased $1,110,000, or 6.7%. Other significant variances include the following:

·	Salaries and wages expense increased $710,000 (10.0%), reflecting an increase in number of employees and the effects of a significant portion of 2016 employee annual performance evaluations and merit increases occurring in the first six months of 2016. The average number of full-time equivalent employees was 286 in 2016, up from 277 in 2015, including new positions established for lending, lending support, information technology, training and marketing functions.

·	Professional fees expense increased $275,000 (92.9%) in the first six months 2016 over the first six months of 2015 amount, including increases related to employee sales and service training, information technology, marketing and outsourced commercial loan credit review.

·	Other operating expense increased $147,000 (5.5%) in the first six months of 2016 over the first six months of 2015, including an increase in charitable donations of $75,000 and a $57,000 increase in education and training related expenses.

·	Pensions and other employee benefits increased $119,000 (5.1%) in the first six months of 2016 over the first six months of 2015 as a result of increased healthcare claims on the Corporation’s partially self-insured plan as well as increases in other benefits attributable to having more personnel.

·	Software subscriptions and updates increased $84,000 (20.6%) in the first six months of 2016 over the first six months 2015 as a result of enhancements and new applications initiated in 2015 and continuing into 2016.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	Occupancy expense in the first six months of 2016 was $193,000 (14.2%) lower than the total for the first six months of 2015, primarily as a result of lower depreciation expense and lower winter-related expenses such as snow removal and fuel costs.

TABLE VIII - COMPARISON OF NONINTEREST EXPENSE

(In Thousands)

	Three Months Ended
	June 30,		$	%
	2016	2015	Change	Change
Salaries and wages	$3,913	$3,603	$310	8.6
Pensions and other employee benefits	1,002	935	67	7.2
Occupancy expense, net	560	640	(80)	(12.5)
Furniture and equipment expense	439	467	(28)	(6.0)
FDIC Assessments	155	148	7	4.7
Pennsylvania shares tax	323	317	6	1.9
Professional fees	282	140	142	101.4
Automated teller machine and interchange expense	267	255	12	4.7
Software subscriptions	251	211	40	19.0
Loss on prepayment of borrowings	0	910	(910)	(100.0)
Other operating expense	1,343	1,248	95	7.6
Total Other Expense	$8,535	$8,874	$(339)	(3.8)

As shown in Table VIII, total noninterest expense decreased $339,000 or 3.8% in the three months ended June 30, 2016 as compared to the same period of 2015. Excluding the $910,000 loss on prepayment of debt in 2015, total noninterest expense increased $571,000, or 7.2%.Significant variances include the following:

·	Salaries and wages expense increased $310,000 (8.6%), reflecting an increase in number of employees. The average number of full-time equivalent employees was 286 in the second quarter 2016, up from 278 in the second quarter 2015, including new positions established for lending, lending support, information technology, training and marketing functions.

·	Professional fees expense increased $142,000 (101.4%) in the three months June 30, 2016 over the same period in 2015, including increases related to employee sales and service training, information technology, marketing and outsourced commercial loan credit review.

·	Other operating expense increased $95,000 (7.6%) in the three months ended June 30, 2016 over the same period in 2015, including a $28,000 increase in education and training related expenses and a $26,000 increase in expenses related to other real estate.

·	Pensions and other employee benefits increased $67,000 (7.2%) in the three months ended June 30, 2016 over the same period in 2015 as a result of increased healthcare claims and increases in other benefits attributable to having more personnel.

·	Software subscriptions and updates increased $40,000 (19.0%) in the three months ended June 30, 2016 over the same period in 2015 as a result of enhancements and new applications initiated in 2015 and continuing into 2016.

·	Occupancy expense in the three months ended June 30, 2016 was $80,000 (12.5%) lower than in the same period in 2015, primarily as a result of lower depreciation and utility costs.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

FINANCIAL CONDITION

Gross loans outstanding (excluding mortgage loans held for sale) were $727,842,000 at June 30, 2016, up 3.3% from $704,880,000 at December 31, 2015 and up 9.6% from $663,818,000 at June 30, 2015. The total outstanding balances of residential mortgage segment loans at June 30, 2016 increased $12,555,000 (3.3%) as compared to December 31, 2015 and increased $23,374,000 (6.2%) as compared to June 30, 2015. The total outstanding balances of commercial segment loans at June 30, 2016 increased $8,929,000 (2.9%) as compared to December 31, 2015 and increased $63,168,000 (13.9%) as compared to June 30, 2015. These increases in loans outstanding included significant increases in commercial participation loans and commercial real estate secured loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial,” “Commercial loans secured by real estate” and “Political subdivisions” classes in the loan tables presented in this Form 10-Q. Total participation loans outstanding amounted to $35,940,000 at June 30, 2016, up from $33,059,000 at December 31, 2015 and up significantly from $10,354,000 at June 30, 2015. At June 30, 2016, the balance of participation loans outstanding includes $7,320,000 to a business based in the Corporation’s market area, $10,000,000 to an entity located outside of the Corporation’s market area and $11,089,000 from participations in loans originated through the Corporation’s membership in a network that originates loans throughout the U.S. The Corporation’s participation loans originated through the network consist of loans to businesses that are larger than the Corporation’s typical commercial customer base. The loans originated through the network are considered “leveraged loans,” meaning the businesses typically have minimal tangible book equity and the extent of collateral available is limited, though the businesses have demonstrated strong cash flow performance in their recent histories.

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

Since 2009, the Corporation has originated and sold residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Xtra program consist primarily of conforming, prime loans sold to the Federal National Mortgage Association (Fannie Mae), a government agency. In 2014, the Corporation began to originate and sell residential mortgage loans to the secondary market through the MPF Original program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Original program consist primarily of conforming, prime loans sold to the Federal Home Loan Bank of Pittsburgh. For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. At June 30, 2016, the Corporation has recorded an allowance in the amount of $155,000 for credit losses on loans sold under the MPF Original Program which is included in “Accrued interest and other liabilities” in the accompanying balance sheet. There was no allowance recorded at December 31, 2015. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

For loan sales originated under the MPF Xtra and Original programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received, or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At June 30, 2016, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,939,000, and the corresponding total outstanding balance repurchased at December 31, 2015 was $1,968,000.

At June 30, 2016, outstanding balances of loans sold and serviced through the two programs totaled $156,417,000, including loans sold through the MPF Xtra program of $120,225,000 and loans sold through the Original program of $36,192,000. At December 31, 2015, outstanding balances of loans sold and serviced through the two programs totaled $152,448,000, including loans sold through the MPF Xtra program of $125,571,000 and loans sold through the Original program of $26,877,000. Based on the fairly limited volume of required repurchases to date, no allowance had been established for representation and warranty exposures as of June 30, 2016 and December 31, 2015.

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

The allowance for loan losses was $7,929,000 at June 30, 2016, up slightly from $7,889,000 at December 31, 2015. As shown in Table X, the specific allowance on impaired loans totaled $253,000 at June 30, 2016, which was $567,000 lower than the total specific allowance at December 31, 2015 primarily as a result of a $595,000 partial charge-off on one commercial loan. Table X also shows the collectively determined component of the allowance for commercial loans was $387,000 higher at June 30, 2016 than at December 31, 2015, reflecting the effects of growth in outstanding loans and increases in the average net charge-offs experience and qualitative factors used to estimate the required allowance. The collectively determined component of the allowance for residential mortgages was $233,000 higher at June 30, 2016 than at December 31, 2015, reflecting growth in outstanding loans and the use of slightly higher qualitative factors to estimate the required allowance.

The provision (credit) for loan losses by segment in the three-month and six-month period ended June 30, 2016 and 2015 is as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Residential mortgage	$191	$141	$274	$69
Commercial	135	82	413	161
Consumer	21	(4)	28	(7)
Unallocated	(29)	2	(29)	1

Total	$318	$221	$686	$224

The increases in the provision for loan losses for the second quarter and first six months of 2016 as compared to the corresponding periods of 2015 reflect, in part, increases in the collectively determined allowance for loan losses resulting from growth in outstanding loans and from slight increases in qualitative factors used to estimate the required allowance. In 2016, the provision for the commercial segment also includes the effects of an increase in average net charge-offs as a percentage of outstanding loans (based on historical experience over the previous thirty-six months) used to estimate a portion of the collectively determined allowance.

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Table XI shows total impaired loans of $9,330,000 at June 30, 2016, down $644,000 from the corresponding amount at December 31, 2015 of $9,974,000. As also shown in Table XI, loans classified as TDRs totaled $6,149,000 at June 30, 2016 down slightly from $6,364,000 at December 31, 2015, and nonaccrual loans totaled $10,504,000 at June 30, 2016 as compared to $11,517,000 at December 31, 2015.

The outstanding balances of impaired loans without a valuation allowance, nonaccrual loans and nonperforming TDRs at June 30, 2016, include an outstanding balance of $4,925,000 from loans to one commercial entity. In 2014, the Corporation entered into a forbearance agreement with this commercial borrower which included a reduction in monthly payment amounts over a fifteen-month period. At the end of the fifteen-month period, the monthly payment amounts would revert to the original amounts, unless the forbearance agreement was extended or the payment requirements otherwise modified. The forbearance agreement has been extended for two additional twelve-month periods, most recently in July 2016. The Corporation recorded a charge-off of $1,486,000 in the second quarter 2014 as a result of these modifications, as the payment amounts based on the forbearance agreement are not sufficient to fully amortize the contractual amount of principal outstanding on the loans. The borrower has made all required payments on the loans in accordance with the terms of the forbearance agreement, as extended.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

As also shown in Table XI total loans past due 90 days or more and still accruing interest increased to $4,654,000 at June 30, 2016 from $3,229,000 at December 31, 2015. This category includes first lien residential mortgages with a total outstanding balance of $3,663,000 at June 30, 2016. The Corporation reviews the status of loans past due 90 days or more each quarter to determine if it is appropriate to continue to accrue interest, and has determined the loans included in this category are well secured and that ultimate collection of all principal and interest is probable.

Each period presented in Table XI includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of June 30, 2016. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to loans and the allowance for loan losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	6 Months Ended
	June 30,	June 30,	Years Ended December 31,
	2016	2015	2015	2014	2013	2012	2011
Balance, beginning of year	$7,889	$7,336	$7,336	$8,663	$6,857	$7,705	$9,107
Charge-offs:
Residential mortgage	(42)	(137)	(217)	(327)	(95)	(552)	(100)
Commercial	(595)	(125)	(251)	(1,715)	(459)	(498)	(1,189)
Consumer	(39)	(37)	(94)	(97)	(117)	(171)	(157)
Total charge-offs	(676)	(299)	(562)	(2,139)	(671)	(1,221)	(1,446)
Recoveries:
Residential mortgage	0	1	1	25	24	18	3
Commercial	3	4	214	264	348	8	255
Consumer	27	34	55	47	58	59	71
Total recoveries	30	39	270	336	430	85	329
Net charge-offs	(646)	(260)	(292)	(1,803)	(241)	(1,136)	(1,117)
Provision (credit) for loan losses	686	224	845	476	2,047	288	(285)
Balance, end of period	$7,929	$7,300	$7,889	$7,336	$8,663	$6,857	$7,705

Net charge-offs as a % of average loans	0.09%	0.04%	0.04%	0.29%	0.04%	0.16%	0.16%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	June 30,	As of December 31,
	2016	2015	2014	2013	2012	2011
ASC 310 - Impaired loans	$253	$820	$769	$2,333	$623	$1,126
ASC 450 - Collective segments:
Commercial	3,490	3,103	2,732	2,583	2,594	2,811
Residential mortgage	3,650	3,417	3,295	3,156	3,011	3,130
Consumer	138	122	145	193	188	204
Unallocated	398	427	395	398	441	434
Total Allowance	$7,929	$7,889	$7,336	$8,663	$6,857	$7,705

The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur.

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(In Thousands)	As of
	June 30,	As of December 31,
	2016	2015	2014	2013	2012	2011
Impaired loans with a valuation allowance	$1,275	$1,933	$3,241	$9,889	$2,710	$3,433
Impaired loans without a valuation allowance	8,055	8,041	9,075	6,432	4,719	4,431
Total impaired loans	$9,330	$9,974	$12,316	$16,321	$7,429	$7,864

Total loans past due 30-89 days and still accruing	$6,945	$7,057	$7,121	$8,305	$7,756	$7,898

Nonperforming assets:
Total nonaccrual loans	$10,504	$11,517	$12,610	$14,934	$7,353	$7,197
Total loans past due 90 days or more and still accruing	4,654	3,229	2,843	3,131	2,311	1,267
Total nonperforming loans	15,158	14,746	15,453	18,065	9,664	8,464
Foreclosed assets held for sale (real estate)	2,052	1,260	1,189	892	879	1,235
Total nonperforming assets	$17,210	$16,006	$16,642	$18,957	$10,543	$9,699

Loans subject to troubled debt restructurings (TDRs):
Performing	$1,047	$1,186	$1,807	$3,267	$906	$1,064
Nonperforming	5,102	5,178	5,388	908	1,155	2,413
Total TDRs	$6,149	$6,364	$7,195	$4,175	$2,061	$3,477

Total nonperforming loans as a % of loans	2.08%	2.09%	2.45%	2.80%	1.41%	1.19%
Total nonperforming assets as a % of assets	1.40%	1.31%	1.34%	1.53%	0.82%	0.73%
Allowance for loan losses as a % of total loans	1.09%	1.12%	1.16%	1.34%	1.00%	1.09%
Allowance for loan losses as a % of nonperforming loans	52.31%	53.50%	47.47%	47.95%	70.95%	91.03%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	June 30,	As of December 31,
	2016	2015	2014	2013	2012	2011
Residential mortgage:
Residential mortgage loans - first liens	$315,191	$304,783	$291,882	$299,831	$311,627	$331,015
Residential mortgage loans - junior liens	22,159	21,146	21,166	23,040	26,748	28,851
Home equity lines of credit	39,054	39,040	36,629	34,530	33,017	30,037
1-4 Family residential construction	22,241	21,121	16,739	13,909	12,842	9,959
Total residential mortgage	398,645	386,090	366,416	371,310	384,234	399,862
Commercial:
Commercial loans secured by real estate	153,070	154,779	145,878	147,215	158,413	156,388
Commercial and industrial	82,390	75,196	50,157	42,387	48,442	57,191
Political subdivisions	41,026	40,007	17,534	16,291	31,789	37,620
Commercial construction and land	9,193	5,122	6,938	17,003	28,200	23,518
Loans secured by farmland	6,615	7,019	7,916	10,468	11,403	10,949
Multi-family (5 or more) residential	8,173	9,188	8,917	10,985	6,745	6,583
Agricultural loans	4,692	4,671	3,221	3,251	3,053	2,987
Other commercial loans	11,904	12,152	13,334	14,631	362	552
Total commercial	317,063	308,134	253,895	262,231	288,407	295,788
Consumer	12,134	10,656	10,234	10,762	11,269	12,665
Total	727,842	704,880	630,545	644,303	683,910	708,315
Less: allowance for loan losses	(7,929)	(7,889)	(7,336)	(8,663)	(6,857)	(7,705)
Loans, net	$719,913	$696,991	$623,209	$635,640	$677,053	$700,610

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At June 30, 2016, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $9,401,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $19,031,000 at June 30, 2016.

The Corporation’s outstanding, available, and total credit facilities at June 30, 2016 and December 31, 2015 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2016	2015	2016	2015	2016	2015
Federal Home Loan Bank of Pittsburgh	$31,656	$60,348	$294,372	$262,361	$326,028	$322,709
Federal Reserve Bank Discount Window	0	0	17,285	19,606	17,285	19,606
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$31,656	$60,348	$356,657	$326,967	$388,313	$387,315

At June 30, 2016, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $7,500,000, short-term borrowings of $12,541,000, and long-term borrowings with a total amount of $11,615,000. At December 31, 2015, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $23,500,000, short-term borrowings of $25,081,000, and long-term borrowings with a total amount of $11,767,000. Additional information regarding borrowed funds is included in Note 8 of the unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets and “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At June 30, 2016, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $224,393,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning capital ratios at June 30, 2016 and December 31, 2015 are presented below. Management believes, as of June 30, 2016 and December 31, 2015, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject and maintain capital conservation buffers (described in more detail in the “New Capital Rule” section below) that allow the Corporation and C&N Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at June 30, 2016 and December 31, 2015 exceed the Corporation’s policy threshold levels.

(Dollars in Thousands)							Minimum To Be Well
			Minimum		Minimum To Maintain		Capitalized Under		Minimum To Meet
			Capital		Capital Conservation		Prompt Corrective		the Corporation's
	Actual		Requirement		Buffer at Reporting Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016:
Total capital to risk-weighted assets:
Consolidated	$179,810	23.47%	$61,279	8%	$66,067	³8.625%	$76,599	³10%	$80,429	³10.5%
C&N Bank	159,919	21.01%	60,903	8%	65,661	³8.625%	76,128	³10%	79,935	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	171,684	22.41%	30,640	6%	50,747	³6.625%	61,279	³8%	65,109	³8.5%
C&N Bank	151,990	19.96%	30,451	6%	50,435	³6.625%	60,903	³8%	64,709	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	171,684	22.41%	30,640	4.5%	39,257	³5.125%	49,789	³6.5%	53,619	³7%
C&N Bank	151,990	19.96%	30,451	4.5%	39,016	³5.125%	49,483	³6.5%	53,290	³7%
Tier 1 capital to average assets:
Consolidated	171,684	14.19%	48,391	4%	N/A	N/A	60,489	³5%	60,489	³5%
C&N Bank	151,990	12.72%	47,786	4%	N/A	N/A	59,732	³5%	59,732	³5%

December 31, 2015:
Total capital to risk-weighted assets:
Consolidated	$181,216	24.40%	$59,424	8%	N/A	N/A	$74,281	³10%	$77,995	³10.5%
C&N Bank	161,187	21.83%	59,058	8%	N/A	N/A	73,823	³10%	77,514	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	173,009	23.29%	29,712	6%	N/A	N/A	59,424	³8%	63,139	³8.5%
C&N Bank	153,298	20.77%	29,529	6%	N/A	N/A	59,058	³8%	62,749	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	173,009	23.29%	29,712	4.5%	N/A	N/A	48,282	³6.5%	51,996	³7%
C&N Bank	153,298	20.77%	29,529	4.5%	N/A	N/A	47,985	³6.5%	51,676	³7%
Tier 1 capital to average assets:
Consolidated	173,009	14.31%	48,355	4%	N/A	N/A	60,444	³5%	60,444	³5%
C&N Bank	153,298	12.81%	47,861	4%	N/A	N/A	59,826	³5%	59,826	³5%

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Capital Conservation Buffer	Maximum Payout
(as a % of risk-weighted assets)	(as a % of eligible retained income)
Greater than 2.5%	No payout limitation applies
≤2.5% and >1.875%	60%
≤1.875% and >1.25%	40%
≤1.25% and >0.625%	20%
≤0.625%	0%

At June 30, 2016, the Corporation’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 15.47%. C&N Bank’s Capital Conservation Buffer (also determined based on the minimum total capital ratio) was 13.01%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income within stockholders’ equity. The balance in Accumulated Other Comprehensive Income related to unrealized gains on available-for-sale securities, net of deferred income tax, amounted to $6,849,000 at June 30, 2016 and $2,493,000 at December 31, 2015. Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at June 30, 2016.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $45,000 at June 30, 2016 and $35,000 at December 31, 2015.

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

Comprehensive Income totaled $5,369,000 for the three months ended June 30, 2016 as compared to $777,000 in the second quarter 2015. For the three months ended June 30, 2016, Comprehensive Income included: (1) Net Income of $3,871,000, which was $486,000 lower than in the second quarter 2015; (2) Other Comprehensive Income from an increase in net unrealized gains on available-for-sale securities of $1,502,000 as compared to Other Comprehensive Loss of ($3,577,000) from a decrease in net unrealized gains on available-for-sale securities in the second quarter 2015; and (3) Other Comprehensive Loss from defined benefit plans of ($4,000) for the second quarter 2016 and ($3,000) for the second quarter 2015.

Comprehensive Income totaled $11,810,000 for the six months ended June 30, 2016 as compared to $6,898,000 for the six months ended June 30, 2015. In the six months ended June 30, 2016, Comprehensive Income included: (1) Net Income of $7,444,000, which was $728,000 lower than in the first six months of 2015; (2) Other Comprehensive Income from an increase in net unrealized gains on available-for-sale securities, net of deferred income tax, of $4,356,000 as compared to Other Comprehensive Loss of ($1,204,000) in the first six months of 2015; and (3) Other Comprehensive Income from defined benefit plans of $10,000 as compared to Other Comprehensive Loss of ($70,000) in the first six months of 2015.

INCOME TAXES

The effective income tax rate ranged from 24.35% to 25.18% of pre-tax income for the three-month and six-month periods ended June 30, 2016 and 2015. The provision for income tax for interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At June 30, 2016, the net deferred tax asset was $425,000, down from $3,115,000 at December 31, 2015. The most significant change in temporary difference components was an increase of $2,344,000 in the deferred tax liability associated with unrealized gains on available-for-sale securities.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management believes the recorded net deferred tax asset at June 30, 2016 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 11 to the unaudited, consolidated financial statements.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it established a target range of 0% to 0.25%, which it maintained through mid-December 2015. On December 16, 2015, the Federal Reserve raised their target for the federal funds rate to 0.25% to 0.50%. This decision was based on data available that suggested economic activity had been expanding at a moderate pace. This included an increase in household spending, business fixed investments increasing, and an improvement in labor market conditions. Also, throughout this period, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth. Beginning in late 2013, the Federal Reserve began reducing the amount of securities purchased under its asset purchase program and then ended the program in October 2014, though still reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and continued to roll over maturing Treasury securities at auction. The Federal Reserve maintained their commitment to this policy in their June 15, 2016 statement and anticipates doing so until normalization of the level of the federal funds rate is well under way.

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

Table XIII, which follows this discussion, is based on the results of calculations performed using the simulation model as of April 30, 2016 and December 31, 2015. The table shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XIII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

April 30, 2016 Data
(In Thousands)	Period Ending April 30, 2017

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$51,989	$21,581	$30,408	-17.8%	25.0%
+300	49,254	16,936	32,318	-12.6%	20.0%
+200	46,486	12,380	34,106	-7.8%	15.0%
+100	43,641	8,020	35,621	-3.7%	10.0%
0	40,711	3,713	36,998	0.0%	0.0%
-100	38,093	3,194	34,899	-5.7%	10.0%
-200	36,860	3,192	33,668	-9.0%	15.0%
-300	36,402	3,192	33,210	-10.2%	20.0%
-400	36,269	3,192	33,077	-10.6%	25.0%

	Market Value of Portfolio Equity at April 30, 2016

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$176,279	-21.4%	50.0%
+300	186,707	-16.7%	45.0%
+200	198,706	-11.4%	35.0%
+100	210,669	-6.0%	25.0%
0	224,161	0.0%	0.0%
-100	222,397	-0.8%	25.0%
-200	229,441	2.4%	35.0%
-300	263,537	17.6%	45.0%
-400	295,145	31.7%	50.0%

December 31, 2015 Data
(In Thousands)		Period Ending December 31, 2016

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$52,181	$21,985	$30,196	-20.8%	25.0%
+300	49,687	17,282	32,405	-15.0%	20.0%
+200	47,136	12,659	34,477	-9.6%	15.0%
+100	44,546	8,109	36,437	-4.4%	10.0%
0	41,835	3,715	38,120	0.0%	0.0%
-100	39,116	3,171	35,945	-5.7%	10.0%
-200	37,417	3,168	34,249	-10.2%	15.0%
-300	36,838	3,168	33,670	-11.7%	20.0%
-400	36,689	3,168	33,521	-12.1%	25.0%

	Market Value of Portfolio Equity at December 31, 2016

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$167,741	-24.4%	50.0%
+300	179,772	-18.9%	45.0%
+200	193,823	-12.6%	35.0%
+100	207,803	-6.3%	25.0%
0	221,750	0.0%	0.0%
-100	223,517	0.8%	25.0%
-200	225,185	1.5%	35.0%
-300	250,353	12.9%	45.0%
-400	286,210	29.1%	50.0%

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

Equity securities held as of June 30, 2016 and December 31, 2015 are presented in Table XIV. Table XIV presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XIV does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of June 30, 2016.

TABLE XIV - EQUITY SECURITIES RISK
(In Thousands)

	June 30,	Dec. 31,
	2016	2015
Cost	$1,171	$1,680
Fair Value	1,609	2,386
Hypothetical 10% Decline In Market Value	(161)	(239)
Hypothetical 20% Decline In Market Value	(322)	(477)

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

Issuer Purchases of Equity Securities

The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities during the second quarter 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2016	32,950	$19.82	622,500	600,000
May 1 - 31, 2016	0	$0	0	600,000
June 1 - 30, 2016	0	$0	0	600,000

Notes to Table:

1.	Effective July 17, 2014, the Corporation established a treasury stock repurchase program authorizing repurchase of up to 622,500 shares of the Corporation’s common stock, or approximately 5% of the Corporation’s issued and outstanding shares at July 16, 2014. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases under the program could be made from time to time in the open market at prevailing prices, or through privately negotiated transactions.

In April 2016, the Corporation repurchased the remainder of the shares authorized under the program. In total, 622,500 shares were repurchased for a total cost of $12,140,000, at an average price of $19.50 per share.

2.	Effective April 21, 2016, the Corporation’s Board of Directors approved a new treasury stock repurchase program. Under the newly approved stock repurchase program, the Corporation is authorized to repurchase up to 600,000 shares of the Corporation's common stock or slightly less than 5% of the Corporation's issued and outstanding shares at April 19, 2016. Consistent with the previous program, the Board of Directors’ April 21, 2016 authorization provides that: (1) the new treasury stock repurchase program shall be effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. To date, no purchases have been made under this repurchase program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 5.	Other Information

None

Item 6.	Exhibits

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3.	(i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed September 21, 2009

3.	(ii) By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed April 19, 2013

4.	Instruments defining the rights of Security holders, including indentures	Not applicable

10.	Material contracts:
	10.1 Form of Restricted Stock agreement dated May 3, 2016 between the Corporation and Independent Directors Terry L. Lehman and Frank G. Pellegrino pursuant to the Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Filed herewith

11.	Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 2 to the unaudited consolidated financial statements, which is included in Part I, Item 1 of Form 10-Q

15.	Letter re: unaudited interim information	Not applicable

18.	Letter re: change in accounting principles	Not applicable

19.	Report furnished to security holders	Not applicable

22.	Published report regarding matters submitted to vote of security holders	Not applicable

23.	Consents of experts and counsel	Not applicable

24.	Power of attorney	Not applicable

31.	Rule 13a-14(a)/15d-14(a) certifications:
	31.1 Certification of Chief Executive Officer	Filed herewith
	31.2 Certification of Chief Financial Officer	Filed herewith

32.	Section 1350 certifications	Filed herewith

99.	Additional exhibits	Not applicable

100.	XBRL-related documents	Not applicable

101.	Interactive data file	Filed herewith

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

August 4, 2016	By:/s/ J. Bradley Scovill
Date	President and Chief Executive Officer

August 4, 2016	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer

