Form 10-Q
period 2016-09-30
CITIZENS & NORTHERN CORP
filed 2016-11-03
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	12,086,511 Shares Outstanding on October 31, 2016

CITIZENS & NORTHERN CORPORATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data) (Unaudited)	September 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks:
Noninterest-bearing	$20,482	$14,710
Interest-bearing	13,588	21,351
Total cash and due from banks	34,070	36,061
Available-for-sale securities, at fair value	409,800	420,290
Loans held for sale	621	280

Loans receivable	742,338	704,880
Allowance for loan losses	(8,421)	(7,889)
Loans, net	733,917	696,991
Bank-owned life insurance	19,608	20,764
Accrued interest receivable	3,871	3,768
Bank premises and equipment, net	15,406	15,406
Foreclosed assets held for sale	2,321	1,260
Deferred tax asset, net	1,544	3,115
Intangible asset - Core deposit intangibles	21	30
Intangible asset - Goodwill	11,942	11,942
Other assets	12,212	13,510
TOTAL ASSETS	$1,245,333	$1,223,417

LIABILITIES
Deposits:
Noninterest-bearing	$220,973	$211,041
Interest-bearing	770,907	724,574
Total deposits	991,880	935,615
Short-term borrowings	14,590	53,496
Long-term borrowings	38,538	38,767
Accrued interest and other liabilities	9,722	8,052
TOTAL LIABILITIES	1,054,730	1,035,930

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued at September 30, 2016 and December 31, 2015	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2016 and 2015; issued 12,655,171 at September 30, 2016 and December 31, 2015; outstanding 12,087,223 at September 30, 2016 and 12,180,623 December 31, 2015	12,655	12,655
Paid-in capital	71,616	71,654
Retained earnings	111,664	109,454
Treasury stock, at cost; 567,948 shares at September 30, 2016 and 474,548 shares at December 31, 2015	(10,762)	(8,804)
Sub-total	185,173	184,959
Accumulated other comprehensive income:
Unrealized gain on available-for-sale securities	5,388	2,493
Defined benefit plans gain	42	35
Total accumulated other comprehensive income	5,430	2,528
TOTAL STOCKHOLDERS' EQUITY	190,603	187,487
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,245,333	$1,223,417

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Income	3 Months Ended		9 Months Ended
(In Thousands Except Per Share Data) (Unaudited)	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$8,347	$7,851	$24,407	$23,313
Interest on balances with depository institutions	29	22	89	73
Interest on loans to political subdivisions	457	470	1,357	1,210
Interest on mortgages held for sale	7	5	21	10
Income from available-for-sale securities:
Taxable	1,429	1,758	4,474	5,666
Tax-exempt	835	949	2,578	2,978
Dividends	27	79	66	233
Total interest and dividend income	11,131	11,134	32,992	33,483
INTEREST EXPENSE
Interest on deposits	549	487	1,550	1,452
Interest on short-term borrowings	30	9	133	15
Interest on long-term borrowings	365	630	1,090	2,048
Total interest expense	944	1,126	2,773	3,515
Net interest income	10,187	10,008	30,219	29,968
Provision for loan losses	538	302	1,224	526
Net interest income after provision for loan losses	9,649	9,706	28,995	29,442
OTHER INCOME
Service charges on deposit accounts	1,221	1,302	3,523	3,629
Service charges and fees	118	137	335	373
Trust and financial management revenue	1,172	1,123	3,567	3,478
Brokerage revenue	216	215	569	640
Insurance commissions, fees and premiums	26	24	74	87
Interchange revenue from debit card transactions	481	482	1,431	1,456
Net gains from sale of loans	236	243	699	573
(Decrease) increase in fair value of servicing rights	(68)	13	(247)	(137)
Increase in cash surrender value of life insurance	97	95	286	294
Net (loss) from premises and equipment	0	(1)	0	(1)
Other operating income	385	328	1,243	1,087
Sub-total	3,884	3,961	11,480	11,479
Realized gains on available-for-sale securities, net	584	79	1,089	1,085
Total other income	4,468	4,040	12,569	12,564
OTHER EXPENSES
Salaries and wages	3,901	3,744	11,701	10,834
Pensions and other employee benefits	1,060	1,016	3,499	3,336
Occupancy expense, net	601	623	1,770	1,985
Furniture and equipment expense	435	477	1,301	1,398
FDIC Assessments	151	155	448	454
Pennsylvania shares tax	287	311	932	946
Professional fees	245	141	816	437
Automated teller machine and interchange expense	291	234	807	735
Software subscriptions	237	209	729	617
Loss on prepayment of debt	0	0	0	910
Other operating expense	1,371	1,207	4,183	3,872
Total other expenses	8,579	8,117	26,186	25,524
Income before income tax provision	5,538	5,629	15,378	16,482
Income tax provision	1,451	1,395	3,847	4,076
NET INCOME	$4,087	$4,234	$11,531	$12,406
NET INCOME PER SHARE - BASIC	$0.34	$0.35	$0.95	$1.02
NET INCOME PER SHARE - DILUTED	$0.34	$0.35	$0.95	$1.01

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income	3 Months Ended		9 Months Ended
(In Thousands) (Unaudited)	Sept. 30,		Sept. 30,
	2016	2015	2016	2015
Net income	$4,087	$4,234	$11,531	$12,406

Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains on available-for-sale securities	(1,661)	3,216	5,544	2,369
Reclassification adjustment for gains realized in income	(584)	(79)	(1,089)	(1,085)
Other comprehensive (losses) gain on available-for-sale securities	(2,245)	3,137	4,455	1,284

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in accumulated other comprehensive gain (loss)	0	0	26	(100)
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(5)	(3)	(15)	(11)
Other comprehensive (loss) gain on unfunded retirement obligations	(5)	(3)	11	(111)

Other comprehensive (loss) income before income tax	(2,250)	3,134	4,466	1,173
Income tax related to other comprehensive income (loss)	786	(1,098)	(1,564)	(411)

Net other comprehensive (loss) income	(1,464)	2,036	2,902	762

Comprehensive income	$2,623	$6,270	$14,433	$13,168

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	9 Months Ended
(In Thousands) (Unaudited)	Sept. 30,	Sept. 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,531	$12,406
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,224	526
Realized gains on available-for-sale securities, net	(1,089)	(1,085)
Loss on prepayment of debt	0	910
Realized loss (gain) on foreclosed assets	86	(37)
Loss on disposition of premises and equipment	0	1
Depreciation expense	1,188	1,442
Accretion and amortization on securities, net	1,065	1,204
Accretion and amortization on loans and deposits, net	(11)	(16)
Decrease in fair value of servicing rights	247	137
Increase in cash surrender value of life insurance	(286)	(294)
Stock-based compensation and other expense	484	459
Amortization of core deposit intangibles	9	16
Deferred income taxes	7	495
Gains on sales of loans, net	(699)	(573)
Origination of loans for sale	(19,366)	(16,613)
Proceeds from sales of loans	19,565	16,975
Increase in accrued interest receivable and other assets	(305)	(2,030)
Increase in accrued interest payable and other liabilities	187	1,333
Net Cash Provided by Operating Activities	13,837	15,256
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	1,060	0
Purchase of certificates of deposit	(2,280)	0
Proceeds from sales of available-for-sale securities	21,573	25,972
Proceeds from calls and maturities of available-for-sale securities	54,472	65,261
Purchase of available-for-sale securities	(59,582)	(35,200)
Redemption of Federal Home Loan Bank of Pittsburgh stock	3,661	3,791
Purchase of Federal Home Loan Bank of Pittsburgh stock	(2,364)	(4,674)
Net increase in loans	(39,647)	(52,273)
Proceeds from bank owned life insurance	1,442	1,442
Purchase of premises and equipment	(1,188)	(733)
Return of principal on limited liability entity investments	115	133
Proceeds from sale of foreclosed assets	361	2,386
Net Cash (Used in) Provided by Investing Activities	(22,377)	6,105
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	56,265	(6,877)
Net (decrease) increase in short-term borrowings	(38,906)	4,707
Repayments of long-term borrowings	(229)	(11,128)
Purchase of treasury stock	(3,723)	(3,944)
Sale of treasury stock	126	379
Tax benefit from compensation plans	129	117
Common dividends paid	(8,333)	(8,441)
Net Cash Provided by (Used in) Financing Activities	5,329	(25,187)
DECREASE IN CASH AND CASH EQUIVALENTS	(3,211)	(3,826)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	33,313	31,619
CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,102	$27,793
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Accrued purchase of available-for-sale securities	$1,494	$0
Assets acquired through foreclosure of real estate loans	$1,508	$2,523
Interest paid	$2,764	$3,525
Income taxes paid	$3,185	$3,295

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

(In Thousands Except Share and Per Share Data)

(Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Income	Stock	Total
Nine Months Ended September 30, 2016
Balance, December 31, 2015	12,655,171	474,548	$12,655	$71,654	$109,454	$2,528	$(8,804)	$187,487
Net income					11,531			11,531
Other comprehensive income, net						2,902		2,902
Cash dividends declared on common stock, $0.78 per share					(9,435)			(9,435)
Shares issued for dividend reinvestment plan		(53,596)		90			1,012	1,102
Treasury stock purchased		187,300					(3,723)	(3,723)
Shares issued from treasury for exercise of stock options		(7,371)		(13)			139	126
Restricted stock granted		(35,427)		(658)			658	0
Forfeiture of restricted stock		2,719		48			(48)	0
Stock-based compensation expense				480				480
Other stock-based expense		(225)					4	4
Tax effect of stock option exercises				(2)				(2)
Tax benefit from dividends on restricted stock				17				17
Tax benefit from employee benefit plan					114			114
Balance, September 30, 2016	12,655,171	567,948	$12,655	$71,616	$111,664	$5,430	$(10,762)	$190,603

Nine Months Ended September 30, 2015
Balance, December 31, 2014	12,655,171	375,191	$12,655	$71,541	$105,550	$5,360	$(6,744)	$188,362
Net income					12,406			12,406
Other comprehensive income, net						762		762
Cash dividends declared on common stock, $0.78 per share					(9,543)			(9,543)
Shares issued for dividend reinvestment plan		(55,795)		56			1,046	1,102
Treasury stock purchased		203,100					(3,944)	(3,944)
Shares issued from treasury for exercise of stock options		(22,335)		(26)			405	379
Restricted stock granted		(34,800)		(627)			627	0
Forfeiture of restricted stock		2,777		47			(47)	0
Stock-based compensation expense				459				459
Tax effect of stock option exercises				(6)				(6)
Tax benefit from dividends on restricted stock				16				16
Tax benefit from employee benefit plan					107			107
Balance, September 30, 2015	12,655,171	468,138	$12,655	$71,460	$108,520	$6,122	$(8,657)	$190,100

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

Operating results reported for the three-month and nine-month periods ended September 30, 2016 might not be indicative of the results for the year ending December 31, 2016. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Nine Months Ended September 30, 2016
Earnings per share – basic	$11,531,000	12,098,554	$0.95
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		219,679
Hypothetical share repurchase at $20.48		(195,659)
Earnings per share – diluted	$11,531,000	12,122,574	$0.95

Nine Months Ended September 30, 2015
Earnings per share – basic	$12,406,000	12,222,557	$1.02
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		213,511
Hypothetical share repurchase at $19.94		(192,322)
Earnings per share – diluted	$12,406,000	12,243,746	$1.01

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Three Months Ended September 30, 2016
Earnings per share – basic	$4,087,000	12,078,397	$0.34
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		215,154
Hypothetical share repurchase at $21.20		(185,355)
Earnings per share – diluted	$4,087,000	12,108,196	$0.34

Three Months Ended September 30, 2015
Earnings per share – basic	$4,234,000	12,200,129	$0.35
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		204,449
Hypothetical share repurchase at $19.90		(184,248)
Earnings per share – diluted	$4,234,000	12,220,330	$0.35

Stock options that were anti-dilutive were excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 39,054 shares in the nine-month period ended September 30, 2016, 66,351 shares in the nine-month period ended September 30, 2015, 22,715 shares in the third quarter 2016 and 47,974 shares in the third quarter 2015.

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of other comprehensive income, and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2016
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$5,544	$(1,941)	$3,603
Reclassification adjustment for (gains) realized in income	(1,089)	381	(708)
Other comprehensive income on available-for-sale securities	4,455	(1,560)	2,895

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	26	(9)	17
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(15)	5	(10)
Other comprehensive income on unfunded retirement obligations	11	(4)	7

Total other comprehensive income	$4,466	$(1,564)	$2,902

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2015
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$2,369	$(829)	$1,540
Reclassification adjustment for (gains) realized in income	(1,085)	380	(705)
Other comprehensive income on available-for-sale securities	1,284	(449)	835

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	(100)	35	(65)
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(11)	3	(8)
Other comprehensive loss on unfunded retirement obligations	(111)	38	(73)

Total other comprehensive income	$1,173	$(411)	$762

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended September 30, 2016
Unrealized losses on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	$(1,661)	$580	$(1,081)
Reclassification adjustment for (gains) realized in income	(584)	204	(380)
Other comprehensive loss on available-for-sale securities	(2,245)	784	(1,461)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	0	0	0
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(5)	2	(3)
Other comprehensive loss on unfunded retirement obligations	(5)	2	(3)

Total other comprehensive loss	$(2,250)	$786	$(1,464)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended September 30, 2015
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$3,216	$(1,126)	$2,090
Reclassification adjustment for (gains) realized in income	(79)	28	(51)
Other comprehensive loss on available-for-sale securities	3,137	(1,098)	2,039

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	0	0	0
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(3)	0	(3)
Other comprehensive loss on unfunded retirement obligations	(3)	0	(3)

Total other comprehensive income	$3,134	$(1,098)	$2,036

Changes in the components of accumulated other comprehensive income are as follows and are presented net of tax:

(In Thousands)	Unrealized	Unfunded	Accumulated
	Holding Gains	Pension and	Other
	(Losses)	Postretirement	Comprehensive
	on Securities	Obligations	Income
Nine Months Ended September 30, 2016
Balance, beginning of period	$2,493	$35	$2,528
Other comprehensive income before reclassifications	3,603	17	3,620
Amounts reclassified from accumulated other comprehensive income	(708)	(10)	(718)
Other comprehensive income	2,895	7	2,902
Balance, end of period	$5,388	$42	$5,430

Nine Months Ended September 30, 2015
Balance, beginning of period	$5,281	$79	$5,360
Other comprehensive income before reclassifications	1,540	(65)	1,475
Amounts reclassified from accumulated other comprehensive income	(705)	(8)	(713)
Other comprehensive income	835	(73)	762
Balance, end of period	$6,116	$6	$6,122

Three Months Ended September 30, 2016
Balance, beginning of period	$6,849	$45	$6,894
Other comprehensive loss before reclassifications	(1,081)	0	(1,081)
Amounts reclassified from accumulated other comprehensive income	(380)	(3)	(383)
Other comprehensive loss	(1,461)	(3)	(1,464)
Balance, end of period	$5,388	$42	$5,430

Three Months Ended September 30, 2015
Balance, beginning of period	$4,077	$9	$4,086
Other comprehensive income before reclassifications	2,090	0	2,090
Amounts reclassified from accumulated other comprehensive income	(51)	(3)	(54)
Other comprehensive income	2,039	(3)	2,036
Balance, end of period	$6,116	$6	$6,122

Items reclassified out of each component of other comprehensive income are as follows:

For the Nine Months Ended September 30, 2016
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale		Realized gains on available-for-sale
securities	$(1,089)	securities, net
	381	Income tax provision
	(708)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(23)	Pensions and other employee benefits
Actuarial loss	8	Pensions and other employee benefits
	(15)	Total before tax
	5	Income tax provision
	(10)	Net of tax
Total reclassifications for the period	$(718)

For the Nine Months Ended September 30, 2015
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale		Realized gains on available-for-sale
securities	$(1,085)	securities, net
	380	Income tax provision
	(705)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(22)	Pensions and other employee benefits
Actuarial loss	11	Pensions and other employee benefits
	(11)	Total before tax
	3	Income tax provision
	(8)	Net of tax
Total reclassifications for the period	$(713)

For the Three Months Ended September 30, 2016
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale		Realized gains on available-for-sale
securities	$(584)	securities, net
	204	Income tax provision
	(380)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(8)	Pensions and other employee benefits
Actuarial loss	3	Pensions and other employee benefits
	(5)	Total before tax
	2	Income tax provision
	(3)	Net of tax
Total reclassifications for the period	$(383)

For the Three Months Ended September 30, 2015
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale		Realized gains on available-for-sale
securities	$(79)	securities, net
	28	Income tax provision
	(51)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(7)	Pensions and other employee benefits
Actuarial loss	4	Pensions and other employee benefits
	(3)	Total before tax
	0	Income tax provision
	(3)	Net of tax
Total reclassifications for the period	$(54)

4. CASH AND DUE FROM BANKS

Cash and due from banks at September 30, 2016 and December 31, 2015 include the following:

(In thousands)	Sept. 30,	Dec. 31,
	2016	2015
Cash and cash equivalents	$30,102	$33,313
Certificates of deposit	3,968	2,748
Total cash and due from banks	$34,070	$36,061

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $13,141,000 at September 30, 2016 and $15,327,000 at December 31, 2015.

5. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS

The Corporation measures certain assets at fair value. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. FASB Accounting Standards Codification (ASC) topic 820, “Fair Value Measurements and Disclosures” establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs used in determining valuations into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

At September 30, 2016 and December 31, 2015, assets measured at fair value and the valuation methods used are as follows:

		September 30, 2016
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$9,747	$0	$9,747
Obligations of states and political subdivisions:
Tax-exempt	0	121,283	0	121,283
Taxable	0	33,672	0	33,672
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	62,187	0	62,187
Residential collateralized mortgage obligations	0	165,719	0	165,719
Commercial mortgage-backed securities	0	16,112	0	16,112
Total debt securities	0	408,720	0	408,720
Marketable equity securities	1,080	0	0	1,080
Total available-for-sale securities	1,080	408,720	0	409,800
Servicing rights	0	0	1,208	1,208
Total recurring fair value measurements	$1,080	$408,720	$1,208	$411,008

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,621	$3,621
Valuation allowance	0	0	(685)	(685)
Impaired loans, net	0	0	2,936	2,936
Foreclosed assets held for sale	0	0	2,321	2,321
Total nonrecurring fair value measurements	$0	$0	$5,257	$5,257

		December 31, 2015
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$10,483	$0	$10,483
Obligations of states and political subdivisions:
Tax-exempt	0	107,757	0	107,757
Taxable	0	34,597	0	34,597
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	73,343	0	73,343
Residential collateralized mortgage obligations	0	191,715	0	191,715
Collateralized debt obligations	0	9	0	9
Total debt securities	0	417,904	0	417,904
Marketable equity securities	2,386	0	0	2,386
Total available-for-sale securities	2,386	417,904	0	420,290
Servicing rights	0	0	1,296	1,296
Total recurring fair value measurements	$2,386	$417,904	$1,296	$421,586

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$1,933	$1,933
Valuation allowance	0	0	(820)	(820)
Impaired loans, net	0	0	1,113	1,113
Foreclosed assets held for sale	0	0	1,260	1,260
Total nonrecurring fair value measurements	$0	$0	$2,373	$2,373

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

At September 30, 2016 and December 31, 2015, quantitative information regarding significant techniques and inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	9/30/16	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	9/30/16
Servicing rights	$1,208	Discounted cash flow	Discount rate	10.00%	Rate used through modeling period
			Loan prepayment speeds	194.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/15	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	12/31/15
Servicing rights	$1,296	Discounted cash flow	Discount rate	10.00%	Rate used through modeling period
			Loan prepayment speeds	146.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended		Nine Months Ended
	Sept. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015
Servicing rights balance, beginning of period	$1,224	$1,209	$1,296	$1,281
Issuances of servicing rights	52	57	159	135
Unrealized (losses) gains included in earnings	(68)	13	(247)	(137)
Servicing rights balance, end of period	$1,208	$1,279	$1,208	$1,279

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

At September 30, 2016 and December 31, 2015, quantitative information regarding significant techniques and inputs used for nonrecurring fair value measurements using unobservable inputs (Level 3 methodologies) are as follows:

(In Thousands, Except						Value at
Percentages)		Valuation				9/30/16
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	(Weighted
Asset	9/30/16	9/30/16	9/30/16	Technique	Inputs	Average)

Impaired loans:
Residential mortgage loans - first liens	$0	$0	$0	Sales comparison	Discount to appraised value	0%
Commercial:
Commercial loans secured by real estate	2,794	528	2,266	Sales comparison	Discount to appraised value	7%
Commercial and industrial	321	106	215	Sales comparison	Discount to appraised value	35%
Commercial construction and land	0	0	0	Sales comparison	Discount to appraised value	0%
Loans secured by farmland	506	51	455	Sales comparison	Discount to appraised value	55%
Multi-family (5 or more) residential	0	0	0	Sales comparison	Discount to appraised value	0%
Total impaired loans	$3,621	$685	$2,936
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$1,195	$0	$1,195	Sales comparison	Discount to appraised value	39%
Land	696	0	696	Sales comparison	Discount to appraised value	29%
Commercial real estate	430	0	430	Sales comparison	Discount to appraised value	50%
Total foreclosed assets held for sale	$2,321	$0	$2,321

(In Thousands, Except						Value at
Percentages)		Valuation				12/31/15
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	(Weighted
Asset	12/31/15	12/31/15	12/31/15	Technique	Inputs	Average)

Impaired loans:
Residential mortgage loans - first liens	$42	$1	$41	Sales comparison	Discount to appraised value	31%
Commercial:
Commercial loans secured by real estate	317	97	220	Sales comparison	Discount to appraised value	46%
Commercial and industrial	75	75	0	Sales comparison	Discount to appraised value	31%
Commercial construction and land	0	0	0	Sales comparison	Discount to appraised value	0%
Loans secured by farmland	512	52	460	Sales comparison	Discount to appraised value	49%
Multi-family (5 or more) residential	987	595	392	Sales comparison	Discount to appraised value	41%
Total impaired loans	$1,933	$820	$1,113
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$556	$0	$556	Sales comparison	Discount to appraised value	32%
Land	704	0	704	Sales comparison	Discount to appraised value	29%
Total foreclosed assets held for sale	$1,260	$0	$1,260

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at September 30, 2016 and December 31, 2015. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	Valuation	Sept. 30, 2016		December 31, 2015
	Method(s)	Carrying	Fair	Carrying	Fair
	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$30,102	$30,102	$33,313	$33,313
Certificates of deposit	Level 2	3,968	3,982	2,748	2,752
Available-for-sale securities	See Above	409,800	409,800	420,290	420,290
Restricted equity securities (included in Other Assets)	Level 2	3,360	3,360	4,657	4,657
Loans held for sale	Level 2	621	621	280	280
Loans, net	Level 3	733,917	737,353	696,991	685,552
Accrued interest receivable	Level 2	3,871	3,871	3,768	3,768
Servicing rights	Level 3	1,208	1,208	1,296	1,296

Financial liabilities:
Deposits with no stated maturity	Level 2	769,734	769,734	713,931	713,931
Time deposits	Level 2	222,146	222,881	221,684	221,891
Short-term borrowings	Level 2	14,590	14,497	53,496	53,398
Long-term borrowings	Level 2	38,538	39,807	38,767	40,166
Accrued interest payable	Level 2	79	79	70	70

6. SECURITIES

Amortized cost and fair value of available-for-sale securities at September 30, 2016 and December 31, 2015 are summarized as follows:

		September 30, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$9,667	$80	$0	$9,747
Obligations of states and political subdivisions:
Tax-exempt	116,797	4,565	(79)	121,283
Taxable	32,764	908	0	33,672
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	60,966	1,221	0	62,187
Residential collateralized mortgage obligations	164,508	1,517	(306)	165,719
Commercial mortgage-backed securities	16,056	69	(13)	16,112
Total debt securities	400,758	8,360	(398)	408,720
Marketable equity securities	752	328	0	1,080
Total	$401,510	$8,688	$(398)	$409,800

		December 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$10,663	$12	$(192)	$10,483
Obligations of states and political subdivisions:
Tax-exempt	103,414	4,365	(22)	107,757
Taxable	34,317	381	(101)	34,597
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	73,227	486	(370)	73,343
Residential collateralized mortgage obligations	193,145	623	(2,053)	191,715
Collateralized debt obligations:	9	0	0	9
Total debt securities	414,775	5,867	(2,738)	417,904
Marketable equity securities	1,680	706	0	2,386
Total	$416,455	$6,573	$(2,738)	$420,290

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015:

September 30, 2016	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions,
Tax-exempt	$15,448	$(64)	$1,001	$(15)	$16,449	$(79)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential collateralized mortgage obligations	19,303	(38)	24,426	(268)	43,729	(306)
Commercial mortgage-backed securities	4,989	(13)	0	0	4,989	(13)
Total temporarily impaired available-for-sale securities	$39,740	$(115)	$25,427	$(283)	$65,167	$(398)

December 31, 2015	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$0	$0	$7,850	$(192)	$7,850	$(192)
Obligations of states and political subdivisions:
Tax-exempt	5,200	(19)	216	(3)	5,416	(22)
Taxable	10,605	(60)	2,910	(41)	13,515	(101)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored Agencies:
Residential pass-through securities	38,764	(295)	3,503	(75)	42,267	(370)
Residential collateralized mortgage obligations	88,355	(648)	49,273	(1,405)	137,628	(2,053)
Total temporarily impaired available-for-sale securities	$142,924	$(1,022)	$63,752	$(1,716)	$206,676	$(2,738)

Gross realized gains and losses from available-for-sale securities were as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2016	2015	2016	2015
Gross realized gains from sales	$584	$156	$1,090	$1,162
Gross realized losses from sales	0	(77)	(1)	(77)
Net realized gains	$584	$79	$1,089	$1,085

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of September 30, 2016. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$16,631	$16,837
Due from one year through five years	71,211	73,423
Due from five years through ten years	47,463	49,076
Due after ten years	23,923	25,366
Sub-total	159,228	164,702
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	60,966	62,187
Residential collateralized mortgage obligations	164,508	165,719
Commercial mortgage-backed securities	16,056	16,112
Total	$400,758	$408,720

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

Investment securities carried at $221,427,000 at September 30, 2016 and $228,616,000 at December 31, 2015 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements.

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

A summary of information management considered in evaluating debt and equity securities for OTTI at September 30, 2016 is provided below.

Debt Securities

At September 30, 2016, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities at September 30, 2016 to be temporary.

Equity Securities

The Corporation’s marketable equity securities at September 30, 2016 and December 31, 2015 consisted exclusively of stocks of banking companies. At September 30, 2016, the Corporation held no stocks with an unrealized loss.

The Corporation realized gains from sales of bank stocks totaling $560,000 in the three-month period ended September 30, 2016 and $837,000 during the first nine months of 2016. There were no realized gains or losses on bank stocks in the three-month period ended September 30, 2015, while realized gains from sales of bank stocks totaled $476,000 in the nine-month period ended September 30, 2015.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $3,230,000 at September 30, 2016 and $4,527,000 at December 31, 2015. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at September 30, 2016 and December 31, 2015. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

7. LOANS

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans. Loans outstanding at September 30, 2016 and December 31, 2015 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type
(In Thousands)	Sept. 30,	Dec. 31,
	2016	2015
Residential mortgage:
Residential mortgage loans - first liens	$325,533	$304,783
Residential mortgage loans - junior liens	22,794	21,146
Home equity lines of credit	38,623	39,040
1-4 Family residential construction	23,310	21,121
Total residential mortgage	410,260	386,090
Commercial:
Commercial loans secured by real estate	149,938	154,779
Commercial and industrial	86,969	75,196
Political subdivisions	38,653	40,007
Commercial construction and land	12,809	5,122
Loans secured by farmland	6,900	7,019
Multi-family (5 or more) residential	8,133	9,188
Agricultural loans	4,313	4,671
Other commercial loans	11,557	12,152
Total commercial	319,272	308,134
Consumer	12,806	10,656
Total	742,338	704,880
Less: allowance for loan losses	(8,421)	(7,889)
Loans, net	$733,917	$696,991

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either September 30, 2016 or December 31, 2015.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of September 30, 2016 and December 31, 2015, management determined that no allowance for credit losses related to unfunded loan commitments was required.

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month and nine-month periods ended September 30, 2016 and 2015 were as follows:

Three Months Ended September 30, 2016	June 30,				Sept. 30,
(In Thousands)	2016 Balance	Charge-offs	Recoveries	Provision (Credit)	2016 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,830	$(31)	$2	$155	$2,956
Residential mortgage loans - junior liens	239	0	0	9	248
Home equity lines of credit	359	0	0	0	359
1-4 Family residential construction	222	0	0	14	236
Total residential mortgage	3,650	(31)	2	178	3,799
Commercial:
Commercial loans secured by real estate	2,083	0	0	304	2,387
Commercial and industrial	1,038	(2)	1	1	1,038
Commercial construction and land	105	0	0	41	146
Loans secured by farmland	103	0	0	3	106
Multi-family (5 or more) residential	248	0	0	(5)	243
Agricultural loans	47	0	0	(4)	43
Other commercial loans	119	0	0	(3)	116
Total commercial	3,743	(2)	1	337	4,079
Consumer	138	(28)	12	23	145
Unallocated	398	0	0	0	398
Total Allowance for Loan Losses	$7,929	$(61)	$15	$538	$8,421

Three Months Ended September 30, 2015	June 30,				Sept. 30,
(In Thousands)	2015 Balance	Charge-offs	Recoveries	Provision (Credit)	2015 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,775	$(12)	$0	$(112)	$2,651
Residential mortgage loans - junior liens	210	(42)	0	45	213
Home equity lines of credit	344	0	0	(5)	339
1-4 Family residential construction	257	0	0	55	312
Total residential mortgage	3,586	(54)	0	(17)	3,515
Commercial:
Commercial loans secured by real estate	1,692	0	0	39	1,731
Commercial and industrial	800	0	1	127	928
Commercial construction and land	296	(115)	0	(74)	107
Loans secured by farmland	155	0	0	(45)	110
Multi-family (5 or more) residential	80	0	0	231	311
Agricultural loans	40	0	0	3	43
Other commercial loans	120	0	0	1	121
Total commercial	3,183	(115)	1	282	3,351
Consumer	135	(28)	10	6	123
Unallocated	396	0	0	31	427
Total Allowance for Loan Losses	$7,300	$(197)	$11	$302	$7,416

Nine Months Ended September 30, 2016	Dec. 31,				Sept. 30,
(In Thousands)	2015 Balance	Charge-offs	Recoveries	Provision (Credit)	2016 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,645	$(73)	$2	$382	$2,956
Residential mortgage loans - junior liens	219	0	0	29	248
Home equity lines of credit	347	0	0	12	359
1-4 Family residential construction	207	0	0	29	236
Total residential mortgage	3,418	(73)	2	452	3,799
Commercial:
Commercial loans secured by real estate	1,939	0	2	446	2,387
Commercial and industrial	981	(2)	2	57	1,038
Commercial construction and land	58	0	0	88	146
Loans secured by farmland	106	0	0	0	106
Multi-family (5 or more) residential	675	(595)	0	163	243
Agricultural loans	45	0	0	(2)	43
Other commercial loans	118	0	0	(2)	116
Total commercial	3,922	(597)	4	750	4,079
Consumer	122	(67)	39	51	145
Unallocated	427	0	0	(29)	398
Total Allowance for Loan Losses	$7,889	$(737)	$45	$1,224	$8,421

Nine Months Ended September 30, 2015	Dec. 31,				Sept. 30,
(In Thousands)	2014 Balance	Charge-offs	Recoveries	Provision (Credit)	2015 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,941	$(149)	$1	$(142)	$2,651
Residential mortgage loans - junior liens	176	(42)	0	79	213
Home equity lines of credit	322	0	0	17	339
1-4 Family residential construction	214	0	0	98	312
Total residential mortgage	3,653	(191)	1	52	3,515
Commercial:
Commercial loans secured by real estate	1,758	(115)	0	88	1,731
Commercial and industrial	688	(10)	5	245	928
Commercial construction and land	283	(115)	0	(61)	107
Loans secured by farmland	165	0	0	(55)	110
Multi-family (5 or more) residential	87	0	0	224	311
Agricultural loans	31	0	0	12	43
Other commercial loans	131	0	0	(10)	121
Total commercial	3,143	(240)	5	443	3,351
Consumer	145	(65)	44	(1)	123
Unallocated	395	0	0	32	427
Total Allowance for Loan Losses	$7,336	$(496)	$50	$526	$7,416

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of September 30, 2016 and December 31, 2015:

September 30, 2016
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$315,849	$331	$9,292	$61	$325,533
Residential mortgage loans - junior liens	22,376	145	273	0	22,794
Home equity lines of credit	37,925	124	574	0	38,623
1-4 Family residential construction	23,310	0	0	0	23,310
Total residential mortgage	399,460	600	10,139	61	410,260
Commercial:
Commercial loans secured by real estate	133,140	3,087	13,711	0	149,938
Commercial and Industrial	82,076	4,196	686	11	86,969
Political subdivisions	38,653	0	0	0	38,653
Commercial construction and land	12,707	66	36	0	12,809
Loans secured by farmland	5,243	168	1,472	17	6,900
Multi-family (5 or more) residential	7,505	0	628	0	8,133
Agricultural loans	3,503	0	810	0	4,313
Other commercial loans	11,482	0	75	0	11,557
Total commercial	294,309	7,517	17,418	28	319,272
Consumer	12,651	0	155	0	12,806
Totals	$706,420	$8,117	$27,712	$89	$742,338

December 31, 2015
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$295,302	$407	$9,007	$67	$304,783
Residential mortgage loans - junior liens	20,558	185	403	0	21,146
Home equity lines of credit	38,071	543	426	0	39,040
1-4 Family residential construction	21,104	17	0	0	21,121
Total residential mortgage	375,035	1,152	9,836	67	386,090
Commercial:
Commercial loans secured by real estate	140,381	5,862	8,536	0	154,779
Commercial and Industrial	71,225	2,106	1,737	128	75,196
Political subdivisions	40,007	0	0	0	40,007
Commercial construction and land	4,957	60	105	0	5,122
Loans secured by farmland	5,084	483	1,432	20	7,019
Multi-family (5 or more) residential	7,943	0	1,245	0	9,188
Agricultural loans	4,655	0	16	0	4,671
Other commercial loans	12,073	0	79	0	12,152
Total commercial	286,325	8,511	13,150	148	308,134
Consumer	10,490	21	145	0	10,656
Totals	$671,850	$9,684	$23,131	$215	$704,880

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

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 56% at September 30, 2016) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Also, all loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment. Loans that are individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually evaluated, but which have not been determined to be impaired, are included in the “Collectively Evaluated” column in the tables summarizing the allowance and associated loan balances as of September 30, 2016 and December 31, 2015.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of September 30, 2016 and December 31, 2015:

September 30, 2016	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$734	$324,799	$325,533	$0	$2,956	$2,956
Residential mortgage loans - junior liens	70	22,724	22,794	0	248	248
Home equity lines of credit	0	38,623	38,623	0	359	359
1-4 Family residential construction	0	23,310	23,310	0	236	236
Total residential mortgage	804	409,456	410,260	0	3,799	3,799
Commercial:
Commercial loans secured by real estate	8,088	141,850	149,938	528	1,859	2,387
Commercial and industrial	439	86,530	86,969	106	932	1,038
Political subdivisions	0	38,653	38,653	0	0	0
Commercial construction and land	0	12,809	12,809	0	146	146
Loans secured by farmland	1,399	5,501	6,900	51	55	106
Multi-family (5 or more) residential	392	7,741	8,133	0	243	243
Agricultural loans	13	4,300	4,313	0	43	43
Other commercial loans	0	11,557	11,557	0	116	116
Total commercial	10,331	308,941	319,272	685	3,394	4,079
Consumer	0	12,806	12,806	0	145	145
Unallocated						398

Total	$11,135	$731,203	$742,338	$685	$7,338	$8,421

December 31, 2015	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$884	$303,899	$304,783	$1	$2,644	$2,645
Residential mortgage loans - junior liens	74	21,072	21,146	0	219	219
Home equity lines of credit	0	39,040	39,040	0	347	347
1-4 Family residential construction	0	21,121	21,121	0	207	207
Total residential mortgage	958	385,132	386,090	1	3,417	3,418
Commercial:
Commercial loans secured by real estate	6,262	148,517	154,779	97	1,842	1,939
Commercial and industrial	324	74,872	75,196	75	906	981
Political subdivisions	0	40,007	40,007	0	0	0
Commercial construction and land	0	5,122	5,122	0	58	58
Loans secured by farmland	1,427	5,592	7,019	52	54	106
Multi-family (5 or more) residential	987	8,201	9,188	595	80	675
Agricultural loans	16	4,655	4,671	0	45	45
Other commercial loans	0	12,152	12,152	0	118	118
Total commercial	9,016	299,118	308,134	819	3,103	3,922
Consumer	0	10,656	10,656	0	122	122
Unallocated						427

Total	$9,974	$694,906	$704,880	$820	$6,642	$7,889

Summary information related to impaired loans at September 30, 2016 and December 31, 2015 is as follows:

(In Thousands)	September 30, 2016			December 31, 2015
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Residential mortgage loans - first liens	$764	$734	$0	$842	$842	$0
Residential mortgage loans - junior liens	70	70	0	74	74	0
Commercial loans secured by real estate	7,003	5,294	0	7,580	5,945	0
Commercial and industrial	118	118	0	249	249	0
Loans secured by farmland	893	893	0	915	915	0
Multi-family (5 or more) residential	987	392	0	0	0	0
Agricultural loans	13	13	0	16	16	0
Total with no related allowance recorded	9,848	7,514	0	9,676	8,041	0

With a related allowance recorded:
Residential mortgage loans - first liens	0	0	0	42	42	1
Commercial loans secured by real estate	2,794	2,794	528	317	317	97
Commercial and industrial	321	321	106	75	75	75
Loans secured by farmland	506	506	51	512	512	52
Multi-family (5 or more) residential	0	0	0	987	987	595
Consumer	0	0	0	0	0	0
Total with a related allowance recorded	3,621	3,621	685	1,933	1,933	820
Total	$13,469	$11,135	$685	$11,609	$9,974	$820

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

					Interest Income Recognized on
	Average Investment in Impaired Loans				Impaired Loans on a Cash Basis
(In Thousands)	3 Months Ended		9 Months Ended		3 Months Ended		9 Months Ended
	Sept. 30,		Sept. 30,		Sept. 30,		Sept. 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Residential mortgage:
Residential mortgage loans - first lien	$789	$1,990	$818	$2,534	$11	$9	$33	$67
Residential mortgage loans - junior lien	72	67	72	62	0	1	2	3
Total residential mortgage	861	2,057	890	2,596	11	10	35	70
Commercial:
Commercial loans secured by real estate	7,022	6,327	6,524	6,382	83	90	274	293
Commercial and industrial	577	421	619	467	7	4	17	16
Commercial construction and land	0	42	0	50	0	0	0	0
Loans secured by farmland	1,408	1,466	1,413	1,467	13	26	51	78
Multi-family (5 or more) residential	492	741	541	741	0	0	0	0
Agricultural loans	13	21	14	22	0	1	1	3
Total commercial	9,512	9,018	9,111	9,129	103	121	343	390
Consumer	17	0	16	0	0	0	0	0
Total	$10,390	$11,075	$10,017	$11,725	$114	$131	$378	$460

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

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	September 30, 2016		December 31, 2015
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$4,016	$2,537	$2,381	$3,044
Residential mortgage loans - junior liens	58	0	79	0
Home equity lines of credit	106	11	130	0
Total residential mortgage	4,180	2,548	2,590	3,044
Commercial:
Commercial loans secured by real estate	2,795	7,898	503	5,730
Commercial and industrial	313	193	65	313
Loans secured by farmland	219	1,399	0	1,427
Multi-family (5 or more) residential	0	392	0	987
Agricultural loans	16	13	0	16
Total commercial	3,343	9,895	568	8,473
Consumer	16	38	71	0

Totals	$7,539	$12,481	$3,229	$11,517

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

The table below presents a summary of the contractual aging of loans as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016				As of December 31, 2015
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$316,869	$3,058	$5,606	$325,533	$294,703	$6,156	$3,924	$304,783
Residential mortgage loans - junior liens	22,544	192	58	22,794	20,816	251	79	21,146
Home equity lines of credit	38,143	374	106	38,623	38,581	329	130	39,040
1-4 Family residential construction	23,079	231	0	23,310	21,121	0	0	21,121
Total residential mortgage	400,635	3,855	5,770	410,260	375,221	6,736	4,133	386,090

Commercial:
Commercial loans secured by real estate	146,888	107	2,943	149,938	153,427	108	1,244	154,779
Commercial and industrial	86,637	8	324	86,969	75,002	118	76	75,196
Political subdivisions	38,653	0	0	38,653	40,007	0	0	40,007
Commercial construction and land	12,801	8	0	12,809	5,018	104	0	5,122
Loans secured by farmland	5,807	62	1,031	6,900	5,970	223	826	7,019
Multi-family (5 or more) residential	7,657	84	392	8,133	8,201	0	987	9,188
Agricultural loans	4,156	128	29	4,313	4,642	13	16	4,671
Other commercial loans	11,557	0	0	11,557	12,152	0	0	12,152
Total commercial	314,156	397	4,719	319,272	304,419	566	3,149	308,134
Consumer	12,544	208	54	12,806	10,537	48	71	10,656

Totals	$727,335	$4,460	$10,543	$742,338	$690,177	$7,350	$7,353	$704,880

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at September 30, 2016 and December 31, 2015 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
September 30, 2016 Nonaccrual Totals	$9,057	$420	$3,004	$12,481
December 31, 2015 Nonaccrual Totals	$7,100	$293	$4,124	$11,517

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at September 30, 2016 and December 31, 2015 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
September 30, 2016 Totals	$889	$57	$0	$5,032	$5,978
December 31, 2015 Totals	$1,186	$0	$81	$5,097	$6,364

The TDR that occurred during the three-month period ended September 30, 2016 is as follows:

Three Months Ended September 30, 2016		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

Consumer	1	$25	$25

There were no TDRs that occurred during the three-month period ended September 30, 2015.

The TDR in the three-month period ended September 30, 2016 represented a new, unsecured loan contract for $25,000. The new loan contract was entered into pursuant to a settlement agreement with a borrower for whom the Corporation accepted a short fall from the sale of residential real estate as payment in full on a mortgage loan. At September 30, 2016, there was no allowance for loan losses related to this TDR and there were no changes to the allowance for loan losses related to this TDR in the third quarter 2016.

TDRs that occurred during the nine-month periods ended September 30, 2016 and 2015 were as follows:

Nine Months Ended September 30, 2016		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage,
Residential mortgage loans - first liens	1	$102	$102
Commercial,
Commercial and Industrial	1	5	5
Consumer	1	25	25

Nine Months Ended September 30, 2015		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage:
Residential mortgage loans - first liens	1	$56	$56
Residential mortgage loans - junior liens	1	32	32
Consumer	1	30	30

The TDRs in the nine-month period ended September 30, 2016 included an extension of a final maturity date and a lowered interest rate on one contract on a residential mortgage – first lien, an extension of a final maturity date on a commercial and industrial loan, and establishment of an unsecured consumer loan contract pursuant to a settlement agreement with a borrower for whom the Corporation accepted a short fall from the sale of residential real estate as payment in full on a mortgage loan. In the third quarter 2016, a partial charge-off of $31,000 was recorded on the residential mortgage –first lien. At September 30, 2016, there was no allowance for loan losses related to these TDRs, and except for the partial charge-off on the residential mortgage – first lien, no changes in the allowance for loan losses that resulted from these TDRs in the nine-month period ended September 30, 2016.

The TDRs in the nine-month period ended September 30, 2015 included an extended maturity date and a reduction in interest rate on a residential mortgage – first lien, a lowered interest rate and reduced payment amount on a residential mortgage – junior lien and a lowered interest rate and reduced payment amount on the consumer loan. There was no allowance for loan losses on these loans at September 30, 2015, and there was no change in the allowance for loan losses that resulted from these TDRs.

There were no defaults on loans for which modification considered to be TDRs were entered into within the previous 12 months in the three-month period ended September 30, 2016.

In the three-month period ended September 30, 2015, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months were as follows:

	Number
	of	Recorded
	Contracts	Investment
Three Months Ended September 30, 2015
(Balances in Thousands)
Residential mortgage,
Residential mortgage loans - first liens	1	$32

In the three-month period ended September 30, 2015, the event of default in the table listed above resulted from a borrower’s failure to make regular payments after reduced payment amount period of six months ended on a first lien residential mortgage. There was no allowance for loan losses recorded on this loan at September 30, 2015.

In the nine-month periods ended September 30, 2016 and 2015, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months were as follows:

	Number
	of	Recorded
	Contracts	Investment
Nine Months Ended September 30, 2016
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

In the nine-month period ended September 30, 2016, the events of default in the table listed above resulted from the borrowers’ failure to make timely payments under the following circumstances: (1) for the customer relationship in the Residential first lien mortgage class, payment was missed after the monthly payment amount was reduced for six months; (2) for the customer relationships in the Residential junior lien mortgage class and the consumer class, timely payments were missed after interest rates and payment amounts were reduced on both loans; and (3) for the Commercial and industrial loan, the borrower failed to pay off the loan at the extended maturity date. There was no allowance for loan losses recorded on these loans at September 30, 2016.

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

(In Thousands)	Sept. 30,	Dec. 31,
	2016	2015
Foreclosed residential real estate	$1,195	$555

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	Sept. 30,	Dec. 31,
	2016	2015
Residential real estate in process of foreclosure	$1,991	$1,173

8. BORROWED FUNDS

Short-term borrowings include the following:

(In Thousands)	Sept. 30,	Dec. 31,
	2016	2015
FHLB-Pittsburgh borrowings	$8,270	$48,581
Customer repurchase agreements	6,320	4,915
Total short-term borrowings	$14,590	$53,496

Short-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	Sept. 30,	Dec. 31
	2016	2015
Overnight borrowing	$2,000	$23,500
Other short-term advances	6,270	25,081
Total short-term FHLB-Pittsburgh borrowings	$8,270	$48,581

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $460,590,000 at September 30, 2016 and $450,883,000 at December 31, 2015. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $3,230,000 at September 30, 2016 and $4,527,000 at December 31, 2015.

At September 30, 2016, short-term borrowings from the FHLB-Pittsburgh include 3 advances of approximately $2,090,000 each, maturing monthly throughout the remainder of the year ending December 31, 2016, with a weighted average interest rate of 1.03% and rates ranging from 1.006% to 1.052%. In the first nine months of 2016, the Corporation repaid nine advances of approximately $2,090,000 each, with a weighted average rate of 0.80%.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average interest rate paid by the Corporation on customer repurchase agreements was 0.10% at September 30, 2016 and December 31, 2015. The carrying value of the underlying securities was $16,472,000 at September 30, 2016 and $12,613,000 at December 31, 2015.

Long-term borrowings are as follows:

(In Thousands)	Sept. 30,	Dec. 31,
	2016	2015
FHLB-Pittsburgh borrowings	$11,538	$11,767
Repurchase agreement	27,000	27,000
Total long-term borrowings	$38,538	$38,767

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	Sept. 30,	Dec. 31,
	2016	2015
Loan maturing in 2016 with a rate of 6.86%	$18	$57
Loan maturing in 2017 with a rate of 6.83%	6	10
Loan maturing in 2017 with a rate of 3.81%	10,000	10,000
Loan maturing in 2020 with a rate of 4.79%	691	821
Loan maturing in 2025 with a rate of 4.91%	823	879
Total long-term FHLB-Pittsburgh borrowings	$11,538	$11,767

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

The carrying value of the underlying securities was $34,130,000 at September30, 2016 and $33,780,000 at December 31, 2015, detailed in the following table:

(In Thousands)	Sept. 30,	Dec. 31,
	2016	2015
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	$19,444	$15,772
Residential collateralized mortgage obligations	14,686	18,008
Total	$34,130	$33,780

Two of the more significant risks associated with the repurchase agreement with the broker-dealer are as follows:

·	The borrowings are putable at quarterly intervals by the issuer. Accordingly, if interest rates were to rise to a sufficient level, the issuer would be expected to require the Corporation to pay off the borrowing. In this circumstance, the Corporation would be required to obtain a new borrowing at a higher interest rate than the existing repurchase agreement or utilize cash from other sources to pay off the borrowing. If sales of available-for-sale securities were used to generate cash to pay off the borrowing, the value of such securities would be expected to have fallen, which could result in the Corporation recognizing a loss.

·	As principal pay-downs of mortgage backed securities and CMOs occur, the Corporation must have available, unencumbered assets or purchase a sufficient amount of assets with credit quality suitable to the broker-dealer to replace the amounts being paid off. Since pre-payments of mortgages typically increase as interest rates fall, the Corporation may be required to purchase additional assets at times when market rates are lower than the rates paid on the borrowing.

The Corporation manages these risks by maintaining sufficient available assets of acceptable credit quality, as well as maintaining other borrowing facilities, to meet ongoing collateral maintenance requirements or pay off the borrowing if required. In particular, the Corporation had unused borrowing capacity available from the FHLB-Pittsburgh of $315,685,000 at September 30, 2016.

9. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at September 30, 2016 and December 31, 2015, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2016	2015	2016	2015
Service cost	$0	$0	$27	$29
Interest cost	20	27	47	42
Expected return on plan assets	(20)	(34)	0	0
Amortization of prior service cost	0	0	(23)	(22)
Recognized net actuarial loss	8	11	0	0
Net periodic benefit cost	$8	$4	$51	$49

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	Sept. 30,		Sept. 30,
	2016	2015	2016	2015
Service cost	$0	$0	$9	$10
Interest cost	7	9	16	14
Expected return on plan assets	(7)	(11)	0	0
Amortization of prior service cost	0	0	(8)	(7)
Recognized net actuarial loss	3	4	0	0
Net periodic benefit cost	$3	$2	$17	$17

In the first nine months of 2016, the Corporation funded postretirement contributions totaling $44,000, with estimated annual postretirement contributions of $68,000 expected in 2016 for the full year. Based upon the related actuarial reports, no defined benefit pension contributions are required in 2016, though the Corporation may make discretionary contributions.

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

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Management has estimated restricted stock expense in the first nine months of 2016 based on an assumption that the ROAE target for 2016 will be met.

Total stock-based compensation expense is as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2016	2015	2016	2015
Restricted stock	$155	$152	$480	$459

11. INCOME TAXES

The net deferred tax asset at September 30, 2016 and December 31, 2015 represents the following temporary difference components:

	September 30,	December 31,
(In Thousands)	2016	2015
Deferred tax assets:
Net realized losses on securities	36	$69
Allowance for loan losses	2,980	2,761
Other deferred tax assets	2,517	2,634
Total deferred tax assets	5,533	5,464

Deferred tax liabilities:
Unrealized holding gains on securities	2,902	1,342
Defined benefit plans - ASC 835	23	19
Bank premises and equipment	952	869
Core deposit intangibles	7	11
Other deferred tax liabilities	105	108
Total deferred tax liabilities	3,989	2,349
Deferred tax asset, net	$1,544	$3,115

The provision for income tax for the three-month and nine- month periods ended September 30, 2016 and 2015 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rates for the Corporation are as follows:

	3 Months Ended		9 Months Ended
(In thousands)	September 30,		September 30,
	2016	2015	2016	2015
Income before income tax provision	$5,538	$5,629	$15,378	$16,482
Income tax provision	1,451	1,395	3,847	4,076
Effective tax rate	26.20%	24.78%	25.02%	24.73%

The effective tax rate for each period presented differs from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation has investments in three limited partnerships that manage affordable housing projects that have qualified for the federal low-income housing tax credit. The Corporation’s expected return from these investments is based on the receipt of tax credits and tax benefits from deductions of operating losses. The Corporation uses the effective yield method to account for these investments, with the benefits recognized as a reduction of the provision for income taxes. For two of the three limited partnership investments, the tax credits have been received in full in prior years, and the Corporation has fully realized the benefits of the credits and amortized its initial investments in the partnerships. The most recent affordable housing project was completed in 2013, and the Corporation received tax credits in 2013, 2014 and 2015 and expects to continue to receive tax credits annually through 2022. The carrying amount of the Corporation’s investment is $737,000 at September 30, 2016 and $812,000 at December 31, 2015 (included in Other Assets in the consolidated balance sheets). For the year ending December 31, 2016, the estimated amount of tax credits and other tax benefits to be received is $158,000 and the estimated amount to be recognized as a reduction of the provision for income taxes is $76,000. For the year ended December 31, 2015, tax credits and other tax benefits totaled $158,000 and the amount recognized as a reduction of the provision for income taxes for 2015 was $80,000. The total reduction in the provision for income taxes resulting from this investment is $19,000 in the third quarter 2016, and $57,000 for the nine months ended September 30, 2016, and $22,000 in the third quarter 2015, and $62,000 for the nine months ended September 30, 2015.

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns. With limited exceptions, the Corporation is no longer subject to examination by the Internal Revenue Service for years prior to 2013.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. This makes significant changes in U.S. GAAP related to certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The changes provided for in this Update that are applicable to the Corporation are as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; however, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) for equity investments without readily determinable fair values, require a qualitative assessment to identify impairment, and if a qualitative assessment indicates that impairment exists, requiring an entity to measure the investment at fair value; (3) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments (at September 30, 2016 and December 31, 2015, the Corporation has no liabilities for which the fair value measurement option has been elected); (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this Update will become effective for the Corporation for annual and interim periods beginning in the first quarter 2018. With limited exceptions, early adoption of the amendments in this Update is not permitted. Amendments are to be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values should be applied prospectively.

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

In June 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) –Classification of Certain Cash Receipts and Cash Payments. This Update provides clarification regarding eight specific cash flow issues with the objective of reducing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For the Corporation, the amendments in this Update are effective beginning in the first quarter 2018. The amendments in this Update should be applied using a retroactive transition method to each period presented. The Corporation anticipates there will be no adjustments to the Consolidated Statements of Cash Flows, as previously reported, as a result of the clarifications provided in the Update.

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

EARNINGS OVERVIEW

Third quarter 2016 net income was $0.34 per basic and diluted share, as compared to $0.32 in the second quarter 2016 and $0.35 in the third quarter 2015. For the nine months ended September 30, 2016, net income per basic and diluted share was $0.95 as compared to $1.02 per basic and $1.01 per diluted share for the first nine months of 2015. The return on average assets for the first nine months of 2016 was 1.25%, and the return on average equity was 8.16%.

Some of the more significant fluctuations in revenues and expenses between the three-month period ended September 30, 2016 and the corresponding period in 2015 were as follows:

·	Net interest income increased $179,000 (1.8%), in the third quarter 2016 as compared to the third quarter 2015. The net interest margin for the third quarter 2016 was 0.08% higher than in the third quarter 2015 due to a lower cost of borrowed funds and a more favorable mix of earning assets. The average balance of total borrowed funds was $57,226,000 at an average interest rate of 2.75% in the third quarter 2016, down from average borrowings of $75,848,000 at an average interest rate of 3.34% in the third quarter 2015. The reduction in amount and average rate on borrowed funds reflects the impact of prepayments in the second and fourth quarters of 2015 of a long-term borrowing with an interest rate of 4.265%. Average total loans outstanding were higher by $59.3 million (8.8%) in the third quarter 2016 as compared to the third quarter 2015, while average total available-for-sale securities were lower by $68.7 million. Average total deposits were $6.0 million (0.6%) higher in the third quarter 2016 as compared to the third quarter 2015.

·	The third quarter 2016 provision for loan losses was $236,000 higher than the comparative third quarter 2015 amount. The higher provision in the third quarter 2016 included the impact of an increase in specific allowances on impaired loans to $685,000 at September 30, 2016 from $253,000 at June 30, 2016, including the effect of recording an allowance of $528,000 in the third quarter 2016 related to one real estate secured commercial loan relationship with total loans outstanding of $3,347,000 at September 30, 2016.

·	Noninterest revenue in the third quarter 2016 fell $77,000 (1.9%) from the third quarter 2015 amount. Service charges on deposit accounts were $81,000 (6.2%) lower, reflecting a reduced volume of consumer overdrafts, and the fair value of mortgage servicing rights decreased $68,000 in the third quarter 2016 compared to an increase in fair value of $13,000 in the third quarter 2015. Trust and Financial Management revenue increased $49,000 (4.4%) in the third quarter 2016 as compared to the third quarter 2015. Other operating income was $58,000 higher in the third quarter 2016 as compared to the third quarter 2015, including an increase of $15,000 in dividend income from Federal Home Loan Bank of Pittsburgh stock.

·	Realized gains from securities totaled $584,000 in the third quarter 2016, including gains of $560,000 from sales of bank stocks. In comparison, realized gains from securities totaled $79,000 in the third quarter 2015. At September 30, 2016, the Corporation had one remaining bank stock investment, with an amortized cost basis of $752,000 and a fair value of $1,080,000. In October 2016, the Corporation sold the stock for a realized gain (pre-tax) of $288,000.

·	Noninterest expenses in the third quarter 2016 exceeded the third quarter 2015 amount by $462,000 (5.7%). Salaries and wages expense increased $157,000 (4.2%), reflecting an increase in number of employees, including new positions established for lending, lending support, information technology, training, human resources and marketing functions. Professional fees expense increased $104,000 in the third quarter 2016 over the third quarter 2015 amount, including increases related to employee sales and service training, information technology, marketing and outsourced commercial loan credit review. Other operating expense increased $164,000 (13.6%) in the third quarter 2016 over the third quarter 2015, including increases in education and training-related expense of $29,000, net collection-related expenses of $29,000 and expenses related to other real estate properties of $27,000. Also, other operating expense in the third quarter 2015 was reduced by a refund of $69,000 from recovery of previously-paid sales tax, with no corresponding recovery in the third quarter 2016.

·	The third quarter 2016 provision for income tax of $1,451,000, or 26.2% of pre-tax income, was $56,000 higher than the third quarter 2015 tax provision of $1,395,000, or 24.8% of pre-tax income. The higher effective tax in the third quarter 2016 included the effects of a reduction in tax-exempt interest income of $127,000. The reduction in tax-exempt interest income resulted from pay-offs received on municipal bonds purchased several years ago when market interest yields were higher. Also, the provision for state income tax was $39,000 higher, primarily as a result of a catch-up adjustment to increase New York State taxes for the effect of changes in the tax methodology that first became effective in 2015.

Some of the more significant fluctuations in revenues and expenses between the nine-month period ended September 30, 2016 and the corresponding period in 2015 were as follows:

·	Net interest income was $251,000 (0.8%) higher than the comparable total for the first nine months of 2015. The net interest margin of 3.77% was 0.08% higher than the margin for the first nine months of 2015, reflecting a lower cost of borrowed funds resulting from prepayment in 2015 of a long-term borrowing and a more favorable mix of earning assets. The average balance of total borrowed funds was $64,476,000 at an average interest rate of 2.53% for the first nine months of 2016, down from average borrowings of $77,749,000 at an average interest rate of 3.55% in the first nine months of 2015. Average total loans outstanding were higher by $68.9 million (10.7%) in the first nine months of 2016 as compared to the first nine months of 2015, while average total available-for-sale securities were lower by $87.6 million. The average balance of earning assets was $20.6 million lower in the nine-month period ended September 30, 2016 as compared to the first nine months of 2015, reflecting a reduction in funding available for investment, including a decrease in average total deposits of $9.3 million (1.0%).

·	The provision for loan losses for the nine months ended September 30, 2016 totaled $1,224,000, an increase of $698,000 over the corresponding amount for the first nine months of 2015. In 2016, the provision included an increase of $418,000 as compared to the first nine months of 2015 from changes in specific allowances on loans individually identified as impaired, adjusted for the impact of net charge-offs. The provision in 2016 also included the impact of increasing the allowance for loan losses for the effects of loan growth and slight increases in net charge-off experience and qualitative factors used in determining the collectively evaluated portion of the allowance. In comparison, the provision in 2015 also reflected the effects of loan growth, but the qualitative factors used in determining a portion of the collectively determined allowance for loan losses were slightly decreased during the period.

·	Total noninterest revenue for the nine months ended September 30, 2016 was virtually unchanged from the corresponding amount for the first nine months of 2015. Within noninterest income, the categories with the largest increases included: (1) other operating income, which increased $157,000, mainly due to an increase in revenue from redemption of tax credits; (2) net gains from sales of loans, which increased $126,000 (22.0%), reflecting higher volume of sales; and (3) Trust and Financial Management revenue, which increased $89,000 (2.6%). The categories with the largest decreases within noninterest revenue included: (1) decrease in fair value of mortgage servicing rights of $247,000 in the first nine months of 2016 as compared to a decrease in fair value of $137,000 in the first nine months of 2015; (2) decrease in service charges on deposit accounts of $106,000 (2.9%), reflecting a reduction in consumer overdraft volume; and (3) reduction in brokerage revenue of $71,000, as the volume of sales of annuities declined.

·	In the first nine months of 2016, realized gains from securities totaled $1,089,000, including gains from sales of bank stocks of $837,000. In the first nine months of 2015, the Corporation generated gains from sales of securities totaling $1,085,000, including gains from sales of bank stocks of $476,000, and also incurred a loss from prepayment of a borrowing of $910,000. In the second quarter 2015, the Corporation prepaid principal of $10 million on a long-term borrowing (repurchase agreement) with an interest rate of 4.265%.

·	Noninterest expenses, excluding loss on prepayment of borrowings, in the first nine months of 2016 exceeded the amount for the first nine months of 2015 by $1,572,000 (6.4%). Salaries and wages expense increased $867,000 (8.0%). As described above, several new positions were established in the latter portion of 2015 and early 2016. Professional fees expense increased $379,000, including increases related to employee sales and service training, information technology, marketing and outsourced commercial loan credit review. Other operating expense increased $311,000 (8.0%), including increases in donations and public relations-related expenses of $90,000, education and training-related expenses of $86,000 and other real estate expenses of $48,000. Also, other operating expense was reduced in 2015 by $69,000 as a result of a recovery of sales tax previously paid. Within other operating expense, net collections-related expense was $59,000 lower in the first nine months of 2016 as compared to the corresponding period in 2015.

·	The provision for income tax totaled $3,847,000 for the nine months ended September 30, 2016, down $229,000 from the amount for the first nine months of 2015. The lower tax provision in 2016 resulted from lower pre-tax income; however, the provision increased as a percentage of pre-tax income to 25.02% in 2016 from 24.73% in 2015. The higher effective tax rate included the impact of a $253,000 reduction in tax-exempt interest income and an increase in the provision for state income tax of $30,000 that resulted mainly from a catch-up adjustment to increase New York State taxes for the effect of changes in the tax methodology that first became effective in 2015.

More detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of Management’s Discussion and Analysis.

TABLE I - QUARTERLY FINANCIAL DATA

(In Thousands) (Unaudited)

	For the Three Months Ended:
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2016	2016	2016	2015	2015	2015	2015
Interest income	$11,131	$10,924	$10,937	$11,036	$11,134	$11,186	$11,163
Interest expense	944	925	904	1,087	1,126	1,176	1,213
Net interest income	10,187	9,999	10,033	9,949	10,008	10,010	9,950
Provision for loan losses	538	318	368	319	302	221	3
Net interest income after provision for loan losses	9,649	9,681	9,665	9,630	9,706	9,789	9,947
Other income	3,884	3,906	3,690	3,999	3,961	3,962	3,556
Net gains on available-for-sale securities	584	122	383	1,776	79	932	74
Loss on prepayment of borrowings	0	0	0	1,663	0	910	0
Other expenses	8,579	8,535	9,072	8,416	8,117	7,964	8,533
Income before income tax provision	5,538	5,174	4,666	5,326	5,629	5,809	5,044
Income tax provision	1,451	1,303	1,093	1,261	1,395	1,452	1,229
Net income	$4,087	$3,871	$3,573	$4,065	$4,234	$4,357	$3,815
Net income per share – basic	$0.34	$0.32	$0.29	$0.33	$0.35	$0.36	$0.31
Net income per share – diluted	$0.34	$0.32	$0.29	$0.33	$0.35	$0.36	$0.31

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and nine-month periods ended September 30, 2016 and September 30, 2015. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

Nine-Month Periods Ended September 30, 2016 and 2015

For the nine-month periods, fully taxable equivalent net interest income was $32,297,000 in 2016, $125,000 (0.4%) higher than in 2015. Interest income was $617,000 lower in 2016 as compared to 2015; however, interest expense was lower by $742,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.77% in 2016 as compared to 3.69% in 2015, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.64% in 2016 as compared to 3.54% in 2015.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $35,070,000 in 2016, a decrease of 1.7% from 2015. Interest and fees on loans receivable increased $1,320,000, or 5.2%. The average balance of gross loans receivable increased $68,937,000, or 10.7%, to $715,575,000 in 2016 from $646,638,000 in 2015. The Corporation experienced significant growth in both commercial and mortgage loans outstanding. Growth in commercial loans included an increase of approximately $23.3 million in the average outstanding balance of participation loans in the first nine months of 2016 as compared to the first nine months of 2015. The Corporation’s average rate of return on loans receivable declined to 4.94% in 2016 from 5.20% in 2015 as average interest rates on new loans are lower, reflecting recent market conditions.

As indicated in Table III, average available-for-sale securities (at amortized cost) totaled $407,347,000 in 2016, a decrease of $87,574,000 (17.7%) from 2015. The net decrease in the Corporation’s available-for-sale securities portfolio consisted of decreases in all categories of securities with the exception of commercial mortgage-backed securities. The Corporation’s yield on securities was slightly lower in 2016 than in 2015, primarily because of lower market interest rates. The average rate of return on available-for-sale securities was 2.78% in 2016 and 2.82% in 2015.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $742,000, or 21.1%, to $2,773,000 in 2016 from $3,515,000 in 2015. Table III shows that the overall cost of funds on interest-bearing liabilities fell to 0.45% in 2016 from 0.56% in 2015.

Total average deposits (interest-bearing and noninterest-bearing) decreased 1.0%, to $965,584,000 in 2016 from $974,873,000 in 2015. Decreases in the average balances of Individual Retirement Accounts, certificates of deposit and demand deposits were partially offset by increases in savings, interest checking and money market accounts.

Total average borrowed funds decreased $13,273,000 to $64,476,000 in 2016 from $77,749,000 in 2015. The average rate on borrowed funds was 2.53% in 2016 compared to 3.55% in 2015, reflecting a $29,684,000 reduction in the average balance of higher-rate, long-term borrowings resulting from prepayment in the second and fourth quarters of 2015 of a long-term repurchase agreement borrowing with an interest rate of 4.265%. The average balance of short-term borrowings increased $16,411,000 in 2016 over 2015, as average overnight borrowings were higher in 2016 and the Corporation funded the pay-off of the long-term repurchase agreement with a series of short-term advances from the FHLB-Pittsburgh.

Three-Month Periods Ended September 30, 2016 and 2015

For the three-month periods, fully taxable equivalent net interest income was $10,869,000 in 2016, which was $114,000 (1.1%) higher than in 2015. Interest income was $68,000 lower in 2016 as compared to 2015, while interest expense was lower by $182,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.74% in 2016 as compared to 3.66% in 2015, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.61% in 2016 as compared to 3.51% in 2015.

Interest income totaled $11,813,000 in 2016, a decrease of $68,000 (0.6%) from 2015. Interest and fees from loans receivable increased $476,000, or 5.6%, in 2016 as compared to 2015, while income from available-for-sale securities decreased $553,000 (16.8%). As indicated in Table III, for the three-month periods, the average balance of gross loans receivable increased 8.8% to $733,016,000 in 2016 from $673,735,000 in 2015. The average rate of return on loans was 4.91% in 2016, down from 5.05% in 2015. Total average available-for-sale securities (at amortized cost) in 2016 decreased to $404,526,000 from $473,216,000 in 2015. The average rate of return on available-for-sale securities was 2.69% for 2016, down from 2.75% in 2015.

For the three-month periods, interest expense fell $182,000, or 16.2%, to $944,000 in 2016 from $1,126,000 in 2015. Total average deposits (interest-bearing and noninterest-bearing) amounted to $983,353,000 in the third quarter 2016, an increase of $6,036,000 (0.6%) from the third quarter 2015 total. Total average borrowed funds decreased to $57,226,000 in the third quarter 2016 from $75,848,000 in the third quarter 2015, while the average rate on borrowed funds fell to 2.75% in the third quarter 2016 from 3.34% in the third quarter 2015. The net change in average borrowed funds included an increase of $5,683,000 in short-term borrowings and a decrease of $24,305,000 in long-term borrowings. In total, the average interest rate on interest-bearing liabilities was 0.46% in the third quarter 2016 as compared to 0.53% in the third quarter 2015. The reduction in average rate on interest-bearing liabilities in 2016 was mainly caused by the pay-off (prepayment) of the higher-cost borrowing in 2015, as described above.

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended			Nine Months Ended
	Sept. 30,		Increase/	Sept. 30,		Increase/
(In Thousands)	2016	2015	(Decrease)	2016	2015	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$1,456	$1,837	$(381)	$4,540	$5,899	$(1,359)
Tax-exempt	1,277	1,449	(172)	3,941	4,546	(605)
Total available-for-sale securities	2,733	3,286	(553)	8,481	10,445	(1,964)
Interest-bearing due from banks	29	22	7	89	73	16
Loans held for sale	7	5	2	21	10	11
Loans receivable:
Taxable	8,347	7,851	496	24,407	23,313	1,094
Tax-exempt	697	717	(20)	2,072	1,846	226
Total loans receivable	9,044	8,568	476	26,479	25,159	1,320
Total Interest Income	11,813	11,881	(68)	35,070	35,687	(617)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	78	53	25	210	162	48
Money market	89	77	12	254	222	32
Savings	34	32	2	99	96	3
Certificates of deposit	238	211	27	660	631	29
Individual Retirement Accounts	109	113	(4)	326	340	(14)
Other time deposits	1	1	0	1	1	0
Total interest-bearing deposits	549	487	62	1,550	1,452	98
Borrowed funds:
Short-term	30	9	21	133	15	118
Long-term	365	630	(265)	1,090	2,048	(958)
Total borrowed funds	395	639	(244)	1,223	2,063	(840)
Total Interest Expense	944	1,126	(182)	2,773	3,515	(742)

Net Interest Income	$10,869	$10,755	$114	$32,297	$32,172	$125

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	3 Months		3 Months		9 Months		9 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	9/30/2016	Return/	9/30/2015	Return/	9/30/2016	Return/	9/30/2015	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$291,847	1.98%	$361,481	2.02%	$298,421	2.03%	$379,666	2.08%
Tax-exempt	112,679	4.51%	111,735	5.14%	108,926	4.83%	115,255	5.27%
Total available-for-sale securities	404,526	2.69%	473,216	2.75%	407,347	2.78%	494,921	2.82%
Interest-bearing due from banks	17,138	0.67%	19,774	0.44%	20,566	0.58%	22,886	0.43%
Loans held for sale	556	5.01%	245	8.10%	516	5.44%	160	8.36%
Loans receivable:
Taxable	671,408	4.95%	610,516	5.10%	654,256	4.98%	595,170	5.24%
Tax-exempt	61,608	4.50%	63,219	4.50%	61,319	4.51%	51,468	4.80%
Total loans receivable	733,016	4.91%	673,735	5.05%	715,575	4.94%	646,638	5.20%
Total Earning Assets	1,155,236	4.07%	1,166,970	4.04%	1,144,004	4.09%	1,164,605	4.10%
Cash	17,523		16,961		16,548		16,723
Unrealized gain/loss on securities	9,654		7,015		8,154		9,287
Allowance for loan losses	(8,050)		(7,376)		(7,913)		(7,331)
Bank premises and equipment	15,379		15,808		15,409		16,050
Intangible Asset - Core Deposit Intangible	24		38		26		44
Intangible Asset - Goodwill	11,942		11,942		11,942		11,942
Other assets	38,225		38,294		38,563		37,836
Total Assets	$1,239,933		$1,249,652		$1,226,733		$1,249,156

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$200,789	0.15%	$197,189	0.11%	$197,628	0.14%	$196,109	0.11%
Money market	205,158	0.17%	202,106	0.15%	199,211	0.17%	197,852	0.15%
Savings	133,269	0.10%	128,939	0.10%	131,880	0.10%	128,561	0.10%
Certificates of deposit	123,475	0.77%	125,886	0.66%	118,256	0.75%	123,523	0.68%
Individual Retirement Accounts	103,259	0.42%	109,661	0.41%	104,280	0.42%	111,729	0.41%
Other time deposits	1,523	0.26%	1,514	0.26%	1,157	0.12%	1,150	0.12%
Total interest-bearing deposits	767,473	0.28%	765,295	0.25%	752,412	0.28%	758,924	0.26%
Borrowed funds:
Short-term	18,655	0.64%	12,972	0.28%	25,828	0.69%	9,417	0.21%
Long-term	38,571	3.76%	62,876	3.98%	38,648	3.77%	68,332	4.01%
Total borrowed funds	57,226	2.75%	75,848	3.34%	64,476	2.53%	77,749	3.55%
Total Interest-bearing Liabilities	824,699	0.46%	841,143	0.53%	816,888	0.45%	836,673	0.56%
Demand deposits	215,880		212,022		213,172		215,949
Other liabilities	9,057		8,803		8,249		8,229
Total Liabilities	1,049,636		1,061,968		1,038,309		1,060,851
Stockholders' equity, excluding other comprehensive income/loss	183,966		183,116		183,078		182,252
Other comprehensive income/loss	6,331		4,568		5,346		6,053
Total Stockholders' Equity	190,297		187,684		188,424		188,305
Total Liabilities and Stockholders' Equity	$1,239,933		$1,249,652		$1,226,733		$1,249,156
Interest Rate Spread		3.61%		3.51%		3.64%		3.54%
Net Interest Income/Earning Assets		3.74%		3.66%		3.77%		3.69%

Total Deposits (Interest-bearing and Demand)	$983,353		$977,317		$965,584		$974,873

(1) Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(3) Rates of return on earning assets and costs of funds are presented on an annualized basis.

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 9/30/16 vs. 9/30/15			9 Months Ended 9/30/16 vs. 9/30/15
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$(351)	$(30)	$(381)	$(1,234)	$(125)	$1,359)
Tax-exempt	11	(183)	(172)	(240)	(365)	(605)
Total available-for-sale securities	(340)	(213)	(553)	(1,474)	(490)	(1,964)
Interest-bearing due from banks	(3)	10	7	(8)	24	16
Loans held for sale	3	(1)	2	15	(4)	11
Loans receivable:
Taxable	748	(252)	496	2,256	(1,162)	1,094
Tax-exempt	(24)	4	(20)	339	(113)	226
Total loans receivable	724	(248)	476	2,595	(1,275)	1,320
Total Interest Income	384	(452)	(68)	1,128	(1,745)	(617)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	1	24	25	1	47	48
Money market	2	10	12	2	30	32
Savings	1	1	2	2	1	3
Certificates of deposit	(5)	32	27	(28)	57	29
Individual Retirement Accounts	(7)	3	(4)	(23)	9	(14)
Other time deposits	0	0	0	0	0	0
Total interest-bearing deposits	(8)	70	62	(46)	144	98
Borrowed funds:
Short-term	9	12	21	52	66	118
Long-term	(233)	(32)	(265)	(842)	(116)	(958)
Total borrowed funds	(224)	(20)	(244)	(790)	(50)	(840)
Total Interest Expense	(232)	50	(182)	(836)	94	(742)

Net Interest Income	$616	$(502)	$114	$1,964	($1,839)	$125

(1) Changes in income on tax-exempt securities and loans are presented on a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

TABLE V - COMPARISON OF NONINTEREST INCOME

(In Thousands)

	9 Months Ended
	September 30,		$	%
	2016	2015	Change	Change
Service charges on deposit accounts	$3,523	$3,629	$(106)	(2.9)
Service charges and fees	335	373	(38)	(10.2)
Trust and financial management revenue	3,567	3,478	89	2.6
Brokerage revenue	569	640	(71)	(11.1)
Insurance commissions, fees and premiums	74	87	(13)	(14.9)
Interchange revenue from debit card transactions	1,431	1,456	(25)	(1.7)
Net gains from sales of loans	699	573	126	22.0
Decrease in fair value of servicing rights	(247)	(137)	(110)	80.3
Increase in cash surrender value of life insurance	286	294	(8)	(2.7)
Other operating income	1,243	1,086	157	14.5
Total other operating income before realized gains on available-for-sale securities, net	$11,480	$11,479	$1	0.0

Table V excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table V was virtually unchanged in the first nine months of 2016 as compared to the first nine months of 2015. The most significant variances include the following:

·	Other operating income increased $157,000, reflecting an increase of $91,000 in revenue from the redemption of tax credits. Also, other income associated with lending programs increased by a total of $59,000, including increases in fees associated with providing credit enhancement for the Mortgage Partnership Finance (MPF) Original Program, providing access to certain U.S. Government programs and from the Corporation’s participation in a title insurance entity on a co-operative basis with other banks.

·	Net gains on the sale of loans increased $126,000 (22.0%). The Corporation originates and sells some of its residential mortgage production under the MPF Original and Xtra Programs, administered by the Federal Home Loan Banks of Chicago and Pittsburgh. The 2016 increase in net gains from sales reflects the effects of a higher volume of residential mortgage sales, along with a higher margin on loans sold. For the first nine months of 2016, the amount of residential mortgage loans originated for the purpose of sale totaled $19.4 million, an increase of 16.6% over the first nine months of 2015, and total cash proceeds from residential mortgage loans sold in the first nine months of 2016 amounted to $19.6 million, an increase of 15.3% over the amount for the first nine months of 2015.

·	Trust and Financial Management revenue increased $89,000 (2.6%), reflecting an increase in the balance of Trust assets under management. Trust assets under management amounted to $867,852,000 at September 30, 2016, an increase of 6.5% over the total at December 31, 2015 and 9.8% over the corresponding total at September 30, 2015. Increases in Trust assets under management have resulted from an overall valuation increase in the U.S. stock market, along with growth from new business.

·	The fair value of mortgage servicing rights decreased $247,000 in the first nine months of 2016, primarily from changes in prepayment assumptions driven by market expectations of lower interest rates. In comparison, the fair value of mortgage servicing rights decreased $137,000 in the first nine months of 2015.

·	Service charges on deposit accounts decreased $106,000 (2.9%), mainly as a result of a reduction in consumer overdraft volume.

·	Brokerage revenue declined $71,000, as the volume of sales of annuities declined.

TABLE VI - COMPARISON OF NONINTEREST INCOME

(In Thousands)

	3 Months Ended
	September 30,		$	%
	2016	2015	Change	Change
Service charges on deposit accounts	$1,221	$1,302	$(81)	(6.2)
Service charges and fees	118	137	(19)	(13.9)
Trust and financial management revenue	1,172	1,123	49	4.4
Brokerage revenue	216	215	1	0.5
Insurance commissions, fees and premiums	26	24	2	8.3
Interchange revenue from debit card transactions	481	482	(1)	(0.2)
Net gains from sales of loans	236	243	(7)	(2.9)
(Decrease) increase in fair value of servicing rights	(68)	13	(81)	(623.1)
Increase in cash surrender value of life insurance	97	95	2	2.1
Other operating income	385	327	58	17.7
Total other operating income before realized gains on available-for-sale securities, net	$3,884	$3,961	$(77)	(1.9)

Table VI excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table VI decreased $77,000, or 1.9%, in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The most significant variances include the following:

·	Service charges on deposit accounts decreased $81,000, or 6.2%, primarily as a result of a lower volume of consumer overdrafts.

·	The fair value of mortgage servicing rights decreased $68,000 in the third quarter 2016, primarily from changes in prepayment assumptions driven by market expectations of lower interest rates. In comparison, the fair value of mortgage servicing rights increased $13,000 in the third quarter 2015.

·	Other operating income increased $58,000 in 2016, with increases in several categories, most significantly dividends received on Federal Home Loan Bank of Pittsburgh stock.

·	Trust and financial management revenue increased $49,000 (4.4%) in the third quarter 2016 as compared to the third quarter 2015, reflecting growth in the amount of Trust assets under management and including an increase in revenue from retirement plan services of $16,000.

TABLE VII - COMPARISON OF NONINTEREST EXPENSE

(In Thousands)

	9 Months Ended
	September 30,		$	%
	2016	2015	Change	Change
Salaries and wages	$11,701	$10,834	$867	8.0
Pensions and other employee benefits	3,499	3,336	163	4.9
Occupancy expense, net	1,770	1,985	(215)	(10.8)
Furniture and equipment expense	1,301	1,398	(97)	(6.9)
FDIC Assessments	448	454	(6)	(1.3)
Pennsylvania shares tax	932	946	(14)	(1.5)
Professional fees	816	437	379	86.7
Automated teller machine and interchange expense	807	735	72	9.8
Software subscriptions	729	617	112	18.2
Loss on prepayment of borrowings	0	910	(910)	(100.0)
Other operating expense	4,183	3,872	311	8.0
Total Other Expense	$26,186	$25,524	$662	2.6

As shown in Table VII, total noninterest expense increased $662,000 or 2.6% in the first nine months of 2016 as compared to the first nine months of 2015. Excluding the $910,000 loss on prepayment of debt in 2015, total noninterest expense increased $1,572,000, or 6.4%. Other significant variances include the following:

·	Salaries and wages expense increased $867,000 (8.0%), reflecting an increase in number of employees. The average number of full-time equivalent employees was 287 in 2016, up from 278 in 2015, including new positions established for lending, lending support, information technology, training and marketing functions.

·	Professional fees expense increased $379,000 (86.7%) in the first nine months 2016 over the first nine months of 2015 amount, including increases related to employee sales and service training, information technology, marketing and outsourced commercial loan credit review.

·	Other operating expense increased $311,000 (8.0%) in the first nine months of 2016 over the first nine months of 2015, including an increase in charitable donations of $90,000, an $86,000 increase in education and training related expenses and a $48,000 increase in other real estate expenses. Also, other operating expense was reduced in 2015 by $69,000 as a result of a recovery of sales tax previously paid. Within other operating expense, net collections-related expense was $59,000 lower in the first nine months of 2016 as compared to the corresponding period in 2015.

·	Pensions and other employee benefits increased $163,000 (4.9%) in the first nine months of 2016 over the first nine months of 2015 as a result of increased healthcare claims on the Corporation’s partially self-insured plan as well as increases in other benefits attributable to having more personnel.

·	Software subscriptions and updates increased $112,000 (18.2%) in the first nine months of 2016 over the first nine months 2015 as a result of enhancements and new applications initiated in 2015 and continuing into 2016.

·	Occupancy expense in the first nine months of 2016 was $215,000 (10.8%) lower than the total for the first nine months of 2015, primarily as a result of lower depreciation expense and lower winter-related expenses such as snow removal and fuel costs.

TABLE VIII - COMPARISON OF NONINTEREST EXPENSE

(In Thousands)

	3 Months Ended
	September 30,		$	%
	2016	2015	Change	Change
Salaries and wages	$3,901	$3,744	$157	4.2
Pensions and other employee benefits	1,060	1,016	44	4.3
Occupancy expense, net	601	623	(22)	(3.5)
Furniture and equipment expense	435	477	(42)	(8.8)
FDIC Assessments	151	155	(4)	(2.6)
Pennsylvania shares tax	287	311	(24)	(7.7)
Professional fees	245	141	104	73.8
Automated teller machine and interchange expense	291	234	57	24.4
Software subscriptions	237	209	28	13.4
Other operating expense	1,371	1,207	164	13.6
Total Other Expense	$8,579	$8,117	$462	5.7

As shown in Table VIII, total noninterest expense increased $462,000, or 5.7%, in the three months ended September 30, 2016 as compared to the same period of 2015. Significant variances include the following:

·	Salaries and wages expense increased $157,000 (4.2%), reflecting an increase in number of employees. The average number of full-time equivalent employees was 288 in the third quarter 2016, up from 279 in the third quarter 2015, including new positions established for lending, lending support, information technology, training, human resources and marketing functions.

·	Professional fees expense increased $104,000 (73.8%) in the three months ended September 30, 2016 over the same period in 2015, including increases related to employee sales and service training, information technology, marketing and outsourced commercial loan credit review.

·	Other operating expense increased $164,000 (13.6%) in the three months ended September 30, 2016 over the same period in 2015, including increases in education and training-related expense of $29,000, net collection-related expenses of $29,000 and expenses related to other real estate properties of $27,000. Also, other operating expense in the third quarter 2015 was reduced by a refund of $69,000 from recovery of previously-paid sales tax, with no corresponding recovery in the third quarter 2016.

FINANCIAL CONDITION

Gross loans outstanding (excluding mortgage loans held for sale) were $742,338,000 at September 30, 2016, up 5.3% from $704,880,000 at December 31, 2015 and up 9.2% from $679,865,000 at September 30, 2015. The total outstanding balances of residential mortgage segment loans at September 30, 2016 increased $24,170,000 (6.3%) as compared to December 31, 2015 and $29,345,000 (7.7%) as compared to September 30, 2015. The total outstanding balances of commercial segment loans at September 30, 2016 increased $11,138,000 (3.6%) as compared to December 31, 2015 and $30,482,000 (10.6%) as compared to September 30, 2015.

The increases in loans outstanding in the latter half of 2015 and first nine months of 2016 included increases in commercial participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial,” “Commercial loans secured by real estate” and “Political subdivisions” classes in the loan tables presented in this Form 10-Q. Total participation loans outstanding amounted to $48,670,000 at September 30, 2016, up from $44,456,000 at December 31, 2015 and $32,332,000 at September 30, 2015. At September 30, 2016, the balance of participation loans outstanding includes a total of $34,564,000 to businesses located outside of the Corporation’s market area, including $11,996,000 from participations in loans originated through the Corporation’s membership in a network that originates loans throughout the U.S. The Corporation’s participation loans originated through the network consist of loans to businesses that are larger than the Corporation’s typical commercial customer base. The loans originated through the network are considered “leveraged loans,” meaning the businesses typically have minimal tangible book equity and the extent of collateral available is limited, though the businesses have demonstrated strong cash flow performance in their recent histories. At September 30, 2016, total leveraged participation loans, including loans originated through the network and a loan originated through another lead institution, totaled $14,688,000.

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

Since 2009, the Corporation has originated and sold residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Xtra program consist primarily of conforming, prime loans sold to the Federal National Mortgage Association (Fannie Mae), a government agency. In 2014, the Corporation began to originate and sell residential mortgage loans to the secondary market through the MPF Original program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Original program consist primarily of conforming, prime loans sold to the Federal Home Loan Bank of Pittsburgh. For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. At September 30, 2016, the Corporation has recorded an allowance in the amount of $169,000 for credit losses on loans sold under the MPF Original Program which is included in “Accrued interest and other liabilities” in the accompanying balance sheet. There was no allowance recorded at December 31, 2015. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

For loan sales originated under the MPF Xtra and Original programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received, or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At September 30, 2016, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,866,000, and the corresponding total outstanding balance repurchased at December 31, 2015 was $1,968,000.

At September 30, 2016, outstanding balances of loans sold and serviced through the two programs totaled $157,845,000, including loans sold through the MPF Xtra program of $117,738,000 and loans sold through the Original program of $40,107,000. At December 31, 2015, outstanding balances of loans sold and serviced through the two programs totaled $152,448,000, including loans sold through the MPF Xtra program of $125,571,000 and loans sold through the Original Program of $26,877,000. Based on the fairly limited volume of required repurchases to date, no allowance had been established for representation and warranty exposures as of September 30, 2016 and December 31, 2015.

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

The allowance for loan losses was $8,421,000 at September 30, 2016, up from $7,889,000 at December 31, 2015. Table X shows the collectively determined component of the allowance for residential mortgages was $382,000 higher at September 30, 2016 than at December 31, 2015, reflecting growth in outstanding loans and the use of slightly higher qualitative factors to estimate the required allowance. Also, the collectively determined component of the allowance for commercial loans was $291,000 higher at September 30, 2016 than at December 31, 2015, reflecting the effects of growth in outstanding loans and increases in the average net charge-offs experience and qualitative factors used to estimate the required allowance.

The provision (credit) for loan losses by segment in the three-month and nine-month period ended September 30, 2016 and 2015 is as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2016	2015	2016	2015
Residential mortgage	$178	$(17)	$452	$52
Commercial	337	282	750	443
Consumer	23	6	51	(1)
Unallocated	0	31	(29)	32

Total	$538	$302	$1,224	$526

As shown in the table above, the provision for loan losses for the third quarter 2016 exceeded the third quarter 2015 amount by $236,000, with the largest increases in the residential mortgage and commercial segments. In the third quarter 2016, the provision related to residential mortgage loans included an increase of $142,000 in the qualitative factors component of the collectively determined allowance. In comparison, the net credit related to the residential mortgage segment in the third quarter 2015 included an increase related to qualitative factors of $55,000, but also included a credit of $78,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period. For the commercial segment, the third quarter 2016 provision included $433,000 from the increase in total specific allowances on impaired loans, as adjusted for net charge-offs, and $26,000 from an increase in the allowance related to qualitative factors, reduced $122,000 by improvement in the net charge-offs experience component of the collectively determined allowance. In comparison, the main components of the commercial provision in the third quarter 2015 included an increase in the collectively determined portion of the allowance based on qualitative factors of $141,000 and a net increase in specific allowances on impaired loans of $108,000.

The provision for loan losses for the nine months ended September 30, 2016 totaled $1,224,000, an increase of $698,000 over the corresponding amount for the first nine months of 2015. In the first nine months of 2016, the provision related to the residential mortgage segment increased $400,000, and the provision related to the commercial segment increased $307,000. For the nine-month period ended September 30, 2016, the provision related to residential mortgage loans included an increase of $70,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period, while the net provision for the first nine months of 2015 included a credit of $164,000 attributable to a net reduction in specific allowances on impaired residential mortgage loans. Also, the provision related to residential mortgage loans in the first nine months of 2016 included an increase of $367,000 in the qualitative factors component of the allowance as compared to an increase of $127,000 in the qualitative factors component in the first nine months of 2015. For the commercial segment, the provision for the first nine months of 2016 included $459,000 from the increase in total specific allowances on impaired loans, as compared to a net increase of $282,000 in specific allowances on impaired loans in the first nine months of 2015. Also, the provision related to the commercial segment for the first nine months of 2016 included $194,000 from an increase in the qualitative factors component of the collectively determined portion of the allowance as compared to a corresponding $80,000 increase in the first nine months of 2015.

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Total nonperforming loans as a percentage of outstanding loans was 2.70% at September 30, 2016, up from 2.09% at December 31, 2015, and nonperforming assets as a percentage of total assets was 1.79% at September 30, 2016, up from 1.31% at December 31, 2015. Table XI presents data at September 30, 2016 and at the end of each of the years ended December 31, 2011 through 2015. For the range of dates presented in Table XI, total nonperforming loans as a percentage of loans has ranged from a low of 1.19% at December 31, 2011 to a high of 2.80% at December 31, 2013, and total nonperforming assets as a percentage of assets has ranged from a low of 0.73% at December 31, 2011 to a high of 1.79% at September 30, 2016.

Total impaired loans of $11,135,000 at September 30, 2016, are up $1,161,000 from the corresponding amount at December 31, 2015 of $9,974,000, including an increase in impaired loans with a valuation allowance of $1,688,000. In the third quarter 2016, the Corporation recorded an allowance of $528,000 related to one real estate secured commercial loan relationship with total loans outstanding of $3,347,000, including one loan with an outstanding balance of $2,695,000 that was classified as impaired with a valuation allowance at September 30, 2016.

Total nonperforming assets of $22,341,000 at September 30, 2016 are up $6,335,000 from the corresponding amount at December 31, 2015, including increases in nonaccrual loans, loans past due 90 days or more and still accruing interest and foreclosed (real estate) assets held for sale, summarized as follows:

·	Total nonaccrual loans at September 30, 2016 of $12,481,000 was $964,000 higher than the corresponding December 31, 2015 total, including the effect of classifying the real estate secured commercial loan noted above with an outstanding balance at September 30, 2016 of $2,695,000 as nonaccrual in the third quarter 2016.

·	Total loans past due 90 days or more and still accruing interest amounted to $7,539,000 at September 30, 2016, an increase of $4,310,000 from $3,229,000 at December 31, 2015. The increase in 2016 in the balance of loans past due 90 days or more and still accruing interest included a commercial loan with a balance of $2,697,000 at September 30, 2016 that was deemed by management to be well secured and in the process of collection. At September 30, 2016, in addition to this commercial loan, total residential mortgage loans that were more than 90 days past due but deemed to be well secured and in the process of collection amounted to $4,016,000, up from $2,381,000 at December 31, 2015. The Corporation reviews the status of loans past due 90 days or more each quarter to determine if it is appropriate to continue to accrue interest, and has determined the loans included in this category are well secured and that ultimate collection of all principal and interest is probable.

·	Foreclosed assets held for sale consisted of real estate, and totaled $2,321,000 at September 30, 2016, an increase of $1,061,000 from $1,260,000 at December 31, 2015. At September 30, 2016, the Corporation held 22 such properties for sale, with total carrying values of $1,195,000 related to residential real estate, $696,000 of land and $430,000 related to commercial real estate. At December 31, 2016, the Corporation held 12 such properties for sale, with total carrying values of $556,000 related to residential real estate and $704,000 of land. The Corporation evaluates the carrying values of foreclosed assets each quarter based on the most recent market activity or appraisals for each property.

The outstanding balances of impaired loans without a valuation allowance, nonaccrual loans and nonperforming TDRs at September 30, 2016, include an outstanding balance of $4,836,000 from loans to one commercial entity. In 2014, the Corporation entered into a forbearance agreement with this commercial borrower which included a reduction in monthly payment amounts over a fifteen-month period. At the end of the fifteen-month period, the monthly payment amounts would revert to the original amounts, unless the forbearance agreement was extended or the payment requirements otherwise modified. The forbearance agreement has been extended for two additional twelve-month periods, most recently in July 2016. The Corporation recorded a charge-off of $1,486,000 in the second quarter 2014 as a result of these modifications, as the payment amounts based on the forbearance agreement are not sufficient to fully amortize the contractual amount of principal outstanding on the loans. The borrower has made all required payments on the loans in accordance with the terms of the forbearance agreement, as extended.

Each period presented in Table XI includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of September 30, 2016. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to loans and the allowance for loan losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	9 Months Ended
	Sept. 30,	Sept. 30,	Years Ended December 31,
	2016	2015	2015	2014	2013	2012	2011
Balance, beginning of year	$7,889	$7,336	$7,336	$8,663	$6,857	$7,705	$9,107
Charge-offs:
Residential mortgage	(73)	(191)	(217)	(327)	(95)	(552)	(100)
Commercial	(597)	(240)	(251)	(1,715)	(459)	(498)	(1,189)
Consumer	(67)	(65)	(94)	(97)	(117)	(171)	(157)
Total charge-offs	(737)	(496)	(562)	(2,139)	(671)	(1,221)	(1,446)
Recoveries:
Residential mortgage	2	1	1	25	24	18	3
Commercial	4	5	214	264	348	8	255
Consumer	39	44	55	47	58	59	71
Total recoveries	45	50	270	336	430	85	329
Net charge-offs	(692)	(446)	(292)	(1,803)	(241)	(1,136)	(1,117)
Provision (credit) for loan losses	1,224	526	845	476	2,047	288	(285)
Balance, end of period	$8,421	$7,416	$7,889	$7,336	$8,663	$6,857	$7,705

Net charge-offs as a % of average loans	0.10%	0.07%	0.04%	0.29%	0.04%	0.16%	0.16%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	Sept. 30,	As of December 31,
	2016	2015	2014	2013	2012	2011
ASC 310 - Impaired loans	$685	$820	$769	$2,333	$623	$1,126
ASC 450 - Collective segments:
Commercial	3,394	3,103	2,732	2,583	2,594	2,811
Residential mortgage	3,799	3,417	3,295	3,156	3,011	3,130
Consumer	145	122	145	193	188	204
Unallocated	398	427	395	398	441	434
Total Allowance	$8,421	$7,889	$7,336	$8,663	$6,857	$7,705

The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur.

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(In Thousands)

	As of
	Sept. 30,	As of December 31,
	2016	2015	2014	2013	2012	2011
Impaired loans with a valuation allowance	$3,621	$1,933	$3,241	$9,889	$2,710	$3,433
Impaired loans without a valuation allowance	7,514	8,041	9,075	6,432	4,719	4,431
Total impaired loans	$11,135	$9,974	$12,316	$16,321	$7,429	$7,864
Total loans past due 30-89 days and still accruing	$4,040	$7,057	$7,121	$8,305	$7,756	$7,898
Nonperforming assets:
Total nonaccrual loans	$12,481	$11,517	$12,610	$14,934	$7,353	$7,197
Total loans past due 90 days or more and still accruing	7,539	3,229	2,843	3,131	2,311	1,267
Total nonperforming loans	20,020	14,746	15,453	18,065	9,664	8,464
Foreclosed assets held for sale (real estate)	2,321	1,260	1,189	892	879	1,235
Total nonperforming assets	$22,341	$16,006	$16,642	$18,957	$10,543	$9,699
Loans subject to troubled debt restructurings (TDRs):
Performing	$946	$1,186	$1,807	$3,267	$906	$1,064
Nonperforming	5,032	5,178	5,388	908	1,155	2,413
Total TDRs	$5,978	$6,364	$7,195	$4,175	$2,061	$3,477

Total nonperforming loans as a % of loans	2.70%	2.09%	2.45%	2.80%	1.41%	1.19%
Total nonperforming assets as a % of assets	1.79%	1.31%	1.34%	1.53%	0.82%	0.73%
Allowance for loan losses as a % of total loans	1.13%	1.12%	1.16%	1.34%	1.00%	1.09%
Allowance for loan losses as a % of nonperforming loans	42.06%	53.50%	47.47%	47.95%	70.95%	91.03%

TABLE XII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)

	Sept. 30,	As of December 31,
	2016	2015	2014	2013	2012	2011
Residential mortgage:
Residential mortgage loans - first liens	$325,533	$304,783	$291,882	$299,831	$311,627	$331,015
Residential mortgage loans - junior liens	22,794	21,146	21,166	23,040	26,748	28,851
Home equity lines of credit	38,623	39,040	36,629	34,530	33,017	30,037
1-4 Family residential construction	23,310	21,121	16,739	13,909	12,842	9,959
Total residential mortgage	410,260	386,090	366,416	371,310	384,234	399,862
Commercial:
Commercial loans secured by real estate	149,938	154,779	145,878	147,215	158,413	156,388
Commercial and industrial	86,969	75,196	50,157	42,387	48,442	57,191
Political subdivisions	38,653	40,007	17,534	16,291	31,789	37,620
Commercial construction and land	12,809	5,122	6,938	17,003	28,200	23,518
Loans secured by farmland	6,900	7,019	7,916	10,468	11,403	10,949
Multi-family (5 or more) residential	8,133	9,188	8,917	10,985	6,745	6,583
Agricultural loans	4,313	4,671	3,221	3,251	3,053	2,987
Other commercial loans	11,557	12,152	13,334	14,631	362	552
Total commercial	319,272	308,134	253,895	262,231	288,407	295,788
Consumer	12,806	10,656	10,234	10,762	11,269	12,665
Total	742,338	704,880	630,545	644,303	683,910	708,315
Less: allowance for loan losses	(8,421)	(7,889)	(7,336)	(8,663)	(6,857)	(7,705)
Loans, net	$733,917	$696,991	$623,209	$635,640	$677,053	$700,610

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At September 30, 2016, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $9,620,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $18,899,000 at September 30, 2016.

The Corporation’s outstanding, available, and total credit facilities at September 30, 2016 and December 31, 2015 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2016	2015	2016	2015	2016	2015
Federal Home Loan Bank of Pittsburgh	$19,808	$60,348	$315,685	$262,361	$335,493	$322,709
Federal Reserve Bank Discount Window	0	0	16,802	19,606	16,802	19,606
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$19,808	$60,348	$377,487	$326,967	$397,295	$387,315

At September 30, 2016, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $2,000,000, short-term borrowings of $6,270,000, and long-term borrowings with a total amount of $11,538,000. At December 31, 2015, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $23,500,000, short-term borrowings of $25,081,000, and long-term borrowings with a total amount of $11,767,000. Additional information regarding borrowed funds is included in Note 8 of the unaudited consolidated financial statements.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets and “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At September 30, 2016, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $193,452,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning capital ratios at September 30, 2016 and December 31, 2015 are presented below. Management believes, as of September 30, 2016 and December 31, 2015, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject and maintain capital conservation buffers (described in more detail in the “New Capital Rule” section below) that allow the Corporation and C&N Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at September 30, 2016 and December 31, 2015 exceed the Corporation’s policy threshold levels.

(Dollars in Thousands)							Minimum To Be Well
			Minimum		Minimum To Maintain		Capitalized Under		Minimum To Meet
			Capital		Capital Conservation		Prompt Corrective		the Corporation's
	Actual		Requirement		Buffer at Reporting Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016:
Total capital to risk-weighted assets:
Consolidated	$181,961	23.56%	$61,784	³8%	$66,611	³8.625%	$77,230	³10%	$81,091	³10.5%
C&N Bank	161,486	21.04%	61,411	³8%	66,209	³8.625%	76,764	³10%	80,602	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	173,223	22.43%	30,892	³6%	51,165	³6.625%	61,784	³8%	65,645	³8.5%
C&N Bank	152,896	19.92%	30,706	³6%	50,856	³6.625%	61,411	³8%	65,249	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	173,223	22.43%	30,892	³4.5%	39,580	³5.125%	50,199	³6.5%	54,061	³7%
C&N Bank	152,896	19.92%	30,706	³4.5%	39,341	³5.125%	49,897	³6.5%	53,735	³7%
Tier 1 capital to average assets:
Consolidated	173,223	14.17%	48,885	³4%	N/A	N/A	61,107	³5%	61,107	³5%
C&N Bank	152,896	12.66%	48,321	³4%	N/A	N/A	60,401	³5%	60,401	³5%

December 31, 2015:
Total capital to risk-weighted assets:
Consolidated	$181,216	24.40%	$59,424	³8%	N/A	N/A	$74,281	³10%	$77,995	³10.5%
C&N Bank	161,187	21.83%	59,058	³8%	N/A	N/A	73,823	³10%	77,514	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	173,009	23.29%	29,712	³6%	N/A	N/A	59,424	³8%	63,139	³8.5%
C&N Bank	153,298	20.77%	29,529	³6%	N/A	N/A	59,058	³8%	62,749	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	173,009	23.29%	29,712	³4.5%	N/A	N/A	48,282	³6.5%	51,996	³7%
C&N Bank	153,298	20.77%	29,529	³4.5%	N/A	N/A	47,985	³6.5%	51,676	³7%
Tier 1 capital to average assets:
Consolidated	173,009	14.31%	48,355	³4%	N/A	N/A	60,444	³5%	60,444	³5%
C&N Bank	153,298	12.81%	47,861	³4%	N/A	N/A	59,826	³5%	59,826	³5%

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

At September 30, 2016, the Corporation’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 15.56%. C&N Bank’s Capital Conservation Buffer (also determined based on the minimum total capital ratio) was 13.04%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income within stockholders’ equity. The balance in Accumulated Other Comprehensive Income related to unrealized gains on available-for-sale securities, net of deferred income tax, amounted to $5,388,000 at September 30, 2016 and $2,493,000 at December 31, 2015. Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at September 30, 2016.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $42,000 at September 30, 2016 and $35,000 at December 31, 2015.

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

Comprehensive Income totaled $2,623,000 for the three months ended September 30, 2016 as compared to $6,270,000 in the third quarter 2015. For the three months ended September 30, 2016, Comprehensive Income included: (1) Net Income of $4,087,000, which was $147,000 lower than in the third quarter 2015; (2) Other Comprehensive Loss from a decrease in net unrealized gains on available-for-sale securities of ($1,461,000) as compared to Other Comprehensive Income of $2,039,000 from an increase in net unrealized gains on available-for-sale securities in the third quarter 2015; and (3) Other Comprehensive Loss from defined benefit plans of ($3,000) for the third quarters of 2016 and 2015.

Comprehensive Income totaled $14,433,000 for the nine months ended September 30, 2016 as compared to $13,168,000 for the nine months ended September 30, 2015. In the nine months ended September 30, 2016, Comprehensive Income included: (1) Net Income of $11,531,000, which was $875,000 lower than in the first nine months of 2015; (2) Other Comprehensive Income from an increase in net unrealized gains on available-for-sale securities of $2,895,000 as compared to Other Comprehensive Income of $835,000 in the first nine months of 2015; and (3) Other Comprehensive Income from defined benefit plans of $7,000 as compared to Other Comprehensive Loss of ($73,000) in the first nine months of 2015.

INCOME TAXES

The provision for income tax for interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The third quarter 2016 provision for income tax of $1,451,000, or 26.20% of pre-tax income, was $56,000 higher than the third quarter 2015 tax provision of $1,395,000, or 24.78% of pre-tax income. The higher effective tax in the third quarter 2016 included the effects of a reduction in tax-exempt interest income of $127,000. The reduction in tax-exempt interest income resulted from pay-offs received on municipal bonds purchased several years ago when market interest yields were higher. Also, the provision for state income tax was $39,000 higher, primarily as a result of a catch-up adjustment to increase New York State taxes for the effect of changes in the tax methodology that first became effective in 2015.

The provision for income tax totaled $3,847,000 for the nine months ended September 30, 2016, down $229,000 from the amount for the first nine months of 2015. The lower tax provision in 2016 resulted from lower pre-tax income; however, the provision increased as a percentage of pre-tax income to 25.02% in 2016 from 24.73% in 2015. The higher effective tax rate included the impact of a $253,000 reduction in tax-exempt interest income and an increase in the provision for state income tax of $30,000 that resulted mainly from a catch-up adjustment to increase the state tax provision for New York State.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At September 30, 2016, the net deferred tax asset was $1,544,000, down from $3,115,000 at December 31, 2015. The most significant change in temporary difference components was an increase of $1,560,000 in the deferred tax liability associated with unrealized gains on available-for-sale securities.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management believes the recorded net deferred tax asset at September 30, 2016 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 11 to the unaudited, consolidated financial statements.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it established a target range of 0% to 0.25%, which it maintained through mid-December 2015. On December 16, 2015, the Federal Reserve raised their target for the federal funds rate to 0.25% to 0.50%. This decision was based on data available that suggested economic activity had been expanding at a moderate pace. This included an increase in household spending, business fixed investments increasing, and an improvement in labor market conditions. Also, throughout this period, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth. Beginning in late 2013, the Federal Reserve began reducing the amount of securities purchased under its asset purchase program and then ended the program in October 2014, though still reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and continued to roll over maturing Treasury securities at auction. The Federal Reserve maintained their commitment to this policy in their September 21, 2016 statement and anticipates doing so until normalization of the level of the federal funds rate is well under way.

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

Table XIII, which follows this discussion, is based on the results of calculations performed using the simulation model as of July 31, 2016 and December 31, 2015. The table shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

TABLE XIII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

July 31, 2016 Data
(In Thousands)	Period Ending July 31, 2017
Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$52,459	$22,058	$30,401	-19.3%	25.0%
+300	49,766	17,276	32,490	-13.7%	20.0%
+200	47,042	12,576	34,466	-8.5%	15.0%
+100	44,249	8,131	36,118	-4.1%	10.0%
0	41,379	3,717	37,662	0.0%	0.0%
-100	38,822	3,228	35,594	-5.5%	10.0%
-200	37,849	3,194	34,655	-8.0%	15.0%
-300	37,408	3,194	34,214	-9.2%	20.0%
-400	37,272	3,194	34,078	-9.5%	25.0%

	Market Value of Portfolio Equity at July 31, 2016
	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$171,023	-23.2%	50.0%
+300	182,116	-18.2%	45.0%
+200	195,320	-12.3%	35.0%
+100	208,307	-6.4%	25.0%
0	222,627	0.0%	0.0%
-100	220,366	-1.0%	25.0%
-200	236,569	6.3%	35.0%
-300	273,916	23.0%	45.0%
-400	305,754	37.3%	50.0%

December 31, 2015 Data
(In Thousands)		Period Ending December 31, 2016
Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$52,181	$21,985	$30,196	-20.8%	25.0%
+300	49,687	17,282	32,405	-15.0%	20.0%
+200	47,136	12,659	34,477	-9.6%	15.0%
+100	44,546	8,109	36,437	-4.4%	10.0%
0	41,835	3,715	38,120	0.0%	0.0%
-100	39,116	3,171	35,945	-5.7%	10.0%
-200	37,417	3,168	34,249	-10.2%	15.0%
-300	36,838	3,168	33,670	-11.7%	20.0%
-400	36,689	3,168	33,521	-12.1%	25.0%

	Market Value of Portfolio Equity at December 31, 2015
	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$167,741	-24.4%	50.0%
+300	179,772	-18.9%	45.0%
+200	193,823	-12.6%	35.0%
+100	207,803	-6.3%	25.0%
0	221,750	0.0%	0.0%
-100	223,517	0.8%	25.0%
-200	225,185	1.5%	35.0%
-300	250,353	12.9%	45.0%
-400	286,210	29.1%	50.0%

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

Equity securities held as of September 30, 2016 and December 31, 2015 are presented in Table XIV. Table XIV presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XIV does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of September 30, 2016.

TABLE XIV - EQUITY SECURITIES RISK

(In Thousands)

	Sept. 30,	Dec. 31,
	2016	2015
Cost	$752	$1,680
Fair Value	1,080	2,386
Hypothetical 10% Decline In Market Value	(108)	(239)
Hypothetical 20% Decline In Market Value	(216)	(477)

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

Issuer Purchases of Equity Securities

The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities during the third quarter 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2016	0	$0	0	600,000
August 1 - 31, 2016	0	$0	0	600,000
September 1 - 30, 2016	0	$0	0	600,000

Note to Table: Effective April 21, 2016, the Corporation’s Board of Directors approved a new treasury stock repurchase program. Under the newly approved stock repurchase program, the Corporation is authorized to repurchase up to 600,000 shares of the Corporation's common stock or slightly less than 5% of the Corporation's issued and outstanding shares at April 19, 2016. The Board of Directors’ April 21, 2016 authorization provides that: (1) the new treasury stock repurchase program shall be effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. To date, no purchases have been made under this repurchase program.

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

CITIZENS & NORTHERN CORPORATION

November 3, 2016	By:	/s/ J. Bradley Scovill
Date		President and Chief Executive Officer

November 3, 2016	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer

