Form 10-K
period 2016-12-31
CITIZENS & NORTHERN CORP
filed 2017-02-16
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer “and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one:)   Large accelerated filer  ☐   Accelerated filer    ☒  Non-accelerated filer    ☐   Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2016, the registrant’s most recently completed second fiscal quarter, was $237,079,156.

The number of shares of common stock outstanding at February 9, 2017 was 12,143,776.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of its shareholders to be held April 20, 2017 are incorporated by reference into Parts III and IV of this report.

1

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

Major initiatives within the last 5 years included the following:

·	in April 2012, re-opened the Athens, PA, facility, which was damaged by flooding in September 2011;

·	in 2013, worked with consultants on projects which resulted in ongoing increases in revenues from service charges on deposit accounts, starting primarily in the fourth quarter 2013, and ongoing reductions in electronic funds processing expenses;

·	in 2014, approved a treasury stock repurchase program for repurchase up to 622,500 shares of the Corporation’s common stock, or approximately 5% of the Corporation’s outstanding shares at July 16, 2014. In the first four months of 2016, the Corporation repurchased the remainder of the shares authorized under the program. In total, 622,500 shares were repurchased for a total cost of $12,140,000, at an average price of $19.50 per share;

·	in 2015, began an organization-wide effort to enhance customer relationships, growth and profitability, including working with consultants on enhanced employee engagement and customer service training, and hiring additional lending personnel to provide more access to commercial and mortgage lending opportunities;

·	in April 2016, approved a new treasury stock repurchase program authorizing repurchase of up to 600,000 shares of the Corporation's common stock or slightly less than 5% of the Corporation's issued and outstanding shares at April 19, 2016; and

·	in 2016, submitted application for regulatory approval to establish a loan production office in Elmira, New York. Formal approval has been received, and the office is scheduled to open in the first quarter 2017.

Virtually all of the Corporation’s banking offices are located in the “Marcellus Shale,” an area extending across portions of New York State, Pennsylvania, Ohio, Maryland, West Virginia and Virginia. In recent years, most of the Pennsylvania counties in which the Corporation operates were significantly affected by an upsurge in natural gas exploration, as technological developments made exploration of the Marcellus Shale commercially feasible. After a surge of activity in 2009 through most of 2011, the market price of natural gas declined, causing Marcellus Shale natural gas exploration activity to slow, though some activity has continued to occur throughout the Corporation’s market area. Through December 31, 2016, the Corporation has not experienced significant credit issues as a result of the expansion and subsequent reduction in Marcellus Shale-related activity.

At December 31, 2016, C&N Bank had total assets of $1,228,026,000, total deposits of $990,241,000, net loans outstanding of $743,362,000 and 291 full-time equivalent employees.

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

Mortgage Banking – In September 2009, the Corporation entered into an agreement to originate and sell residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The Corporation’s mortgage sales activity under this program was not significant in 2009, but has subsequently increased. In 2014, the Corporation entered into an agreement and in June 2014 began to originate and sell residential mortgage loans to the secondary market through the MPFX Original program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. At December 31, 2016, total residential mortgages sold and serviced through the two programs amounted to $163,296,000. The Corporation must strictly adhere to the MPF Xtra and MPFX Original program guidelines for origination, underwriting and servicing loans, and failure to do so may result in the Corporation being forced to repurchase loans or being dropped from the program. As of December 31, 2016, the total outstanding balance of residential mortgage loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,852,000. If the volume of such forced repurchases of loans were to increase significantly, or if the Corporation were to be dropped from the programs, it could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

Securities Markets – The fair value of the Corporation's available-for-sale securities, as well as the revenues the Corporation earns from its Trust and Financial Management and brokerage services, are sensitive to price fluctuations and market events.

Declines in the values of the Corporation’s securities holdings, combined with adverse changes in the expected cash flows from these investments, could result in other-than-temporary impairment charges.

A portion of the Corporation's securities portfolio consists of obligations of states and political subdivisions (also known as municipal bonds). As discussed in more detail in the “Income Taxes” section of Management’s Discussion and Analysis, the Trump Administration and the U.S. Congress have recently been discussing the possibility of lowering corporate income tax rates. If corporate income tax rates were lowered, fully taxable-equivalent yields on tax-exempt securities (municipal bonds) would decrease from their recent levels, which may result in a reduction in the fair value of such securities held at December 31, 2016.

For additional information regarding debt securities, see the “Securities” section of Management’s Discussion and Analysis and Note 7 to the consolidated financial statements.

The Corporation's Trust and Financial Management revenue is determined, in part, from the value of the underlying investment portfolios. Accordingly, if the values of those investment portfolios decrease, whether due to factors influencing U.S. or international securities markets, in general, or otherwise, the Corporation's revenue could be negatively impacted. In addition, the Corporation's ability to sell its brokerage services is dependent, in part, upon consumers' level of confidence in securities markets.

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

FDIC Insurance Assessments - In 2008 and 2009, higher levels of bank failures dramatically increased the resolution costs of the Federal Deposit Insurance Corporation, or the FDIC, and depleted the deposit insurance fund. In addition, the FDIC and the U.S. Congress increased federal deposit insurance coverage, placing additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, in 2009 the FDIC increased assessment rates. As a result of lowering assessment levels for the Corporation and other US banks, the Corporation’s 2016 FDIC assessment expense decreased to $488,000 from $603,000 in 2015. Although the Corporation’s total expenses from FDIC assessments have steadily decreased from $2,092,000 in 2009, the Corporation is generally unable to control the cost of the premiums. If a significant number of bank or financial institution failures occur, the Corporation may be required to pay higher FDIC premiums. Future increases in FDIC insurance premiums or additional special assessments may materially adversely affect the Corporation’s results of operations.

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

Loan production office of Citizens & Northern Bank (opening first quarter 2017):

250 East Water Street

Elmira, NY 14901

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

QUARTERLY SHARE DATA

Trades of the Corporation’s stock are executed through various brokers who maintain a market in the Corporation’s stock. The Corporation’s stock is listed on the NASDAQ Capital Market with the trading symbol CZNC. As of December 31, 2016, there were 2,260 shareholders of record of the Corporation’s common stock.

The following table sets forth the high and low sales prices of the common stock during 2016 and 2015.

		2016			2015
			Dividend			Dividend
			Declared			Declared
			per			per
	High	Low	Quarter	High	Low	Quarter
First quarter	$20.99	$19.26	$0.26	$21.50	$19.01	$0.26
Second quarter	21.00	19.40	0.26	21.17	19.16	0.26
Third quarter	22.67	20.00	0.26	20.73	19.25	0.26
Fourth quarter	26.57	20.54	0.26	21.45	19.07	0.26

Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. Also, the Corporation and C&N Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. These restrictions are described in Note 18 to the consolidated financial statements.

Effective July 17, 2014, the Corporation established a treasury stock repurchase program authorizing repurchase of up to 622,500 shares of the Corporation’s common stock, or approximately 5% of the Corporation’s issued and outstanding shares at July 16, 2014. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases under the program could be made from time to time in the open market at prevailing prices, or through privately negotiated transactions. In the first four months of 2016, the Corporation repurchased the remainder of the shares authorized under the program. In total, 622,500 shares were repurchased for a total cost of $12,140,000, at an average price of $19.50 per share.

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

The following table sets forth a summary of purchases by the Corporation, in the open market, of its equity securities during the fourth quarter 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2016	0	$-	0	600,000
November 1 - 30, 2016	0	$-	0	600,000
December 1 - 31, 2016	0	$-	0	600,000

PERFORMANCE GRAPH

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the Russell 2000 and a Peer Group Index of similar banking organizations selected by the Corporation for the five-year period commencing December 31, 2011 and ended December 31, 2016. The index values are market-weighted dividend-reinvestment numbers, which measure the total return for investing $100.00 five years ago. This meets Securities & Exchange Commission requirements for showing dividend reinvestment share performance over a five-year period and measures the return to an investor for placing $100.00 into a group of bank stocks and reinvesting any and all dividends into the purchase of more of the same stock for which dividends were paid.

		Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Citizens & Northern Corporation	100.00	106.83	122.52	129.48	138.55	181.75
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
CZNC Peer Group Index*	100.00	124.14	157.02	172.35	180.02	253.70

The Corporation’s peer group consists of all publicly traded (who file financial statements with the Securities & Exchange Commission) commercial banks and thrifts within New Jersey, New York, Ohio and Pennsylvania with total assets between $750 million and $3.5 billion as of September 30, 2016.

The data for this graph was obtained from SNL Financial LC, Charlottesville, VA.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Stock Incentive Plan and Independent Directors Stock Incentive Plan, both of which have been approved by the Corporation’s shareholders. The figures shown in the table below are as of December 31, 2016.

Number of
	Number of	Weighted-	Securities
	Securities to be	average	Remaining
	Issued Upon	Exercise	for Future
	Exercise of	Price of	Issuance Under
	Outstanding	Outstanding	Equity Compen-
	Options	Options	sation Plans
Equity compensation plans approved by shareholders	202,037	$18.58	302,550

Equity compensation plans not approved by shareholders	0	N/A	0

More details related to the Corporation’s equity compensation plans are provided in Notes 1 and 13 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

	As of or for the Year Ended December 31,
INCOME STATEMENT (In Thousands)	2016	2015	2014	2013	2012
Interest and fee income	$44,098	$44,519	$46,009	$48,914	$56,632
Interest expense	3,693	4,602	5,122	5,765	9,031
Net interest income	40,405	39,917	40,887	43,149	47,601
Provision for loan losses	1,221	845	476	2,047	288
Net interest income after provision for loan losses	39,184	39,072	40,411	41,102	47,313
Noninterest income excluding securities gains	15,511	15,478	15,420	16,451	16,383
Net impairment losses recognized in earnings from
available-for-sale securities	0	0	0	(25)	(67)
Net realized gains on available-for-sale securities	1,158	2,861	1,104	1,743	2,749
Loss on prepayment of debt	0	2,573	0	1,023	2,333
Noninterest expense excluding loss on prepayment of debt	34,744	33,030	34,157	33,471	32,914
Income before income tax provision	21,109	21,808	22,778	24,777	31,131
Income tax provision	5,347	5,337	5,692	6,183	8,426
Net income	$15,762	$16,471	$17,086	$18,594	$22,705

PER COMMON SHARE:
Basic earnings per share	$1.30	$1.35	$1.38	$1.51	$1.86
Diluted earnings per share	$1.30	$1.35	$1.38	$1.50	$1.85
Cash dividends declared per share	$1.04	$1.04	$1.04	$1.00	$0.84
Book value per common share at period-end	$15.36	$15.39	$15.34	$14.49	$14.89
Tangible book value per common share at period-end	$14.37	$14.41	$14.36	$13.51	$13.91
Weighted average common shares outstanding - basic	12,098,129	12,211,941	12,390,067	12,352,383	12,235,748
Weighted average common shares outstanding - diluted	12,128,364	12,233,773	12,412,050	12,382,790	12,260,208
END OF PERIOD BALANCES (Dollars In Thousands)
Available-for-sale securities	$395,077	$420,290	$516,807	$482,658	$472,577
Gross loans	751,835	704,880	630,545	644,303	683,910
Allowance for loan losses	8,473	7,889	7,336	8,663	6,857
Total assets	1,242,292	1,223,417	1,241,963	1,237,695	1,286,907
Deposits	983,843	935,615	967,989	954,516	1,006,106
Borrowings	64,629	92,263	78,597	96,723	89,379
Stockholders' equity	186,008	187,487	188,362	179,472	182,786
Common shares outstanding	12,113,228	12,180,623	12,279,980	12,390,063	12,274,035
AVERAGE BALANCES (In Thousands)
Total assets	1,229,866	1,243,209	1,239,897	1,237,096	1,305,163
Earning assets	1,147,549	1,159,298	1,155,401	1,145,340	1,199,538
Gross loans	723,076	657,727	627,753	656,495	700,241
Deposits	970,447	968,201	965,418	964,031	1,008,469
Stockholders' equity	188,373	188,905	185,469	181,412	175,822

ITEM 6. SELECTED FINANCIAL DATA (Continued)

	As of or for the Year Ended December 31,
	2016	2015	2014	2013	2012
KEY RATIOS
Return on average assets	1.28%	1.32%	1.38%	1.50%	1.74%
Return on average equity	8.37%	8.72%	9.21%	10.25%	12.91%
Average equity to average assets	15.32%	15.19%	14.96%	14.66%	13.47%
Net interest margin (1)	3.76%	3.69%	3.80%	4.05%	4.26%
Efficiency (2)	59.22%	56.66%	57.59%	53.27%	48.82%
Cash dividends as a % of diluted earnings per share	80.00%	77.04%	75.36%	66.67%	45.41%
Tier 1 leverage	14.27%	14.31%	13.89%	13.78%	12.53%
Tier 1 risk-based capital	22.48%	23.29%	26.26%	25.15%	22.86%
Total risk-based capital	23.60%	24.40%	27.60%	26.60%	24.01%
Tangible common equity/tangible assets	14.15%	14.49%	14.34%	13.66%	13.39%
Nonperforming assets/total assets	1.43%	1.31%	1.34%	1.53%	0.82%
Nonperforming loans/total loans	2.07%	2.09%	2.45%	2.80%	1.41%
Allowance for loan losses/total loans	1.13%	1.12%	1.16%	1.34%	1.00%
Net charge-offs/average loans	0.09%	0.04%	0.29%	0.04%	0.16%

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

EARNINGS OVERVIEW

In 2016, net income totaled $15,762,000, or $1.30 per common share - basic and diluted, as compared to $1.35 per share – basic and diluted in 2015 and $1.38 per share - basic and diluted in 2014. The results for 2016 represented a return on average assets of 1.28% and a return on average equity of 8.37%.

2016 vs. 2015

Net income per share – diluted for 2016 was 3.7% lower than in 2015. Some of the more significant highlights related to annual earnings in 2016 as compared to 2015 are as follows:

·	Net interest income was $488,000 (1.2%) higher than the comparable total for 2015. The net interest margin was 3.76%, which was 0.07% higher than the margin for 2015, reflecting the benefits of a lower cost of borrowed funds and a more favorable mix of earning assets. The average balance of total borrowed funds was $62,516,000 at an average interest rate of 2.57% in 2016, down from average borrowings of $77,642,000 at an average interest rate of 3.45% in 2015. Average total loans outstanding were higher by $65.3 million (9.9%) in 2016 as compared to 2015, while average total available-for-sale securities were lower by $74.2 million. Average total deposits increased $2.2 million (0.2%).

·	The provision for loan losses was $1,221,000 in 2016, an increase of $376,000 over 2015. In 2016, the provision included the impact of increasing the allowance for loan losses for the effects of loan growth and slight increases in net charge-off experience and qualitative factors used in determining the collectively evaluated portion of the allowance. In comparison, in 2015 the provision also reflected the effects of loan growth, but the qualitative factors used in determining a portion of the collectively determined allowance decreased slightly during the period. Also in 2016, the provision included an increase of $148,000 as compared to 2015 from changes in specific allowances on loans individually identified as impaired, adjusted for the impact of net charge-offs.

·	Total noninterest revenue for 2016 increased $33,000 (0.2%) over 2015. Net gains from sales of loans increased $294,000 (40.0%), reflecting higher volume of sales, and Trust and Financial Management revenue increased $134,000 (2.9%). Other operating income increased $35,000 (2.1%), including an increase of $148,000 from redemptions of tax credits and increases in lending-related fees of $80,000, while this category included a gain of $212,000 from a split-dollar life insurance policy in 2015. Service charges on deposit accounts decreased $169,000 (3.5%) in 2016, reflecting a reduction in consumer overdraft volume. The fair value of mortgage servicing rights decreased $282,000 in 2016, which was a larger decrease by $120,000 as compared to 2015. Brokerage revenue decreased $83,000 (9.9%), as the volume of sales of annuities declined.

·	In 2016, realized gains from securities totaled $1,158,000, including gains from sales of bank stocks of $1,125,000. In 2015, the Corporation generated gains from sales of securities totaling $2,861,000, including gains from sales of bank stocks of $2,220,000, and also incurred losses of $2,573,000 from prepayments of a borrowing in the second and fourth quarters totaling $34 million. In the fourth quarter 2016, the Corporation completed its program of bank stock sales that had begun in 2015, and had no remaining investments in bank stocks at December 31, 2016.

·	Noninterest expenses, excluding losses on prepayment of borrowings, in 2016 exceeded the amount for 2015 by $1,714,000 (5.2%). Salaries and wages expense increased $729,000 (5.0%). Several new positions were established in the latter portion of 2015 and early 2016, including new positions established for lending, lending support, information technology, training, human resources and marketing functions. Professional fees expense increased $488,000, including increases related to employee sales and service training, information technology and marketing. Other operating expense increased $399,000 (7.8%), including increases in other real estate expenses of $123,000, donations and public relations-related expenses of $94,000 and education and training-related expenses of $60,000. Also, other operating expense was reduced in 2015 by $69,000 as a result of a recovery of sales tax previously paid.

·	The provision for income tax totaled $5,347,000 in 2016, or an effective tax rate of 25.3% of pre-tax income. In comparison, the provision for income tax of $5,337,000 in 2015 represented a 24.5% effective rate. The higher effective tax rate in 2016 included the impact of a $300,000 reduction in tax-exempt interest income and an increase in the provision for state income tax of $64,000 that resulted mainly from a catch-up adjustment to increase New York State taxes for the effect of changes in the tax methodology that first became effective in 2015.

2015 vs. 2014

Basic and diluted net income of $1.35 per share for 2015 was 2.2% lower than in 2014. Some of the more significant highlights related to annual earnings in 2015 as compared to 2014 are as follows:

·	Net interest income totaled $39,917,000 in 2015, down $970,000 (2.4%) from 2014. In 2015, yields earned on securities and loans fell by more than the corresponding drop in interest rates paid on deposits and borrowings. The net interest margin was 3.69% in 2015, down from 3.80% in 2014.

·	The provision for loan losses was $845,000 in 2015, up from $476,000 in 2014. The higher 2015 provision for loan losses reflected an increase in outstanding loans in the year which resulted in an increase in the collectively determined portion of the allowance for loan losses. Gross loans at December 31, 2015 were $74.3 million, or 11.8%, higher than the balance a year earlier.

·	In 2015, noninterest revenue, excluding net realized gains on available-for-sale securities, totaled $15,478,000, which was up slightly from $15,420,000 in 2014 The most significant changes in components of noninterest revenue for the year ended December 31, 2015 as compared to the corresponding period in 2014 included the following: (1) decrease of $161,000 (3.2%) in service charges on deposit accounts, primarily as a result of lower overdraft fees; (2) reduction of $135,000 as the fair value of servicing rights declined $162,000 in 2015 as compared to $27,000 in 2014; (3) net increase in revenues from Trust and brokerage services of $74,000 (1.4%); and (4) an increase in other operating income of $380,000, including a gain of $212,000 from a life insurance arrangement in which benefits were split between the Corporation and the heirs of a former employee.

·	Realized gains from available-for-sale securities totaled $2,861,000 and losses from prepayment of borrowings totaled $2,573,000 in 2015, while in 2014 realized gains from securities totaled $1,104,000 and there were no losses from prepayment of borrowings. In 2015, the Corporation sold a significant portion of its marketable equity securities portfolio, which was made up of bank stocks, generating realized gains of $2,220,000. Losses from prepayment of borrowings stemmed from pay-downs made in May and December 2015 totaling $34,000,000 on a long-term repurchase agreement with an interest rate of 4.265%.

·	In 2015, noninterest expenses, excluding losses on prepayment of borrowings; totaled $33,030,000, which was $1,127,000 (3.3%) lower than total 2014 noninterest expenses. The reduction in noninterest expenses for the year ended December 31, 2015 as compared to the corresponding period in 2014 included the following: (1) a reduction in salaries and wages expenses of $439,000, mainly due to severance expenses in 2014; (2) a reduction in employee benefit-related expenses of $349,000 due to lower employee health insurance expense as a result of lower claims; (3) a reduction in professional fees expense of $161,000, as 2014 included expenses associated with an executive search; (4) a reduction in Pennsylvania shares tax expense of $102,000; and (5) a reduction in other expenses of $282,000, including reductions in expenses from loan collections and other real estate properties.

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation’s net interest income in 2016, 2015, and 2014. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the tables.

The calculations of fully taxable-equivalent yields on tax-exempt loans and securities in Tables I, II and III reflect inherent tax benefit based on the Corporation’s marginal federal income tax rate of 35% for all periods presented. As discussed in more detail in the “Income Taxes” section of Management’s Discussion and Analysis, the Trump Administration and the U.S. Congress have recently been discussing the possibility of lowering corporate income tax rates. If corporate income tax rates were lowered, fully taxable-equivalent yields on tax-exempt loans and securities held at December 31, 2016 would decrease from their recent levels.

2016 vs. 2015

Fully taxable equivalent net interest income was $43,157,000 in 2016, which was $338,000 (0.8%) higher than in 2015. As shown in Table III, in 2016 compared to 2015, net changes in volume had the effect of increasing net interest income $2,754,000, and interest rate changes had the effect of decreasing net interest income $2,416,000. The most significant components of the volume-related increase in net interest income in 2016 was an increase in interest income of $3,255,000 attributable to an increase in the balance of loans receivable and a decrease in interest expense of $991,000 attributable to a reduction in the balance of borrowed funds, partially offset by a volume-related decrease in interest income on available-for-securities of $1,542,000. The most significant components of the rate-related change in net interest income in 2016 were a decrease in interest income of $1,560,000 attributable to lower rates earned on loans receivable and a decrease of $758,000 in interest income on available-for-sale securities. As presented in Table II, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.63% in 2016 as compared to 3.54% in 2015.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $46,850,000 in 2016, a decrease of 1.2% from 2015. Although yields on securities and loans fell, overall yield on earning assets dropped only 0.01% due to a change in mix of earning assets to increase loans and decrease securities. Interest and fees on loans receivable increased $1,695,000, or 5.0%, while interest on available-for-sale securities decreased $2,300,000, or 17.1%. The average balance of gross loans receivable increased 9.9% to $723,076,000 in 2016 from $657,727,000 in 2015. The Corporation experienced significant growth in all loan categories, particularly in participation loans purchased of $19,664,000, residential mortgages of $16,405,000, commercial real estate loans of $13,452,000, and tax free municipal loans of $6,351,000. The Corporation’s average rate of return on loans receivable declined to 4.92% in 2016 from 5.15% in 2015 as average interest rates on new loans are lower, reflecting recent market conditions.

As indicated in Table II, average available-for-sale securities (at amortized cost) totaled $404,979,000 in 2016, a decrease of $74,169,000 (15.5%) from 2015. Funds generated from the net decrease in the Corporation’s available-for-sale securities portfolio were used, in part, to fund the loan growth described above. The Corporation’s yield on securities was lower in 2016 than in 2015, primarily due to higher-yielding securities maturing as the portfolio size was reduced. The average rate of return on available-for-sale securities was 2.75% in 2016 and 2.81% in 2015.

The average balance of interest-bearing due from banks decreased to $19,022,000 in 2016 from $22,201,000 in 2015. This has consisted primarily of balances held by the Federal Reserve and also includes other overnight deposits and FDIC-insured certificates of deposit issued by other financial institutions.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $909,000, or 19.8%, to $3,693,000 in 2016 from $4,602,000 in 2015. Table II shows that the overall cost of funds on interest-bearing liabilities fell to 0.45% in 2016 from 0.55% in 2015.

Total average deposits (interest-bearing and noninterest-bearing) increased slightly (0.2%) to $970,447,000 in 2016 from $968,201,000 in 2015. Decreases in the average balances of certificates of deposit and Individual Retirement Accounts were offset by increases in average balances of interest checking, money market accounts, savings accounts and noninterest-bearing demand deposits. The average rate paid on interest-bearing deposits increased slightly to 0.28% in 2016 from 0.26% in 2015.

Total average borrowed funds decreased $15,126,000 to $62,516,000 in 2016 from $77,642,000 in 2015. The average rate on borrowed funds was 2.57% in 2016 compared to 3.45% in 2015, reflecting a $27,604,000 reduction in the average balance of higher-rate, long-term borrowings resulting from prepayment in the second and fourth quarters of 2015 of a long-term repurchase agreement borrowing with an interest rate of 4.265%. The average balance of short-term borrowings increased $12,478,000 in 2016 over 2015, as average overnight borrowings were higher in 2016 and the Corporation funded the pay-off of the long-term repurchase agreement with a series of short-term advances from the FHLB-Pittsburgh that matured over the course of 2016.

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

Total average borrowed funds decreased $2,298,000 to $77,642,000 in 2015 from $79,940,000 in 2014. The average rate on borrowed funds was 3.45% in 2015 compared to 3.70% in 2014, reflecting a $6,982,000 reduction in the average balance of higher-rate, long-term borrowings resulting from pre-payment of a long-term repurchase agreement borrowing with an interest rate of 4.265%. The Corporation paid off $10 million of principal on this borrowing in May 2015, and $24 million in December 2015, leaving no remaining balance outstanding at December 31, 2015. (The pre-payment of long-term borrowings is described in the Earnings Overview section.) The average balance of short-term borrowings increased $4,684,000 in 2015 over 2014, as average overnight borrowings were higher in 2015 and the Corporation funded the pay-off of the long-term repurchase agreement in December 2015 with funds from a series of short-term advances from the FHLB-Pittsburgh totaling $25,072,000 at an average rate of 0.86%.

TABLE I - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Years Ended December 31,			Increase/(Decrease)
(In Thousands)	2016	2015	2014	2016/2015	2015/2014

INTEREST INCOME
Available-for-sale securities:
Taxable	$5,916	$7,587	$8,028	$(1,671)	$(441)
Tax-exempt	5,240	5,869	6,577	(629)	(708)
Total available-for-sale securities	11,156	13,456	14,605	(2,300)	(1,149)
Interest-bearing due from banks	116	93	125	23	(32)
Loans held for sale	27	16	16	11	0
Loans receivable:
Taxable	32,827	31,311	32,127	1,516	(816)
Tax-exempt	2,724	2,545	2,142	179	403
Total loans receivable	35,551	33,856	34,269	1,695	(413)
Total Interest Income	46,850	47,421	49,015	(571)	(1,594)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	293	214	216	79	(2)
Money market	342	299	286	43	13
Savings	133	128	121	5	7
Certificates of deposit	882	831	1,069	51	(238)
Individual Retirement Accounts	434	451	470	(17)	(19)
Other time deposits	1	1	1	0	0
Total interest-bearing deposits	2,085	1,924	2,163	161	(239)
Borrowed funds:
Short-term	155	32	9	123	23
Long-term	1,453	2,646	2,950	(1,193)	(304)
Total borrowed funds	1,608	2,678	2,959	(1,070)	(281)
Total Interest Expense	3,693	4,602	5,122	(909)	(520)

Net Interest Income	$43,157	$42,819	$43,893	$338	$(1,074)

(1)	Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.
(2)	Fees on loans are included with interest on loans and amounted to $1,000,000 in 2016, $1,004,000 in 2015, and $1,013,000 in 2014.

TABLE II - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	Year		Year		Year
	Ended	Rate of	Ended	Rate of	Ended	Rate of
	12/31/2016	Return/	12/31/2015	Return/	12/31/2014	Return/
	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$293,636	2.01%	$366,448	2.07%	$371,125	2.16%
Tax-exempt	111,343	4.71%	112,700	5.21%	123,809	5.31%
Total available-for-sale securities	404,979	2.75%	479,148	2.81%	494,934	2.95%
Interest-bearing due from banks	19,022	0.61%	22,201	0.42%	32,510	0.38%
Federal funds sold	0	0.00%	0	0.00%	0	0.00%
Loans held for sale	472	5.72%	222	7.21%	204	7.84%
Loans receivable:
Taxable	662,769	4.95%	603,771	5.19%	589,120	5.45%
Tax-exempt	60,307	4.52%	53,956	4.72%	38,633	5.54%
Total loans receivable	723,076	4.92%	657,727	5.15%	627,753	5.46%
Total Earning Assets	1,147,549	4.08%	1,159,298	4.09%	1,155,401	4.24%
Cash	16,570		16,639		16,865
Unrealized gain/loss on securities	7,166		8,871		6,350
Allowance for loan losses	(8,082)		(7,380)		(7,992)
Bank premises and equipment	15,413		15,911		16,789
Intangible Asset - Core Deposit Intangible	24		41		70
Intangible Asset – Goodwill	11,942		11,942		11,942
Other assets	39,284		37,887		40,472
Total Assets	$1,229,866		$1,243,209		$1,239,897

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$201,357	0.15%	$195,940	0.11%	$183,874	0.12%
Money market	199,405	0.17%	196,585	0.15%	198,990	0.14%
Savings	132,679	0.10%	128,355	0.10%	121,685	0.10%
Certificates of deposit	117,130	0.75%	121,803	0.68%	134,732	0.79%
Individual Retirement Accounts	103,467	0.42%	110,659	0.41%	120,016	0.39%
Other time deposits	1,036	0.10%	1,031	0.10%	1,039	0.10%
Total interest-bearing deposits	755,074	0.28%	754,373	0.26%	760,336	0.28%
Borrowed funds:
Short-term	23,906	0.65%	11,428	0.28%	6,744	0.13%
Long-term	38,610	3.76%	66,214	4.00%	73,196	4.03%
Total borrowed funds	62,516	2.57%	77,642	3.45%	79,940	3.70%
Total Interest-bearing Liabilities	817,590	0.45%	832,015	0.55%	840,276	0.61%
Demand deposits	215,373		213,828		205,082
Other liabilities	8,530		8,461		9,070
Total Liabilities	1,041,493		1,054,304		1,054,428
Stockholders' equity, excluding accumulated other comprehensive income	183,671		183,125		181,271
Accumulated other comprehensive income	4,702		5,780		4,198
Total Stockholders' Equity	188,373		188,905		185,469
Total Liabilities and Stockholders' Equity	$1,229,866		$1,243,209		$1,239,897
Interest Rate Spread		3.63%		3.54%		3.63%
Net Interest Income/Earning Assets		3.76%		3.69%		3.80%

Total Deposits (Interest-bearing and Demand)	$970,447		$968,201		$965,418

(1)	Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(3)	Rates of return on earning assets and costs of funds are presented on an annualized basis.

TABLE III - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)

	Year Ended 12/31/16 vs. 12/31/15			Year Ended 12/31/15 vs. 12/31/14
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$(1,472)	$(199)	$(1,671)	$(100)	$(341)	$(441)
Tax-exempt	(70)	(559)	(629)	(581)	(127)	(708)
Total available-for-sale securities	(1,542)	(758)	(2,300)	(681)	(468)	(1,149)
Interest-bearing due from banks	(14)	37	23	(42)	10	(32)
Loans held for sale	15	(4)	11	1	(1)	0
Loans receivable:
Taxable	2,965	(1,449)	1,516	786	(1,602)	(816)
Tax-exempt	290	(111)	179	758	(355)	403
Total loans receivable	3,255	(1,560)	1,695	1,544	(1,957)	(413)
Total Interest Income	1,714	(2,285)	(571)	822	(2,416)	(1,594)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	6	73	79	14	(16)	(2)
Money market	4	39	43	(3)	16	13
Savings	4	1	5	7	0	7
Certificates of deposit	(33)	84	51	(97)	(141)	(238)
Individual Retirement Accounts	(30)	13	(17)	(38)	19	(19)
Other time deposits	0	0	0	0	0	0
Total interest-bearing deposits	(49)	210	161	(117)	(122)	(239)
Borrowed funds:
Short-term	56	67	123	9	14	23
Long-term	(1,047)	(146)	(1,193)	(279)	(25)	(304)
Total borrowed funds	(991)	(79)	(1,070)	(270)	(11)	(281)
Total Interest Expense	(1,040)	131	(909)	(387)	(133)	(520)

Net Interest Income	$2,754	$(2,416)	$338	$1,209	$(2,283)	$(1,074)

(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME

Years Ended December 31, 2016, 2015 and 2014

The table below presents a comparison of noninterest income and excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis.

TABLE IV - COMPARISON OF NONINTEREST INCOME

(In Thousands)

	Years Ended
	December 31,		$	%
	2016	2015	Change	Change
Service charges on deposit accounts	$4,695	$4,864	$(169)	(3.5)
Service charges and fees	439	494	(55)	(11.1)
Trust and financial management revenue	4,760	4,626	134	2.9
Brokerage revenue	756	839	(83)	(9.9)
Insurance commissions, fees and premiums	102	109	(7)	(6.4)
Interchange revenue from debit card transactions	1,943	1,935	8	0.4
Net gains from sales of loans	1,029	735	294	40.0
Decrease in fair value of servicing rights	(282)	(162)	(120)	74.1
Increase in cash surrender value of life insurance	382	386	(4)	(1.0)
Other operating income	1,687	1,652	35	2.1
Total other operating income before realized gains on available-for-sale securities, net	$15,511	$15,478	$33	0.2

	Years Ended
	December 31,		$	%
	2015	2014	Change	Change
Service charges on deposit accounts	$4,864	$5,025	$(161)	(3.2)
Service charges and fees	494	538	(44)	(8.2)
Trust and financial management revenue	4,626	4,490	136	3.0
Brokerage revenue	839	901	(62)	(6.9)
Insurance commissions, fees and premiums	109	118	(9)	(7.6)
Interchange revenue from debit card transactions	1,935	1,959	(24)	(1.2)
Net gains from sales of loans	735	768	(33)	(4.3)
Decrease in fair value of servicing rights	(162)	(27)	(135)	500.0
Increase in cash surrender value of life insurance	386	376	10	2.7
Other operating income	1,652	1,272	380	29.9
Total other operating income before realized gains on available-for-sale securities, net	$15,478	$15,420	$58	0.4

Total noninterest income, excluding realized gains on available-for-sale securities, increased $33,000 in 2016 compared to 2015. In 2015, total noninterest income increased $58,000 from 2014. Changes of significance are discussed in the narrative that follows.

2016 vs. 2015

Net gains from sales of loans increased $294,000 (40.0%), reflecting higher volume of sales. The increase in volume in 2016 included the impact of employing one additional mortgage lender in a dedicated, full-time capacity throughout most of 2016 as compared to 2015.

Trust and Financial Management revenue increased $134,000 (2.9%). The increase in Trust revenue in 2016 reflected, in part, the effect of higher value of U.S. equity markets in the latter portion of the year.

Other operating income increased $35,000 (2.1%), including an increase of $148,000 from redemptions of tax credits and increases in lending-related fees of $80,000, while this category included a gain of $212,000 from a split-dollar life insurance policy in 2015.

Service charges on deposit accounts decreased $169,000 (3.5%) in 2016, including a $131,000 reduction in consumer overdraft fees due to a lower volume of overdrafts.

The fair value of mortgage servicing rights decreased $282,000 in 2016, as their valuation was negatively impacted by a reduction in demand by banks for purchasing servicing rights resulting from regulatory changes that have generally increased their risk-based capital weighting. In comparison, the fair value of mortgage servicing rights decreased $162,000 in 2015.

Brokerage revenue decreased $83,000 (9.9%), as the volume of sales of annuities declined.

2015 vs. 2014

Service charges on deposit accounts were $161,000 lower in 2015 than 2014. Total consumer and business overdraft and uncollected funds fees decreased $387,000 in 2015 as compared to 2014. These decreases were partially offset by revenues resulting from adjustments to the existing fee structure of certain checking products in April 2015.

The fair value of servicing rights decreased $162,000 in 2015 as compared to a decrease of $27,000 in 2014. The greater decline in fair value in 2015 reflected the impact of a reduction in the outstanding balance of mortgage loans sold and serviced in 2015, as compared to an increase in the balance of loans serviced in 2014 over 2013.

Included in the $380,000 increase in other operating revenue in 2015 is the effect of a $212,000 gain recognized from a life insurance arrangement in which the benefits were split between Corporation and the heirs of the former employee. In addition, dividend income from Federal Home Loan Bank of Pittsburgh stock increased $36,000, and revenue from merchant services increased $28,000, in 2015 as compared to 2014.

In 2015, Trust and financial management revenue increased $136,000, or 3.0%. This increase was primarily in retirement services revenue.

NONINTEREST EXPENSE

Years Ended December 31, 2016, 2015 and 2014

Total noninterest expense decreased $859,000, or 2.4%, in 2016 as compared to 2015; however, excluding losses from prepayment of borrowings in 2015, noninterest expense was $1,714,000 (5.2%) higher in 2016 as compared to 2015. Excluding losses from prepayment of debt in 2015, total noninterest expense decreased $1,127,000 (3.3%) in 2015 as compared to 2014. In 2015, the Corporation incurred losses totaling $2,573,000 from prepayment of borrowings (repurchase agreements). There were no losses from prepayment of borrowings incurred in 2016 or 2014. Changes of significance (other than the previously discussed losses on prepayment of debt) are discussed in the narrative that follows.

TABLE V - COMPARISON OF NONINTEREST EXPENSE

(In Thousands)

	Years Ended
	December 31,		$	%
	2016	2015	Change	Change
Salaries and wages	$15,411	$14,682	$729	5.0
Pensions and other employee benefits	4,717	4,420	297	6.7
Occupancy expense, net	2,340	2,574	(234)	(9.1)
Furniture and equipment expense	1,730	1,860	(130)	(7.0)
FDIC Assessments	488	603	(115)	(19.1)
Pennsylvania shares tax	1,274	1,248	26	2.1
Professional fees	1,126	638	488	76.5
Automated teller machine and interchange expense	1,137	988	149	15.1
Software subscriptions	981	876	105	12.0
Loss on prepayment of borrowings	0	2,573	(2,573)	(100.0)
Other operating expense	5,540	5,141	399	7.8
Total Other Expense	$34,744	$35,603	$(859)	(2.4)

	Years Ended
	December 31,		$	%
	2015	2014	Change	Change
Salaries and wages	$14,682	$15,121	$(439)	(2.9)
Pensions and other employee benefits	4,420	4,769	(349)	(7.3)
Occupancy expense, net	2,574	2,628	(54)	(2.1)
Furniture and equipment expense	1,860	1,859	1	0.1
FDIC Assessments	603	600	3	0.5
Pennsylvania shares tax	1,248	1,350	(102)	(7.6)
Professional fees	638	699	(61)	(8.7)
Automated teller machine and interchange expense	988	924	64	6.9
Software subscriptions	876	784	92	11.7
Loss on prepayment of borrowings	2,573	0	2,573	100.0
Other operating expense	5,141	5,423	(282)	(5.2)
Total Other Expense	$35,603	$34,157	$1,446	4.2

2016 vs 2015

Salaries and wages expense increased $729,000 (5.0%), reflecting an increase in number of employees. The average number of full-time equivalent employees was 287 in 2016, up from 281 in 2015, including new positions established for lending, lending support, information technology, training and marketing functions.

Pension and other employee benefits expense increased $297,000 (6.7%). The increase resulted mainly from an increase of $214,000 in healthcare expense as a result of increased healthcare claims. The Corporation is self-insured for health insurance, up to a cap for catastrophic levels of losses, which are insured by a third party. Payroll taxes and other expenses within this category increased in 2016, as well, due to the increase in number of employees described above.

Professional fees expense increased $488,000, including increases related to employee sales and service training, information technology and marketing.

Automated teller machine and interchange expense increased $149,000, including the costs of purchasing new debit cards with EMV functionality.

Software subscriptions increased $105,000 as a result of enhancements and new applications initiated in 2015 and continuing into 2016 including costs associated with the network operating system, automated document signatures and marketing-related functionality.

Other operating expense increased $399,000 (7.8%), including increases in other real estate expenses of $123,000, donations and public relations-related expenses of $94,000 and education and training-related expenses of $60,000. Also, other operating expense was reduced in 2015 by $69,000 as a result of a recovery of sales tax previously paid.

Occupancy expenses in 2016 were $234,000 under 2015 primarily as a result lower depreciation costs as well as lower winter-related expenses such as snow removal and fuel costs.

Furniture and equipment expenses in 2016 were $130,000 under 2015 primarily as a result lower depreciation costs.

FDIC insurance decreased $115,000 in 2016 reflecting lower assessment levels beginning in the third quarter of 2016.

2015 vs 2014

Salaries and wages decreased $439,000 (2.9%). As noted in the Earnings Overview section, this decrease is primarily the result of severance benefits incurred and paid in 2014. The decrease from severance benefits was partially offset by annual merit-based pay increases, an increase in incentive and other bonuses of $168,000 and the addition of new lending and other personnel.

Pensions and other employee benefits decreased $349,000 (7.3%). Health care expense decreased $342,000 as the amount of claims incurred during 2015 was lower than in 2014. In addition, pension expense decreased $111,000 as the result of a charge in 2014 related to a distribution from a defined benefit plan. These decreases were partially offset by annual increases in other benefit and administrative costs.

Other operating expense decreased $282,000 (5.2%). The reduction included a $191,000 decrease in loan collection expenses and an $86,000 decrease in other real estate expenses.

INCOME TAXES

The effective income tax rate was 25.3% of pre-tax income in 2016, 24.5% in 2015 and 25.0% in 2014. The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At December 31, 2016, the net deferred tax asset was $5,117,000, an increase from the balance at December 31, 2015 of $3,115,000. The largest change in temporary difference components was a change to a deferred tax asset of $512,000 on the aggregate unrealized loss on available-for-sale securities at December 31, 2016 from a deferred tax liability of $1,342,000 on the aggregate unrealized gain on available-for-sale securities at December 31, 2015. The decline in fair values of available-for-sale securities was mainly due to an increase in interest rates in the last few months of 2016.

The Corporation uses currently enacted tax rates to value deferred tax assets and liabilities. The Trump Administration and the U.S. Congress are in the process of evaluating possible tax changes which may include a reduction in U.S. corporate income tax rates. If corporate tax rates were reduced, management expects the Corporation would record an initial charge against earnings to lower the carrying amount of the net deferred tax asset, and then would record a lower tax provision going forward on an ongoing basis.

The following schedule estimates the amount of initial reduction in the net deferred tax asset that would be recognized, at varying marginal federal income tax rates, based on the Corporation’s temporary difference components at December 31, 2016. The schedule also shows the pro forma impact on the 2016 provision for income taxes, assuming the alternative tax rates presented had been in effect throughout the year, without adjustment for reinvestment of additional funds and assuming no other changes in the composition of the Corporation’s assets and liabilities.

(Dollars in Thousands)
	Valuation at Marginal Federal Tax Rate of:
	35%	25%	20%	15%
	(Actual)
Carrying Value of Deferred Tax Asset at 12/31/16:
Accumulated Other Comprehensive Items, Net	$485	$347	$278	$207
Other Items, Net	4,632	3,309	2,647	1,985
Total	$5,117	$3,656	$2,925	$2,192

Pro Forma Reduction in Carrying Value of Deferred Tax Asset from 12/31/16:
Accumulated Other Comprehensive Items, Net		$(138)	$(207)	$(278)
Other Items, Net (Initial Charge to Earnings)		(1,323)	(1,985)	(2,647)
Total		$(1,461)	$(2,192)	$(2,925)

	For the Year Ended 12/31/16 at Marginal
	Federal Tax Rate of:
	35%	25%	20%	15%
	(Actual)
Income Tax Provision	$5,347	$3,797	$3,025	$2,250
Income Tax Provision as % of Pre-tax Income	25.3%	18.0%	14.3%	10.7%

Pro Forma Reduction in 2016 Annual Income Tax Provision if Alternative Rate Were in Effect Throughout 2016		$(1,550)	$(2,322)	$(3,097)

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Further, as discussed above, realization of deferred tax assets would be impacted if income tax rates are lowered from currently enacted levels.

Management believes the recorded net deferred tax asset at December 31, 2016 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 14 to the consolidated financial statements.

SECURITIES

Table VI shows the composition of the investment portfolio at December 31, 2016, 2015 and 2014. Comparison of the amortized cost totals of available-for-sale securities at each year-end presented reflects a decrease of $92,227,000 to $416,455,000 at December 31, 2015 from December 31, 2014. This change was followed by a decrease of $19,917,000 to $396,538,000 at December 31, 2016. The continued decrease in securities in 2016 reflects the use of cash generated from the investment portfolio to help fund the increase in loans outstanding. The Corporation’s holdings of mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies have decreased to $237,654,000 at December 31, 2016 from $266,372,000 at December 31, 2015 and $322,099,000 at December 31, 2014. Within that overall category, in 2016, the Corporation added some commercial mortgage-backed securities for which the underlying collateral consists of multi-family properties. The total amortized cost of commercial mortgage-backed securities held at December 31, 2016 was $30,817,000.

As reflected in Table VI, the fair value of available-for-sale securities as of December 31, 2016 was $1,461,000, or 0.37%, less than the total amortized cost basis. The aggregate unrealized loss position at December 31, 2016 was down from an unrealized gain of $3,835,000 at December 31, 2015, partly due to an increase in interest rates in the last few months of 2016. Changes in intermediate-term and long-term interest rates have a significant impact on changes in fair values of debt securities. The fair values of tax-exempt municipal bonds at December 31, 2016 may have been negatively impacted, as well, by the market’s perception that U.S. corporate income tax rates may be reduced within the next 1-2 years. The aggregate unrealized gain on tax-exempt municipal bonds was $897,000, or 0.8% of amortized cost, at December 31, 2016. In comparison, the aggregate unrealized gain on tax-exempt municipal bonds held at December 31, 2015 was $4,343,000, or 4.2%. The aggregate unrealized loss on debt securities at December 31, 2016 was 0.36% of the amortized cost basis, down from net unrealized gains on debt securities of 0.75% at December 31, 2015 and 1.01% at December 31, 2014. Also contributing to the reduction in aggregate unrealized gain (loss) was the liquidation of the bank stock portfolio in 2015 and 2016 as the Corporation realized gains from the sale of bank stocks. As discussed in more detail in Note 7 to the consolidated financial statements, the Corporation reported net realized gains from available-for-sale securities of $1,158,000 in 2016, including realized gains from sales of equity securities (bank stocks) of $1,125,000. In comparison, net realized gains from available-for-sale securities totaled $2,861,000 in 2015 and $1,104,000 in 2014.

Management has reviewed the Corporation’s holdings as of December 31, 2016 and concluded that unrealized losses on all of the securities in an unrealized loss position are considered temporary. Notes 6 and 7 to the consolidated financial statements provide more detail concerning the Corporation’s processes for evaluating securities for other-than-temporary impairment. Management will continue to closely monitor the status of impaired securities in 2017.

TABLE VI - INVESTMENT SECURITIES

			As of December 31,
	2016		2015		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$9,671	$9,541	$10,663	$10,483	$27,221	$26,676
Obligations of states and political subdivisions:
Tax-exempt	118,140	119,037	103,414	107,757	120,086	124,839
Taxable	30,073	30,297	34,317	34,597	33,637	33,878
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	58,922	58,404	73,227	73,343	82,479	83,903
Residential collateralized mortgage obligations	147,915	146,608	193,145	191,715	239,620	238,823
Commercial mortgage-backed securities	30,817	30,219	0	0	0	0
Other collateralized debt obligations	0	0	9	9	34	34
Total debt securities	395,538	394,106	414,775	417,904	503,077	508,153
Marketable equity securities	1,000	971	1,680	2,386	5,605	8,654
Total	$396,538	$395,077	$416,455	$420,290	$508,682	$516,807

The following table presents the contractual maturities and the weighted-average yields (calculated based on amortized cost) of investment securities as of December 31, 2016. Yields on tax-exempt securities are presented on a nominal basis, that is, the yields are not presented on a fully taxable-equivalent basis. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands, Except for Percentages)	Within		One-		Five-		After
	One		Five		Ten		Ten
	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield

AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$1,637	1.36%	$8,034	1.42%	$0	0.00%	$0	0.00%	$9,671	1.41%
Obligations of states and political subdivisions:
Tax-exempt	13,429	3.13%	43,417	2.80%	36,175	2.22%	25,119	3.77%	118,140	2.86%
Taxable	3,613	1.81%	18,108	2.25%	8,352	3.07%	0	0.00%	30,073	2.43%
Sub-total	$18,679	2.72%	$69,559	2.50%	$44,527	2.38%	$25,119	3.77%	157,884	2.69%
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities									58,922	2.07%
Residential collateralized mortgage obligations									147,915	1.96%
Commercial mortgage-backed securities									30,817	2.34%
Total									$395,538	2.12%

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

FINANCIAL CONDITION

Gross loans outstanding (excluding mortgage loans held for sale) were $751,835,000 at December 31, 2016, up 6.7% from $704,880,000 at December 31, 2015. The total outstanding balances of residential mortgage segment loans at December 31, 2016 increased $34,683,000 (9.0%) as compared to December 31, 2015, and the total outstanding balances of commercial segment loans at December 31, 2016 increased $9,206,000 (3.0%) as compared to December 31, 2015. The 2016 loan growth followed significant growth in loans outstanding in 2015, as gross loans outstanding at December 31, 2015 were up 11.8% from December 31, 2014. Total outstanding commercial loans were higher by $54,239,000 (21.4%), and residential mortgage segment loans were up $19,674,000 (5.4%), at December 31, 2015 as compared to December 31, 2014.

The increases in loans outstanding in 2015 and 2016 included increases in commercial participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial,” “Commercial loans secured by real estate” and “Political subdivisions” classes in the loan tables presented in this Form 10-K. Total participation loans outstanding amounted to $47,508,000 at December 31, 2016, up from $44,456,000 at December 31, 2015. At December 31, 2016, the balance of participation loans outstanding includes a total of $34,890,000 to businesses located outside of the Corporation’s market area, including $11,967,000 from participations in loans originated through the Corporation’s membership in a network that originates loans throughout the U.S. The Corporation’s participation loans originated through the network consist of loans to businesses that are larger than the Corporation’s typical commercial customer base. The loans originated through the network are considered “leveraged loans,” meaning the businesses typically have minimal tangible book equity and the extent of collateral available is limited, though the businesses have demonstrated strong cash flow performance in their recent histories. At December 31, 2016, total leveraged participation loans, including loans originated through the network and two loans to one borrower originated through another lead institution, totaled $15,207,000.

Table VIII presents loan maturity data as of December 31, 2016. The interest rate simulation model classifies certain loans under different categories from the categories that appear in Table VII. Fixed-rate loans are shown in Table VIII based on their contractually scheduled principal repayments, and variable-rate loans are shown based on the date of the next change in rate. Table VIII shows that fixed-rate loans are approximately 38% of the loan portfolio. Of the 62% of the portfolio made up of variable-rate loans, a significant portion (36%) will re-price after more than one year. Variable-rate loans re-pricing after more than one year include residential and commercial real estate secured loans. The Corporation’s substantial investment in long-term, fixed-rate loans and variable-rate loans with extended periods until re-pricing is one of the concerns management attempts to address through interest rate risk management practices. See Part II, Item 7A for a more detailed discussion of the Corporation’s interest rate risk.

Other significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the “Net Interest Income” section of Management’s Discussion and Analysis. Other significant balance sheet items, including securities, the allowance for loan losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis.

Total purchases of bank premises and equipment in 2017 are estimated at approximately $2.5 million. Management does not expect the amount of purchases of bank premises and equipment to have a material, detrimental effect on the Corporation’s financial condition in 2017.

Since 2009, the Corporation has originated and sold residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Xtra program consist primarily of conforming, prime loans sold to the Federal National Mortgage Association (Fannie Mae), a quasi-government entity. In 2014, the Corporation began to originate and sell residential mortgage loans to the secondary market through the MPF Original program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Original program consist primarily of conforming, prime loans sold to the Federal Home Loan Bank of Pittsburgh.

For loan sales originated under the MPF Xtra and Original programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received, or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At December 31, 2016, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,852,000, and the corresponding total outstanding balance repurchased at December 31, 2015 was $1,968,000.

At December 31, 2016, outstanding balances of loans sold and serviced through the two programs totaled $163,296,000, including loans sold through the MPF Xtra program of $116,978,000 and loans sold through the Original program of $46,318,000. At December 31, 2015, outstanding balances of loans sold and serviced through the two programs totaled $152,448,000, including loans sold through the MPF Xtra program of $125,571,000 and loans sold through the Original Program of $26,877,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of December 31, 2016 and December 31, 2015.

For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. At December 31, 2016, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $4,664,000, and the Corporation has recorded a related allowance for credit losses in the amount of $196,000 which is included in “Accrued interest and other liabilities” in the accompanying consolidated balance sheets. There was no allowance recorded at December 31, 2015. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

Table VII – Summary of Loans by Type
(In Thousands)

	2016	%	2015	%	2014	%	2013	%	2012	%
Residential mortgage:
Residential mortgage loans - first liens	$334,102	44.4	$304,783	43.2	$291,882	46.3	$299,831	46.5	$311,627	45.6
Residential mortgage loans - junior liens	23,706	3.2	21,146	3.0	21,166	3.4	23,040	3.6	26,748	3.9
Home equity lines of credit	38,057	5.1	39,040	5.5	36,629	5.8	34,530	5.4	33,017	4.8
1-4 Family residential construction	24,908	3.3	21,121	3.0	16,739	2.7	13,909	2.2	12,842	1.9
Total residential mortgage	420,773	56.0	386,090	54.8	366,416	58.1	371,310	57.6	384,234	56.2
Commercial:
Commercial loans secured by real estate	150,468	20.0	154,779	22.0	145,878	23.1	147,215	22.8	158,413	23.2
Commercial and industrial	83,854	11.2	75,196	10.7	50,157	8.0	42,387	6.6	48,442	7.1
Political subdivisions	38,068	5.1	40,007	5.7	17,534	2.8	16,291	2.5	31,789	4.6
Commercial construction	14,287	1.9	5,122	0.7	6,938	1.1	17,003	2.6	28,200	4.1
Loans secured by farmland	7,294	1.0	7,019	1.0	7,916	1.3	10,468	1.6	11,403	1.7
Multi-family (5 or more) residential	7,896	1.1	9,188	1.3	8,917	1.4	10,985	1.7	6,745	1.0
Agricultural loans	3,998	0.5	4,671	0.7	3,221	0.5	3,251	0.5	3,053	0.4
Other commercial loans	11,475	1.5	12,152	1.7	13,334	2.1	14,631	2.3	362	0.1
Total commercial	317,340	42.2	308,134	43.7	253,895	40.3	262,231	40.7	288,407	42.2
Consumer	13,722	1.8	10,656	1.5	10,234	1.6	10,762	1.7	11,269	1.6
Total	751,835	100.0	704,880	100.0	630,545	100.0	644,303	100.0	683,910	100.0
Less: allowance for loan losses	(8,473)		(7,889)		(7,336)		(8,663)		(6,857)
Loans, net	$743,362		$696,991		$623,209		$635,640		$677,053

TABLE VIII – LOAN MATURITY DISTRIBUTION

(In Thousands) As of December 31, 2016

	Fixed-Rate Loans				Variable- or Adjustable-Rate Loans
	1 Year	1-5	>5		1 Year	1-5	>5
	or Less	Years	Years	Total	or Less	Years	Years	Total
Real Estate	$4,027	$22,376	$170,014	$196,417	$144,585	$152,883	$94,394	$391,862
Commercial	8,814	39,959	23,926	72,699	54,631	21,798	985	77,414
Consumer	1,733	8,432	3,218	13,383	60	0	0	60
Total	$14,574	$70,767	$197,158	$282,499	$199,276	$174,681	$95,379	$469,336

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

The allowance for loan losses was $8,473,000 at December 31, 2016, up from $7,889,000 at December 31, 2015. As shown in Table X, specific allowances on impaired loans totaled $674,000 at December 31, 2016, which was $146,000 lower than the total of specific allowances on impaired loans at December 31, 2015. Table X shows the collectively determined component of the allowance for residential mortgages was $473,000 higher at December 31, 2016 than at December 31, 2015, reflecting growth in outstanding loans and use of slightly higher qualitative factors to estimate the required allowance. Also, the collectively determined component of the allowance for commercial loans was $270,000 higher at December 31, 2016 than at December 31, 2015, reflecting the effects of growth in outstanding loans and increases in the average net charge-offs experience and qualitative factors used to estimate the required allowance.

The provision for loan losses by segment for 2016, 2015 and 2014 is as follows:

(In Thousands)
	2016	2015	2014
Residential mortgage	$542	$(19)	$250
Commercial	687	816	227
Consumer	21	16	2
Unallocated	(29)	32	(3)
Total	$1,221	$845	$476

As shown in Table XII, the average provision for loan losses for the five-year period ended December 31, 2016 was $975,000. The total amount of the provision for loan losses for each period is determined based on the amount required to maintain an appropriate allowance.

The $542,000 provision for the residential mortgage segment in 2016 included the $473,000 increase in the collectively determined allowance, as noted above, and a net charge of $69,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period. In 2015, the $19,000 credit for loan losses in the residential mortgage segment resulted mainly from a reduction in the specific allowance related to one loan relationship, partially offset by the effects of an increase of $122,000 in the collectively determined allowance due to loan growth. The provision for the residential segment of $250,000 in 2014 included the effects of an increase in the collectively determined allowance of $139,000, mainly due to loan growth.

In 2016, the $687,000 provision for loan losses for the commercial segment included $417,000 from the net change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period, and $270,000 from the net increase in the collectively determined allowance as described above. In comparison, the $816,000 provision for the commercial segment in 2015 included $445,000 from the net change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period, and $371,000 from the net increase in the collectively determined allowance, with growth in the collectively determined allowance in 2015 caused by growth in outstanding loans. The provision for the commercial segment of $227,000 in 2014 included the effects of an increase in the collectively determined allowance of $149,000, reflecting loan growth and a slight increase in qualitative factors used to estimate the required allowance.

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Total nonperforming loans as a percentage of outstanding loans was 2.07% at December 31, 2016, down slightly from 2.09% at December 31, 2015, and nonperforming assets as a percentage of total assets was 1.43% at December 31, 2016, up from 1.31% at December 31, 2015. Table XI presents data at the end of each of the years ended December 31, 2012 through 2016. For the range of dates presented in Table XI, total nonperforming loans as a percentage of loans has ranged from a low of 1.41% at December 31, 2012 to a high of 2.80% at December 31, 2013, and total nonperforming assets as a percentage of assets has ranged from a low of 0.82% at December 31, 2012 to a high of 1.53% at December 31, 2013.

Total impaired loans of $10,860,000 at December 31, 2016, are up $886,000 from the corresponding amount at December 31, 2015 of $9,974,000, including an increase in impaired loans with a valuation allowance of $1,439,000. In 2016, the Corporation recorded an allowance of $528,000 related to one real estate secured commercial loan relationship with an outstanding balance of $2,773,000 that was classified as impaired with a valuation allowance at December 31, 2016. Table XI shows that over the period 2012-2016, the year-end total outstanding balance of impaired loans has ranged from a low of $7,429,000 in 2012 to a high of $16,321,000 in 2013.

Total nonperforming assets of $17,754,000 at December 31, 2016 are up $1,748,000 from the corresponding amount at December 31, 2015. A summary of changes in the components of nonperforming assets at December 31, 2016 as compared to December 31, 2015 is as follows:

·	Nonaccrual loans totaled $8,736,000 at December 31, 2016, down from $11,517,000 at December 31, 2015. As described in more detail below, the net reduction in nonaccrual loans included the effect of moving loans to one commercial borrower with recorded investments totaling $4,786,000 to full accrual status in the fourth quarter 2016. The net change in nonaccrual loans also included the effect of classifying the real estate secured commercial loan noted above with an outstanding balance at December 31, 2016 of $2,773,000 as nonaccrual in 2016.

·	Total loans past due 90 days or more and still accruing interest amounted to $6,838,000 at December 31, 2016, an increase of $3,609,000 from $3,229,000 at December 31, 2015. The increase in 2016 in the balance of loans past due 90 days or more and still accruing interest included a commercial loan with a balance of $2,677,000 at December 31, 2016 that was deemed by management to be well secured and in the process of collection. At December 31, 2016, in addition to this commercial loan, total residential mortgage loans that were more than 90 days past due but deemed to be well secured and in the process of collection amounted to $3,022,000, up from $2,381,000 at December 31, 2015. The Corporation reviews the status of loans past due 90 days or more each quarter to determine if it is appropriate to continue to accrue interest, and has determined the loans included in this category are well secured and that ultimate collection of all principal and interest is probable.

·	Foreclosed assets held for sale consisted of real estate, and totaled $2,180,000 at December 31, 2016, an increase of $920,000 from $1,260,000 at December 31, 2015. At December 31, 2016, the Corporation held 19 such properties for sale, with total carrying values of $1,102,000 related to residential real estate, $650,000 of land and $428,000 related to commercial real estate. At December 31, 2015, the Corporation held 12 such properties for sale, with total carrying values of $556,000 related to residential real estate and $704,000 of land. The Corporation evaluates the carrying values of foreclosed assets each quarter based on the most recent market activity or appraisals for each property.

As shown in Table XI, loans classified as TDRs increased to $8,677,000 at December 31, 2016 from $6,364,000 at December 31, 2015. The increase resulted primarily from a concession granted to one commercial customer with a loan balance of $2,773,000 at December 31, 2016. The Corporation entered into a forbearance agreement with this customer which includes extending the period to twelve months for which required monthly payments will include interest only. Table XI shows that over the period 2012-2016, the year-end total outstanding balance of TDRs has ranged from a low of $2,061,000 in 2012 to a high of $8,677,000 in 2016.

Recorded investments in impaired loans without a valuation allowance and performing TDRs at December 31, 2016 include $4,786,000 from loans to one commercial entity. In 2014, the Corporation entered into a forbearance agreement with this commercial borrower which included a reduction in monthly payment amounts over a fifteen-month period. At the end of the fifteen-month period, the monthly payment amounts would revert to the original amounts, unless the forbearance agreement was extended or the payment requirements otherwise modified. The forbearance agreement was extended for two additional twelve-month periods, most recently in July 2016. The Corporation recorded a charge-off of $1,486,000 in 2014 as a result of these modifications, as the payment amounts based on the forbearance agreement were not sufficient to fully amortize the contractual amount of principal outstanding on the loans. In December 2016, the Corporation and the borrower entered into a modification agreement, terminating the forbearance agreement and establishing loan terms with essentially the same interest rate and monthly payment amounts as had been in effect under the forbearance agreement. The weighted average maturity of the loan contracts has been extended under the modification agreement as compared to the maturities provided for in the original loan contracts. At December 31, 2016, the outstanding contractual balances of these loans total $6,529,000, and the recorded investments total $4,786,000. These loans are still classified as TDRs at December 31, 2016. The borrower made all required payments on the loans in accordance with the terms of the forbearance agreement, as extended, and (as noted above), the loans were restored to full accrual status at December 31, 2016.

Over the period 2012-2016, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of December 31, 2016. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to the allowance for loan losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)	Years Ended December 31,
	2016	2015	2014	2013	2012
Balance, beginning of year	$7,889	$7,336	$8,663	$6,857	$7,705
Charge-offs:
Residential mortgage	(73)	(217)	(327)	(95)	(552)
Commercial	(597)	(251)	(1,715)	(459)	(498)
Consumer	(87)	(94)	(97)	(117)	(171)
Total charge-offs	(757)	(562)	(2,139)	(671)	(1,221)
Recoveries:
Residential mortgage	3	1	25	24	18
Commercial	35	214	264	348	8
Consumer	82	55	47	58	59
Total recoveries	120	270	336	430	85
Net charge-offs	(637)	(292)	(1,803)	(241)	(1,136)
Provision for loan losses	1,221	845	476	2,047	288
Balance, end of period	$8,473	$7,889	$7,336	$8,663	$6,857
Net charge-offs as a % of average loans	0.09%	0.04%	0.29%	0.04%	0.16%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES
(In Thousands)

	As of December 31,
	2016	2015	2014	2013	2012
ASC 310 - Impaired loans	$674	$820	$769	$2,333	$623
ASC 450 - Collective segments:
Commercial	3,373	3,103	2,732	2,583	2,594
Residential mortgage	3,890	3,417	3,295	3,156	3,011
Consumer	138	122	145	193	188
Unallocated	398	427	395	398	441
Total Allowance	$8,473	$7,889	$7,336	$8,663	$6,857

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS
AND TROUBLED DEBT RESTRUCTURINGS (TDRs)
(Dollars In Thousands)

	As of December 31,
	2016	2015	2014	2013	2012
Impaired loans with a valuation allowance	$3,372	$1,933	$3,241	$9,889	$2,710
Impaired loans without a valuation allowance	7,488	8,041	9,075	6,432	4,719
Total impaired loans	$10,860	$9,974	$12,316	$16,321	$7,429
Total loans past due 30-89 days and still accruing	$7,735	$7,057	$7,121	$8,305	$7,756

Nonperforming assets:
Total nonaccrual loans	$8,736	$11,517	$12,610	$14,934	$7,353
Total loans past due 90 days or more and still accruing	6,838	3,229	2,843	3,131	2,311
Total nonperforming loans	15,574	14,746	15,453	18,065	9,664
Foreclosed assets held for sale (real estate)	2,180	1,260	1,189	892	879
Total nonperforming assets	$17,754	$16,006	$16,642	$18,957	$10,543

Loans subject to troubled debt restructurings (TDRs):
Performing	$5,803	$1,186	$1,807	$3,267	$906
Nonperforming	2,874	5,178	5,388	908	1,155
Total TDRs	$8,677	$6,364	$7,195	$4,175	$2,061

Total nonperforming loans as a % of loans	2.07%	2.09%	2.45%	2.80%	1.41%
Total nonperforming assets as a % of assets	1.43%	1.31%	1.34%	1.53%	0.82%
Allowance for loan losses as a % of total loans	1.13%	1.12%	1.16%	1.34%	1.00%
Allowance for loan losses as a % of nonperforming loans	54.40%	53.50%	47.47%	47.95%	70.95%

TABLE XII - FIVE-YEAR HISTORY OF LOAN LOSSES
(Dollars In Thousands)

	2016		2015		2014		2013		2012		Average
Average gross loans	$723,076		$657,727		$627,753		$656,495		$700,241		$673,058
Year-end gross loans	751,835		704,880		630,545		644,303		683,910		683,095
Year-end allowance for loan losses	8,473		7,889		7,336		8,663		6,857		7,844
Year-end nonaccrual loans	8,736		11,517		12,610		14,934		7,353		11,030
Year-end loans 90 days or more past due and still accruing	6,838		3,229		2,843		3,131		2,311		3,670
Net charge-offs	637		292		1,803		241		1,136		822
Provision for loan losses	1,221		845		476		2,047		288		975
Earnings coverage of charge-offs	37	x	85	x	14	x	116	x	30	x	33	x
Allowance coverage of charge-offs	13	x	27	x	4	x	36	x	6	x	10	x
Net charge-offs as a % of provision for loan losses	52.17%		34.56%		378.78%		11.77%		394.44%		84.31%
Net charge-offs as a % of average gross loans	0.09%		0.04%		0.29%		0.04%		0.16%		0.12%
Income before income taxes on a fully taxable equivalent basis	23,861		24,710		25,784		28,012		34,571		27,388

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Table XIII presents the Corporation’s significant fixed and determinable contractual obligations as of December 31, 2016 by payment date. The payment amounts represent the principal amounts of time deposits and borrowings and do not include interest.

TABLE XIII – CONTRACTUAL OBLIGATIONS

(In Thousands)

	1 Year	1-3	3-5	Over 5
	or Less	Years	Years	Years	Total
Time deposits	$113,974	$76,828	$21,168	$248	$212,218
Short-term borrowings:
Federal Home Loan Bank of Pittsburgh	21,000	0	0	0	21,000
Customer repurchase agreements	5,175	0	0	0	5,175
Long-term borrowings:
Federal Home Loan Bank of Pittsburgh	10,004	0	646	804	11,454
Repurchase agreements	27,000	0	0	0	27,000
Total	$177,153	$76,828	$21,814	$1,052	$276,847

In addition to the amounts described in Table XIII, the Corporation has obligations related to deposits without a stated maturity with outstanding principal balances totaling $771,625,000 at December 31, 2016.

The Corporation’s operating lease and other commitments at December 31, 2016 are immaterial. The Corporation’s significant off-balance sheet arrangements include commitments to extend credit and standby letters of credit. Off-balance sheet arrangements are described in Note 16 to the consolidated financial statements.

As described in more detail in the “Financial Condition” section of Management’s Discussion and Analysis, the Corporation sells residential mortgage loans for which the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received, or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. At December 31, 2016, outstanding balances of such loans sold totaled $163,296,000.

Also, for loans sold under the MPF Original program, the Corporation provides a credit enhancement. At December 31, 2016, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $4,664,000, and the Corporation has recorded a related allowance for credit losses in the amount of $196,000 which is included in “Accrued interest and other liabilities” in the accompanying consolidated balance sheets.

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At December 31, 2016, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $11,070,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $17,690,000 at December 31, 2016.

The Corporation’s outstanding, available, and total credit facilities at December 31, 2016 and December 31, 2015 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2016	2015	2016	2015	2016	2015
Federal Home Loan Bank of Pittsburgh	$32,454	$60,348	$306,767	$262,361	$339,221	$322,709
Federal Reserve Bank Discount Window	0	0	15,636	19,606	15,636	19,606
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$32,454	$60,348	$367,403	$326,967	$399,857	$387,315

At December 31, 2016, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $21,000,000 and long-term borrowings with a total amount of $11,454,000. At December 31, 2015, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $23,500,000, short-term borrowings of $25,081,000, and long-term borrowings with a total amount of $11,767,000. Additional information regarding borrowed funds is included in Note 12 to the consolidated financial statements.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets and “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At December 31, 2016, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $199,364,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning regulatory capital amounts and ratios are presented in Note 18 to the consolidated financial statements. As reflected in Note 18, at December 31, 2016 and 2015, the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject and maintain capital conservation buffers that allow the Corporation and C&N Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

In July 2013, the federal regulatory authorities issued a new capital rule based, in part, on revisions developed by the Basel Committee on Banking Supervision to the Basel capital framework (Basel III). The Corporation and C&N Bank were subject to the new rule on January 1, 2015. Generally, the new rule implements higher minimum capital requirements, revises the definition of regulatory capital components and related calculations, adds a new common equity tier 1 capital ratio, implements a new capital conservation buffer, increases the risk weighting for past due loans and provides a transition period for several aspects of the new rule.

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

At December 31, 2016, the Corporation’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 15.60%. C&N Bank’s Capital Conservation Buffer (also determined based on the minimum total capital ratio) was 13.03%.

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

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income (Loss) within stockholders’ equity. The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains (losses) on available-for-sale securities, net of deferred income tax, amounted to ($949,000) at December 31, 2016, $2,493,000 at December 31, 2015 and $5,281,000 at December 31, 2014. Changes in accumulated other comprehensive income (loss) are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 7 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at December 31, 2016.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income (Loss) related to defined benefit plans, net of deferred income tax, was $51,000 at December 31, 2016, $35,000 at December 31, 2015 and $79,000 at December 31, 2014.

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

Comprehensive Income totaled $12,336,000 in 2016 as compared to $13,639,000 in 2015 and $23,439,000 in 2014. In 2016, Comprehensive Income included: (1) Net Income of $15,762,000, which was $709,000 lower than in 2015 and $1,324,000 lower than in 2014; (2) Other Comprehensive Loss from unrealized losses on available-for-sale securities, net of deferred income tax, of ($3,442,000) as compared to Other Comprehensive Loss of ($2,788,000) in 2015 and Other Comprehensive Income of $6,285,000 in 2014; and (3) Other Comprehensive Income from defined benefit plans of $16,000 in 2016 as compared to Other Comprehensive Loss of ($44,000) in 2015 and Other Comprehensive Income of $68,000 in 2014. Fluctuations in interest rates significantly affected fair values of available-for-sale securities in 2014 through 2016, and accordingly had an effect on Other Comprehensive Income (Loss) in each year.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it established a target range of 0% to 0.25%, which it maintained through mid-December 2015. On December 16, 2015, the Federal Reserve raised their target for the federal funds rate to 0.25% to 0.50%. The Federal Reserve then raised the target rate to 0.50% to 0.75% on December 14, 2016. The most recent decision was based on data available that suggested economic activity had been expanding at a moderate pace and the labor market had continued to strengthen since mid-year. The Fed noted that the data indicated an increase in household spending, though business fixed investments had remained soft. While inflation increased from the beginning of 2016, it is still below the Federal Open Market Committee’s (FOMC) 2.00% longer run objective. This was partly due to declines in energy prices and in prices of non-energy imports. The FOMC expects to continue gradual adjustments in the stance of monetary policy, which will allow economic activity to expand at a moderate pace with inflation reaching the forecasted 2.00% over the medium term.

Also, throughout the period of low interest rates, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth. Beginning in late 2013, the Federal Reserve began reducing the amount of securities purchased under its asset purchase program and then ended the program in October 2014, though still reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and continued to roll over maturing Treasury securities at auction. The Federal Reserve maintained their commitment to this policy in their December 14, 2016 statement and anticipates doing so until normalization of the level of the federal funds rate is well under way.

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

The Corporation’s major category of market risk, interest rate risk, is discussed in the following section.

INTEREST RATE RISK

Business risk arising from changes in interest rates is an inherent factor in operating a bank. A significant portion of the Corporation’s assets are long-term, fixed-rate loans and debt securities. Funding for these assets comes principally from shorter-term deposits and borrowed funds. Accordingly, there is an inherent risk of lower future earnings or decline in fair value of the Corporation’s financial instruments when interest rates change.

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

Table XIV, which follows this discussion, is based on the results of calculations performed using the simulation model as of December 31, 2016 and December 31, 2015. The table shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

TABLE XIV - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

December 31, 2016 Data

(In Thousands)

Period Ending December 31, 2017

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$53,712	$22,315	$31,397	-20.5%	25.0%
+300	51,128	17,545	33,583	-15.0%	20.0%
+200	48,500	12,809	35,691	-9.6%	15.0%
+100	45,845	8,102	37,743	-4.4%	10.0%
0	43,132	3,643	39,489	0.0%	0.0%
-100	40,581	2,978	37,603	-4.8%	10.0%
-200	38,881	2,949	35,932	-9.0%	15.0%
-300	38,269	2,936	35,333	-10.5%	20.0%
-400	38,104	2,936	35,168	-10.9%	25.0%

Market Value of Portfolio Equity at December 31, 2016

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$168,600	-24.6%	50.0%
+300	180,500	-19.3%	45.0%
+200	194,471	-13.1%	35.0%
+100	208,830	-6.7%	25.0%
0	223,744	0.0%	0.0%
-100	227,806	1.8%	25.0%
-200	229,602	2.6%	35.0%
-300	252,118	12.7%	45.0%
-400	290,792	30.0%	50.0%

December 31, 2015 Data

(In Thousands)

Period Ending December 31, 2016

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$52,181	$21,985	$30,196	-20.8%	25.0%
+300	49,687	17,282	32,405	-15.0%	20.0%
+200	47,136	12,659	34,477	-9.6%	15.0%
+100	44,546	8,109	36,437	-4.4%	10.0%
0	41,835	3,715	38,120	0.0%	0.0%
-100	39,116	3,171	35,945	-5.7%	10.0%
-200	37,417	3,168	34,249	-10.2%	15.0%
-300	36,838	3,168	33,670	-11.7%	20.0%
-400	36,689	3,168	33,521	-12.1%	25.0%

Market Value of Portfolio Equity at December 31, 2015

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$167,741	-24.4%	50.0%
+300	179,772	-18.9%	45.0%
+200	193,823	-12.6%	35.0%
+100	207,803	-6.3%	25.0%
0	221,750	0.0%	0.0%
-100	223,517	0.8%	25.0%
-200	225,185	1.5%	35.0%
-300	250,353	12.9%	45.0%
-400	286,210	29.1%	50.0%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)	December 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks:
Noninterest-bearing	$17,551	$14,710
Interest-bearing	14,558	21,351
Total cash and due from banks	32,109	36,061
Available-for-sale securities, at fair value	395,077	420,290
Loans held for sale	142	280

Loans receivable	751,835	704,880
Allowance for loan losses	(8,473)	(7,889)
Loans, net	743,362	696,991

Bank-owned life insurance	19,704	20,764
Accrued interest receivable	3,963	3,768
Bank premises and equipment, net	15,397	15,406
Foreclosed assets held for sale	2,180	1,260
Deferred tax asset, net	5,117	3,115
Intangible assets - Goodwill and core deposit intangibles	11,959	11,972
Other assets	13,282	13,510
TOTAL ASSETS	$1,242,292	$1,223,417

LIABILITIES
Deposits:
Noninterest-bearing	$224,175	$211,041
Interest-bearing	759,668	724,574
Total deposits	983,843	935,615
Short-term borrowings	26,175	53,496
Long-term borrowings	38,454	38,767
Accrued interest and other liabilities	7,812	8,052
TOTAL LIABILITIES	1,056,284	1,035,930

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares; issued 12,655,171; outstanding 12,113,228 at December 31, 2016 and 12,180,623 December 31, 2015	12,655	12,655
Paid-in capital	71,730	71,654
Retained earnings	112,790	109,454
Treasury stock, at cost; 541,943 shares at December 31, 2016 and 474,548 shares at December 31, 2015	(10,269)	(8,804)
Accumulated other comprehensive (loss) income	(898)	2,528
TOTAL STOCKHOLDERS' EQUITY	186,008	187,487
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,242,292	$1,223,417

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

(In Thousands Except Per Share Data)

	Years Ended December 31,
	2016	2015	2014
INTEREST INCOME
Interest and fees on loans:
Taxable	$32,827	$31,311	$32,127
Tax-exempt	1,783	1,668	1,403
Interest on mortgages held for sale	27	16	16
Interest on balances with depository institutions	116	93	125
Income from available-for-sale securities:
Taxable	5,846	7,303	7,721
Tax-exempt	3,429	3,844	4,310
Dividends	70	284	307
Total interest and dividend income	44,098	44,519	46,009
INTEREST EXPENSE
Interest on deposits	2,085	1,924	2,163
Interest on short-term borrowings	155	32	9
Interest on long-term borrowings	1,453	2,646	2,950
Total interest expense	3,693	4,602	5,122
Net interest income	40,405	39,917	40,887
Provision for loan losses	1,221	845	476
Net interest income after provision for loan losses	39,184	39,072	40,411
OTHER INCOME
Service charges on deposit accounts	4,695	4,864	5,025
Service charges and fees	439	494	538
Trust and financial management revenue	4,760	4,626	4,490
Brokerage revenue	756	839	901
Insurance commissions, fees and premiums	102	109	118
Interchange revenue from debit card transactions	1,943	1,935	1,959
Net gains from sale of loans	1,029	735	768
Decrease in fair value of servicing rights	(282)	(162)	(27)
Increase in cash surrender value of life insurance	382	386	376
Other operating income	1,687	1,652	1,272
Sub-total	15,511	15,478	15,420
Realized gains on available-for-sale securities, net	1,158	2,861	1,104
Total other income	16,669	18,339	16,524
OTHER EXPENSES
Salaries and wages	15,411	14,682	15,121
Pensions and other employee benefits	4,717	4,420	4,769
Occupancy expense, net	2,340	2,574	2,628
Furniture and equipment expense	1,730	1,860	1,859
FDIC assessments	488	603	600
Pennsylvania shares tax	1,274	1,248	1,350
Professional fees	1,126	638	699
Automated teller machine and interchange expense	1,137	988	924
Software subscriptions	981	876	784
Loss on prepayment of debt	0	2,573	0
Other operating expense	5,540	5,141	5,423
Total other expenses	34,744	35,603	34,157
Income before income tax provision	21,109	21,808	22,778
Income tax provision	5,347	5,337	5,692
NET INCOME	$15,762	$16,471	$17,086
NET INCOME PER SHARE - BASIC	$1.30	$1.35	$1.38
NET INCOME PER SHARE - DILUTED	$1.30	$1.35	$1.38

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(In Thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$15,762	$16,471	$17,086

Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains on available-for-sale securities	(4,138)	(1,429)	10,774
Reclassification adjustment for gains realized in income	(1,158)	(2,861)	(1,104)
Other comprehensive (loss) gain on available-for-sale securities	(5,296)	(4,290)	9,670

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in accumulated other comprehensive gain (loss)	46	(135)	(79)
Amortization of net transition obligation, prior service cost, net actuarial (gain) loss, and loss on settlement included in net periodic benefit cost	(22)	67	184
Other comprehensive gain (loss) on unfunded retirement obligations	24	(68)	105

Other comprehensive (loss) income before income tax	(5,272)	(4,358)	9,775
Income tax related to other comprehensive loss (income)	1,846	1,526	(3,422)

Net other comprehensive (loss) income	(3,426)	(2,832)	6,353

Comprehensive income	$12,336	$13,639	$23,439

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

(In Thousands Except Share and Per Share Data)

						Accumulated
						Other
						Comprehensive
	Common	Treasury	Common	Paid-in	Retained	Income	Treasury
	Shares	Shares	Stock	Capital	Earnings	(Loss)	Stock	Total

Balance, January 1, 2014	12,596,540	206,477	$12,596	$70,105	$101,216	$(993)	$(3,452)	$179,472
Net income					17,086			17,086
Other comprehensive income, net						6,353		6,353
Cash dividends declared on common stock, $1.04 per share					(12,889)			(12,889)
Shares issued for dividend reinvestment Plan	59,498	(18,473)	60	1,069			368	1,497
Treasury stock purchased		208,300					(4,002)	(4,002)
Shares issued from treasury related to exercise of stock options	(867)	(11,860)	(1)	(64)			188	123
Restricted stock granted		(16,711)		(279)			279	0
Forfeiture of restricted stock		7,458		125			(125)	0
Stock-based compensation expense				565				565
Tax benefit from compensation plans				20	137			157
Balance, December 31, 2014	12,655,171	375,191	12,655	71,541	105,550	5,360	(6,744)	188,362
Net income					16,471			16,471
Other comprehensive loss, net						(2,832)		(2,832)
Cash dividends declared on common stock, $1.04 per share					(12,710)			(12,710)
Shares issued for dividend reinvestment Plan		(73,810)		86			1,379	1,465
Treasury stock purchased		226,900					(4,415)	(4,415)
Shares issued from treasury related to exercise of stock options		(22,435)		(27)			408	381
Restricted stock granted		(34,800)		(627)			627	0
Forfeiture of restricted stock		3,502		59			(59)	0
Stock-based compensation expense				606				606
Tax benefit from compensation plans				16	143			159
Balance, December 31, 2015	12,655,171	474,548	12,655	71,654	109,454	2,528	(8,804)	187,487
Net income					15,762			15,762
Other comprehensive loss, net						(3,426)		(3,426)
Cash dividends declared on common stock, $1.04 per share					(12,578)			(12,578)
Shares issued for dividend reinvestment Plan		(68,571)		170			1,296	1,466
Treasury stock purchased		187,300					(3,723)	(3,723)
Shares issued from treasury related to exercise of stock options		(19,113)		(98)			361	263
Restricted stock granted		(35,427)		(658)			658	0
Forfeiture of restricted stock		3,431		61			(61)	0
Stock-based compensation expense				578				578
Other stock-based expense		(225)					4	4
Tax benefit from compensation plans				23	152			175
Balance, December 31, 2016	12,655,171	541,943	$12,655	$71,730	$112,790	$(898)	$(10,269)	$186,008

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,762	$16,471	$17,086
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,221	845	476
Realized gains on available-for-sale securities, net	(1,158)	(2,861)	(1,104)
Loss on prepayment of debt	0	2,573	0
Realized loss (gain) on foreclosed assets	49	(84)	(136)
(Gain) loss on disposition of premises and equipment	(3)	1	(8)
Depreciation expense	1,589	1,888	1,940
Accretion and amortization on securities, net	1,462	1,562	1,375
Accretion and amortization on loans and deposits, net	(15)	(21)	(27)
Decrease in fair value of servicing rights	282	162	27
Increase in cash surrender value of life insurance	(382)	(386)	(376)
Gain on life insurance benefits	0	(212)	0
Stock-based compensation and other expense	582	606	565
Amortization of core deposit intangibles	13	22	35
Deferred income taxes	(156)	79	1,254
Gains on sales of loans, net	(1,029)	(735)	(768)
Origination of loans for sale	(29,296)	(21,823)	(21,680)
Proceeds from sales of loans	30,215	22,101	22,317
(Increase) decrease in accrued interest receivable and other assets	(410)	(1,697)	1,395
(Decrease) increase in accrued interest payable and other liabilities	(216)	1,195	(90)
Net Cash Provided by Operating Activities	18,510	19,686	22,281
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	1,540	1,780	2,560
Purchase of certificates of deposit	(2,280)	(100)	(960)
Proceeds from sales of available-for-sale securities	37,032	44,504	56,269
Proceeds from calls and maturities of available-for-sale securities	74,477	89,159	78,101
Purchase of available-for-sale securities	(91,896)	(40,363)	(158,894)
Redemption of Federal Home Loan Bank of Pittsburgh stock	5,277	5,029	2,804
Purchase of Federal Home Loan Bank of Pittsburgh stock	(5,046)	(8,102)	(602)
Net (increase) decrease in loans	(49,085)	(77,129)	10,317
Proceeds from bank owned life insurance	1,442	1,953	0
Purchase of premises and equipment	(1,580)	(1,039)	(801)
Proceeds from disposition of premises and equipment	3	0	43
Return of principal on limited liability entity investments	178	181	173
Proceeds from sale of foreclosed assets	539	2,536	1,504
Net Cash (Used in) Provided by Investing Activities	(29,399)	18,409	(9,486)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	48,228	(32,374)	13,473
Net (decrease) increase in short-term borrowings	(27,321)	47,959	(17,848)
Repayments of long-term borrowings	(313)	(36,866)	(278)
Purchase of treasury stock	(3,723)	(4,415)	(4,002)
Sale of treasury stock	263	381	123
Tax benefit from compensation plans	175	159	157
Common dividends paid	(11,112)	(11,245)	(11,392)
Net Cash Provided by (Used in) Financing Activities	6,197	(36,401)	(19,767)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,692)	1,694	(6,972)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	33,313	31,619	38,591
CASH AND CASH EQUIVALENTS, END OF YEAR	$28,621	$33,313	$31,619

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Accrued purchase of available-for-sale securities	$0	$0	$226
Assets acquired through foreclosure of real estate loans	$1,508	$2,523	$1,665
Interest paid	$3,698	$4,636	$5,138
Income taxes paid	$5,129	$4,827	$4,432

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

INVESTMENT SECURITIES - Investment securities are accounted for as follows:

Available-for-sale securities - includes debt securities not classified as held-to-maturity or trading, and unrestricted equity securities. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately through accumulated other comprehensive income (loss), net of tax. Amortization of premiums and accretion of discounts on available-for-sale securities are recorded using the level yield method over the remaining contractual life of the securities, adjusted for actual prepayments. Realized gains and losses on sales of available-for-sale securities are computed on the basis of specific identification of the adjusted cost of each security. Securities within the available-for-sale portfolio may be used as part of the Corporation’s asset and liability management strategy and may be sold in response to changes in interest rate risk, prepayment risk or other factors.

Other-than-temporary impairment - Declines in the fair value of available-for-sale securities that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment (OTTI) losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value, and (4) whether the Corporation intends to sell the security or if it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis. The credit-related impairment is recognized in earnings and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. For debt securities classified as held-to-maturity, if any, the amount of noncredit-related impairment is recognized in other comprehensive income and accreted over the remaining life of the debt security as an increase in the carrying value of the security.

Restricted equity securities - Restricted equity securities consist primarily of Federal Home Loan Bank of Pittsburgh stock, and are carried at cost and evaluated for impairment. Holdings of restricted equity securities are included in Other Assets in the consolidated balance sheets, and dividends received on restricted securities are included in Other Income in the consolidated statements of income.

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

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the collection of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than when they are 120 days past due on a contractual basis, or earlier in the event of bankruptcy or if there is an amount deemed uncollectible.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of December 31, 2016 and 2015, management determined that no allowance for credit losses related to unfunded loan commitments was required.

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

The general component covers pools of loans by loan class including commercial loans not considered individually impaired, as well as smaller balance homogeneous classes of loans, such as residential real estate, home equity lines of credit and other consumer loans. Accordingly, the Corporation generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a restructuring agreement. The pools of loans for each loan segment are evaluated for loss exposure based upon average historical net charge-off rates (currently thirty-six months), adjusted for qualitative factors. Qualitative risk factors (described in the following paragraph) are evaluated for the impact on each of the three distinct segments (residential mortgage, commercial and consumer) within the loan portfolio. Each qualitative factor is assigned a value to reflect improving, stable or declining conditions based on management’s judgment using relevant information available at the time of the evaluation. Any adjustments to the factors are supported by a narrative documentation of changes in conditions accompanying the allowance for loan losses calculation.

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 57% at December 31, 2016) are secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging data or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Loans whose terms are modified are classified as troubled debt restructurings if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve reductions in required payments, an extension of a loan’s stated maturity date or a temporary reduction in interest rate. Loans classified as troubled debt restructurings are designated as impaired. Non-accrual troubled debt restructurings may be restored to accrual status if the ultimately collectability of principal and interest payments under the modified terms is not in doubt, and there has been a period (generally, for at least six consecutive months) of satisfactory payment performance by the borrower either immediately before or after the restructuring.

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

SERVICING RIGHTS - The estimated fair value of servicing rights related to mortgage loans sold and serviced by the Corporation is recorded as an asset upon the sale of such loans. The valuation of servicing rights is adjusted quarterly, with changes in fair value included in Other Income in the consolidated statements of income. Significant inputs to the valuation include expected net servicing income to be received, the expected life of the underlying loans and the discount rate. The servicing rights asset is included in Other Assets in the consolidated balance sheets.

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

STOCK COMPENSATION PLANS - The Corporation’s stock-based compensation policy applies to all forms of stock-based compensation including stock options and restricted stock units. All stock-based compensation is accounted for under the fair value method as required by U.S. GAAP. The expense associated with stock-based compensation is recognized over the vesting period of each individual arrangement.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (ASUs) to the FASB Accounting Standards Codification (ASC). This section provides a summary description of recent ASUs that have significant implications (elected or required) within the consolidated financial statements, or that management expects may have a significant impact on financial statements issued in the near future.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a principles-based framework for revenue recognition that supersedes virtually all previously issued revenue recognition guidance under U.S. GAAP. Additionally, the ASU requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The core principle of the five-step revenue recognition framework is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2016, the FASB issued ASU 2016-10, which provides clarifying information related to identifying performance obligations and licensing. In May 2016, the FASB issued ASU 2016-12 and in December 2016, the FASB issued ASU 2016-20, which provide clarifying guidance in a few narrow areas and adds some practical expedients to the guidance. In August 2015 the FASB issued ASU 2015-14, which deferred the effective date of the revenue recognition standard by a year, making it applicable for the Corporation in the first quarter 2018 and for the annual period ending December 31, 2018. The amendments should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Initial adoption of this ASU is not expected to have a significant impact on the Corporation, as recognition of interest income and the larger sources of noninterest income in the Corporation’s current business model would not be impacted by the ASU. The Corporation is in the process of evaluating whether there will be any impact as a result of adopting the amendments.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. This makes significant changes in U.S. GAAP related to certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The changes provided for in this Update that are applicable to the Corporation are as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; however, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) for equity investments without readily determinable fair values, require a qualitative assessment to identify impairment, and if a qualitative assessment indicates that impairment exists, requiring an entity to measure the investment at fair value; (3) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments (at December 31, 2016 and 2015, the Corporation has no liabilities for which the fair value measurement option has been elected); (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this Update will become effective for the Corporation for annual and interim periods beginning in the first quarter 2018. With limited exceptions, early adoption of the amendments in this Update is not permitted. Amendments are to be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values should be applied prospectively. Initial adoption of this ASU is not expected to have a significant impact on the Corporation’s financial position; however, the method for determining the fair value of loans and other financial instruments for disclosure purposes will be affected.

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

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures. This ASU eliminates the requirement that when an investment qualifies for the equity method as a result of an increase in the level of ownership interest or influence, an investor must adjust the investment, results of operations and retained earnings retroactively as if the equity method had been in effect during all previous periods the investment had been held. The ASU requires the equity method investor to add the cost of acquiring an additional interest in the investee to the basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for the equity method. The ASU further requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method recognize through earnings the unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for the Corporation for annual and interim periods beginning in the first quarter 2017. The amendments should be applied prospectively upon their effective date. Initial adoption of this ASU in 2017 did not have a significant impact on the Corporation.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation. This ASU changes several aspects of accounting for share-based payment transactions, and includes some changes that apply only to nonpublic companies. This Update includes amendments that currently apply, or may apply in the future, to the Corporation related to the following: (1) accounting for the difference between the deduction for tax purposes and the amount of compensation cost recognized for financial reporting purposes; (2) classification of excess tax benefits on the statement of cash flows; (3) accounting for forfeitures; (4) accounting for awards partially settled in cash in excess of the employer’s minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The amendments in this Update are effective for the Corporation for annual and interim periods beginning in the first quarter 2017, with earlier adoption permitted. The ASU provides separate transition provisions for each of the amendments. Initial adoption of this ASU in 2017 did not have a significant impact on the Corporation.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) to simplify the accounting for goodwill impairment. This guidance, among other things, removes step 2 of the goodwill impairment test thus eliminating the need to determine the fair value of individual assets and liabilities of the reporting unit. Upon adoption of this ASU, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This may result in more or less impairment being recognized than under current guidance. This Update will become effective for the Corporation’s annual and interim goodwill impairment tests beginning in the first quarter of 2020.

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive (loss) income. The components of other comprehensive (loss) income, and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
2016
Unrealized losses on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	$(4,138)	$1,448	$(2,690)
Reclassification adjustment for (gains) realized in income	(1,158)	406	(752)
Other comprehensive loss on available-for-sale securities	(5,296)	1,854	(3,442)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	46	(16)	30
Amortization of net transition obligation, prior service cost and net actuarial gain included in net periodic benefit cost	(22)	8	(14)
Other comprehensive income on unfunded retirement obligations	24	(8)	16

Total other comprehensive loss	$(5,272)	$1,846	$(3,426)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
2015
Unrealized losses on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	$(1,429)	$500	$(929)
Reclassification adjustment for (gains) realized in income	(2,861)	1,002	(1,859)
Other comprehensive loss on available-for-sale securities	(4,290)	1,502	(2,788)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive loss	(135)	47	(88)
Amortization of net transition obligation, prior service cost, net actuarial loss and loss on settlement included in net periodic benefit cost	67	(23)	44
Other comprehensive loss on unfunded retirement obligations	(68)	24	(44)

Total other comprehensive loss	$(4,358)	$1,526	$(2,832)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
2014
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$10,774	$(3,771)	$7,003
Reclassification adjustment for (gains) realized in income	(1,104)	386	(718)
Other comprehensive income on available-for-sale securities	9,670	(3,385)	6,285

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	(79)	28	(51)
Amortization of net transition obligation, prior service cost, net actuarial loss and loss on settlement included in net periodic benefit cost	184	(65)	119
Other comprehensive income on unfunded retirement obligations	105	(37)	68

Total other comprehensive income	$9,775	$(3,422)	$6,353

Changes in the components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

(In Thousands)	Unrealized	Unfunded	Accumulated
	Holding Gains	Pension and	Other
	(Losses)	Postretirement	Comprehensive
	on Securities	Obligations	Income (Loss)
2016
Balance, beginning of period	$2,493	$35	$2,528
Other comprehensive loss before reclassifications	(2,690)	30	(2,660)
Amounts reclassified from accumulated other comprehensive (loss) income	(752)	(14)	(766)
Other comprehensive (loss) income	(3,442)	16	(3,426)
Balance, end of period	$(949)	$51	$(898)

2015
Balance, beginning of period	$5,281	$79	$5,360
Other comprehensive loss before reclassifications	(929)	(88)	(1,017)
Amounts reclassified from accumulated other comprehensive income	(1,859)	44	(1,815)
Other comprehensive loss	(2,788)	(44)	(2,832)
Balance, end of period	$2,493	$35	$2,528

2014
Balance, beginning of period	$(1,004)	$11	$(993)
Other comprehensive income before reclassifications	7,003	(51)	6,952
Amounts reclassified from accumulated other comprehensive income	(718)	119	(599)
Other comprehensive income	6,285	68	6,353
Balance, end of period	$5,281	$79	$5,360

Items reclassified out of each component of other comprehensive income are as follows:

For the Year Ended December 31, 2016
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale securities	$(1,158)	Realized gains on available-for-sale securities, net
	406	Income tax provision
	(752)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(31)	Pensions and other employee benefits
Actuarial loss	9	Pensions and other employee benefits
	(22)	Total before tax
	8	Income tax provision
	(14)	Net of tax
Total reclassifications for the period	$(766)

For the Year Ended December 31, 2015
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale Securities	$(2,861)	Realized gains on available-for-sale securities, net
	1,002	Income tax provision
	(1,859)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(31)	Pensions and other employee benefits
Actuarial loss	11	Pensions and other employee benefits
Loss on settlement	87	Pensions and other employee benefits
	67	Total before tax
	(23)	Income tax provision
	44	Net of tax
Total reclassifications for the period	$(1,815)

For the Year Ended December 31, 2014
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale Securities	$(1,104)	Realized gains on available-for-sale securities, net
	386	Income tax provision
	(718)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(31)	Pensions and other employee benefits
Actuarial loss	19	Pensions and other employee benefits
Loss on settlement	196	Pensions and other employee benefits
	184	Total before tax
	(65)	Income tax provision
	119	Net of tax
Total reclassifications for the period	$(599)

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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
2016
Earnings per share – basic	$15,762,000	12,098,129	$1.30
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		215,581
Hypothetical share repurchase at $21.23		(185,346)
Earnings per share – diluted	$15,762,000	12,128,364	$1.30

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
2015
Earnings per share – basic	$16,471,000	12,211,941	$1.35
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		210,402
Hypothetical share repurchase at $20.04		(188,570)
Earnings per share – diluted	$16,471,000	12,233,773	$1.35

2014
Earnings per share – basic	$17,086,000	12,390,067	$1.38
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		224,015
Hypothetical share repurchase at $19.41		(202,032)
Earnings per share – diluted	$17,086,000	12,412,050	$1.38

Stock options that were anti-dilutive were excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 31,153 shares in 2016, 61,590 shares in 2015 and 151,310 shares in 2014.

5. CASH AND DUE FROM BANKS

Cash and due from banks at December 31, 2016 and 2015 include the following:

(In thousands)	Dec. 31,	Dec. 31,
	2016	2015
Cash and cash equivalents	$28,621	$33,313
Certificates of deposit	3,488	2,748
Total cash and due from banks	$32,109	$36,061

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $16,654,000 at December 31, 2016 and $15,327,000 at December 31, 2015.

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

At December 31, 2016 and 2015, assets measured at fair value and the valuation methods used are as follows:

		December 31, 2016
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$9,541	$0	$9,541
Obligations of states and political subdivisions:
Tax-exempt	0	119,037	0	119,037
Taxable	0	30,297	0	30,297
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	58,404	0	58,404
Residential collateralized mortgage obligations	0	146,608	0	146,608
Commercial mortgage-backed securities	0	30,219	0	30,219
Total debt securities	0	394,106	0	394,106
Marketable equity securities	971	0	0	971
Total available-for-sale securities	971	394,106	0	395,077
Servicing rights	0	0	1,262	1,262
Total recurring fair value measurements	$971	$394,106	$1,262	$396,339

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,372	$3,372
Valuation allowance	0	0	(674)	(674)
Impaired loans, net	0	0	2,698	2,698
Foreclosed assets held for sale	0	0	2,180	2,180
Total nonrecurring fair value measurements	$0	$0	$4,878	$4,878

		December 31, 2015
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$10,483	$0	$10,483
Obligations of states and political subdivisions:
Tax-exempt	0	107,757	0	107,757
Taxable	0	34,597	0	34,597
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	73,343	0	73,343
Residential collateralized mortgage obligations	0	191,715	0	191,715
Collateralized debt obligations	0	9	0	9
Total debt securities	0	417,904	0	417,904
Marketable equity securities	2,386	0	0	2,386
Total available-for-sale securities	2,386	417,904	0	420,290
Servicing rights	0	0	1,296	1,296
Total recurring fair value measurements	$2,386	$417,904	$1,296	$421,586

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$1,933	$1,933
Valuation allowance	0	0	(820)	(820)
Impaired loans, net	0	0	1,113	1,113
Foreclosed assets held for sale	0	0	1,260	1,260
Total nonrecurring fair value measurements	$0	$0	$2,373	$2,373

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

Management’s evaluation and selection of valuation techniques and the unobservable inputs used in determining the fair values of assets valued using Level 3 methodologies include sensitive assumptions. Other market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amount calculated by management. The following table shows quantitative information regarding significant techniques and inputs used at December 31, 2016 and 2015 for servicing rights assets measured using unobservable inputs (Level 3 methodologies) on a recurring basis:

	Fair Value at
	12/31/16	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/16
Servicing rights	$1,262	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	138.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/15	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/15
Servicing rights	$1,296	Discounted cash flow	Discount rate	10.00%	Rate used through modeling period
			Loan prepayment speeds	146.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets (servicing rights) measured at fair value on a recurring basis:

(In Thousands)	Years Ended December 31,
	2016	2015	2014
Balance, beginning of period	$1,296	$1,281	$1,123
Issuances of servicing rights	248	177	185
Unrealized losses included in earnings	(282)	(162)	(27)
Balance, end of period	$1,262	$1,296	$1,281

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

At December 31, 2016 and 2015, quantitative information regarding significant techniques and inputs used for nonrecurring fair value measurements using unobservable inputs (Level 3 methodologies) are as follows:

(In Thousands, Except						Value at
Percentages)		Valuation				12/31/16
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	(Weighted
Asset	12/31/16	12/31/16	12/31/16	Technique	Inputs	Average)

Impaired loans:
Commercial:
Commercial loans secured by real estate	$2,773	$528	$2,245	Sales comparison	Discount to appraised value	7%
Commercial and industrial	95	95	0	Sales comparison	Discount to appraised value	100%
Loans secured by farmland	504	51	453	Sales comparison	Discount to appraised value	55%
Total impaired loans	$3,372	$674	$2,698
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$1,102	$0	$1,102	Sales comparison	Discount to appraised value	35%
Land	650	0	650	Sales comparison	Discount to appraised value	33%
Commercial real estate	428	0	428	Sales comparison	Discount to appraised value	50%
Total foreclosed assets held for sale	$2,180	$0	$2,180

(In Thousands, Except						Value at
Percentages)		Valuation				12/31/15
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	(Weighted
Asset	12/31/15	12/31/15	12/31/15	Technique	Inputs	Average)

Impaired loans:
Residential mortgage loans - first liens	$42	$1	$41	Sales comparison	Discount to appraised value	31%
Commercial:
Commercial loans secured by real estate	317	97	220	Sales comparison	Discount to appraised value	46%
Commercial and industrial	75	75	0	Sales comparison	Discount to appraised value	31%
Loans secured by farmland	512	52	460	Sales comparison	Discount to appraised value	49%
Multi-family (5 or more) residential	987	595	392	Sales comparison	Discount to appraised value	41%
Total impaired loans	$1,933	$820	$1,113
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$556	$0	$556	Sales comparison	Discount to appraised value	32%
Land	704	0	704	Sales comparison	Discount to appraised value	29%
Total foreclosed assets held for sale	$1,260	$0	$1,260

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

CERTIFICATES OF DEPOSIT - Fair values for certificates of deposit, included in cash and due from banks in the consolidated balance sheets, are based on quoted market prices for certificates of similar remaining maturities.

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable at December 31, 2016 and 2015. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	Valuation	December 31, 2016		December 31, 2015
	Method(s)	Carrying	Fair	Carrying	Fair
	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$28,621	$28,621	$33,313	$33,313
Certificates of deposit	Level 2	3,488	3,481	2,748	2,752
Available-for-sale securities	See Above	395,077	395,077	420,290	420,290
Restricted equity securities (included in Other Assets)	Level 2	4,426	4,426	4,657	4,657
Loans held for sale	Level 2	142	142	280	280
Loans, net	Level 3	743,362	725,787	696,991	685,552
Accrued interest receivable	Level 2	3,963	3,963	3,768	3,768
Servicing rights	Level 3	1,262	1,262	1,296	1,296

Financial liabilities:
Deposits with no stated maturity	Level 2	771,625	771,625	713,931	713,931
Time deposits	Level 2	212,218	212,274	221,684	221,891
Short-term borrowings	Level 2	26,175	26,024	53,496	53,398
Long-term borrowings	Level 2	38,454	39,062	38,767	40,166
Accrued interest payable	Level 2	65	65	70	70

7. SECURITIES

Amortized cost and fair value of available-for-sale securities at December 31, 2016 and 2015 are summarized as follows:

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$9,671	$5	$(135)	$9,541
Obligations of states and political subdivisions:
Tax-exempt	118,140	2,592	(1,695)	119,037
Taxable	30,073	303	(79)	30,297
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	58,922	306	(824)	58,404
Residential collateralized mortgage obligations	147,915	408	(1,715)	146,608
Commercial mortgage-backed securities	30,817	0	(598)	30,219
Total debt securities	395,538	3,614	(5,046)	394,106
Marketable equity securities	1,000	0	(29)	971
Total	$396,538	$3,614	$(5,075)	$395,077

		December 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$10,663	$12	$(192)	$10,483
Obligations of states and political subdivisions:
Tax-exempt	103,414	4,365	(22)	107,757
Taxable	34,317	381	(101)	34,597
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	73,227	486	(370)	73,343
Residential collateralized mortgage obligations	193,145	623	(2,053)	191,715
Collateralized debt obligations:	9	0	0	9
Total debt securities	414,775	5,867	(2,738)	417,904
Marketable equity securities	1,680	706	0	2,386
Total	$416,455	$6,573	$(2,738)	$420,290

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015:

December 31, 2016	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$7,899	$(135)	$0	$0	$7,899	$(135)
Obligations of states and political subdivisions:
Tax-exempt	54,479	(1,676)	1,278	(19)	55,757	(1,695)
Taxable	9,594	(79)	0	0	9,594	(79)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	48,674	(824)	0	0	48,674	(824)
Residential collateralized mortgage obligations	85,198	(1,124)	16,073	(591)	101,271	(1,715)
Commercial mortgage-backed securities	30,219	(598)	0	0	30,219	(598)
Total debt securities	236,063	(4,436)	17,351	(610)	253,414	(5,046)
Marketable equity securities	1,000	(29)	0	0	1,000	(29)
Total temporarily impaired available-for-sale securities	$237,063	$(4,465)	$17,351	$(610)	$254,414	$(5,075)

December 31, 2015	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$0	$0	$7,850	$(192)	$7,850	$(192)
Obligations of states and political subdivisions:
Tax-exempt	5,200	(19)	216	(3)	5,416	(22)
Taxable	10,605	(60)	2,910	(41)	13,515	(101)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	38,764	(295)	3,503	(75)	42,267	(370)
Residential collateralized mortgage obligations	88,355	(648)	49,273	(1,405)	137,628	(2,053)
Total temporarily impaired available-for-sale securities	$142,924	$(1,022)	$63,752	$(1,716)	$206,676	$(2,738)

Gross realized gains and losses from available-for-sale securities and the related income tax provision were as follows:

(In Thousands)
	2016	2015	2014
Gross realized gains from sales	$1,392	$2,972	$1,328
Gross realized losses from sales	(234)	(111)	(224)
Net realized gains	$1,158	$2,861	$1,104
Income tax provision related to net realized gains	$406	$1,002	$386

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of December 31, 2016. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2016
	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$18,678	$18,832
Due from one year through five years	69,558	70,657
Due from five years through ten years	44,527	43,979
Due after ten years	25,121	25,407
Sub-total	157,884	158,875
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	58,922	58,404
Residential collateralized mortgage obligations	147,915	146,608
Commercial mortgage-backed securities	30,817	30,219
Total	$395,538	$394,106

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

Investment securities carried at $230,803,000 at December 31, 2016 and $228,616,000 at December 31, 2015 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 12 for information concerning securities pledged to secure borrowing arrangements.

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

The Corporation recognized no net impairment losses in earnings for the years ended December 31, 2016, 2015 and 2014.

A summary of information management considered in evaluating debt and equity securities for OTTI at December 31, 2016 is provided below.

Debt Securities

At December 31, 2016 and 2015, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these debt securities at December 31, 2016 to be temporary.

Equity Securities

The Corporation’s marketable equity securities at December 31, 2016 consisted exclusively of one mutual fund. At December 31, 2015, the Corporation’s marketable equity securities consisted of stocks of banking companies. The Corporation recognized no other-than-temporary impairment losses related to equities in 2016, 2015 or 2014. At December 31, 2016, the mutual fund held by the Corporation had an unrealized loss of $29,000 for which management determined an OTTI charge was not required.

Realized gains from sales of equity securities (bank stocks) totaled $1,125,000 in 2016, $2,220,000 in 2015 and $363,000 in 2014.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheets, was $4,296,000 at December 31, 2016 and $4,527,000 at December 31, 2015. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at December 31, 2016 and December 31, 2015. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

8. LOANS

Loans outstanding at December 31, 2016 and 2015 are summarized as follows:

Summary of Loans by Type
(In Thousands)	Dec. 31,	Dec. 31,
	2016	2015
Residential mortgage:
Residential mortgage loans - first liens	$334,102	$304,783
Residential mortgage loans - junior liens	23,706	21,146
Home equity lines of credit	38,057	39,040
1-4 Family residential construction	24,908	21,121
Total residential mortgage	420,773	386,090
Commercial:
Commercial loans secured by real estate	150,468	154,779
Commercial and industrial	83,854	75,196
Political subdivisions	38,068	40,007
Commercial construction and land	14,287	5,122
Loans secured by farmland	7,294	7,019
Multi-family (5 or more) residential	7,896	9,188
Agricultural loans	3,998	4,671
Other commercial loans	11,475	12,152
Total commercial	317,340	308,134
Consumer	13,722	10,656
Total	751,835	704,880
Less: allowance for loan losses	(8,473)	(7,889)
Loans, net	$743,362	$696,991

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that make up the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at December 31, 2016.

Transactions within the allowance for loan losses, summarized by segment and class, were as follows:

Year Ended December 31, 2016	Dec. 31				Dec. 31
(In Thousands)	2015 Balance	Charge- offs	Recoveries	Provision (Credit)	2016 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,645	$(73)	$3	$458	$3,033
Residential mortgage loans - junior liens	219	0	0	39	258
Home equity lines of credit	347	0	0	3	350
1-4 Family residential construction	207	0	0	42	249
Total residential mortgage	3,418	(73)	3	542	3,890
Commercial:
Commercial loans secured by real estate	1,939	0	2	439	2,380
Commercial and industrial	981	(2)	3	17	999
Political subdivisions	0	0	0	0	0
Commercial construction and land	58	0	30	74	162
Loans secured by farmland	106	0	0	4	110
Multi-family (5 or more) residential	675	(595)	0	161	241
Agricultural loans	45	0	0	(5)	40
Other commercial loans	118	0	0	(3)	115
Total commercial	3,922	(597)	35	687	4,047
Consumer	122	(87)	82	21	138
Unallocated	427	0	0	(29)	398
Total Allowance for Loan Losses	$7,889	$(757)	$120	$1,221	$8,473

Year Ended December 31, 2015	Dec. 31,				Dec. 31,
(In Thousands)	2014 Balance	Charge- offs	Recoveries	Provision (Credit)	2015 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,941	$(175)	$1	$(122)	$2,645
Residential mortgage loans - junior liens	176	(42)	0	85	219
Home equity lines of credit	322	0	0	25	347
1-4 Family residential construction	214	0	0	(7)	207
Total residential mortgage	3,653	(217)	1	(19)	3,418
Commercial:
Commercial loans secured by real estate	1,758	(115)	208	88	1,939
Commercial and industrial	688	(21)	6	308	981
Political subdivisions	0	0	0	0	0
Commercial construction and land	283	(115)	0	(110)	58
Loans secured by farmland	165	0	0	(59)	106
Multi-family (5 or more) residential	87	0	0	588	675
Agricultural loans	31	0	0	14	45
Other commercial loans	131	0	0	(13)	118
Total commercial	3,143	(251)	214	816	3,922
Consumer	145	(94)	55	16	122
Unallocated	395	0	0	32	427
Total Allowance for Loan Losses	$7,336	$(562)	$270	$845	$7,889

Year Ended December 31, 2014	Dec. 31,				Dec. 31,
(In Thousands)	2013 Balance	Charge- offs	Recoveries	Provision (Credit)	2014 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,974	$(164)	$25	$106	$2,941
Residential mortgage loans - junior liens	294	(101)	0	(17)	176
Home equity lines of credit	269	(62)	0	115	322
1-4 Family residential construction	168	0	0	46	214
Total residential mortgage	3,705	(327)	25	250	3,653
Commercial:
Commercial loans secured by real estate	3,123	(1,521)	250	(94)	1,758
Commercial and industrial	591	(24)	9	112	688
Political subdivisions	0	0	0	0	0
Commercial construction and land	267	(170)	5	181	283
Loans secured by farmland	115	0	0	50	165
Multi-family (5 or more) residential	103	0	0	(16)	87
Agricultural loans	30	0	0	1	31
Other commercial loans	138	0	0	(7)	131
Total commercial	4,367	(1,715)	264	227	3,143
Consumer	193	(97)	47	2	145
Unallocated	398	0	0	(3)	395
Total Allowance for Loan Losses	$8,663	$(2,139)	$336	$476	$7,336

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of December 31, 2016 and 2015:

December 31, 2016
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$324,377	$408	$9,258	$59	$334,102
Residential mortgage loans - junior liens	23,274	132	300	0	23,706
Home equity lines of credit	37,360	123	574	0	38,057
1-4 Family residential construction	24,820	0	88	0	24,908
Total residential mortgage	409,831	663	10,220	59	420,773
Commercial:
Commercial loans secured by real estate	139,358	3,092	8,018	0	150,468
Commercial and Industrial	79,202	4,180	461	11	83,854
Political subdivisions	38,068	0	0	0	38,068
Commercial construction and land	14,136	70	81	0	14,287
Loans secured by farmland	5,745	129	1,404	16	7,294
Multi-family (5 or more) residential	7,277	0	619	0	7,896
Agricultural loans	3,208	0	790	0	3,998
Other commercial loans	11,401	0	74	0	11,475
Total commercial	298,395	7,471	11,447	27	317,340
Consumer	13,546	0	176	0	13,722
Totals	$721,772	$8,134	$21,843	$86	$751,835

December 31, 2015
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$295,302	$407	$9,007	$67	$304,783
Residential mortgage loans - junior liens	20,558	185	403	0	21,146
Home equity lines of credit	38,071	543	426	0	39,040
1-4 Family residential construction	21,104	17	0	0	21,121
Total residential mortgage	375,035	1,152	9,836	67	386,090
Commercial:
Commercial loans secured by real estate	140,381	5,862	8,536	0	154,779
Commercial and Industrial	71,225	2,106	1,737	128	75,196
Political subdivisions	40,007	0	0	0	40,007
Commercial construction and land	4,957	60	105	0	5,122
Loans secured by farmland	5,084	483	1,432	20	7,019
Multi-family (5 or more) residential	7,943	0	1,245	0	9,188
Agricultural loans	4,655	0	16	0	4,671
Other commercial loans	12,073	0	79	0	12,152
Total commercial	286,325	8,511	13,150	148	308,134
Consumer	10,490	21	145	0	10,656
Totals	$671,850	$9,684	$23,131	$215	$704,880

The scope of loans reviewed individually each quarter to determine if they are impaired include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Loans that are individually reviewed, but which are determined to not be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually reviewed, but which have been determined to not be impaired, are included in the “Collectively Evaluated” column in the table summarizing the allowance and associated loan balances as of December 31, 2016 and 2015. All loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of December 31, 2016 and 2015:

December 31, 2016	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$753	$333,349	$334,102	$0	$3,033	$3,033
Residential mortgage loans - junior liens	68	23,638	23,706	0	258	258
Home equity lines of credit	0	38,057	38,057	0	350	350
1-4 Family residential construction	0	24,908	24,908	0	249	249
Total residential mortgage	821	419,952	420,773	0	3,890	3,890
Commercial:
Commercial loans secured by real estate	8,005	142,463	150,468	528	1,852	2,380
Commercial and industrial	212	83,642	83,854	95	904	999
Political subdivisions	0	38,068	38,068	0	0	0
Commercial construction and land	0	14,287	14,287	0	162	162
Loans secured by farmland	1,394	5,900	7,294	51	59	110
Multi-family (5 or more) residential	392	7,504	7,896	0	241	241
Agricultural loans	13	3,985	3,998	0	40	40
Other commercial loans	0	11,475	11,475	0	115	115
Total commercial	10,016	307,324	317,340	674	3,373	4,047
Consumer	23	13,699	13,722	0	138	138
Unallocated						398

Total	$10,860	$740,975	$751,835	$674	$7,401	$8,473

December 31, 2015	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$884	$303,899	$304,783	$1	$2,644	$2,645
Residential mortgage loans - junior liens	74	21,072	21,146	0	219	219
Home equity lines of credit	0	39,040	39,040	0	347	347
1-4 Family residential construction	0	21,121	21,121	0	207	207
Total residential mortgage	958	385,132	386,090	1	3,417	3,418
Commercial:
Commercial loans secured by real estate	6,262	148,517	154,779	97	1,842	1,939
Commercial and industrial	324	74,872	75,196	75	906	981
Political subdivisions	0	40,007	40,007	0	0	0
Commercial construction and land	0	5,122	5,122	0	58	58
Loans secured by farmland	1,427	5,592	7,019	52	54	106
Multi-family (5 or more) residential	987	8,201	9,188	595	80	675
Agricultural loans	16	4,655	4,671	0	45	45
Other commercial loans	0	12,152	12,152	0	118	118
Total commercial	9,016	299,118	308,134	819	3,103	3,922
Consumer	0	10,656	10,656	0	122	122
Unallocated						427

Total	$9,974	$694,906	$704,880	$820	$6,642	$7,889

Summary information related to impaired loans as of December 31, 2016 and 2015 is as follows:

(In Thousands)	December 31, 2016			December 31, 2015
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Residential mortgage loans - first liens	$783	$753	$0	$842	$842	$0
Residential mortgage loans - junior liens	68	68	0	74	74	0
Commercial loans secured by real estate	6,975	5,232	0	7,580	5,945	0
Commercial and industrial	117	117	0	249	249	0
Loans secured by farmland	890	890	0	915	915	0
Multi-family (5 or more) residential	987	392	0	0	0	0
Agricultural loans	13	13	0	16	16	0
Consumer	23	23	0	0	0	0
Total with no related allowance recorded	9,856	7,488	0	9,676	8,041	0

With a related allowance recorded:
Residential mortgage loans - first liens	0	0	0	42	42	1
Commercial loans secured by real estate	2,773	2,773	528	317	317	97
Commercial and industrial	95	95	95	75	75	75
Loans secured by farmland	504	504	51	512	512	52
Multi-family (5 or more) residential	0	0	0	987	987	595
Total with a related allowance recorded	3,372	3,372	674	1,933	1,933	820
Total	$13,228	$10,860	$674	$11,609	$9,974	$820

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

				Interest Income Recognized on
	Average Investment in Impaired Loans			Impaired Loans on a Cash Basis
(In Thousands)	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Residential mortgage:
Residential mortgage loans - first lien	$806	$2,206	$4,272	$43	$86	$81
Residential mortgage loans - junior lien	71	64	168	3	4	3
Total residential mortgage	877	2,270	4,440	46	90	84
Commercial:
Commercial loans secured by real estate	6,806	6,357	7,192	495	380	469
Commercial and industrial	547	438	877	20	20	37
Commercial construction and land	0	40	395	0	0	9
Loans secured by farmland	1,409	1,459	1,413	94	103	101
Multi-family (5 or more) residential	511	790	0	0	0	0
Agricultural loans	14	21	41	1	3	3
Total commercial	9,287	9,105	9,918	610	506	619
Consumer	21	0	1	1	0	0
Total	$10,185	$11,375	$14,359	$657	$596	$703

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	December 31, 2016		December 31, 2015
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$3,022	$3,770	$2,381	$3,044
Residential mortgage loans - junior liens	114	0	79	0
Home equity lines of credit	320	11	130	0
Total residential mortgage	3,456	3,781	2,590	3,044
Commercial:
Commercial loans secured by real estate	2,774	3,080	503	5,730
Commercial and industrial	286	119	65	313
Loans secured by farmland	219	1,331	0	1,427
Multi-family (5 or more) residential	0	392	0	987
Agricultural loans	0	13	0	16
Total commercial	3,279	4,935	568	8,473
Consumer	103	20	71	0

Totals	$6,838	$8,736	$3,229	$11,517

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are considered past due ninety days or more, or nonaccrual.

The tables below present a summary of the contractual aging of loans as of December 31, 2016 and 2015:

	As of December 31, 2016				As of December 31, 2015
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$321,670	$6,695	$5,737	$334,102	$294,703	$6,156	$3,924	$304,783
Residential mortgage loans - junior liens	23,268	324	114	23,706	20,816	251	79	21,146
Home equity lines of credit	37,603	134	320	38,057	38,581	329	130	39,040
1-4 Family residential construction	24,567	341	0	24,908	21,121	0	0	21,121
Total residential mortgage	407,108	7,494	6,171	420,773	375,221	6,736	4,133	386,090

Commercial:
Commercial loans secured by real estate	147,464	82	2,922	150,468	153,427	108	1,244	154,779
Commercial and industrial	83,364	185	305	83,854	75,002	118	76	75,196
Political subdivisions	38,068	0	0	38,068	40,007	0	0	40,007
Commercial construction and land	14,199	88	0	14,287	5,018	104	0	5,122
Loans secured by farmland	6,181	83	1,030	7,294	5,970	223	826	7,019
Multi-family (5 or more) residential	7,439	65	392	7,896	8,201	0	987	9,188
Agricultural loans	3,981	4	13	3,998	4,642	13	16	4,671
Other commercial loans	11,475	0	0	11,475	12,152	0	0	12,152
Total commercial	312,171	507	4,662	317,340	304,419	566	3,149	308,134
Consumer	13,446	153	123	13,722	10,537	48	71	10,656

Totals	$732,725	$8,154	$10,956	$751,835	$690,177	$7,350	$7,353	$704,880

Nonaccrual loans are included in the contractual aging immediately above. A summary of the contractual aging of nonaccrual loans at December 31, 2016 and 2015 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
December 31, 2016 Nonaccrual Totals	$4,199	$419	$4,118	$8,736
December 31, 2015 Nonaccrual Totals	$7,100	$293	$4,124	$11,517

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired and reviewed each quarter to determine if a specific allowance for loan losses is required. The outstanding balance of loans subject to TDRs, as well as the contractual aging information at December 31, 2016 and 2015 is as follows:

Troubled Debt Restructurings (TDRs):

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
December 31, 2016 Totals	$5,453	$350	$0	$2,874	$8,677
December 31, 2015 Totals	$1,186	$0	$81	$5,097	$6,364

At December 31, 2016 and 2015, there were no commitments to loan additional funds to borrowers whose loans have been classified as TDRs.

A summary of TDRs that occurred during 2016, 2015 and 2014 is as follows:

(Balances in Thousands)
	2016		2015		2014
		Post-		Post-		Post-
	Number	Modification	Number	Modification	Number	Modification
	of	Recorded	of	Recorded	Of	Recorded
	Loans	Investment	Loans	Investment	Loans	Investment
Residential mortgage - first liens:
Extended maturity with interest rate reduction	1	$71	1	$56	1	$83
Extended maturity with reduced monthly payments	1	26	0	0	0	0
Interest only payments for a period of one year	0	0	0	0	1	34
Reduced monthly payments for a six-month period	0	0	1	242	1	33
Residential mortgage - junior liens,
Interest rate and monthly payment reduction	0	0	1	32	0	0
Commercial loans secured by real estate:
Interest only payments for a period of one year	1	2,773	0	0	0	0
Reduced monthly payments	0	0	0	0	5	5,193
Commercial and industrial:
Extended maturity	1	5	0	0	0	0
Reduced monthly payments	0	0	0	0	1	80
Consumer:
Interest rate and monthly payment reduction	0	0	1	30	0	0
New unsecured loan after short-fall from sale of property	1	24	0	0	0	0
Total	5	$2,899	4	$360	9	$5,423

In 2014, the TDRs for commercial loans relate to six contracts associated with one relationship. The Corporation entered into a forbearance agreement with this commercial borrower which included a reduction in monthly payment amounts over a fifteen-month period. At the end of the fifteen-month period, the monthly payment amounts would revert to the original amounts, unless the forbearance agreement was extended or the payment requirements otherwise modified. The forbearance agreement was extended for two additional twelve-month periods, most recently in July 2016. The Corporation recorded a charge-off of $1,486,000 in 2014 as a result of these modifications, as the payment amounts based on the forbearance agreement were not sufficient to fully amortize the contractual amount of principal outstanding on the loans. The amount of the charge-off was determined based on the excess of the contractual principal due over the present value of the payment amounts provided for in the forbearance agreement, assuming the revised payment amounts would continue until maturity, at the contractual interest rates. In December 2016, the Corporation and the borrower entered into a modification agreement, terminating the forbearance agreement and establishing loan terms with essentially the same interest rate and monthly payment amounts as had been in effect under the forbearance agreement. The weighted average maturity of the loan contracts has been extended under the modification agreement as compared to the maturities provided for in the original loan contracts. At December 31, 2016, the outstanding contractual balances of these loans total $6,529,000, and the recorded investments total $4,786,000. These loans are still classified as TDRs at December 31, 2016.

Except for the 2014 TDRs described in the immediately preceding paragraph, there were no differences between the outstanding contractual amounts and the recorded investments in receivables resulting from TDRs occurring in 2016, 2015 and 2014.

For 2016, 2015 and 2014, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months are summarized as follows:

(Balances in Thousands)

	2016		2015		2014
	Number		Number		Number
	of	Recorded	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment	Loans	Investment
Residential mortgage - first liens	2	$294	1	$32	3	$257
Residential mortgage - junior liens	1	29	0	0	1	62
Commercial loans secured by real estate	0	0	0	0	1	429
Commercial and industrial	1	5	0	0	0	0
Commercial construction and land	0	0	0	0	1	25
Loans secured by farmland	0	0	0	0	4	490
Agricultural loans	0	0	0	0	1	13
Consumer	1	27	0	0	0	0
Total	5	$355	1	$32	11	$1,276

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the consolidated balance sheets) is as follows:

(In Thousands)	Dec. 31,	Dec. 31,
	2016	2015
Foreclosed residential real estate	$1,102	$555

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	Dec. 31,	Dec. 31,
	2016	2015
Residential real estate in process of foreclosure	$2,738	$1,173

9. BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows:

(In Thousands)	December 31,
	2016	2015
Land	$2,818	$2,818
Buildings and improvements	27,619	27,092
Furniture and equipment	18,741	17,922
Construction in progress	392	243
Total	49,570	48,075
Less: accumulated depreciation	(34,173)	(32,669)
Net	$15,397	$15,406

Depreciation expense included in occupancy expense and furniture and equipment expense was as follows:

(In Thousands)	2016	2015	2014
Occupancy expense	$804	$954	$998
Furniture and equipment expense	785	934	942
Total	$1,589	$1,888	$1,940

10. INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill in 2016 and 2015. The balance in goodwill was $11,942,000 at December 31, 2016 and 2015. The Corporation did not complete any acquisitions in 2016 or 2015.

In testing goodwill for impairment as of December 31, 2016, the Corporation assessed qualitative factors to determine whether it is more likely than not that the fair value of its only reporting unit, its community banking operation, is less than its carrying amount. The qualitative factors assessed included the Corporation’s recent financial performance, economic conditions in the Corporation’s market area, macroeconomic conditions and other factors. Based on the assessment of qualitative factors, the Corporation determined that it is not more likely than not that the fair value of the community banking operation has fallen below its carrying value, and therefore, the Corporation did not perform the more detailed, two-step goodwill impairment test described in Topic 350. Accordingly, there was no goodwill impairment as of December 31, 2016.

Information related to the core deposit intangibles is as follows:

	December 31,
(In Thousands)	2016	2015
Gross amount	$2,034	$2,034
Less: accumulated amortization	(2,017)	(2,004)
Net	$17	$30

Amortization expense was $13,000 in 2016, $22,000 in 2015 and $35,000 in 2014. The amount of amortization expense to be recognized each of the ensuing five years is not significant.

11. DEPOSITS

At December 31, 2016, the scheduled maturities of time deposits are as follows:

(In Thousands)
2017	$113,974
2018	51,526
2019	25,302
2020	14,458
2021	6,710
Thereafter	248
Total	$212,218

Included in interest-bearing deposits are time deposits in the amount of $100,000 or more. As of December 31, 2016, the remaining maturities or time to next re-pricing of time deposits of $100,000 or more are as follows:

(In Thousands)
Three months or less	$32,987
Over 3 months through 12 months	11,663
Over 1 year through 3 years	11,508
Over 3 years	7,605
Total	$63,763

Interest expense from time deposits of $100,000 or more amounted to $524,000 in 2016, $482,000 in 2015 and $563,000 in 2014.

Time deposits of more than $250,000 totaled $7,929,000 at December 31, 2016 and $6,531,000 at December 31, 2015.

12. BORROWED FUNDS

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	Dec. 31,	Dec. 31,
	2016	2015
FHLB-Pittsburgh borrowings	$21,000	$48,581
Customer repurchase agreements	5,175	4,915
Total short-term borrowings	$26,175	$53,496

Short-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	Dec. 31,	Dec. 31
	2016	2015
Overnight borrowing	$21,000	$23,500
Other short-term advances	0	25,081
Total short-term FHLB-Pittsburgh borrowings	$21,000	$48,581

The weighted average interest rate on total short-term borrowings outstanding was 0.61% at December 31, 2016 and 0.60% at December 31, 2015. The maximum amount of total short-term borrowings outstanding at any month-end was $47,005,000 in 2016, $53,496,000 in 2015 and $7,919,000 in 2014.

The Corporation had available credit with other correspondent banks totaling $45,000,000 at December 31, 2016 and 2015. These lines of credit are primarily unsecured. No amounts were outstanding at December 31, 2016 or 2015.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At December 31, 2016, the Corporation had available credit in the amount of $15,636,000 on this line with no outstanding advances. At December 31, 2015, the Corporation had available credit in the amount of $19,606,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with a carrying value of $17,690,000 at December 31, 2016 and $20,039,000 at December 31, 2015.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $471,454,000 at December 31, 2016 and $450,883,000 at December 31, 2015. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $4,296,000 at December 31, 2016 and $4,527,000 at December 31, 2015. The Corporation’s total credit facility with FHLB-Pittsburgh was $339,221,000 at December 31, 2016, including an unused (available) amount of $306,767,000. At December 31, 2015, the Corporation’s total credit facility with FHLB-Pittsburgh was $322,709,000, including an unused (available) amount of $262,361,000.

At December 31, 2016, the overnight borrowing from FHLB-Pittsburgh of $21,000,000 had an interest rate of 0.74%. At December 31, 2015, the overnight borrowing from FHLB-Pittsburgh of $23,500,000 had an interest rate of 0.43%, and the other short-term advances included 12 advances of $2,090,000 each maturing monthly throughout 2016, with a weighted average interest rate of 0.86% and rates ranging from 0.54% to 1.052%.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at December 31, 2016 and December 31, 2015. The carrying value of the underlying securities was $15,019,000 at December 31, 2016 and $12,613,000 at December 31, 2015.

LONG-TERM BORROWINGS

Long-term borrowings (initial maturity of greater than one year) are as follows:
(In Thousands)	Dec. 31,	Dec. 31,
	2016	2015
FHLB-Pittsburgh borrowings	$11,454	$11,767
Repurchase agreements	27,000	27,000
Total long-term borrowings	$38,454	$38,767

Long-term borrowings from FHLB - Pittsburgh are as follows:
(In Thousands)	Dec. 31,	Dec. 31,
	2016	2015
Loan maturing in 2016 with a rate of 6.86%	$0	$57
Loan maturing in 2017 with a rate of 6.83%	4	10
Loan maturing in 2017 with a rate of 3.81%	10,000	10,000
Loan maturing in 2020 with a rate of 4.79%	646	821
Loan maturing in 2025 with a rate of 4.91%	804	879
Total long-term FHLB-Pittsburgh borrowings	$11,454	$11,767

The repurchase agreement included in long-term borrowings has an interest rate of 3.595% and an effective maturity date in December 2017.

In 2015, the Corporation incurred losses totaling $2,573,000 on prepayment of $34,000,000 of a repurchase agreement with an interest rate of 4.265%.

“The Repurchase Date,” as defined in the Master Repurchase Agreement between the Corporation and the broker-dealer, occurs quarterly on or about the 20th of each March, June, September and December until the “Final Repurchase Date” (as defined) on December 20, 2017. The Corporation pays interest, and the borrowing is putable by the issuer, on each Repurchase Date. The Final Repurchase Date is the effective maturity date of the borrowing.

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

The carrying value of the underlying securities was $31,494,000 at December 31, 2016 and $33,780,000 at December 31, 2015, as detailed in the following table:

(In Thousands)	Dec. 31,	Dec. 31,
	2016	2015
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	$18,181	$15,772
Residential collateralized mortgage obligations	13,313	18,008
Total	$31,494	$33,780

Two of the more significant risks associated with the repurchase agreement with the broker-dealer are as follows:

·	The borrowing is putable at quarterly intervals by the issuer. Accordingly, if interest rates were to rise to a sufficient level, the issuer would be expected to require the Corporation to pay off the borrowing. In this circumstance, the Corporation would be required to obtain new borrowing at a higher interest rate than the existing repurchase agreement or utilize cash from other sources to pay off the borrowing. If sales of available-for-sale securities were used to generate cash to pay off the borrowings, the value of such securities would be expected to have fallen, which could result in the Corporation recognizing a loss.

·	As principal pay-downs of mortgage backed securities and CMOs occur, the Corporation must have available, unencumbered assets or purchase a sufficient amount of assets with credit quality suitable to the broker-dealer to replace the amounts being paid off. Since pre-payments of mortgages typically increase as interest rates fall, the Corporation may be required to purchase additional assets at times when market rates are lower than the rates paid on the borrowings.

Average daily repurchase agreement borrowings amounted to $27,000,000 in 2016, $54,304,000 in 2015 and $61,000,000 in 2014. The maximum amounts of outstanding borrowings under repurchase agreements with broker-dealers were $27,000,000 in 2016 and $61,000,000 in 2015 and in 2014. The weighted average interest rate on repurchase agreements was 3.60% in 2016, 3.99% in 2015 and 4.02% in 2014.

13. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. The plan contains a cost-sharing feature which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at December 31, 2016 and December 31, 2015, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The following table shows the funded status of the defined benefit plans:

(In Thousands)

	Pension		Postretirement
	2016	2015	2016	2015
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$722	$1,085	$1,539	$1,378
Service cost	0	0	37	38
Interest cost	26	36	62	57
Plan participants' contributions	0	0	215	203
Actuarial loss (gain)	3	(46)	(30)	120
Benefits paid	(38)	(16)	(268)	(257)
Settlement of plan obligation	0	(337)	0	0
Benefit obligation at end of year	$713	$722	$1,555	$1,539

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$839	$1,208	$0	$0
Actual return on plan assets	45	(16)	0	0
Employer contribution	0	0	53	54
Plan participants' contributions	0	0	215	203
Benefits paid	(38)	(16)	(268)	(257)
Settlement of plan obligation	0	(337)	0	0
Fair value of plan assets at end of year	$846	$839	$0	$0

Funded status at end of year	$133	$117	($1,555)	($1,539)

At December 31, 2016 and 2015, the following pension plan and postretirement plan asset and liability amounts were recognized in the consolidated balance sheets:

Assets and liabilities:
(In Thousands)	Pension		Postretirement
	2016	2015	2016	2015
Other assets	$133	$117
Accrued interest and other liabilities			$1,555	$1,539

At December 31, 2016 and 2015, the following items included in accumulated other comprehensive income had not been recognized as components of expense:

Items not yet recognized as a component
of net periodic benefit cost:
(In Thousands)	Pension		Postretirement
	2016	2015	2016	2015
Prior service cost	$0	$0	$(340)	$(371)
Net actuarial loss	161	186	101	131
Total	$161	$186	$(239)	$(240)

For the defined benefit pension plan, amortization of the net actuarial loss is expected to be $7,000 in 2017. For the postretirement plan, the estimated amount of prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2017 is a reduction in expense of $31,000, and no net actuarial loss is expected to be amortized in 2017.

The accumulated benefit obligation for the defined benefit pension plan was $713,000 at December 31, 2016 and $722,000 at December 31, 2015.

The components of net periodic benefit costs from defined benefit plans are as follows:

(In Thousands)	Pension			Postretirement
	2016	2015	2014	2016	2015	2014
Service cost	$0	$0	$0	$37	$38	$34
Interest cost	26	36	73	62	57	57
Expected return on plan assets	(26)	(45)	(88)	0	0	0
Amortization of prior service cost	0	0	0	(31)	(31)	(31)
Recognized net actuarial loss	9	11	19	0	0	0
Loss on settlement	0	87	196	0	0	0
Total net periodic benefit cost	$9	$89	$200	$68	$64	$60

In 2015, there was a distribution from the pension plan of $337,000, or 32% of the plan’s total accumulated benefit obligation prior to the distribution. The Corporation recognized a loss of $87,000 (included in net periodic benefit cost) in 2015 as a result of this settlement. In 2014, there was a distribution from the pension plan of $781,000, or 42% of the plan’s total accumulated benefit obligation prior to the distribution. The Corporation recognized a loss of $196,000 (included in net periodic benefit cost) in 2014 as a result of this settlement.

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension			Postretirement
	2016	2015	2014	2016	2015	2014
Discount rate	4.30%	3.75%	4.50%	4.25%	4.00%	4.00%
Expected return on plan assets	5.00%	5.31%	5.31%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

The weighted-average assumptions used to determine benefit obligations as of December 31, 2016 and 2015 are as follows:

	Pension		Postretirement
	2016	2015	2016	2015
Discount rate	4.05%	4.30%	4.25%	4.25%
Rate of compensation increase	N/A	N/A	N/A	N/A

Estimated future benefit payments, including only estimated employer contributions for the postretirement plan, which reflect expected future service, are as follows:

(In Thousands)	Pension	Postretirement
2017	$222	$99
2018	15	103
2019	39	108
2020	12	114
2021	12	114
2022-2026	220	563

No estimated minimum contribution to the defined benefit pension plan is required in 2017, though the Corporation may make discretionary contributions.

The expected return on pension plan assets is a significant assumption used in the calculation of net periodic benefit cost. This assumption reflects the average long-term rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.

The fair values of pension plan assets at December 31, 2016 and 2015 are as follows:

	2016	2015
Mutual funds invested principally in:
Cash and cash equivalents	2%	2%
Debt securities	38%	38%
Equity securities	44%	46%
Alternative funds	16%	14%
Total	100%	100%

C&N Bank’s Trust and Financial Management Department manages the investment of the pension plan assets. The Plan’s securities include mutual funds invested principally in debt securities, a diversified mix of large, mid- and small-capitalization U.S. stocks, foreign stocks and alternative asset classes such as real estate, commodities, and inflation-protected securities. The fair values of plan assets are determined based on Level 1 inputs (as described in Note 6). At December 31, 2016, the targeted asset allocation of mutual funds for the pension plan was 44% equity securities, 38% debt securities, 16% alternative assets, and 2% cash. At December 31, 2015, the targeted asset allocation of mutual funds for the pension plan was 46% equity securities, 38% debt securities, 14% alternative assets and 2% cash. The pension plan’s assets do not include any shares of the Corporation’s common stock.

PROFIT SHARING AND DEFERRED COMPENSATION PLANS

The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation’s matching contributions to the Plan depend upon the tax deferred contributions of employees. The Corporation’s total basic and matching contributions were $646,000 in 2016, $609,000 in 2015 and $595,000 in 2014.

The Corporation has an Employee Stock Ownership Plan (ESOP). Contributions to the ESOP are discretionary, and the ESOP uses funds contributed to purchase Corporation stock for the accounts of ESOP participants. These purchases are made on the market (not directly from the Corporation), and employees are not permitted to purchase Corporation stock under the ESOP. The ESOP includes a diversification feature, which allows participants, upon reaching age 55 and 10 years of service (as defined), to sell up to 50% of their Corporation shares back to the ESOP over a period of 6 years. As of December 31, 2016 and 2015, there were no shares allocated for repurchase by the ESOP.

Dividends paid on shares held by the ESOP are charged to retained earnings. All Corporation shares owned through the ESOP are included in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share - basic and diluted. The ESOP held 417,753 shares of Corporation stock at December 31, 2016 and 410,004 shares at December 31, 2015, all of which had been allocated to Plan participants. The Corporation’s contributions to the ESOP totaled $549,000 in 2016, $522,000 in 2015 and $512,000 in 2014.

The Corporation has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to operating expense for officers’ supplemental deferred compensation were $184,000 in 2016, $167,000 in 2015 and $138,000 in 2014.

In December 2015, the Corporation established a nonqualified deferred compensation plan that allows selected officers, beginning in 2016, the option to defer receipt of cash compensation, including base salary and any cash bonuses or other cash incentives. This nonqualified deferred compensation plan does not provide for Corporation contributions.

STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of senior officers. A total of 850,000 shares of common stock may be issued under the Stock Incentive Plan. Awards may be made under the Stock Incentive Plan in the form of qualified options (“Incentive Stock Options,” as defined in the Internal Revenue Code), nonqualified options, stock appreciation rights or restricted stock. Historically through December 31, 2016, all awards made under this Plan have consisted of Incentive Stock Options or restricted stock. Incentive Stock Options have an exercise price equal to the market value of the stock at the date of grant, vest after 6 months and expire after 10 years. There are 280,682 shares available for issuance under the Stock Incentive Plan as of December 31, 2016.

Also, the Corporation has an Independent Directors Stock Incentive Plan. This plan permits awards of nonqualified stock options and/or restricted stock to non-employee directors. A total of 135,000 shares of common stock may be issued under the Independent Directors Stock Incentive Plan. The recipients’ rights to exercise stock options under this plan expire 10 years from the date of grant. The exercise prices of all stock options awarded under the Independent Directors Stock Incentive Plan are equal to market value as of the dates of grant. There are 21,868 shares available for issuance under the Independent Directors Stock Incentive Plan as of December 31, 2016.

Total stock-based compensation expense is as follows:

(In Thousands)	2016	2015	2014
Restricted stock	$578	$606	$412
Stock options	0	0	153
Total	$578	$606	$565

The following summarizes non-vested restricted stock activity for the year ended December 31, 2016:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding, December 31, 2015	62,212	$20.10
Granted	35,427	$20.42
Vested	(30,846)	$19.90
Forfeited	(3,431)	$20.41
Outstanding, December 31, 2016	63,362	$20.35

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. As of December 31, 2016, there was $662,000 total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.4 years.

In 2016, the Corporation awarded a total of 27,593 shares of restricted stock under the Stock Incentive Plan. Restricted stock awards under the Stock Incentive Plan in 2016 included the following: (1) a total of 17,289 shares to Executive Officers, vesting over a three-year term, with vesting for half of the shares dependent on satisfactory performance (time vesting) and vesting for half of the shares based on time vesting and upon the Corporation meeting an annual return on average equity (“ROAE”) performance ratio, as defined; and (2) a total of 10,304 shares to other employees, with time vesting over a three-year term. The Corporation did not meet the performance condition defined in the 2016 awards, as the Corporation’s return on average equity (“ROAE”) was in the 47th percentile of the defined Peer Group’s results for the 12-month period ended September 30, 2016. The minimum level for satisfying the performance condition defined in the 2016 awards was an ROAE at the 50th percentile of the Peer Group’s results. For purposes of the 2016 awards, the Peer Group included all publicly traded commercial banks and bank holding companies with headquarters in Pennsylvania, New York, New Jersey and Ohio, and total assets ranging between $750 million and $3.5 billion as of the beginning of the applicable period.

Restricted stock awards in 2015 included the following: (1) a total of 20,298 shares to employees, vesting over a four-year term, with vesting of all of the applicable shares contingent upon the Corporation meeting an annual ROAE performance ratio, as defined; (2) a total of 2,198 shares to employees, with time vesting over a four-year term; and (3) an award to the Chief Executive Officer of 5,174 shares, with time vesting over a three-year term. Most of the restricted stock awards issued under this Plan in 2015, 2014 and 2013 include a condition that the Corporation must meet an annual targeted ROAE performance ratio, as defined, in order for participants to vest. In 2016, 2015 and 2014, the Corporation met the ROAE target applicable to awards granted prior to 2016, which is based on the Corporation’s ROAE for 12-month periods ended September 30 of each year as compared to the applicable peer group of bank holding companies based in Pennsylvania and one local competitor based in New York with total assets of $750 million to $2 billion as of the beginning of each applicable period. For 2016, 2015 and 2014 restricted stock awards to individuals who are substantially involved in mortgage lending, vesting is not dependent on the Corporation’s ROAE.

In 2016, a total of 7,834 restricted shares were granted under the Independent Directors Stock Incentive Plan, subject to time vesting over a term of one year. In 2015, a total of 7,130 restricted shares were granted under the Independent Directors Stock Incentive Plan, also with time vesting over a term of one year.

There were no stock options granted in 2016 or 2015. The Corporation recorded stock option expense in 2014 based on estimated fair value calculated using the Black-Scholes-Merton option-pricing model with the following assumptions:

2014
Volatility	39%
Expected option lives	8 Years
Risk-free interest rate	2.85%
Dividend yield	4.33%

Management estimated the lives for options based on the Corporation’s average historical experience with both plans. The Corporation utilized its historical volatility and dividend yield over the immediately prior 8-year period to estimate future levels of volatility and dividend yield for the 2014 awards. The risk-free interest rate was based on the published yield of zero-coupon U.S. Treasury strips as of the grant date, with a maturity coinciding with the estimated option lives.

A summary of stock option activity is presented below:

	2016		2015		2014
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	248,486	$18.59	316,157	$19.05	358,176	$19.03
Granted	0		0		39,027	$20.45
Exercised	(35,880)	$18.86	(29,557)	$17.56	(50,415)	$17.57
Forfeited	(10,569)	$18.03	(20,211)	$19.76	(16,424)	$20.03
Expired	0		(17,903)	$27.00	(14,207)	$26.59
Outstanding, end of year	202,037	$18.58	248,486	$18.59	316,157	$19.05
Options exercisable at year-end	202,037	$18.58	248,486	$18.59	316,157	$19.05
Weighted-average fair value of options granted		N/A		N/A		$5.50
Weighted-average fair value of options forfeited		$4.04		$4.86		$4.89

The weighted-average remaining contractual term of outstanding stock options at December 31, 2016 was 4.0 years. The aggregate intrinsic value of stock options outstanding was $1,540,000 at December 31, 2016. The total intrinsic value of options exercised was $183,000 in 2016, $77,000 in 2015 and $90,000 in 2014.

The Corporation has issued shares from treasury stock for almost all stock option exercises through December 31, 2016. Management does not anticipate that stock repurchases will be necessary to accommodate stock option exercises in 2017.

In January 2017, the Corporation awarded 22,312 shares of restricted stock under the Stock Incentive Plan and 8,470 shares of restricted stock under the Independent Directors Stock Incentive Plans. The 2017 restricted stock awards under the Stock Incentive Plan vest ratably over three years, and vesting for one-half of the 14,897 restricted shares awarded to Executive Officers depends on the Corporation meeting a ROAE target each year. The 2017 restricted stock issued under the Independent Directors Stock Incentive Plan vests over one year. Total estimated stock-based compensation for 2017 is $652,000. The restricted stock awards made in January 2017 are not included in the tables above.

14. INCOME TAXES

The net deferred tax asset at December 31, 2016 and 2015 represents the following temporary difference components:

	December 31,	December 31,
(In Thousands)	2016	2015
Deferred tax assets:
Unrealized holding losses on securities	$512	$0
Net realized losses on securities	0	69
Allowance for loan losses	2,998	2,761
Other deferred tax assets	2,658	2,634
Total deferred tax assets	6,168	5,464

Deferred tax liabilities:
Unrealized holding gains on securities	0	1,342
Defined benefit plans - ASC 835	27	19
Bank premises and equipment	913	869
Core deposit intangibles	6	11
Other deferred tax liabilities	105	108
Total deferred tax liabilities	1,051	2,349
Deferred tax asset, net	$5,117	$3,115

The provision for income taxes includes the following:

(In thousands)	2016	2015	2014
Currently payable	$5,328	$5,097	$4,280
Tax expense resulting from allocations of certain tax benefits to equity or as a reduction in other assets	175	161	158
Deferred	(156)	79	1,254
Total provision	$5,347	$5,337	$5,692

A reconciliation of income tax at the statutory rate to the Corporation’s effective rate is as follows (amounts in thousands):

(Amounts in thousands)	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Expected provision	$7,388	35.00	$7,633	35.00	$7,972	35.00
Tax-exempt interest income	(1,801)	(8.53)	(1,914)	(8.78)	(1,982)	(8.70)
Nondeductible interest expense	40	0.19	51	0.23	56	0.25
Dividends received deduction	(22)	(0.10)	(75)	(0.34)	(79)	(0.35)
Increase in cash surrender value of life insurance	(134)	(0.63)	(135)	(0.62)	(132)	(0.58)
Employee stock option compensation	0	0.00	0	0.00	41	0.18
Tax benefit from limited partnership investment	(76)	(0.36)	(80)	(0.37)	(83)	(0.36)
Other, net	(48)	(0.23)	(143)	(0.66)	(101)	(0.44)
Effective income tax provision	$5,347	25.33	$5,337	24.47	$5,692	24.99

The Corporation has investments in three limited partnerships that manage affordable housing projects that have qualified for the federal low-income housing tax credit. The Corporation’s expected return from these investments is based on the receipt of tax credits and tax benefits from deductions of operating losses. The Corporation uses the effective yield method to account for these investments, with the benefits recognized as a reduction of the provision for income taxes. For two of the three limited partnership investments, the tax credits have been received in full in prior years, and the Corporation has fully realized the benefits of the credits and amortized its initial investments in the partnerships. The most recent affordable housing project was completed in 2013, and the Corporation received tax credits in 2013 through 2015 and expects to continue to receive tax credits annually through 2022. The carrying amount of the Corporation’s investment is $713,000 at December 31, 2016 and $812,000 at December 31, 2015 (included in Other Assets in the consolidated balance sheets). For 2016, the estimated amount of tax credits and other tax benefits to be received is $158,000 and the amount recognized as a reduction of the provision for income taxes is $76,000. In 2015, the Corporation received tax credits and other tax benefits totaling $160,000, and recognized a reduction of the provision for income tax of $80,000. In 2014, the Corporation received tax credits and other tax benefits totaling $159,000, and recognized a reduction of the provision for income tax of $83,000.

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns. With limited exceptions, the Corporation is no longer subject to examination by the Internal Revenue Service for years prior to 2013.

15. RELATED PARTY TRANSACTIONS

Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:

(In Thousands)	Beginning	New		Other	Ending
	Balance	Loans	Repayments	Changes	Balance
12 directors, 7 executive officers 2016	$10,246	$307	$(1,160)	$2,021	$11,414
11 directors, 7 executive officers 2015	12,023	52	(808)	(1,021)	10,246
12 directors, 8 executive officers 2014	12,547	188	(1,358)	646	12,023

In the table above, other changes represent net changes in the balance of existing lines of credit and transfers in and out of the related party category.

Deposits from related parties held by the Corporation amounted to $2,899,000 at December 31, 2016 and $3,194,000 at December 31, 2015.

16. OFF-BALANCE SHEET RISK

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate or liquidity risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments express the extent of involvement the Corporation has in particular classes of financial instruments.

The Corporation’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments whose contract amounts represent credit risk at December 31, 2016 and 2015 are as follows:

(In Thousands)	2016	2015
Commitments to extend credit	$180,768	$156,407
Standby letters of credit	9,025	13,340

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

Standby letters of credit are conditional commitments issued by the Corporation guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Some of the standby letters of credit are collateralized by real estate or other assets, and others are unsecured. The extent to which proceeds from liquidation of collateral would be expected to cover the maximum potential amount of future payments related to standby letters of credit is not estimable. The Corporation has recorded no liability associated with standby letters of credit as of December 31, 2016 and 2015.

Standby letters of credit as of December 31, 2016 expire as follows:

Year of Expiration	(In Thousands)
2017	$7,612
2018	387
2019	193
2020	64
2021	0
Thereafter	769
Total	$9,025

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and C&N Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital, Tier I capital (as defined in the regulations) and Common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2016 and 2015, that the Corporation and C&N Bank meet all capital adequacy requirements (described in more detail below) to which they are subject and maintain capital conservation buffers that allow the Corporation and C&N Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to certain executive officers.

To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier I risk based, Common equity risk based and Tier I leverage ratios as set forth in the following table. The Corporation’s and C&N Bank’s actual capital amounts and ratios are also presented in the following table:

(Dollars in Thousands)							Minimum To Be Well
			Minimum		Minimum To Maintain		Capitalized Under		Minimum To Meet
			Capital		Capital Conservation		Prompt Corrective		the Corporation's
	Actual		Requirement		Buffer at Reporting Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016:
Total capital to risk-weighted assets:
Consolidated	$183,597	23.60%	$62,245	³8%	$67,108	³8.625%	$77,806	³10%	$81,697	³10.5%
C&N Bank	162,705	21.03%	61,894	³8%	66,730	³8.625%	77,368	³10%	81,236	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	174,928	22.48%	31,122	³6%	51,547	³6.625%	62,245	³8%	66,135	³8.5%
C&N Bank	154,036	19.91%	30,947	³6%	51,256	³6.625%	61,894	³8%	65,762	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	174,928	22.48%	31,122	³4.5%	39,876	³5.125%	50,574	³6.5%	54,464	³7%
C&N Bank	154,036	19.91%	30,947	³4.5%	39,651	³5.125%	50,289	³6.5%	54,157	³7%
Tier 1 capital to average assets:
Consolidated	174,928	14.27%	49,026	³4%	N/A	N/A	61,282	³5%	61,282	³5%
C&N Bank	154,036	12.73%	48,404	³4%	N/A	N/A	60,506	³5%	60,506	³5%

December 31, 2015:
Total capital to risk-weighted assets:
Consolidated	$181,216	24.40%	$59,424	³8%	N/A	N/A	$74,281	³10%	$77,995	³10.5%
C&N Bank	161,187	21.83%	59,058	³8%	N/A	N/A	73,823	³10%	77,514	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	173,009	23.29%	29,712	³6%	N/A	N/A	59,424	³8%	63,139	³8.5%
C&N Bank	153,298	20.77%	29,529	³6%	N/A	N/A	59,058	³8%	62,749	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	173,009	23.29%	29,712	³4.5%	N/A	N/A	48,282	³6.5%	51,996	³7%
C&N Bank	153,298	20.77%	29,529	³4.5%	N/A	N/A	47,985	³6.5%	51,676	³7%
Tier 1 capital to average assets:
Consolidated	173,009	14.31%	48,355	³4%	N/A	N/A	60,444	³5%	60,444	³5%
C&N Bank	153,298	12.81%	47,861	³4%	N/A	N/A	59,826	³5%	59,826	³5%

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

The current (new) capital rule provides that, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. Phase-in of the capital conservation buffer requirements became effective January 1, 2016. The transition schedule for new ratios, including the capital conservation buffer, is as follows:

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

At December 31, 2016, the Corporation’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 15.60%. C&N Bank’s Capital Conservation Buffer (also determined based on the minimum total capital ratio) was 13.03%.

Banking regulators limit the amount of dividends that may be paid by C&N Bank to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $87,631,000 at December 31, 2016, subject to the minimum capital ratio requirements noted above.

Restrictions imposed by federal law prohibit the Corporation from borrowing from C&N Bank unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of C&N Bank’s tangible stockholder’s equity (excluding accumulated other comprehensive income) or $15,404,000 at December 31, 2016.

19. PARENT COMPANY ONLY

The following is condensed financial information for Citizens & Northern Corporation:

CONDENSED BALANCE SHEET	December 31,
(In Thousands)	2016	2015
ASSETS
Cash	$6,033	$5,847
Investment in subsidiaries:
Citizens & Northern Bank	165,397	167,277
Citizens & Northern Investment Corporation	11,168	10,966
Bucktail Life Insurance Company	3,419	3,392
Other assets	4	24
TOTAL ASSETS	$186,021	$187,506

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$13	$19
Stockholders' equity	186,008	187,487
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$186,021	$187,506

CONDENSED INCOME STATEMENT
(In Thousands)	2016	2015	2014
Dividends from Citizens & Northern Bank	$14,960	$11,569	$22,608
Expenses	(367)	(234)	(112)
Income before equity in undistributed income of subsidiaries	14,593	11,335	22,496
Equity in undistributed income of subsidiaries	1,169	5,136	(5,410)
NET INCOME	$15,762	$16,471	$17,086

CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,762	$16,471	$17,086
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Subsidiaries	(1,169)	(5,136)	5,410
Decrease (increase) in other assets	20	12	(36)
(Decrease) increase in other liabilities	(6)	12	1
Net Cash Provided by Operating Activities	14,607	11,359	22,461

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of treasury stock	263	381	123
Tax benefit from compensation plans, net	151	143	137
Purchase of treasury stock	(3,723)	(4,415)	(4,002)
Dividends paid	(11,112)	(11,245)	(11,392)
Net Cash Used in Financing Activities	(14,421)	(15,136)	(15,134)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	186	(3,777)	7,327
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,847	9,624	2,297
CASH AND CASH EQUIVALENTS, END OF YEAR	$6,033	$5,847	$9,624

20. SUMMARY OF QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following table presents summarized quarterly financial data for 2016 and 2015:

(In Thousands Except Per Share Data) (Unaudited)

	2016 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$10,937	$10,924	$11,131	$11,106
Interest expense	904	925	944	920
Net interest income	10,033	9,999	10,187	10,186
Provision (credit) for loan losses	368	318	538	(3)
Net interest income after provision (credit) for loan losses	9,665	9,681	9,649	10,189
Other income	3,690	3,906	3,884	4,031
Net gains on available-for-sale securities	383	122	584	69
Other expenses	9,072	8,535	8,579	8,558
Income before income tax provision	4,666	5,174	5,538	5,731
Income tax provision	1,093	1,303	1,451	1,500
Net income	$3,573	$3,871	$4,087	$4,231
Net income per share – basic	$0.29	$0.32	$0.34	$0.35
Net income per share – diluted	$0.29	$0.32	$0.34	$0.35

	2015 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$11,163	$11,186	$11,134	$11,036
Interest expense	1,213	1,176	1,126	1,087
Net interest income	9,950	10,010	10,008	9,949
Provision for loan losses	3	221	302	319
Net interest income after provision for loan losses	9,947	9,789	9,706	9,630
Other income	3,556	3,962	3,961	3,999
Net gains on available-for-sale securities	74	932	79	1,776
Loss on prepayment of borrowings	0	910	0	1,663
Other expenses	8,533	7,964	8,117	8,416
Income before income tax provision	5,044	5,809	5,629	5,326
Income tax provision	1,229	1,452	1,395	1,261
Net income	$3,815	$4,357	$4,234	$4,065
Net income per share – basic	$0.31	$0.36	$0.35	$0.33
Net income per share – diluted	$0.31	$0.36	$0.35	$0.33

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited the accompanying consolidated balance sheets of Citizens & Northern Corporation and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. Citizens & Northern Corporation and subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens & Northern Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens & Northern Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2017 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Williamsport, Pennsylvania

February 16, 2017

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, we concluded that, as of December 31, 2016, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013).

Baker Tilly Virchow Krause, LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2016. That report appears below.

February 16, 2017	By:	/s/ J. Bradley Scovill
Date		President and Chief Executive Officer

February 16, 2017	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer

Report Of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited Citizens & Northern Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Citizens & Northern Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Citizens & Northern Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Citizens & Northern Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of Citizens & Northern Corporation and subsidiaries, and our report dated February 16, 2017 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Williamsport, Pennsylvania

February 16, 2017

ITEM 9B. OTHER INFORMATION

There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter 2016 that was not disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is incorporated herein by reference to disclosure under the captions “Proposal 1 - Election of Directors,” “Executive Officers,” “Information Concerning Security Ownership” and “Meetings and Committees of the Board of Directors” of the Corporation’s proxy statement dated March 10, 2017 for the annual meeting of stockholders to be held on April 20, 2017.

The Corporation’s Board of Directors has adopted a Code of Ethics, available on the Corporation’s web site at www.cnbankpa.com for the Corporation’s employees, officers and directors. (The provisions of the Code of Ethics are also included in the Corporation’s employee handbook.)

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to disclosure under the captions “Compensation Discussion and Analysis” and “Executive Compensation Tables” of the Corporation’s proxy statement dated March 10, 2017 for the annual meeting of stockholders to be held on April 20, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the caption “Beneficial Ownership of Executive Officers and Directors” of the Corporation’s proxy statement dated March 10, 2017 for the annual meeting of stockholders to be held on April 20, 2017.

“Equity Compensation Plan Information” as required by Item 201(d) of Regulation S-K is incorporated by reference herein from Item 5 (Market for Registrant’s Common Equity and Related Stockholder Matters) of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning loans and deposit balances with Directors and Executive Officers is provided in Note 15 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Additional information, including information concerning director independence, is incorporated herein by reference to disclosure appearing under the captions “Director Independence” and "Related Person Transaction and Policies" of the Corporation's proxy statement dated March 10, 2017 for the annual meeting of stockholders to be held on April 20, 2017.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning services provided by the Corporation’s independent auditor Baker Tilly Virchow Krause, LLP, the audit committee’s pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the caption “Fees of Independent Public Accountants” of the Corporation’s proxy statement dated March 10, 2017 for the annual meeting of stockholders to be held on April 20, 2017.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following consolidated financial statements are set forth in Part II, Item 8:

Page
Report of Independent Registered Public Accounting Firm	87

Financial Statements:
Consolidated Balance Sheets - December 31, 2016 and 2015	41
Consolidated Statements of Income - Years Ended December 31, 2016, 2015 and 2014	42
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2016, 2015 and 2014	43
Consolidated Statements of Changes in Stockholders' Equity -Years Ended December 31, 2016, 2015 and 2014	44
Consolidated Statements of Cash Flows - Years Ended December 31, 2016, 2015 and 2014	45
Notes to Consolidated Financial Statements	46-86

(a)(2) Financial statement schedules are not applicable or included in the financial statements or related notes.

2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed April 19, 2013

4. Instruments defining the rights of Security holders, including Indentures	Not applicable

9. Voting trust agreement	Not applicable

10. Material contracts:
10.1 Form of Restricted Stock agreement dated January 4, 2017 between the Corporation and Executive Officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

10.2 Form of Restricted Stock agreement dated January 4, 2017 between the Corporation and certain non-executive officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

10.3 Form of Restricted Stock agreement dated January 4, 2017 between the Corporation and its independent directors pursuant to the Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Filed herewith

10.4 2017 Annual Performance Incentive Award Plan	Filed herewith

10.5 2017 Annual Performance Incentive Award Plan - Mortgage Lenders	Filed herewith

10.6 Employment agreement dated March 2, 2015 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on February 9, 2015

10.7 Employment agreement dated September 19, 2013 between the Corporation and Mark A. Hughes	Incorporated by reference to Exhibit 10.2 filed with Corporation’s Form 8-K on September 19, 2013

10.8 Employment agreement dated September 19, 2013 between the Corporation and Harold F. Hoose, III	Incorporated by reference to Exhibit 10.3 filed with Corporation’s Form 8-K on September 19, 2013

10.9 Employment agreement dated September 19, 2013 between the Corporation and Deborah E. Scott	Incorporated by reference to Exhibit 10.4 filed with Corporation’s Form 8-K on September 19, 2013

10.10 Form of Indemnification Agreement dated February 11, 2015 between the Corporation and Stan R. Dunsmore	Incorporated by reference to Exhibit 10.9 filed with Corporation’s Form 10-K on February 26, 2015

10.11 Form of Indemnification Agreement dated January 2, 2013 between the Corporation and Shelley L. D'Haene	Incorporated by reference to Exhibit 10.5 filed with Corporation’s Form 10-K on February 21, 2013

10.12 Form of Indemnification Agreement dated January 19, 2011 between the Corporation and John M. Reber	Incorporated by reference to Exhibit 10.6 filed with Corporation's Form 10-K on Feb. 28, 2011

10.13 Form of Indemnification Agreements dated May 2004 between the Corporation and the Directors and certain officers	Incorporated by reference to Exhibit 10.1 filed with Corporation’s 10-K on March 14, 2005

10.14 Change in Control Agreement dated March 17, 2015 between the Corporation and Stan R. Dunsmore	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on May 8, 2015

10.15 Change in Control Agreement dated January 2, 2013 between the Corporation and Shelley L. D'Haene	Incorporated by reference to Exhibit 10.7 filed with Corporation’s Form 10-K on February 21, 2013

10.16 Change in Control Agreement dated January 20, 2005 Between the Corporation and John M. Reber	Incorporated by reference to Exhibit 10.18 filed with Corporation’s Form 10-K on February 18, 2016

10.17 Change in Control Agreement dated December 31, 2003 between the Corporation and Thomas L. Rudy, Jr.	Incorporated by reference to Exhibit 10.2 filed with the Corporation's Form 10-K on March 14, 2005

10.18 Third Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation's proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.19 Second Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 filed with the Corporation's Form 10-K on March 10, 2004

10.20 First Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with the Corporation's Form 10-K on March 10, 2004

10.21 Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 filed with the Corporation's Form 10-K on March 10, 2004

10.22 First Amendment to Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit B to the Corporation's proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.23 Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation's proxy statement dated March 19, 2001 for the annual meeting of stockholders held on April 17, 2001.

10.24 Citizens & Northern Corporation Supplemental Executive Retirement Plan (as amended and restated)	Incorporated by reference to Exhibit 10.21 filed with the Corporation's Form 10-K on March 6, 2009

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 4 to the Consolidated Financial Statements, which is included in Part II, Item 8 of Form 10-K

12. Statements re: computation of ratios	Not applicable

13. Annual report to security holders, Form 10-Q or quarterly report to security holders	Not applicable

14. Code of ethics	The Code of Ethics is available through the Corporation's website at www.cnbankpa.com. To access the Code of Ethics, click on "Investor Relations," followed by “Pages within Investor Relations,” “Corporate Governance Policies,” and “Code of Ethics.”

16. Letter re: change in certifying accountant	Not applicable

18. Letter re: change in accounting principles	Not applicable

21. Subsidiaries of the registrant	Filed herewith

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consent of Independent Registered Public Accounting Firm	Filed herewith

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

33. Report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

34. Attestation report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

35. Service compliance statement	Not applicable

99. Additional exhibits:
99.1 Additional information mailed or made available online to shareholders with proxy statement and Form 10-K on March 10, 2017	Filed herewith

100. XBRL-related documents	Not applicable

101. Interactive data file	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By: /s/ J. Bradley Scovill
President and Chief Executive Officer

Date: February 16, 2017

By: /s/ Mark A. Hughes
Treasurer and Principal Accounting Officer

Date: February 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS

/s/	Dennis F. Beardslee	/s/	Edward H. Owlett, III
	Dennis F. Beardslee		Edward H. Owlett, III
	Date: February 16, 2017		Date: February 16, 2017

/s/	Jan E. Fisher	/s/	J. Bradley Scovill
	Jan E. Fisher		J. Bradley Scovill
	Date: February 16, 2017		Date: February 16, 2017

/s/	R. Bruce Haner	/s/	Leonard Simpson
	R. Bruce Haner		Leonard Simpson
	Date: February 16, 2017		Date: February 16, 2017

/s/	Susan E. Hartley	/s/	James E. Towner
	Susan E. Hartley		James E. Towner
	Date: February 16, 2017		Date: February 16, 2017

/s/	Leo F. Lambert	/s/	Ann M. Tyler
	Leo F. Lambert		Ann M. Tyler
	Date: February 16, 2017		Date: February 16, 2017

/s/	Terry L. Lehman	/s/	Frank G. Pellegrino
	Terry L. Lehman		Frank G. Pellegrino
	Date: February 16, 2017		Date: February 16, 2017

