Form 10-Q
period 2017-03-31
CITIZENS & NORTHERN CORP
filed 2017-05-04
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	12,159,607 Shares Outstanding on May 1, 2017

CITIZENS & NORTHERN CORPORATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data) (Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and due from banks:
Noninterest-bearing	$18,489	$17,551
Interest-bearing	14,054	14,558
Total cash and due from banks	32,543	32,109
Available-for-sale securities, at fair value	376,919	395,077
Loans held for sale	163	142

Loans receivable	762,021	751,835
Allowance for loan losses	(8,744)	(8,473)
Loans, net	753,277	743,362

Bank-owned life insurance	19,794	19,704
Accrued interest receivable	3,804	3,963
Bank premises and equipment, net	15,738	15,397
Foreclosed assets held for sale	1,878	2,180
Deferred tax asset, net	4,616	5,117
Intangible assets - Goodwill and core deposit intangibles	11,958	11,959
Other assets	13,234	13,282
TOTAL ASSETS	$1,233,924	$1,242,292

LIABILITIES
Deposits:
Noninterest-bearing	$234,980	$224,175
Interest-bearing	745,271	759,668
Total deposits	980,251	983,843
Short-term borrowings	20,744	26,175
Long-term borrowings	38,388	38,454
Accrued interest and other liabilities	7,191	7,812
TOTAL LIABILITIES	1,046,574	1,056,284

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares; issued 12,655,171; outstanding 12,159,607 at March 31, 2017 and 12,113,228 December 31, 2016	12,655	12,655
Paid-in capital	71,454	71,730
Retained earnings	113,106	112,790
Treasury stock, at cost; 495,564 shares at March 31, 2017 and 541,943 shares at December 31, 2016	(9,390)	(10,269)
Accumulated other comprehensive loss	(475)	(898)
TOTAL STOCKHOLDERS' EQUITY	187,350	186,008
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,233,924	$1,242,292

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Income

(In Thousands Except Per Share Data) (Unaudited)

	3 Months Ended
	March 31,	March 31,
	2017	2016
INTEREST INCOME
Interest and fees on loans:
Taxable	$8,374	$7,974
Tax-exempt	450	448
Interest on mortgages held for sale	4	6
Interest on balances with depository institutions	32	24
Income from available-for-sale securities:
Taxable	1,403	1,555
Tax-exempt	844	896
Dividends	5	34
Total interest and dividend income	11,112	10,937
INTEREST EXPENSE
Interest on deposits	521	479
Interest on short-term borrowings	77	62
Interest on long-term borrowings	355	363
Total interest expense	953	904
Net interest income	10,159	10,033
Provision for loan losses	452	368
Net interest income after provision for loan losses	9,707	9,665
OTHER INCOME
Service charges on deposit accounts	1,084	1,138
Service charges and fees	97	94
Trust and financial management revenue	1,180	1,144
Brokerage revenue	156	173
Insurance commissions, fees and premiums	41	21
Interchange revenue from debit card transactions	520	463
Net gains from sale of loans	166	168
Loan servicing fees, net	72	22
Increase in cash surrender value of life insurance	90	96
Other operating income	458	371
Sub-total	3,864	3,690
Realized gains on available-for-sale securities, net	145	383
Total other income	4,009	4,073
OTHER EXPENSES
Salaries and wages	3,868	3,887
Pensions and other employee benefits	1,530	1,437
Occupancy expense, net	578	609
Furniture and equipment expense	453	427
FDIC Assessments	94	142
Pennsylvania shares tax	336	322
Professional fees	227	289
Automated teller machine and interchange expense	294	249
Software subscriptions	280	241
Other operating expense	1,638	1,469
Total other expenses	9,298	9,072
Income before income tax provision	4,418	4,666
Income tax provision	984	1,093
NET INCOME	$3,434	$3,573
EARNINGS PER COMMON SHARE - BASIC	$0.28	$0.29
EARNINGS PER COMMON SHARE - DILUTED	$0.28	$0.29

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income

(In Thousands) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016
Net income	$3,434	$3,573

Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	636	4,774
Reclassification adjustment for gains realized in income	(145)	(383)
Other comprehensive gain on available-for-sale securities	491	4,391

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in accumulated other comprehensive gain	166	26
Amortization of net transition obligation, prior service cost and net actuarial (gain) loss included in net periodic benefit cost	(6)	(5)
Other comprehensive gain on unfunded retirement obligations	160	21

Other comprehensive income before income tax	651	4,412
Income tax related to other comprehensive income	(228)	(1,544)

Net other comprehensive income	423	2,868

Comprehensive income	$3,857	$6,441

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	3 Months Ended
	March 31,	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,434	$3,573
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	452	368
Realized gains on available-for-sale securities, net	(145)	(383)
Depreciation expense	404	408
Accretion and amortization on securities, net	314	297
Increase in cash surrender value of life insurance	(90)	(96)
Stock-based compensation and other expense	168	162
Deferred income taxes	273	622
Decrease in fair value of servicing rights	30	71
Gains on sales of loans, net	(166)	(168)
Origination of loans for sale	(5,558)	(4,975)
Proceeds from sales of loans	5,657	4,861
Increase in accrued interest receivable and other assets	(171)	(759)
Decrease in accrued interest payable and other liabilities	(461)	(289)
Other	34	45
Net Cash Provided by Operating Activities	4,175	3,737
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	100	100
Purchase of certificates of deposit	(100)	(100)
Proceeds from sales of available-for-sale securities	13,856	8,695
Proceeds from calls and maturities of available-for-sale securities	12,771	17,318
Purchase of available-for-sale securities	(8,147)	(14,852)
Redemption of Federal Home Loan Bank of Pittsburgh stock	2,491	2,297
Purchase of Federal Home Loan Bank of Pittsburgh stock	(2,130)	(901)
Net (increase) decrease in loans	(10,580)	2,313
Purchase of premises and equipment	(745)	(378)
Proceeds from sale of foreclosed assets	469	0
Other	46	49
Net Cash Provided by Investing Activities	8,031	14,541
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(3,592)	20,233
Net decrease in short-term borrowings	(5,431)	(27,544)
Repayments of long-term borrowings	(66)	(75)
Purchase of treasury stock	0	(3,070)
Sale of treasury stock	53	34
Tax benefit from compensation plans	0	45
Common dividends paid	(2,736)	(2,789)
Net Cash Used in Financing Activities	(11,772)	(13,166)
INCREASE IN CASH AND CASH EQUIVALENTS	434	5,112
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	28,621	33,313
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,055	$38,425

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$216	$370
Accrued redemption of bank-owned life insurance policy	$0	$1,442
Interest paid	$951	$905
Income taxes paid	$200	$225

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

(In Thousands Except Share and Per Share Data)

(Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Three Months Ended March 31, 2017
Balance, December 31, 2016	12,655,171	541,943	$12,655	$71,730	$112,790	$(898)	$(10,269)	$186,008
Net income					3,434			3,434
Other comprehensive income, net						423		423
Cash dividends declared on common stock, $0.26 per share					(3,118)			(3,118)
Shares issued for dividend reinvestment plan		(15,831)		82			300	382
Shares issued from treasury and redeemed related to exercise of stock options		(2,804)		1			52	53
Restricted stock granted		(30,782)		(583)			583	0
Forfeiture of restricted stock		3,038		56			(56)	0
Stock-based compensation expense				168				168
Balance, March 31, 2017	12,655,171	495,564	$12,655	$71,454	$113,106	$(475)	$(9,390)	$187,350

Three Months Ended March 31, 2016
Balance, December 31, 2015	12,655,171	474,548	$12,655	$71,654	$109,454	$2,528	$(8,804)	$187,487
Net income					3,573			3,573
Other comprehensive income, net						2,868		2,868
Cash dividends declared on common stock, $0.26 per share					(3,165)			(3,165)
Shares issued for dividend reinvestment plan		(18,777)		24			352	376
Treasury stock purchased		154,350					(3,070)	(3,070)
Shares issued from treasury and redeemed related to exercise of stock options		(2,090)		(4)			38	34
Restricted stock granted		(34,199)		(635)			635	0
Forfeiture of restricted stock		309		5			(5)	0
Stock-based compensation expense				162				162
Tax benefit from dividends on restricted stock				6				6
Tax benefit from compensation plans					39			39
Balance, March 31, 2016	12,655,171	574,141	$12,655	$71,212	$109,901	$5,396	$(10,854)	$188,310

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF INTERIM PRESENTATION

The consolidated financial information included herein, with the exception of the consolidated balance sheet dated December 31, 2016, is unaudited. Such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity for the interim periods; however, the information does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for a complete set of financial statements. Certain 2016 information has been reclassified for consistency with the 2017 presentation.

Operating results reported for the three-month period ended March 31, 2017 might not be indicative of the results for the year ending December 31, 2017. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

2. PER SHARE DATA

Basic earnings per common share are calculated using the two-class method to determine income attributable to common shareholders. Unvested restricted stock awards that contain nonforfeitable rights to dividends are considered participating securities under the two-class method. Distributed dividends and an allocation of undistributed net income to participating securities reduce the amount of income attributable to common shareholders. Income attributable to common shareholders is then divided by weighted-average common shares outstanding for the period to determine basic earnings per common share.

Diluted earnings per common share are calculated under the more dilutive of either the treasury method or the two-class method. Diluted earnings per common share is computed using weighted average common shares outstanding, plus weighted-average common shares available from the exercise of all dilutive stock options, less the number of shares that could be repurchased with the proceeds of stock option exercises based on the average share price of the Corporation's common stock during the period.

	3 Months Ended
	March 31,	March 31,
	2017	2016
Basic
Net income	$3,434,000	$3,573,000
Less: Dividends and undistributed earnings allocated to participating securities	(18,000)	(20,000)
Net income attributable to common shares	$3,416,000	$3,553,000
Basic weighted-average common shares outstanding	12,085,729	12,087,290
Basic earnings per common share (a)	$0.28	$0.29

Diluted
Net income attributable to common shares	$3,416,000	$3,553,000
Basic weighted-average common shares outstanding	12,085,729	12,087,290
Dilutive effect of potential common stock arising from stock options	45,681	20,770
Diluted weighted-average common shares outstanding	12,131,410	12,108,060
Diluted earnings per common share (a)	$0.28	$0.29

(a) Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares with nonforfeitable dividends (participating securities).

The weighted-average number of nonvested restricted shares outstanding was 65,208 shares in the three-month period ended March 31, 2017 and 67,818 shares in the three-month period ended March 31, 2016.

Stock options that were anti-dilutive were excluded from net income per share calculations. There were no anti-dilutive shares in the first quarter 2017. Weighted-average common shares available from anti-dilutive instruments totaled 47,309 shares in the first quarter 2016.

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of other comprehensive income, and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount

Three Months Ended March 31, 2017
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$636	$(223)	$413
Reclassification adjustment for (gains) realized in income	(145)	51	(94)
Other comprehensive income on available-for-sale securities	491	(172)	319

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	166	(58)	108
Amortization of net transition obligation, prior service cost and net actuarial gain included in net periodic benefit cost	(6)	2	(4)
Other comprehensive income on unfunded retirement obligations	160	(56)	104
Total other comprehensive income	$651	$(228)	$423

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended March 31, 2016
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$4,774	$(1,671)	$3,103
Reclassification adjustment for (gains) realized in income	(383)	134	(249)
Other comprehensive income on available-for-sale securities	4,391	(1,537)	2,854

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	26	(9)	17
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(5)	2	(3)
Other comprehensive income on unfunded retirement obligations	21	(7)	14
Total other comprehensive income	$4,412	$(1,544)	$2,868

Changes in the components of accumulated other comprehensive income are as follows and are presented net of tax:

(In Thousands)	Unrealized		Accumulated
	Holding Gains	Unfunded	Other
	(Losses)	Retirement	Comprehensive
	on Securities	Obligations	Loss
Three Months Ended March 31, 2017
Balance, beginning of period	$(949)	$51	$(898)
Change during three months ended March 31, 2017	319	104	423
Balance, end of period	$(630)	$155	$(475)

(In Thousands)	Unrealized		Accumulated
	Holding Gains	Unfunded	Other
	(Losses)	Retirement	Comprehensive
	on Securities	Obligations	Income
Three Months Ended March 31, 2016
Balance, beginning of period	$2,493	$35	$2,528
Change during three months ended March 31, 2016	2,854	14	2,868
Balance, end of period	$5,347	$49	$5,396

Items reclassified out of each component of other comprehensive income are as follows:

For the Three Months Ended March 31, 2017
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale securities	$(145)	Realized gains on available-for-sale securities, net
	51	Income tax provision
	(94)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(8)	Pensions and other employee benefits
Actuarial loss	2	Pensions and other employee benefits
	(6)	Total before tax
	2	Income tax provision
	(4)	Net of tax
Total reclassifications for the period	$(98)

For the Three Months Ended March 31, 2016
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale securities	$(383)	Realized gains on available-for-sale securities, net
	134	Income tax provision
	(249)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(8)	Pensions and other employee benefits
Actuarial loss	3	Pensions and other employee benefits
	(5)	Total before tax
	2	Income tax provision
	(3)	Net of tax
Total reclassifications for the period	$(252)

4. CASH AND DUE FROM BANKS

Cash and due from banks at March 31, 2017 and December 31, 2016 include the following:

(In thousands)	March 31,	Dec. 31,
	2017	2016
Cash and cash equivalents	$29,055	$28,621
Certificates of deposit	3,488	3,488
Total cash and due from banks	$32,543	$32,109

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $15,491,000 at March 31, 2017 and $16,654,000 at December 31, 2016.

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

At March 31, 2017 and December 31, 2016, assets measured at fair value and the valuation methods used are as follows:

		March 31, 2017
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$9,568	$0	$9,568
Obligations of states and political subdivisions:
Tax-exempt	0	118,710	0	118,710
Taxable	0	28,805	0	28,805
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	49,359	0	49,359
Residential collateralized mortgage obligations	0	135,681	0	135,681
Commercial mortgage-backed securities	0	33,825	0	33,825
Total debt securities	0	375,948	0	375,948
Marketable equity securities	971	0	0	971
Total available-for-sale securities	971	375,948	0	376,919
Servicing rights	0	0	1,278	1,278
Total recurring fair value measurements	$971	$375,948	$1,278	$378,197

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,319	$3,319
Valuation allowance	0	0	(881)	(881)
Impaired loans, net	0	0	2,438	2,438
Foreclosed assets held for sale	0	0	1,878	1,878
Total nonrecurring fair value measurements	$0	$0	$4,316	$4,316

		December 31, 2016
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$9,541	$0	$9,541
Obligations of states and political subdivisions:
Tax-exempt	0	119,037	0	119,037
Taxable	0	30,297	0	30,297
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	58,404	0	58,404
Residential collateralized mortgage obligations	0	146,608	0	146,608
Commercial mortgage-Backed securities	0	30,219	0	30,219
Total debt securities	0	394,106	0	394,106
Marketable equity securities	971	0	0	971
Total available-for-sale securities	971	394,106	0	395,077
Servicing rights	0	0	1,262	1,262
Total recurring fair value measurements	$971	$394,106	$1,262	$396,339

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,372	$3,372
Valuation allowance	0	0	(674)	(674)
Impaired loans, net	0	0	2,698	2,698
Foreclosed assets held for sale	0	0	2,180	2,180
Total nonrecurring fair value measurements	$0	$0	$4,878	$4,878

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

At March 31, 2017 and December 31, 2016, quantitative information regarding significant techniques and inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	3/31/17	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	3/31/17
Servicing rights	$1,278	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	132.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/16	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	12/31/16
Servicing rights	$1,262	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	138.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans. Unrealized gains (losses) in fair value of servicing rights are included in Loan servicing fees, net, in the unaudited consolidated statements of income.

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended
	March 31	March 31,
	2017	2016
Servicing rights balance, beginning of period	$1,262	$1,296
Capitalization of servicing rights	46	36
Unrealized (losses) included in earnings	(30)	(71)
Servicing rights balance, end of period	$1,278	$1,261

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

At March 31, 2017 and December 31, 2016, quantitative information regarding significant techniques and inputs used for nonrecurring fair value measurements using unobservable inputs (Level 3 methodologies) are as follows:

						Weighted-
						Average
(In Thousands, Except						Discount at
Percentages)		Valuation				3/31/17
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable
Asset	3/31/17	3/31/17	3/31/17	Technique	Inputs

Impaired loans:
Commercial:
Commercial loans secured by real estate	$2,740	$753	$1,987	Sales comparison	Discount to appraised value	16%
Commercial and industrial	77	77	0	Sales comparison	Discount to appraised value	100%
Loans secured by farmland	502	51	451	Sales comparison	Discount to appraised value	55%
Total impaired loans	$3,319	$881	$2,438
Foreclosed assets held for sale -
real estate:
Residential (1-4 family)	$800	$0	$800	Sales comparison	Discount to appraised value	44%
Land	650	0	650	Sales comparison	Discount to appraised value	33%
Commercial real estate	428	0	428	Sales comparison	Discount to appraised value	50%
Total foreclosed assets held for sale	$1,878	$0	$1,878

						Weighted-
						Average
(In Thousands, Except						Discount at
Percentages)		Valuation				12/31/16
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable
Asset	12/31/16	12/31/16	12/31/16	Technique	Inputs

Impaired loans:
Commercial:
Commercial loans secured by real estate	$2,773	$528	$2,245	Sales comparison	Discount to appraised value	7%
Commercial and industrial	95	95	0	Sales comparison	Discount to appraised value	100%
Loans secured by farmland	504	51	453	Sales comparison	Discount to appraised value	55%
Total impaired loans	$3,372	$674	$2,698
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$1,102	$0	$1,102	Sales comparison	Discount to appraised value	35%
Land	650	0	650	Sales comparison	Discount to appraised value	33%
Commercial real estate	428	0	428	Sales comparison	Discount to appraised value	50%
Total foreclosed assets held for sale	$2,180	$0	$2,180

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at March 31, 2017 and December 31, 2016. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	Valuation	March 31, 2017		December 31, 2016
	Method(s)	Carrying	Fair	Carrying	Fair
	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$29,055	$29,055	$28,621	$28,621
Certificates of deposit	Level 2	3,488	3,483	3,488	3,481
Available-for-sale securities	See Above	376,919	376,919	395,077	395,077
Restricted equity securities (included in Other Assets)	Level 2	4,065	4,065	4,426	4,426
Loans held for sale	Level 1	163	163	142	142
Loans, net	Level 3	753,277	736,876	743,362	725,787
Accrued interest receivable	Level 2	3,804	3,804	3,963	3,963
Servicing rights	Level 3	1,278	1,278	1,262	1,262

Financial liabilities:
Deposits with no stated maturity	Level 2	764,048	764,048	771,625	771,625
Time deposits	Level 2	216,203	216,378	212,218	212,274
Short-term borrowings	Level 2	20,744	20,612	26,175	26,024
Long-term borrowings	Level 2	38,388	38,960	38,454	39,062
Accrued interest payable	Level 2	67	67	65	65

6. SECURITIES

Amortized cost and fair value of available-for-sale securities at March 31, 2017 and December 31, 2016 are summarized as follows:

		March 31, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$9,674	$3	$(109)	$9,568
Obligations of states and political subdivisions:
Tax-exempt	117,272	2,756	(1,318)	118,710
Taxable	28,559	310	(64)	28,805
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	49,896	117	(654)	49,359
Residential collateralized mortgage obligations	137,077	372	(1,768)	135,681
Commercial mortgage-backed securities	34,411	7	(593)	33,825
Total debt securities	376,889	3,565	(4,506)	375,948
Marketable equity securities	1,000	0	(29)	971
Total	$377,889	$3,565	$(4,535)	$376,919

		December 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$9,671	$5	$(135)	$9,541
Obligations of states and political subdivisions:
Tax-exempt	118,140	2,592	(1,695)	119,037
Taxable	30,073	303	(79)	30,297
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	58,922	306	(824)	58,404
Residential collateralized mortgage obligations	147,915	408	(1,715)	146,608
Commercial mortgage-backed securities	30,817	0	(598)	30,219
Total debt securities	395,538	3,614	(5,046)	394,106
Marketable equity securities	1,000	0	(29)	971
Total	$396,538	$3,614	$(5,075)	$395,077

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016:

March 31, 2017	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$7,922	$(109)	$0	$0	$7,922	$(109)
Obligations of states and political subdivisions:
Tax-exempt	36,264	(1,253)	2,697	(65)	38,961	(1,318)
Taxable	8,212	(64)	0	0	8,212	(64)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	37,612	(654)	0	0	37,612	(654)
Residential collateralized mortgage obligations	80,476	(1,159)	15,140	(609)	95,616	(1,768)
Commercial mortgage-backed securities	29,840	(593)	0	0	29,840	(593)
Total debt securities	200,326	(3,832)	17,837	(674)	218,163	(4,506)
Marketable equity securities	1,000	(29)	0	0	1,000	(29)
Total temporarily impaired available-for-sale securities	$201,326	$(3,861)	$17,837	$(674)	$219,163	$(4,535)

December 31, 2016	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$7,899	$(135)	$0	$0	$7,899	$(135)
Obligations of states and political subdivisions:
Tax-exempt	54,479	(1,676)	1,278	(19)	55,757	(1,695)
Taxable	9,594	(79)	0	0	9,594	(79)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	48,674	(824)	0	0	48,674	(824)
Residential collateralized mortgage obligations	85,198	(1,124)	16,073	(591)	101,271	(1,715)
Commercial mortgage-backed securities	30,219	(598)	0	0	30,219	(598)
Total debt securities	236,063	(4,436)	17,351	(610)	253,414	(5,046)
Marketable equity securities	1,000	(29)	0	0	1,000	(29)
Total temporarily impaired available-for-sale securities	$237,063	$(4,465)	$17,351	$(610)	$254,414	$(5,075)

Gross realized gains and losses from available-for-sale securities were as follows:

(In Thousands)	3 Months Ended
	March 31,	March 31,
	2017	2016
Gross realized gains from sales	$161	$383
Gross realized losses from sales	(16)	0
Net realized gains	$145	$383

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of March 31, 2017. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$18,630	$18,730
Due from one year through five years	72,025	73,398
Due from five years through ten years	40,291	39,963
Due after ten years	24,559	24,992
Sub-total	155,505	157,083
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	49,896	49,359
Residential collateralized mortgage obligations	137,077	135,681
Commercial mortgage-backed securities	34,411	33,825
Total	$376,889	$375,948

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

Investment securities carried at $220,272,000 at March 31, 2017 and $230,803,000 at December 31, 2016 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements.

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

A summary of information management considered in evaluating debt and equity securities for other-than-temporary impairment (“OTTI”) at March 31, 2017 is provided below.

Debt Securities

At March 31, 2017, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities at March 31, 2017 to be temporary.

Equity Securities

The Corporation’s marketable equity securities at March 31, 2017 and December 31, 2016 consisted exclusively of one mutual fund. At March 31, 2017 and December 31, 2016, the mutual fund held by the Corporation had an unrealized loss of $29,000 for which management determined an OTTI charge was not required.

The Corporation had no realized gains or losses from the sale of equity securities in the first quarter of 2017. In the first quarter 2016, the Corporation had realized gains of $249,000 from the sale of bank stocks.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $3,935,000 at March 31, 2017 and $4,296,000 at December 31, 2016. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at March 31, 2017 and December 31, 2016. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

7. LOANS

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans. Loans outstanding at March 31, 2017 and December 31, 2016 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type
(In Thousands)	March 31,	Dec. 31,
	2017	2016
Residential mortgage:
Residential mortgage loans - first liens	$340,431	$334,102
Residential mortgage loans - junior liens	23,717	23,706
Home equity lines of credit	36,810	38,057
1-4 Family residential construction	24,041	24,908
Total residential mortgage	424,999	420,773
Commercial:
Commercial loans secured by real estate	153,385	150,468
Commercial and industrial	79,493	83,854
Political subdivisions	44,625	38,068
Commercial construction and land	15,252	14,287
Loans secured by farmland	7,497	7,294
Multi-family (5 or more) residential	7,622	7,896
Agricultural loans	3,992	3,998
Other commercial loans	11,131	11,475
Total commercial	322,997	317,340
Consumer	14,025	13,722
Total	762,021	751,835
Less: allowance for loan losses	(8,744)	(8,473)
Loans, net	$753,277	$743,362

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either March 31, 2017 or December 31, 2016.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of March 31, 2017 and December 31, 2016, management determined that no allowance for credit losses related to unfunded loan commitments was required.

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month periods ended March 31, 2017 and 2016 were as follows:

Three Months Ended March 31, 2017	Dec. 31,				March 31,
(In Thousands)	2016 Balance	Charge-offs	Recoveries	Provision (Credit)	2017 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,033	$(63)	$2	$153	$3,125
Residential mortgage loans - junior liens	258	0	1	(3)	256
Home equity lines of credit	350	0	0	(12)	338
1-4 Family residential construction	249	0	0	(9)	240
Total residential mortgage	3,890	(63)	3	129	3,959
Commercial:
Commercial loans secured by real estate	2,380	(96)	0	401	2,685
Commercial and industrial	999	0	1	(94)	906
Commercial construction and land	162	0	0	7	169
Loans secured by farmland	110	0	0	1	111
Multi-family (5 or more) residential	241	0	0	(5)	236
Agricultural loans	40	0	0	(1)	39
Other commercial loans	115	0	0	(6)	109
Total commercial	4,047	(96)	1	303	4,255
Consumer	138	(41)	15	20	132
Unallocated	398	0	0	0	398
Total Allowance for Loan Losses	$8,473	$(200)	$19	$452	$8,744

Three Months Ended March 31, 2016	Dec. 31,				March 31,
(In Thousands)	2015 Balance	Charge-offs	Recoveries	Provision (Credit)	2016 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,645	$0	$0	$77	$2,722
Residential mortgage loans - junior liens	219	0	0	9	228
Home equity lines of credit	347	0	0	4	351
1-4 Family residential construction	207	0	0	(7)	200
Total residential mortgage	3,418	0	0	83	3,501
Commercial:
Commercial loans secured by real estate	1,939	0	1	87	2,027
Commercial and industrial	981	0	1	(6)	976
Commercial construction and land	58	0	0	26	84
Loans secured by farmland	106	0	0	2	108
Multi-family (5 or more) residential	675	(595)	0	176	256
Agricultural loans	45	0	0	(1)	44
Other commercial loans	118	0	0	(6)	112
Total commercial	3,922	(595)	2	278	3,607
Consumer	122	(18)	15	7	126
Unallocated	427	0	0	0	427
Total Allowance for Loan Losses	$7,889	$(613)	$17	$368	$7,661

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of March 31, 2017 and December 31, 2016:

March 31, 2017
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$330,808	$293	$9,274	$56	$340,431
Residential mortgage loans - junior liens	23,318	142	257	0	23,717
Home equity lines of credit	36,150	63	597	0	36,810
1-4 Family residential construction	23,954	0	87	0	24,041
Total residential mortgage	414,230	498	10,215	56	424,999
Commercial:
Commercial loans secured by real estate	142,711	2,721	7,953	0	153,385
Commercial and Industrial	73,006	5,046	1,430	11	79,493
Political subdivisions	44,625	0	0	0	44,625
Commercial construction and land	15,112	60	80	0	15,252
Loans secured by farmland	5,482	601	1,399	15	7,497
Multi-family (5 or more) residential	7,013	0	609	0	7,622
Agricultural loans	3,138	84	770	0	3,992
Other commercial loans	11,057	0	74	0	11,131
Total commercial	302,144	8,512	12,315	26	322,997
Consumer	13,812	7	206	0	14,025
Totals	$730,186	$9,017	$22,736	$82	$762,021

December 31, 2016
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$324,377	$408	$9,258	$59	$334,102
Residential mortgage loans - junior liens	23,274	132	300	0	23,706
Home equity lines of credit	37,360	123	574	0	38,057
1-4 Family residential construction	24,820	0	88	0	24,908
Total residential mortgage	409,831	663	10,220	59	420,773
Commercial:
Commercial loans secured by real estate	139,358	3,092	8,018	0	150,468
Commercial and Industrial	79,202	4,180	461	11	83,854
Political subdivisions	38,068	0	0	0	38,068
Commercial construction and land	14,136	70	81	0	14,287
Loans secured by farmland	5,745	129	1,404	16	7,294
Multi-family (5 or more) residential	7,277	0	619	0	7,896
Agricultural loans	3,208	0	790	0	3,998
Other commercial loans	11,401	0	74	0	11,475
Total commercial	298,395	7,471	11,447	27	317,340
Consumer	13,546	0	176	0	13,722
Totals	$721,772	$8,134	$21,843	$86	$751,835

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

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 57% at March 31, 2017) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

 The scope of loans reviewed individually each quarter to determine if they are impaired include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Loans that are individually reviewed, but which are determined to not be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually reviewed, but which have been determined to not be impaired, are included in the “Collectively Evaluated” column in the table summarizing the allowance and associated loan balances as of March 31, 2017 and December 31, 2016. All loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of March 31, 2017 and December 31, 2016:

March 31, 2017	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$743	$339,688	$340,431	$0	$3,125	$3,125
Residential mortgage loans - junior liens	66	23,651	23,717	0	256	256
Home equity lines of credit	0	36,810	36,810	0	338	338
1-4 Family residential construction	0	24,041	24,041	0	240	240
Total residential mortgage	809	424,190	424,999	0	3,959	3,959
Commercial:
Commercial loans secured by real estate	5,915	147,470	153,385	753	1,932	2,685
Commercial and industrial	162	79,331	79,493	77	829	906
Political subdivisions	0	44,625	44,625	0	0	0
Commercial construction and land	0	15,252	15,252	0	169	169
Loans secured by farmland	1,387	6,110	7,497	51	60	111
Multi-family (5 or more) residential	392	7,230	7,622	0	236	236
Agricultural loans	12	3,980	3,992	0	39	39
Other commercial loans	0	11,131	11,131	0	109	109
Total commercial	7,868	315,129	322,997	881	3,374	4,255
Consumer	22	14,003	14,025	0	132	132
Unallocated						398

Total	$8,699	$753,322	$762,021	$881	$7,465	$8,744

December 31, 2016	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$753	$333,349	$334,102	$0	$3,033	$3,033
Residential mortgage loans - junior liens	68	23,638	23,706	0	258	258
Home equity lines of credit	0	38,057	38,057	0	350	350
1-4 Family residential construction	0	24,908	24,908	0	249	249
Total residential mortgage	821	419,952	420,773	0	3,890	3,890
Commercial:
Commercial loans secured by real estate	8,005	142,463	150,468	528	1,852	2,380
Commercial and industrial	212	83,642	83,854	95	904	999
Political subdivisions	0	38,068	38,068	0	0	0
Commercial construction and land	0	14,287	14,287	0	162	162
Loans secured by farmland	1,394	5,900	7,294	51	59	110
Multi-family (5 or more) residential	392	7,504	7,896	0	241	241
Agricultural loans	13	3,985	3,998	0	40	40
Other commercial loans	0	11,475	11,475	0	115	115
Total commercial	10,016	307,324	317,340	674	3,373	4,047
Consumer	23	13,699	13,722	0	138	138
Unallocated						398

Total	$10,860	$740,975	$751,835	$674	$7,401	$8,473

Summary information related to impaired loans at March 31, 2017 and December 31, 2016 is as follows:

(In Thousands)	March 31, 2017			December 31, 2016
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Residential mortgage loans - first liens	$773	$743	$0	$783	$753	$0
Residential mortgage loans - junior liens	66	66	0	68	68	0
Commercial loans secured by real estate	3,175	3,175	0	6,975	5,232	0
Commercial and industrial	85	85	0	117	117	0
Loans secured by farmland	885	885	0	890	890	0
Multi-family (5 or more) residential	987	392	0	987	392	0
Agricultural loans	12	12	0	13	13	0
Consumer	22	22	0	23	23	0
Total with no related allowance recorded	6,005	5,380	0	9,856	7,488	0

With a related allowance recorded:
Commercial loans secured by real estate	2,740	2,740	753	2,773	2,773	528
Commercial and industrial	77	77	77	95	95	95
Loans secured by farmland	502	502	51	504	504	51
Total with a related allowance recorded	3,319	3,319	881	3,372	3,372	674
Total	$9,324	$8,699	$881	$13,228	$10,860	$674

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

			Interest Income Recognized on
	Average Investment in Impaired Loans		Impaired Loans on a Cash Basis
(In Thousands)	3 Months Ended		3 Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Residential mortgage:
Residential mortgage loans - first lien	$748	$861	$9	$10
Residential mortgage loans - junior lien	67	73	1	1
Total residential mortgage	815	934	10	11
Commercial:
Commercial loans secured by real estate	6,889	6,160	56	110
Commercial and industrial	247	568	3	3
Loans secured by farmland	1,390	1,423	8	21
Multi-family (5 or more) residential	392	690	0	0
Agricultural loans	12	15	1	1
Total commercial	8,930	8,856	68	135
Consumer	33	12	0	0
Total	$9,778	$9,802	$78	$146

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

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	March 31, 2017		December 31, 2016
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$1,979	$3,478	$3,022	$3,770
Residential mortgage loans - junior liens	40	0	114	0
Home equity lines of credit	158	11	320	11
Total residential mortgage	2,177	3,489	3,456	3,781
Commercial:
Commercial loans secured by real estate	96	5,713	2,774	3,080
Commercial and industrial	218	160	286	119
Loans secured by farmland	216	1,326	219	1,331
Multi-family (5 or more) residential	0	392	0	392
Agricultural loans	0	12	0	13
Total commercial	530	7,603	3,279	4,935
Consumer	7	139	103	20

Totals	$2,714	$11,231	$6,838	$8,736

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

The table below presents a summary of the contractual aging of loans as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017				As of December 31, 2016
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$330,781	$6,044	$3,606	$340,431	$321,670	$6,695	$5,737	$334,102
Residential mortgage loans - junior liens	23,593	84	40	23,717	23,268	324	114	23,706
Home equity lines of credit	36,427	225	158	36,810	37,603	134	320	38,057
1-4 Family residential construction	23,543	498	0	24,041	24,567	341	0	24,908
Total residential mortgage	414,344	6,851	3,804	424,999	407,108	7,494	6,171	420,773

Commercial:
Commercial loans secured by real estate	150,231	240	2,914	153,385	147,464	82	2,922	150,468
Commercial and industrial	79,202	13	278	79,493	83,364	185	305	83,854
Political subdivisions	44,625	0	0	44,625	38,068	0	0	38,068
Commercial construction and land	15,154	98	0	15,252	14,199	88	0	14,287
Loans secured by farmland	6,334	138	1,025	7,497	6,181	83	1,030	7,294
Multi-family (5 or more) residential	7,230	0	392	7,622	7,439	65	392	7,896
Agricultural loans	3,979	1	12	3,992	3,981	4	13	3,998
Other commercial loans	11,131	0	0	11,131	11,475	0	0	11,475
Total commercial	317,886	490	4,621	322,997	312,171	507	4,662	317,340
Consumer	13,857	72	96	14,025	13,446	153	123	13,722

Totals	$746,087	$7,413	$8,521	$762,021	$732,725	$8,154	$10,956	$751,835

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at March 31, 2017 and December 31, 2016 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
March 31, 2017 Nonaccrual Totals	$4,487	$937	$5,807	$11,231
December 31, 2016 Nonaccrual Totals	$4,199	$419	$4,118	$8,736

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at March 31, 2017 and December 31, 2016 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
March 31, 2017 Totals	$701	$51	$242	$2,841	$3,835
December 31, 2016 Totals	$5,453	$350	$0	$2,874	$8,677

At March 31, 2017 and December 31, 2016, there were no commitments to loan additional funds to borrowers whose loans have been classified as TDRs.

TDRs that occurred during the three-month period ended March 31, 2017 and 2016 are as follows:

(Balances in Thousands)
	March 31, 2017		March 31, 2016
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Commercial and industrial,
Extended maturity	0	$0	1	$5
Total	0	$0	1	$5

In the three-month period ended March 31 2017 and 2016, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months are summarized as follows:

(Balances in Thousands)
	March 31, 2017		March 31, 2016
	Number		Number
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Residential mortgage - first liens	2	$293	1	$31
Residential mortgage - junior liens	1	28	0	0
Commercial and industrial	0	0	1	5
Consumer	1	26	0	0
Total	4	$347	2	$36

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the unaudited Consolidated Balance Sheet) is as follows:

(In Thousands)	March 31,	Dec. 31,
	2017	2016
Foreclosed residential real estate	$800	$1,102

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	March 31,	Dec. 31,
	2017	2016
Residential real estate in process of foreclosure	$2,544	$2,738

8. BORROWED FUNDS

Short-term borrowings include the following:

(In Thousands)	March 31,	Dec. 31,
	2017	2016
FHLB-Pittsburgh borrowings	$14,500	$21,000
Customer repurchase agreements	6,244	5,175
Total short-term borrowings	$20,744	$26,175

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $483,045,000 at March 31, 2017 and $471,454,000 at December 31, 2016. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $3,935,000 at March 31, 2017 and $4,296,000 at December 31, 2016.

At March 31, 2017, the short-term borrowing from FHLB-Pittsburgh of $14,500,000 was an overnight borrowing with an interest rate of 0.99%. At December 31, 2016, the short-term borrowing from FHLB-Pittsburgh of $21,000,000 was an overnight borrowing with an interest rate of 0.74%.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average interest rate paid by the Corporation on customer repurchase agreements was 0.10% at March 31, 2017 and December 31, 2016.

Long-term borrowings are as follows:

(In Thousands)	March 31,	Dec. 31,
	2017	2016
FHLB-Pittsburgh borrowings	$11,388	$11,454
Repurchase agreement	27,000	27,000
Total long-term borrowings	$38,388	$38,454

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	March 31,	Dec. 31,
	2017	2016
Loan maturing in June 2017 with a rate of 6.83%	$2	$4
Loan maturing in September 2017 with a rate of 3.81%	10,000	10,000
Loan maturing in April 2020 with a rate of 4.79%	601	646
Loan maturing in June 2025 with a rate of 4.91%	785	804
Total long-term FHLB-Pittsburgh borrowings	$11,388	$11,454

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

The carrying value of the underlying securities was $34,675,000 at March 31, 2017 and $31,494,000 at December 31, 2016, detailed in the following table:

(In Thousands)	March 31,	Dec. 31,
	2017	2016
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	$15,268	$18,181
Residential collateralized mortgage obligations	19,407	13,313
Total	$34,675	$31,494

Two of the more significant risks associated with the repurchase agreement with the broker-dealer are as follows:

·	The borrowings are putable at quarterly intervals by the issuer. Accordingly, if interest rates were to rise to a sufficient level, the issuer would be expected to require the Corporation to pay off the borrowing. In this circumstance, the Corporation would be required to obtain a new borrowing at a higher interest rate than the existing repurchase agreement or utilize cash from other sources to pay off the borrowing. If sales of available-for-sale securities were used to generate cash to pay off the borrowing, the value of such securities would be expected to have fallen, which could result in the Corporation recognizing a loss.

·	As principal pay-downs of mortgage backed securities and CMOs occur, the Corporation must have available, unencumbered assets or purchase a sufficient amount of assets with credit quality suitable to the broker-dealer to replace the amounts being paid off. Since pre-payments of mortgages typically increase as interest rates fall, the Corporation may be required to purchase additional assets at times when market rates are lower than the rates paid on the borrowing.

The Corporation manages these risks by maintaining sufficient available assets of acceptable credit quality, as well as maintaining other borrowing facilities, to meet ongoing collateral maintenance requirements or pay off the borrowing if required. In particular, the Corporation had unused borrowing capacity available from the FHLB-Pittsburgh of $320,661,000 at March 31, 2017.

9. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. The plan contains a cost-sharing feature which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at March 31, 2017 and December 31, 2016, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Service cost	$0	$0	$9	$9
Interest cost	6	7	14	16
Expected return on plan assets	(8)	(7)	0	0
Amortization of prior service cost	0	0	(8)	(8)
Recognized net actuarial loss	2	3	0	0
Net periodic benefit cost	$0	$3	$15	$17

In the first three months of 2017, the Corporation funded postretirement contributions totaling $12,000, with estimated annual postretirement contributions of $62,000 expected in 2017 for the full year. Based upon preliminary actuarial information, no defined benefit pension contributions are required in 2017, though the Corporation may make discretionary contributions.

10. STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of officers and an Independent Directors Stock Incentive Plan. In the first quarter 2017, the Corporation awarded 22,312 shares of restricted stock under the Stock Incentive Plan and 8,470 shares of restricted stock under the Independent Directors Stock Incentive Plan. The 2017 restricted stock awards under the Stock Incentive Plan vest ratably over three years, and vesting for one-half of the 14,897 restricted shares awarded to Executive Officers depends on the Corporation meeting a return on average equity (“ROAE”) target each year. The 2017 restricted stock issued under the Independent Directors Stock Incentive Plan vests over one year.

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Management has estimated restricted stock expense in the first three months of 2017 based on an assumption that the ROAE target for awards to Executive Officers in 2016 and 2017 will not be met, resulting in forfeiture of the restricted stock.

Total annual stock-based compensation for the year ending December 31, 2017 is estimated to total $652,000. If the ROAE targets for awards to Executive Officers in 2016 and 2017 are met or exceeded, total annual stock-based compensation would increase by approximately $123,000. Total stock-based compensation expense attributable to restricted stock awards amounted to $168,000 in the first quarter of 2017 and $162,000 in the first quarter 2016.

11. INCOME TAXES

The net deferred tax asset at March 31, 2017 and December 31, 2016 represents the following temporary difference components:

	March 31,	December 31,
(In Thousands)	2017	2016
Deferred tax assets:
Unrealized holding losses on securities	$340	$512
Allowance for loan losses	3,094	2,998
Other deferred tax assets	2,309	2,658
Total deferred tax assets	5,743	6,168

Deferred tax liabilities:
Defined benefit plans - ASC 835	83	27
Bank premises and equipment	933	913
Core deposit intangibles	6	6
Other deferred tax liabilities	105	105
Total deferred tax liabilities	1,127	1,051
Deferred tax asset, net	$4,616	$5,117

The provision for income tax for the three-month periods ended March 31, 2017 and 2016 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rates for the Corporation are as follows:

	Three Months Ended
(Dollars In thousands)	March 31,
	2017	2016
Income before income tax provision	$4,418	$4,666
Income tax provision	984	1,093
Effective tax rate	22.27%	23.42%

The effective tax rate for each period presented differs from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation has investments in three limited partnerships that manage affordable housing projects that have qualified for the federal low-income housing tax credit. The Corporation’s expected return from these investments is based on the receipt of tax credits and tax benefits from deductions of operating losses. The Corporation uses the effective yield method to account for these investments, with the benefits recognized as a reduction of the provision for income taxes. For two of the three limited partnership investments, the tax credits have been received in full in prior years, and the Corporation has fully realized the benefits of the credits and amortized its initial investments in the partnerships. The most recent affordable housing project was completed in 2013, and the Corporation received tax credits in 2013 through 2016 and expects to continue to receive tax credits annually through 2022. The carrying amount of the Corporation’s investment is $687,000 at March 31, 2017 and $713,000 at December 31, 2016 (included in Other Assets in the consolidated balance sheets). For the year ending December 31, 2017, the estimated amount of tax credits and other tax benefits to be received is $157,000 and the estimated amount to be recognized as a reduction of the provision for income taxes is $73,000. The total reduction in the provision for income taxes resulting from this investment is $18,000 in the first quarter 2017 and $19,000 in the first quarter 2016.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a principles-based framework for revenue recognition that supersedes virtually all previously issued revenue recognition guidance under U.S. GAAP. Additionally, the ASU requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The core principle of the five-step revenue recognition framework is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional ASUs related to revenue recognition include the following:

·	In August 2015 the FASB issued ASU 2015-14, which deferred the effective date of the revenue recognition standard by a year, making it applicable for the Corporation in the first quarter 2018 and for the annual period ending December 31, 2018.

·	In April 2016, the FASB issued ASU 2016-10, which provides clarifying information related to identifying performance obligations and licensing.

·	In May 2016, the FASB issued ASU 2016-12 and in December 2016, the FASB issued ASU 2016-20, which provide clarifying guidance in a few narrow areas and adds some practical expedients to the guidance.

·	In February 2017, the FASB issued ASU 2017-05, which provides guidance on the accounting for gains and losses on the derecognition of nonfinancial assets.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. This makes significant changes in U.S. GAAP related to certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The changes provided for in this Update that are applicable to the Corporation are as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; however, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) for equity investments without readily determinable fair values, require a qualitative assessment to identify impairment, and if a qualitative assessment indicates that impairment exists, requiring an entity to measure the investment at fair value; (3) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments (at March 31, 2017 and December 31, 2016, the Corporation has no liabilities for which the fair value measurement option has been elected); (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this Update will become effective for the Corporation for annual and interim periods beginning in the first quarter 2018. With limited exceptions, early adoption of the amendments in this Update is not permitted. Amendments are to be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values should be applied prospectively. Initial adoption of this ASU is not expected to have a significant impact on the Corporation’s financial position; however, the method for determining the fair value of loans and other financial instruments for disclosure purposes will be affected.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). This ASU will result in significant changes in the Corporation’s accounting for credit losses related to loans receivable and investment securities. A summary of significant provisions of this ASU is as follows:

·	The ASU requires that a financial asset (or a group of financial assets) measured at amortized cost basis be presented, net of a valuation allowance for credit losses, at an amount expected to be collected on the financial asset(s), and that the income statement include the measurement of credit losses for newly recognized financial assets as well as changes in expected losses on previously recognized financial assets. The provisions of this ASU require measurement of expected credit losses based on relevant information including past events, historical experience, current conditions, and reasonable and supportive forecasts that affect the collectability of the asset. The provisions of this ASU differ from current U.S. GAAP in that current U.S. GAAP generally delays recognition of the full amount of credit losses until the loss is probable of occurring.

·	The amendments in the Update retain many of the disclosure requirements related to credit quality in current U.S. GAAP, updated to reflect the change from an incurred loss methodology to an expected credit loss methodology.

·	In addition, the Update requires that disclosure of credit quality indicators in relation to the amortized cost of financing receivables, a current requirement, be further disaggregated by year of origination.

·	This ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down, and limits the amount of the allowance for credit losses to the amount by which the fair value is below amortized cost. For purchased available-for-sale securities with a more-than-insignificant amount of credit deterioration since origination, the ASU requires an allowance be determined in a manner similar to other available-for-sale debt securities; however, the initial allowance would be added to the purchase price, with only subsequent changes in the allowance recorded in credit loss expense, and interest income recognized at the effective rate excluding the discount embedded in the purchase price related to estimated credit losses at acquisition.

·	This ASU will be effective for the Corporation for interim and annual periods beginning in the first quarter of 2020. Earlier adoption is permitted beginning in the first quarter of 2019. The entity will record the effect of implementing this ASU through a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which Topic 326 is effective.

The Corporation is in the early stages of evaluating the potential impact of adopting this amendment.

In June 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This Update provides clarification regarding eight specific cash flow issues with the objective of reducing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For the Corporation, the amendments in this Update are effective beginning in the first quarter 2018. The amendments in this Update should be applied using a retroactive transition method to each period presented. The Corporation anticipates there will be no adjustments to the Consolidated Statements of Cash Flows, as previously reported, as a result of the clarifications provided in the Update.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). This Update will shorten the amortization period for certain callable debt securities held at a premium. Under current U.S. GAAP, entities generally amortize the premium over the contractual life of the instrument. Discounts will continue to be amortized to maturity. The amendments in this Update are effective for the Corporation for annual and interim periods beginning in the first quarter 2019. An entity should apply the amendments in this Update through a cumulative-effect adjustment directly to retained earnings as of the beginning of the year of adoption. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Corporation does not expect adoption of the amendments to have a significant impact on its financial position, and is in the process of evaluating whether to early adopt the amendments.

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

EARNINGS OVERVIEW

Earnings per basic and diluted common share were $0.28 in the first quarter 2017, as compared to $0.35 per share in the fourth quarter 2016 and $0.29 per share in the first quarter 2016. The annualized return on average assets for the first quarter 2017 was 1.11%, and the annualized return on average equity was 7.38%. Earnings for the first quarter 2017 included an estimated $0.01 per common share after-tax benefit from realized gains on available-for-sale securities, as compared to an estimated $0.02 per share after-tax benefit from securities gains in the first quarter 2016. Highlights related to the Corporation’s earnings results for the comparative periods are presented below.

Some of the more significant fluctuations in revenues and expenses between the three-month period ended March 31, 2017 and the corresponding period in 2016 were as follows:

·	Net interest income increased $126,000 (1.3%), in the first quarter 2017 as compared to the first quarter 2016. The net interest margin was 3.78% for the first quarter 2017 as compared to 3.81% for the first quarter 2016. Average total loans outstanding were higher by $57.7 million (8.2%) in the first quarter 2017 as compared to the first quarter 2016, while average total available-for-sale securities were lower by $22.4 million. Average total deposits were $22.6 million (2.4%) higher in the first quarter 2017 as compared to the first quarter 2016.

·	The first quarter 2017 provision for loan losses was $84,000 higher than the first quarter 2016 amount. The $452,000 provision in the first quarter 2017 included $388,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period and a $64,000 increase in the collectively determined allowance for loan losses, mainly due to loan growth. In the first quarter 2016, the $368,000 provision included $82,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period and a $286,000 increase in the collectively determined allowance for loan losses. The increase in the collectively determined allowance in the first quarter 2016 included the effects of loan growth, increased qualitative factors associated with residential mortgage loans and an increased net charge-off experience factor for commercial loans.

·	Noninterest revenue increased $174,000 (4.7%) in the first quarter 2017 over the first quarter 2016 amount. Other operating income increased $87,000, including an increase of $50,000 in revenue from tax credits. Interchange revenue from debit card transactions increased $57,000 (12.3%), reflecting benefits from a consulting project in 2016 that identified opportunities for improvements in card-related volumes and processing. Loan servicing fees, net, increased $50,000, as the fair value of mortgage servicing rights decreased by $30,000 in the first quarter 2017 as compared to a reduction of $71,000 in the first quarter 2016. Trust and Financial Management Group revenue increased $36,000 (3.1%), in part due to market valuation increases. Service charges on deposit accounts decreased $54,000 (4.7%), as revenue from consumer overdrafts declined due to lower volume.

·	Realized gains on available-for-sale securities totaled $145,000 in the first quarter 2017, down from $383,000 in the first quarter 2016.

·	Total noninterest expenses increased $226,000 (2.5%) in the first quarter 2017 over the first quarter 2016 amount. Other operating expense increased $169,000, including increases of $89,000 in loan collection expenses and $42,000 in losses and expenses associated with other real estate. Pensions and other employee benefits expense increased $93,000, including the effect of higher health care expenses on C&N’s partially self-insured plan. Automated teller machine and interchange expense increased $45,000, including costs associated with issuing new debit cards with EMV functionality. Software subscriptions increased $39,000, including costs associated with new applications as well as annual licensing increases. Professional fees expense decreased $62,000, including a reduction in information technology and sales and service -related consulting. FDIC assessments expense decreased $48,000, reflecting a lower assessment level.

·	The first quarter 2017 provision for income tax of $984,000, or 22.3% of pre-tax earnings, was $109,000 lower than the first quarter 2016 tax provision of $1,093,000, or 23.4% of pre-tax income. The lower effective tax in the first quarter 2017 resulted primarily from lower pre-tax earnings.

More detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of Management’s Discussion and Analysis.

TABLE I - QUARTERLY FINANCIAL DATA
(Dollars In Thousands) (Unaudited)	For the Three Months Ended:
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2017	2016	2016	2016	2016
Interest income	$11,112	$11,106	$11,131	$10,924	$10,937
Interest expense	953	920	944	925	904
Net interest income	10,159	10,186	10,187	9,999	10,033
Provision (credit) for loan losses	452	(3)	538	318	368
Net interest income after provision (credit) for loan losses	9,707	10,189	9,649	9,681	9,665
Other income	3,864	4,031	3,884	3,906	3,690
Net gains on available-for-sale securities	145	69	584	122	383
Other expenses	9,298	8,558	8,579	8,535	9,072
Income before income tax provision	4,418	5,731	5,538	5,174	4,666
Income tax provision	984	1,500	1,451	1,303	1,093
Net income	$3,434	$4,231	$4,087	$3,871	$3,573
Net income attributable to common shares	$3,416	$4,209	$4,065	$3,850	$3,553
Net income per share – basic	$0.28	$0.35	$0.34	$0.32	$0.29
Net income per share – diluted	$0.28	$0.35	$0.34	$0.32	$0.29

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month periods ended March 31, 2017 and March 31, 2016. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

For the three-month periods, fully taxable equivalent net interest income was $10,841,000 in 2017, $97,000 (0.9%) higher than in 2016. Interest income was $146,000 higher in 2017 as compared to 2016, while interest expense was higher by $49,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.78% in 2017 as compared to 3.81% in 2016, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.64% in 2017 as compared to 3.68% in 2016.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $11,794,000 in 2017, an increase of 1.3% from 2016. Interest and fees on loans receivable increased $403,000, or 4.7%, while income from available-for-sale securities decreased $263,000 (8.9%). As discussed in more detail in the “Financial Condition” section of Management’s Discussion and Analysis, the average balance of gross loans receivable increased 8.2% to $759,378,000 in 2017 from $701,636,000 in 2016. The Corporation’s average rate of return on loans receivable declined to 4.84% in 2017 from 4.96% in 2016 as rates on new loans have decreased.

As indicated in Table III, average available-for-sale securities (at amortized cost) totaled $388,879,000 in 2017, a decrease of $22,407,000 (5.4%) from 2016. The net decrease in the Corporation’s available-for-sale securities portfolio consisted of decreases in taxable securities including collateralized-mortgage obligations and taxable municipal bonds partially offset by an increase in commercial mortgage-back securities. The average rate of return on available-for-sale securities decreased to 2.81% in 2017 from 2.89% in 2016. The decrease in yield of available-for-sale securities resulted from higher yielding tax-exempt municipal bonds maturing or having call options exercised. In particular, in the first quarter 2016, the Corporation recognized accretion (interest) income on an accelerated basis on three tax-exempt securities that were called during the quarter, with the call dates occurring later in the year. The fully taxable equivalent benefit of the accelerated accretion was $51,000, which increased the Margin and Spread by 0.02% each over the levels that would have been reported in the first quarter 2016 in the absence of the accelerated recognition.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased $49,000, or 5.4%, to $953,000 in 2017 from $904,000 in 2016. As presented in Table III, the overall cost of funds on interest-bearing liabilities increased to 0.47% in 2017 from 0.45% in 2016.

Interest expense on deposits increased $42,000 in 2017 over 2016. The average rate on interest-bearing deposits increased 0.02%, including increases of 0.08% on certificates of deposit, 0.04% on interest checking and 0.02% on Individual Retirement Accounts. Total average deposits (interest-bearing and noninterest-bearing) increased 2.4%, to $967,223,000 in 2017 from $944,599,000 in 2016. Increases in the average balances of noninterest-bearing demand deposits, savings and interest checking accounts were partially offset by a decrease in the average balance of Individual Retirement Accounts.

Interest expense on total borrowed funds increased $7,000 in 2017 as compared to 2016. The average balance of total borrowed funds increased to $79,805,000 in the first quarter 2017 from $74,408,000 in the first quarter 2016, while the average rate on total borrowed funds was 2.20% in 2017, down from 2.30% in 2016.

The average balance of short-term borrowings increased to $41,386,000 in the first quarter 2017 from $35,683,000 in 2016, and the average rate on short-term borrowings increased to 0.75% in 2017 from 0.70% in 2016. The higher average balance of short-term (mainly overnight) borrowings in the first quarter 2017 resulted, in part, from a reduction in average deposits of $17,708,000 as compared to average deposits of $984,931,000 in the fourth quarter 2016 (not shown in Table III). The reduction in average deposits in the first quarter 2017 as compared to the fourth quarter 2016 was caused by a reduction in average deposit balances of municipal customers, mainly due to typical seasonal factors.

The average balance of long-term borrowings was $38,419,000 in the first quarter 2017, at an average rate of 3.75%, down slightly from an average balance of $38,725,000 at an average rate of 3.77% in the first quarter 2016. Borrowings are classified as long-term within the Tables based on their term at origination; however, within this category, borrowings with a total balance of $37,002,000 at March 31, 2017 mature within the year ending December 31, 2017. The two largest borrowings within the long-term category that mature in 2017 include a $10 million advance from FHLB-Pittsburgh with a 3.81% interest rate that matures in September and a $27 million repurchase agreement with a rate of 3.595% and an effective maturity in December 2017.

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended
	March 31,		Increase/
(In Thousands)	2017	2016	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$1,408	$1,589	($181)
Tax-exempt	1,288	1,370	(82)
Total available-for-sale securities	2,696	2,959	(263)
Interest-bearing due from banks	32	24	8
Loans held for sale	4	6	(2)
Loans receivable:
Taxable	8,374	7,974	400
Tax-exempt	688	685	3
Total loans receivable	9,062	8,659	403
Total Interest Income	11,794	11,648	146

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	77	58	19
Money market	81	79	2
Savings	34	32	2
Certificates of deposit	224	202	22
Individual Retirement Accounts	105	108	(3)
Total interest-bearing deposits	521	479	42
Borrowed funds:
Short-term	77	62	15
Long-term	355	363	(8)
Total borrowed funds	432	425	7
Total Interest Expense	953	904	49

Net Interest Income	$10,841	$10,744	$97

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	3 Months		3 Months
	Ended	Rate of	Ended	Rate of
	3/31/2017	Return/	3/31/2016	Return/
	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$271,251	2.11%	$305,880	2.09%
Tax-exempt	117,628	4.44%	105,406	5.23%
Total available-for-sale securities	388,879	2.81%	411,286	2.89%
Interest-bearing due from banks	14,923	0.87%	20,348	0.47%
Loans held for sale	201	8.07%	452	5.34%
Loans receivable:
Taxable	698,042	4.87%	640,959	5.00%
Tax-exempt	61,336	4.55%	60,677	4.54%
Total loans receivable	759,378	4.84%	701,636	4.96%
Total Earning Assets	1,163,381	4.11%	1,133,722	4.13%
Cash	16,013		15,588
Unrealized gain/loss on securities	(958)		7,055
Allowance for loan losses	(8,593)		(7,932)
Bank premises and equipment	15,712		15,458
Intangible assets	11,959		11,971
Other assets	43,878		38,530
Total Assets	$1,241,392		$1,214,392

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$201,120	0.16%	$195,142	0.12%
Money market	191,103	0.17%	191,514	0.17%
Savings	138,805	0.10%	130,003	0.10%
Certificates of deposit	113,636	0.80%	113,411	0.72%
Individual Retirement Accounts	99,028	0.43%	105,562	0.41%
Other time deposits	791	0.00%	804	0.00%
Total interest-bearing deposits	744,483	0.28%	736,436	0.26%
Borrowed funds:
Short-term	41,386	0.75%	35,683	0.70%
Long-term	38,419	3.75%	38,725	3.77%
Total borrowed funds	79,805	2.20%	74,408	2.30%
Total Interest-bearing Liabilities	824,288	0.47%	810,844	0.45%
Demand deposits	222,740		208,163
Other liabilities	8,162		7,378
Total Liabilities	1,055,190		1,026,385
Stockholders' equity, excluding other comprehensive income/loss	186,689		183,376
Accumulated other comprehensive income/loss	(487)		4,631
Total Stockholders' Equity	186,202		188,007
Total Liabilities and Stockholders' Equity	$1,241,392		$1,214,392
Interest Rate Spread		3.64%		3.68%
Net Interest Income/Earning Assets		3.78%		3.81%

Total Deposits (Interest-bearing and Demand)	$967,223		$944,599

(1) Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(3) Rates of return on earning assets and costs of funds are presented on an annualized basis.

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 3/31/17 vs. 3/31/16
	Change in	Change in	Total
	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$(192)	$11	$(181)
Tax-exempt	142	(224)	(82)
Total available-for-sale securities	(50)	(213)	(263)
Interest-bearing due from banks	(7)	15	8
Loans held for sale	(4)	2	(2)
Loans receivable:
Taxable	639	(239)	400
Tax-exempt	3	0	3
Total loans receivable	642	(239)	403
Total Interest Income	581	(435)	146

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	2	17	19
Money market	0	2	2
Savings	2	0	2
Certificates of deposit	0	22	22
Individual Retirement Accounts	(8)	5	(3)
Total interest-bearing deposits	(4)	46	42
Borrowed funds:
Short-term	10	5	15
Long-term	(5)	(3)	(8)
Total borrowed funds	5	2	7
Total Interest Expense	1	48	49

Net Interest Income	$580	$(483)	$97

(1) Changes in income on tax-exempt securities and loans are presented on a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

TABLE V - COMPARISON OF NONINTEREST INCOME
(Dollars In Thousands)
	3 Months Ended
	March 31,		$	%
	2017	2016	Change	Change
Service charges on deposit accounts	$1,084	$1,138	($54)	(4.7)
Service charges and fees	97	94	3	3.2
Trust and financial management revenue	1,180	1,144	36	3.1
Brokerage revenue	156	173	(17)	(9.8)
Insurance commissions, fees and premiums	41	21	20	95.2
Interchange revenue from debit card transactions	520	463	57	12.3
Net gains from sales of loans	166	168	(2)	(1.2)
Loan servicing fees, net	72	22	50	227.3
Increase in cash surrender value of life insurance	90	96	(6)	(6.3)
Other operating income	458	371	87	23.5
Total other operating income before realized gains on available-for-sale securities, net	$3,864	$3,690	$174	4.7

Table V excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table V increased $174,000 (4.7%) in the first three months of 2017 over the first three months of 2016 amount. The most significant variances include the following:

·	Other operating income increased $87,000, including an increase of $50,000 in revenue from tax credits.

·	Interchange revenue from debit card transactions increased $57,000 (12.3%), reflecting benefits from a consulting project in 2016 that identified opportunities for improvements in card-related volumes and processing.

·	Loan servicing fees, net, increased $50,000. This category includes fees received from servicing residential mortgage loans that have been originated and sold, adjusted for changes in the fair value of servicing rights. The fair value of mortgage servicing rights decreased by $30,000 in the first quarter 2017 as compared to a reduction of $71,000 in the first quarter 2016.

·	Trust and Financial Management Group revenue increased $36,000 (3.1%), in part due to market valuation increases.

·	Service charges on deposit accounts decreased $54,000 (4.7%), as revenue from consumer overdrafts declined due to lower volume.

TABLE VI - COMPARISON OF NONINTEREST EXPENSE
(Dollars In Thousands)
	3 Months Ended
	March 31,		$	%
	2017	2016	Change	Change
Salaries and wages	$3,868	$3,887	($19)	(0.5)
Pensions and other employee benefits	1,530	1,437	93	6.5
Occupancy expense, net	578	609	(31)	(5.1)
Furniture and equipment expense	453	427	26	6.1
FDIC Assessments	94	142	(48)	(33.8)
Pennsylvania shares tax	336	322	14	4.3
Professional fees	227	289	(62)	(21.5)
Automated teller machine and interchange expense	294	249	45	18.1
Software subscriptions	280	241	39	16.2
Other operating expense	1,638	1,469	169	11.5
Total Other Expense	$9,298	$9,072	$226	2.5

As shown in Table VI, total noninterest expense increased $226,000 (2.5%) in the first three months of 2017 as compared to the first three months of 2016. The most significant variances include the following:

·	Other operating expense increased $169,000, including increases of $89,000 in loan collection expenses and $42,000 in losses and expenses associated with other real estate (OREO). These increases in expenses include payments of real estate taxes on certain delinquent loans that were made in order to support the Corporation’s lien positions, along with other loan workout-related expenses and expenses associated with maintaining OREO properties.

·	Pensions and other employee benefits expense increased $93,000, including the effect of higher health care expenses on the Corporation’s partially self-insured plan. Also, Savings & Retirement Plan (401(k)) and ESOP expenses (which have been accounted for on a cash basis that does not vary materially from accrual basis) were higher as a result of one more payroll being processed in the first quarter 2017 as compared to the first quarter 2016.

·	Automated teller machine and interchange expense increased $45,000, including costs associated with issuing new debit cards with EMV functionality.

·	Software subscriptions increased $39,000, including costs associated with new applications as well as annual licensing increases.

·	Professional fees expense decreased $62,000, including a reduction in information technology and sales and service -related consulting.

·	FDIC assessments expense decreased $48,000, reflecting a lower assessment level.

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the “Net Interest Income” section of Management’s Discussion and Analysis. Other significant balance sheet items, including the allowance for loan losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding standby letters credit at March 31, 2017, and management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2017.

Gross loans outstanding (excluding mortgage loans held for sale) were $762,021,000 at March 31, 2017, up 1.4% from $751,835,000 at December 31, 2016. Total outstanding mortgages and other consumer real estate loans were $4,226,000 (1.0%) higher at March 31, 2017 as compared to December 31, 2016; and total outstanding commercial loans were higher by $5,657,000 (1.8%) at March 31, 2017 as compared to December 31, 2016. Average loans outstanding in the first quarter 2017 of $759,378,000 were $57,742,000 (8.2%) higher than the corresponding total in the first quarter 2016. The increase in loans outstanding over the last three quarters of 2016 and first quarter 2017 have included significant increases in mortgages and other consumer real estate loans as well as commercial loans.

While the Corporation’s lending activities are primarily concentrated in its market area, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial,” “Commercial loans secured by real estate” and “Political subdivisions” classes in the loan tables presented in this Form 10-Q. Total participation loans outstanding amounted to $43,586,000 at March 31, 2017, down from $47,508,000 at December 31, 2016. At March 31, 2017, the balance of participation loans outstanding includes a total of $31,674,000 to businesses located outside of the Corporation’s market area, including $10,527,000 from participations in loans originated through the Corporation’s membership in a network that originates loans throughout the U.S. The Corporation’s participation loans originated through the network consist of loans to businesses that are larger than the Corporation’s typical commercial customer base. The loans originated through the network are considered “leveraged loans,” meaning the businesses typically have minimal tangible book equity and the extent of collateral available is limited, though at the time of origination the businesses have demonstrated strong cash flow performance in their recent histories. Total leveraged participation loans, including loans originated through the network and two loans originated through another lead institution (one of which was paid off in the first quarter 2017), totaled $12,185,000 at March 31, 2017 and $15,207,000 at December 31, 2016.

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

For loan sales originated under the MPF Xtra and Original programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received, or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At March 31, 2017, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,839,000, and the corresponding total outstanding balance repurchased at December 31, 2016 was $1,852,000.

At March 31, 2017, outstanding balances of loans sold and serviced through the two programs totaled $164,291,000, including loans sold through the MPF Xtra program of $114,989,000 and loans sold through the Original program of $49,302,000. At December 31, 2016, outstanding balances of loans sold and serviced through the two programs totaled $163,296,000, including loans sold through the MPF Xtra program of $116,978,000 and loans sold through the Original program of $46,318,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of March 31, 2017 and December 31, 2016.

For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. At March 31, 2017, the Corporation has recorded an allowance in the amount of $212,000 for credit losses on loans sold under the MPF Original Program which is included in “Accrued interest and other liabilities” in the accompanying balance sheet. The corresponding recorded allowance at December 31, 2016 was $196,000. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

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

The allowance for loan losses was $8,744,000 at March 31, 2017, up from $8,473,000 at December 31, 2016. Table VIII shows total specific allowances on impaired loans increased $207,000 to $881,000 at March 31, 2017 from $674,000 at December 31, 2016. The net increase in specific allowances in the first quarter 2017 included an increase of $225,000 in the allowance related to one real estate secured commercial loan relationship. At March 31, 2017, total loans outstanding associated with this relationship amounted to $3,278,000, and the related allowance was $753,000.

The provision for loan losses by segment in the three-month period ended March 31, 2017 and 2016 is as follows:

(In Thousands)	3 Months Ended
	March 31,	March 31,
	2017	2016
Residential mortgage	$129	$83
Commercial	303	278
Consumer	20	7
Total	$452	$368

As shown in the table above, the provision for loan losses in the first three months of 2017 was $84,000 higher than the amount in the first three months of 2016, including an increase for the residential mortgage segment of $46,000, an increase for the commercial segment of $25,000 and an increase for the consumer segment of $13,000.

The provision for the residential mortgage segment in the first quarter 2017 included the effect of net charge-offs of $60,000 related to smaller loans for which specific allowances had not been established at the end of 2016. In comparison, there were no charge-offs or recoveries on residential mortgage loans in the first quarter 2016.

The provision for the commercial segment in the first quarter 2017 included $302,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period and an increase of $1,000 in the collectively determined allowance for loan losses. The increase in specific allowances on commercial loans in the first quarter 2017 included the $225,000 increase related to one commercial relationship, as mentioned above. In the first quarter 2016, the provision for the commercial segment included $77,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period and an increase of $201,000 in the collectively determined allowance for loan losses. The first quarter 2016 increase in the collectively determined allowance on commercial loans included the effect of an increased net charge-off experience factor.

Table IX presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Total nonperforming loans as a percentage of outstanding loans was 1.83% at March 31, 2017, down from 2.07% at December 31, 2016, and nonperforming assets as a percentage of total assets was 1.28% at March 31, 2017, down from 1.43% at December 31, 2016. Table IX presents data at March 31, 2017 and at the end of each of the years ended December 31, 2012 through 2016. For the range of dates presented in Table XI, total nonperforming loans as a percentage of loans has ranged from a low of 1.41% at December 31, 2012 to a high of 2.80% at December 31, 2013, and total nonperforming assets as a percentage of assets have ranged from a low of 0.82% at December 31, 2012 to a high of 1.53% at December 31, 2013.

The balance of loans subject to troubled debt restructurings (TDRs) was $3,835,000 at March 31, 2017, which was $4,842,000 lower than the corresponding total at December 31, 2016, mainly due to removal of one commercial relationship from TDR status. At March 31, 2017, the outstanding contractual balances of loans to this borrower total $6,507,000, and the recorded investments total $4,757,000. In 2014, the Corporation entered into a forbearance agreement with this commercial borrower which was extended for two additional twelve-month periods, most recently in July 2016. The Corporation recorded a charge-off of $1,486,000 in the second quarter 2014, as the payment amounts based on the forbearance agreement were not sufficient to fully amortize the contractual amount of principal outstanding on the loans. In December 2016, the Corporation and the borrower entered into a modification agreement, terminating the forbearance agreement and establishing loan terms with essentially the same interest rate and monthly payment amounts as had been in effect under the forbearance agreement. The interest rates provided for in the modification agreement were equal to or greater than rates the Corporation would be willing to accept for loans with comparable terms to borrowers with a comparable risk profile at the time of the modification. The borrower has made all required payments on the loans in accordance with the terms of the forbearance agreement, as extended, and the modification agreement. Accordingly, the loans were restored to full accrual status at December 31, 2016 and are no longer included in the amounts reported as TDRs at March 31, 2017.

Total impaired loans of $8,699,000 at March 31, 2017 are down $2,161,000 from the corresponding amount at December 31, 2016 of $10,860,000, including a decrease in impaired loans without a valuation allowance of $2,108,000. This net decrease in impaired loans is the result of: (1) removal from impairment status of the loans with the modification agreement noted in the previous paragraph, partially offset by (2) the addition of one commercial loan secured by real estate with an outstanding balance of approximately $2.7 million at March 31, 2017. This commercial loan was reviewed in the first quarter 2017 to determine if a specific allowance for loan losses would be required, and it was determined that no allowance was required at March 31, 2017 based on the estimated net realizable value of the related collateral.

Total nonperforming assets of $15,823,000 at March 31, 2017 are $1,931,000 lower than the corresponding amount at December 31, 2016, summarized as follows:

·	Total nonaccrual loans at March 31, 2017 of $11,231,000 was $2,495,000 higher than the corresponding December 31, 2016 total, including the effect of classifying as nonaccrual the real estate secured commercial loan with a balance of approximately $2.7 million noted above.

·	Total loans past due 90 days or more and still accruing interest amounted to $2,714,000 at March 31, 2017, a decrease of $4,124,000 from the total at December 31, 2016. The decrease in 2017 in the balance of loans past due 90 days or more and still accruing interest included the effects of moving the previously noted commercial loan with a balance of $2.7 million to nonaccrual status at March 31, 2017. The reduction in loans past due 90 days or more also included a reduction in residential mortgage loans in that aging category. The Corporation reviews the status of loans past due 90 days or more each quarter to determine if it is appropriate to continue to accrue interest, and has determined the loans included in this category are well secured and that ultimate collection of all principal and interest is probable.

·	Foreclosed assets held for sale consisted of real estate, and totaled $1,878,000 at March 31, 2017, a decrease of $302,000 from $2,180,000 at December 31, 2016. At March 31, 2017, the Corporation held 18 such properties for sale, with total carrying values of $800,000 related to residential real estate, $650,000 of land and $428,000 related to commercial real estate. At December 31, 2016, the Corporation held 19 such properties for sale, with total carrying values of $1,102,000 related to residential real estate, $650,000 of land and $428,000 related to commercial real estate. The Corporation evaluates the carrying values of foreclosed assets each quarter based on the most recent market activity or appraisals for each property.

Over the period 2012-2016 and the first quarter 2017, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of March 31, 2017. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VII through X present historical data related to loans and the allowance for loan losses.

TABLE VII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars In Thousands)
	March 31,	March 31,	Years Ended December 31,
	2017	2016	2016	2015	2014	2013	2012
Balance, beginning of year	$8,473	$7,889	$7,889	$7,336	$8,663	$6,857	$7,705
Charge-offs:
Residential mortgage	(63)	0	(73)	(217)	(327)	(95)	(552)
Commercial	(96)	(595)	(597)	(251)	(1,715)	(459)	(498)
Consumer	(41)	(18)	(87)	(94)	(97)	(117)	(171)
Total charge-offs	(200)	(613)	(757)	(562)	(2,139)	(671)	(1,221)
Recoveries:
Residential mortgage	3	0	3	1	25	24	18
Commercial	1	2	35	214	264	348	8
Consumer	15	15	82	55	47	58	59
Total recoveries	19	17	120	270	336	430	85
Net charge-offs	(181)	(596)	(637)	(292)	(1,803)	(241)	(1,136)
Provision for loan losses	452	368	1,221	845	476	2,047	288
Balance, end of period	$8,744	$7,661	$8,473	$7,889	$7,336	$8,663	$6,857
Net charge-offs as a % of average loans	0.02%	0.08%	0.09%	0.04%	0.29%	0.04%	0.16%

TABLE VIII - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES
(In Thousands)
	March 31,	As of December 31,
	2017	2016	2015	2014	2013	2012
ASC 310 - Impaired loans	$881	$674	$820	$769	$2,333	$623
ASC 450 - Collective segments:
Commercial	3,374	3,373	3,103	2,732	2,583	2,594
Residential mortgage	3,959	3,890	3,417	3,295	3,156	3,011
Consumer	132	138	122	145	193	188
Unallocated	398	398	427	395	398	441
Total Allowance	$8,744	$8,473	$7,889	$7,336	$8,663	$6,857

TABLE IX - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS
AND TROUBLED DEBT RESTRUCTURINGS (TDRs)
(Dollars In Thousands)	As of
	March 31,	As of December 31,
	2017	2016	2015	2014	2013	2012
Impaired loans with a valuation allowance	$3,319	$3,372	$1,933	$3,241	$9,889	$2,710
Impaired loans without a valuation allowance	5,380	7,488	8,041	9,075	6,432	4,719
Total impaired loans	$8,699	$10,860	$9,974	$12,316	$16,321	$7,429
Total loans past due 30-89 days and still accruing	$6,476	$7,735	$7,057	$7,121	$8,305	$7,756
Nonperforming assets:
Total nonaccrual loans	$11,231	$8,736	$11,517	$12,610	$14,934	$7,353
Total loans past due 90 days or more and still accruing	2,714	6,838	3,229	2,843	3,131	2,311
Total nonperforming loans	13,945	15,574	14,746	15,453	18,065	9,664
Foreclosed assets held for sale (real estate)	1,878	2,180	1,260	1,189	892	879
Total nonperforming assets	$15,823	$17,754	$16,006	$16,642	$18,957	$10,543
Loans subject to troubled debt restructurings (TDRs):
Performing	$752	$5,803	$1,186	$1,807	$3,267	$906
Nonperforming	3,083	2,874	5,178	5,388	908	1,155
Total TDRs	$3,835	$8,677	$6,364	$7,195	$4,175	$2,061

Total nonperforming loans as a % of total loans	1.83%	2.07%	2.09%	2.45%	2.80%	1.41%
Total nonperforming assets as a % of total assets	1.28%	1.43%	1.31%	1.34%	1.53%	0.82%
Allowance for loan losses as a % of total loans	1.15%	1.13%	1.12%	1.16%	1.34%	1.00%
Allowance for loan losses as a % of nonperforming loans	62.70%	54.40%	53.50%	47.47%	47.95%	70.95%

TABLE X - SUMMARY OF LOANS BY TYPE
Summary of Loans by Type
(In Thousands)	March 31,	As of December 31,
	2017	2016	2015	2014	2013	2012
Residential mortgage:
Residential mortgage loans - first liens	$340,431	$334,102	$304,783	$291,882	$299,831	$311,627
Residential mortgage loans - junior liens	23,717	23,706	21,146	21,166	23,040	26,748
Home equity lines of credit	36,810	38,057	39,040	36,629	34,530	33,017
1-4 Family residential construction	24,041	24,908	21,121	16,739	13,909	12,842
Total residential mortgage	424,999	420,773	386,090	366,416	371,310	384,234
Commercial:
Commercial loans secured by real estate	153,385	150,468	154,779	145,878	147,215	158,413
Commercial and industrial	79,493	83,854	75,196	50,157	42,387	48,442
Political subdivisions	44,625	38,068	40,007	17,534	16,291	31,789
Commercial construction and land	15,252	14,287	5,122	6,938	17,003	28,200
Loans secured by farmland	7,497	7,294	7,019	7,916	10,468	11,403
Multi-family (5 or more) residential	7,622	7,896	9,188	8,917	10,985	6,745
Agricultural loans	3,992	3,998	4,671	3,221	3,251	3,053
Other commercial loans	11,131	11,475	12,152	13,334	14,631	362
Total commercial	322,997	317,340	308,134	253,895	262,231	288,407
Consumer	14,025	13,722	10,656	10,234	10,762	11,269
Total	762,021	751,835	704,880	630,545	644,303	683,910
Less: allowance for loan losses	(8,744)	(8,473)	(7,889)	(7,336)	(8,663)	(6,857)
Loans, net	$753,277	$743,362	$696,991	$623,209	$635,640	$677,053

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At March 31, 2017, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $10,566,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $17,681,000 at March 31, 2017.

The Corporation’s outstanding, available, and total credit facilities at March 31, 2017 and December 31, 2016 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
	2017	2016	2017	2016	2017	2016
Federal Home Loan Bank of Pittsburgh	$25,888	$32,454	$320,661	$306,767	$346,549	$339,221
Federal Reserve Bank Discount Window	0	0	17,277	15,636	17,277	15,636
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$25,888	$32,454	$382,938	$367,403	$408,826	$399,857

At March 31, 2017, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $14,500,000 and long-term borrowings with a total amount of $11,388,000. At December 31, 2016, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $21,000,000 and long-term borrowings with a total amount of $11,454,000. Additional information regarding borrowed funds is included in Note 8 of the unaudited consolidated financial statements.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets and “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At March 31, 2017, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $197,596,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning capital ratios at March 31, 2017 and December 31, 2016 are presented below. Management believes, as of March 31, 2017 and December 31, 2016, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject and maintain capital conservation buffers (described in more detail below) that allow the Corporation and C&N Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at March 31, 2017 and December 31, 2016 exceed the Corporation’s policy threshold levels.

(Dollars in Thousands)							Minimum To Be Well
			Minimum		Minimum To Maintain		Capitalized Under		Minimum To Meet
			Capital		Capital Conservation		Prompt Corrective		the Corporation's
	Actual		Requirement		Buffer at Reporting Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017:
Total capital to risk-weighted assets:
Consolidated	$184,802	23.72%	$62,337	³8%	$72,078	³9.25%	$77,922	³10%	$81,818	³10.5%
C&N Bank	163,625	21.12%	61,981	³8%	71,666	³9.25%	77,476	³10%	81,350	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	175,846	22.57%	46,753	³6%	56,493	³7.25%	62,337	³8%	66,233	³8.5%
C&N Bank	154,669	19.96%	46,486	³6%	56,170	³7.25%	61,981	³8%	65,855	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	175,846	22.57%	35,065	³4.5%	44,805	³5.75%	50,649	³6.5%	54,545	³7%
C&N Bank	154,669	19.96%	34,864	³4.5%	44,549	³5.75%	50,360	³6.5%	54,233	³7%
Tier 1 capital to average assets:
Consolidated	175,846	14.29%	49,217	³4%	N/A	N/A	61,522	³5%	61,522	³5%
C&N Bank	154,669	12.72%	48,625	³4%	N/A	N/A	60,781	³5%	60,781	³5%

December 31, 2016:
Total capital to risk-weighted assets:
Consolidated	$183,597	23.60%	$62,245	³8%	$67,108	³8.625%	$77,806	³10%	$81,697	³10.5%
C&N Bank	162,705	21.03%	61,894	³8%	66,730	³8.625%	77,368	³10%	81,236	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	174,928	22.48%	46,684	³6%	51,547	³6.625%	62,245	³8%	66,135	³8.5%
C&N Bank	154,036	19.91%	46,421	³6%	51,256	³6.625%	61,894	³8%	65,762	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	174,928	22.48%	35,013	³4.5%	39,876	³5.125%	50,574	³6.5%	54,464	³7%
C&N Bank	154,036	19.91%	34,815	³4.5%	39,651	³5.125%	50,289	³6.5%	54,157	³7%
Tier 1 capital to average assets:
Consolidated	174,928	14.27%	49,026	³4%	N/A	N/A	61,282	³5%	61,282	³5%
C&N Bank	154,036	12.73%	48,404	³4%	N/A	N/A	60,506	³5%	60,506	³5%

Management expects the Corporation and C&N Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions and the applicable capital conservation buffers for the next 12 months and for the foreseeable future.

Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. As described in more detail below, the Corporation and C&N Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities.

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

At March 31, 2017, the Corporation’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 15.72%. C&N Bank’s Capital Conservation Buffer (also determined based on the minimum total capital ratio) was 13.12%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income (Loss) within stockholders’ equity. The balance in Accumulated Other Comprehensive Loss related to unrealized losses on available-for-sale securities, net of deferred income tax, amounted to ($630,000) at March 31, 2017 and ($949,000) at December 31, 2016. Changes in accumulated other comprehensive income (loss) are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at March 31, 2017.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $155,000 at March 31, 2017 and $51,000 at December 31, 2016.

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

Comprehensive Income totaled $3,857,000 in the first quarter 2017 as compared to $6,441,000 in the first quarter 2016. For the three months ended March 31, 2017, Comprehensive Income included: (1) Net Income of $3,434,000, which was $139,000 lower than in the first quarter 2016; (2) Other Comprehensive Income from net unrealized gains on available-for-sale securities of $319,000 as compared to Other Comprehensive Gain of $2,854,000 from net unrealized gains on available-for-sale securities in the first quarter 2016; and (3) Other Comprehensive Gain from defined benefit plans of $104,000 in the first quarter 2017 as compared to Other Comprehensive Gain of $14,000 from defined benefit plans in the first quarter 2016.

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The first quarter 2017 income tax provision of $984,000, or 22.3% of pre-tax earnings, was $109,000 lower than the first quarter 2016 tax provision of $1,093,000, or 23.4% of pre-tax income. The lower effective tax in the first quarter 2017 resulted primarily from lower pre-tax earnings.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At March 31, 2017 the net deferred tax asset was $4,616,000, down from $5,117,000 at December 31, 2016. The most significant changes in temporary difference components were decreases of $272,000 in the deferred tax asset associated with the first quarter 2017 payment of incentive compensation that had been accrued in 2016 (included in “Other deferred tax assets” in the table provided in Note 11 to the unaudited consolidated financial statements) and a $172,000 decrease in the deferred tax asset related to unrealized holding losses on available-for-sale securities.

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

Management believes the recorded net deferred tax asset at March 31, 2017 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 11 to the unaudited, consolidated financial statements.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Since September 2007, the Federal Reserve has maintained the fed funds target rate at extremely low levels by historical standards. Further, throughout the period of low interest rates, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. Since late 2015, the Federal Reserve has begun to move its fed funds target rate higher, in an effort to re-establish a more normalized level by historical standards, with 0.25% increases in December 2015 and 2016, and again in March 2017. Inflation has remained subdued, measured for most of 2016 and early 2017 at levels below the Federal Open Market Committee’s 2% longer run objective, though there have been some reports of wage pressure as the U.S. employment picture has gradually improved over the past several years.

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

Table XI, which follows this discussion, is based on the results of calculations performed using the simulation model as of January 31, 2017 and December 31, 2016. The table shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

TABLE XI - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

January 31, 2017 Data
(Dollars In Thousands)	Period Ending January 31, 2018

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$54,200	$23,264	$30,936	-21.0%	25.0%
+300	51,472	18,324	33,148	-15.4%	20.0%
+200	48,716	13,415	35,301	-9.9%	15.0%
+100	45,899	8,556	37,343	-4.7%	10.0%
0	43,048	3,870	39,178	0.0%	0.0%
-100	40,468	2,889	37,579	-4.1%	10.0%
-200	38,707	2,834	35,873	-8.4%	15.0%
-300	38,103	2,813	35,290	-9.9%	20.0%
-400	37,940	2,813	35,127	-10.3%	25.0%

	Market Value of Portfolio Equity at January 31, 2017

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$164,862	-25.5%	50.0%
+300	177,031	-20.0%	45.0%
+200	191,085	-13.6%	35.0%
+100	205,712	-7.0%	25.0%
0	221,203	0.0%	0.0%
-100	226,187	2.3%	25.0%
-200	229,663	3.8%	35.0%
-300	253,876	14.8%	45.0%
-400	292,762	32.3%	50.0%

December 31, 2016 Data
(In Thousands)		Period Ending December 31, 2017

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$53,712	$22,315	$31,397	-20.5%	25.0%
+300	51,128	17,545	33,583	-15.0%	20.0%
+200	48,500	12,809	35,691	-9.6%	15.0%
+100	45,845	8,102	37,743	-4.4%	10.0%
0	43,132	3,643	39,489	0.0%	0.0%
-100	40,581	2,978	37,603	-4.8%	10.0%
-200	38,881	2,949	35,932	-9.0%	15.0%
-300	38,269	2,936	35,333	-10.5%	20.0%
-400	38,104	2,936	35,168	-10.9%	25.0%

	Market Value of Portfolio Equity at December 31, 2016

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$168,600	-24.6%	50.0%
+300	180,500	-19.3%	45.0%
+200	194,471	-13.1%	35.0%
+100	208,830	-6.7%	25.0%
0	223,744	0.0%	0.0%
-100	227,806	1.8%	25.0%
-200	229,602	2.6%	35.0%
-300	252,118	12.7%	45.0%
-400	290,792	30.0%	50.0%

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

There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed February 16, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities during the first quarter 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2017	0	$0	0	600,000
February 1 - 28, 2017	0	$0	0	600,000
March 1 - 31, 2017	0	$0	0	600,000

Note to Table: Effective April 21, 2016, the Corporation’s Board of Directors approved a treasury stock repurchase program. Under this stock repurchase program, the Corporation is authorized to repurchase up to 600,000 shares of the Corporation's common stock or slightly less than 5% of the Corporation's issued and outstanding shares at April 19, 2016. The Board of Directors’ April 21, 2016 authorization provides that: (1) the new treasury stock repurchase program shall be effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. To date, no purchases have been made under this repurchase program.

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

CITIZENS & NORTHERN CORPORATION

May 4, 2017	By:	/s/ J. Bradley Scovill
Date		President and Chief Executive Officer

May 4, 2017	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer

