Form 10-Q
period 2017-06-30
CITIZENS & NORTHERN CORP
filed 2017-08-03
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark whether if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	12,176,693 Shares Outstanding on July 31, 2017

CITIZENS & NORTHERN CORPORATION

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer	Page 66

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer	Page 67

Exhibit 32. Section 1350 Certifications	Page 68

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data) (Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks:
Noninterest-bearing	$21,645	$17,551
Interest-bearing	12,998	14,558
Total cash and due from banks	34,643	32,109
Available-for-sale securities, at fair value	364,753	395,077
Loans held for sale	1,708	142

Loans receivable	779,692	751,835
Allowance for loan losses	(8,635)	(8,473)
Loans, net	771,057	743,362

Bank-owned life insurance	19,888	19,704
Accrued interest receivable	3,808	3,963
Bank premises and equipment, net	15,510	15,397
Foreclosed assets held for sale	2,023	2,180
Deferred tax asset, net	3,942	5,117
Intangible assets – Goodwill and core deposit intangibles	11,957	11,959
Other assets	14,112	13,282
TOTAL ASSETS	$1,243,401	$1,242,292

LIABILITIES
Deposits:
Noninterest-bearing	$236,932	$224,175
Interest-bearing	760,330	759,668
Total deposits	997,262	983,843
Short-term borrowings	8,875	26,175
Long-term borrowings	38,321	38,454
Accrued interest and other liabilities	9,084	7,812
TOTAL LIABILITIES	1,053,542	1,056,284

STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares; issued 12,655,171; outstanding 12,176,693 at June 30, 2017 and 12,113,228 December 31, 2016	12,655	12,655
Paid-in capital	71,684	71,730
Retained earnings	114,066	112,790
Treasury stock, at cost; 478,478 shares at June 30, 2017 and 541,943 shares at December 31, 2016	(9,066)	(10,269)
Accumulated other comprehensive income (loss)	520	(898)
TOTAL STOCKHOLDERS’ EQUITY	189,859	186,008
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,243,401	$1,242,292

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Income

(In Thousands Except Per Share Data) (Unaudited)

	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans:
Taxable	$8,609	$8,086	$16,983	$16,060
Tax-exempt	501	452	951	900
Interest on mortgages held for sale	6	8	10	14
Interest on balances with depository institutions	41	36	73	60
Income from available-for-sale securities:
Taxable	1,352	1,490	2,755	3,045
Tax-exempt	826	847	1,670	1,743
Dividends	5	5	10	39
Total interest and dividend income	11,340	10,924	22,452	21,861
INTEREST EXPENSE
Interest on deposits	575	522	1,096	1,001
Interest on short-term borrowings	45	41	122	103
Interest on long-term borrowings	358	362	713	725
Total interest expense	978	925	1,931	1,829
Net interest income	10,362	9,999	20,521	20,032
Provision for loan losses	4	318	456	686
Net interest income after provision for loan losses	10,358	9,681	20,065	19,346
OTHER INCOME
Service charges on deposit accounts	1,094	1,164	2,178	2,302
Service charges and fees	104	123	201	217
Trust and financial management revenue	1,497	1,251	2,677	2,395
Brokerage revenue	208	180	364	353
Insurance commissions, fees and premiums	31	27	72	48
Interchange revenue from debit card transactions	568	487	1,088	950
Net gains from sale of loans	188	295	354	463
Loan servicing fees, net	55	(11)	127	11
Increase in cash surrender value of life insurance	94	93	184	189
Other operating income	267	297	725	668
Sub-total	4,106	3,906	7,970	7,596
Realized gains on available-for-sale securities, net	107	122	252	505
Total other income	4,213	4,028	8,222	8,101
OTHER EXPENSES
Salaries and wages	3,972	3,913	7,840	7,800
Pensions and other employee benefits	1,144	1,002	2,674	2,439
Occupancy expense, net	600	560	1,178	1,169
Furniture and equipment expense	448	439	901	866
FDIC Assessments	96	155	190	297
Pennsylvania shares tax	336	323	672	645
Professional fees	254	282	481	571
Automated teller machine and interchange expense	305	267	599	516
Software subscriptions	291	251	571	492
Other operating expense	1,630	1,343	3,268	2,812
Total other expenses	9,076	8,535	18,374	17,607
Income before income tax provision	5,495	5,174	9,913	9,840
Income tax provision	1,374	1,303	2,358	2,396
NET INCOME	$4,121	$3,871	$7,555	$7,444
EARNINGS PER COMMON SHARE – BASIC	$0.34	$0.32	$0.62	$0.61
EARNINGS PER COMMON SHARE – DILUTED	$0.34	$0.32	$0.62	$0.61

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income

(In Thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$4,121	$3,871	$7,555	$7,444

Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	1,644	2,431	2,280	7,205
Reclassification adjustment for gains realized in income	(107)	(122)	(252)	(505)
Other comprehensive gain on available-for-sale securities	1,537	2,309	2,028	6,700

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in accumulated other comprehensive gain	0	0	166	26
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(6)	(5)	(12)	(10)
Other comprehensive (loss) gain on unfunded retirement obligations	(6)	(5)	154	16

Other comprehensive income before income tax	1,531	2,304	2,182	6,716
Income tax related to other comprehensive income	(536)	(806)	(764)	(2,350)

Net other comprehensive income	995	1,498	1,418	4,366

Comprehensive income	$5,116	$5,369	$8,973	$11,810

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	6 Months Ended
	June 30,	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,555	$7,444
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	456	686
Realized gains on available-for-sale securities, net	(252)	(505)
Depreciation expense	826	787
Accretion and amortization on securities, net	583	660
Increase in cash surrender value of life insurance	(184)	(189)
Stock-based compensation and other expense	322	325
Deferred income taxes	411	340
Decrease in fair value of servicing rights	78	179
Gains on sales of loans, net	(354)	(463)
Origination of loans for sale	(12,741)	(12,698)
Proceeds from sales of loans	11,434	12,953
Increase in accrued interest receivable and other assets	(1,568)	(708)
Increase (decrease) in accrued interest payable and other liabilities	921	(296)
Other	104	65
Net Cash Provided by Operating Activities	7,591	8,580
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	348	100
Purchase of certificates of deposit	(100)	(340)
Proceeds from sales of available-for-sale securities	14,373	19,387
Proceeds from calls and maturities of available-for-sale securities	27,529	37,009
Purchase of available-for-sale securities	(9,376)	(46,766)
Redemption of Federal Home Loan Bank of Pittsburgh stock	4,054	2,642
Purchase of Federal Home Loan Bank of Pittsburgh stock	(3,206)	(1,600)
Net increase in loans	(28,753)	(24,751)
Proceeds from bank owned life insurance	0	1,442
Purchase of premises and equipment	(939)	(720)
Proceeds from sale of foreclosed assets	644	292
Other	75	82
Net Cash Provided by (Used in) Investing Activities	4,649	(13,223)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	13,419	32,336
Net decrease in short-term borrowings	(17,300)	(27,794)
Repayments of long-term borrowings	(133)	(152)
Purchase of treasury stock	0	(3,723)
Sale of treasury stock	81	100
Tax benefit from compensation plans	0	88
Common dividends paid	(5,525)	(5,557)
Net Cash Used in Financing Activities	(9,458)	(4,702)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,782	(9,345)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	28,621	33,313
CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,403	$23,968

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Accrued purchase of available-for-sale securities	$505	$0
Accrued purchase of certificates of deposit	$0	$480
Assets acquired through foreclosure of real estate loans	$608	$1,151
Interest paid	$1,926	$1,826
Income taxes paid	$1,635	$1,485

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data)

(Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Six Months Ended June 30, 2017
Balance, December 31, 2016	12,655,171	541,943	$12,655	$71,730	$112,790	$(898)	$(10,269)	$186,008
Net income					7,555			7,555
Other comprehensive income, net						1,418		1,418
Cash dividends declared on common stock, $0.52 per share					(6,279)			(6,279)
Shares issued for dividend reinvestment plan		(31,913)		148			606	754
Shares issued from treasury and redeemed related to exercise of stock options		(4,578)		(4)			85	81
Restricted stock granted		(30,782)		(583)			583	0
Forfeiture of restricted stock		3,808		71			(71)	0
Stock-based compensation expense				322				322
Balance, June 30, 2017	12,655,171	478,478	$12,655	$71,684	$114,066	$520	$(9,066)	$189,859

Six Months Ended June 30, 2016
Balance, December 31, 2015	12,655,171	474,548	$12,655	$71,654	$109,454	$2,528	$(8,804)	$187,487
Net income					7,444			7,444
Other comprehensive income, net						4,366		4,366
Cash dividends declared on common stock, $0.52 per share					(6,298)			(6,298)
Shares issued for dividend reinvestment plan		(36,771)		48			693	741
Treasury stock purchased		187,075					(3,723)	(3,723)
Shares issued from treasury and redeemed related to exercise of stock options		(5,556)		(9)			109	100
Restricted stock granted		(35,427)		(658)			658	0
Forfeiture of restricted stock		1,107		20			(20)	0
Stock-based compensation expense				325				325
Tax effect of stock option exercises				(1)				(1)
Tax benefit from dividends on restricted stock				12				12
Tax benefit from compensation plans					77			77
Balance, June 30, 2016	12,655,171	584,976	$12,655	$71,391	$110,677	$6,894	$(11,087)	$190,530

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

Operating results reported for the three-month and six-month periods ended June 30, 2017 might not be indicative of the results for the year ending December 31, 2017. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

Diluted earnings per common share are calculated under the more dilutive of either the treasury method or the two-class method. Diluted earnings per common share is computed using weighted-average common shares outstanding, plus weighted-average common shares available from the exercise of all dilutive stock options, less the number of shares that could be repurchased with the proceeds of stock option exercises based on the average share price of the Corporation’s common stock during the period.

	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Basic
Net income	$4,121,000	$3,871,000	$7,555,000	$7,444,000
Less: Dividends and undistributed earnings allocated to participating securities	(21,000)	(21,000)	(39,000)	(41,000)
Net income attributable to common shares	$4,100,000	$3,850,000	$7,516,000	$7,403,000
Basic weighted-average common shares outstanding	12,106,008	11,996,500	12,095,926	12,041,896
Basic earnings per common share (a)	$0.34	$0.32	$0.62	$0.61

Diluted
Net income attributable to common shares	$4,100,000	$3,850,000	$7,516,000	$7,403,000
Basic weighted-average common shares outstanding	12,106,008	11,996,500	12,095,926	12,041,896
Dilutive effect of potential common stock arising from stock options	38,698	21,540	42,263	21,158
Diluted weighted-average common shares outstanding	12,144,706	12,018,040	12,138,189	12,063,054
Diluted earnings per common share (a)	$0.34	$0.32	$0.62	$0.61

(a) Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares with nonforfeitable dividends (participating securities).

The weighted-average number of nonvested restricted shares outstanding was 62,080 shares in the three-month period ended June 30, 2017 and 65,876 shares in the three-month period ended June 30, 2016. The weighted-average number of nonvested restricted shares outstanding was 63,633 shares in the six-month period ended June 30, 2017 and 66,847 shares in the six-month period ended June 30, 2016.

Stock options that were anti-dilutive were excluded from net income per share calculations. There were no anti-dilutive instruments in the three-month or six-month periods ended June 30, 2017. Weighted-average common shares available from anti-dilutive instruments totaled 47,139 shares in the second quarter 2016 and 47,224 shares in the six-month period ended June 30, 2016.

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of other comprehensive income, and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2017
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$2,280	$(798)	$1,482
Reclassification adjustment for (gains) realized in income	(252)	88	(164)
Other comprehensive income on available-for-sale securities	2,028	(710)	1,318

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	166	(58)	108
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(12)	4	(8)
Other comprehensive income on unfunded retirement obligations	154	(54)	100

Total other comprehensive income	$2,182	$(764)	$1,418

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2016
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$7,205	$(2,521)	$4,684
Reclassification adjustment for (gains) realized in income	(505)	177	(328)
Other comprehensive income on available-for-sale securities	6,700	(2,344)	4,356

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	26	(9)	17
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(10)	3	(7)
Other comprehensive income on unfunded retirement obligations	16	(6)	10

Total other comprehensive income	$6,716	$(2,350)	$4,366

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended June 30, 2017
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$1,644	$(575)	$1,069
Reclassification adjustment for (gains) realized in income	(107)	37	(70)
Other comprehensive income on available-for-sale securities	1,537	(538)	999

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	0	0	0
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(6)	2	(4)
Other comprehensive loss on unfunded retirement obligations	(6)	2	(4)

Total other comprehensive income	$1,531	$(536)	$995

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended June 30, 2016
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$2,431	$(850)	$1,581
Reclassification adjustment for (gains) realized in income	(122)	43	(79)
Other comprehensive income on available-for-sale securities	2,309	(807)	1,502

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	0	0	0
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(5)	1	(4)
Other comprehensive loss on unfunded retirement obligations	(5)	1	(4)

Total other comprehensive income	$2,304	$(806)	$1,498

Changes in the components of accumulated other comprehensive income are as follows and are presented net of tax:

(In Thousands)	Unrealized		Accumulated
	Holding Gains	Unfunded	Other
	(Losses)	Retirement	Comprehensive
	on Securities	Obligations	Income
Six Months Ended June 30, 2017
Balance, beginning of period	$(949)	$51	$(898)
Change during six months ended June 30, 2017	1,318	100	1,418
Balance, end of period	$369	$151	$520

Six Months Ended June 30, 2016
Balance, beginning of period	$2,493	$35	$2,528
Change during six months ended June 30, 2016	4,356	10	4,366
Balance, end of period	$6,849	$45	$6,894

Three Months Ended June 30, 2017
Balance, beginning of period	$(630)	$155	$(475)
Change during three months ended June 30, 2017	999	(4)	995
Balance, end of period	$369	$151	$520

Three Months Ended June 30, 2016
Balance, beginning of period	$5,347	$49	$5,396
Change during three months ended June 30, 2016	1,502	(4)	1,498
Balance, end of period	$6,849	$45	$6,894

Items reclassified out of each component of other comprehensive income are as follows:

For the Six Months Ended June 30, 2017

(In Thousands)

	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale securities	$(252)	Realized gains on available-for-sale securities, net
	88	Income tax provision
	(164)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(15)	Pensions and other employee benefits
Actuarial loss	3	Pensions and other employee benefits
	(12)	Total before tax
	4	Income tax provision
	(8)	Net of tax
Total reclassifications for the period	$(172)

For the Six Months Ended June 30, 2016

(In Thousands)

	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale Securities	$(505)	Realized gains on available-for-sale securities, net
	177	Income tax provision
	(328)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(15)	Pensions and other employee benefits
Actuarial loss	5	Pensions and other employee benefits
	(10)	Total before tax
	3	Income tax provision
	(7)	Net of tax
Total reclassifications for the period	$(335)

For the Three Months Ended June 30, 2017

(In Thousands)

	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale Securities	$(107)	Realized gains on available-for-sale securities, net
	37	Income tax provision
	(70)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(7)	Pensions and other employee benefits
Actuarial loss	1	Pensions and other employee benefits
	(6)	Total before tax
	2	Income tax provision
	(4)	Net of tax
Total reclassifications for the period	$(74)

For the Three Months Ended June 30, 2016

(In Thousands)

	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale Securities	$(122)	Realized gains on available-for-sale securities, net
	43	Income tax provision
	(79)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(7)	Pensions and other employee benefits
Actuarial loss	2	Pensions and other employee benefits
	(5)	Total before tax
	1	Income tax provision
	(4)	Net of tax
Total reclassifications for the period	$(83)

4. CASH AND DUE FROM BANKS

Cash and due from banks at June 30, 2017 and December 31, 2016 include the following:

(In thousands)	June 30,	Dec. 31,
	2017	2016
Cash and cash equivalents	$31,403	$28,621
Certificates of deposit	3,240	3,488
Total cash and due from banks	$34,643	$32,109

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $12,812,000 at June 30, 2017 and $16,654,000 at December 31, 2016.

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

At June 30, 2017 and December 31, 2016, assets measured at fair value and the valuation methods used are as follows:

	June 30, 2017
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$9,591	$0	$9,591
Obligations of states and political subdivisions:
Tax-exempt	0	116,338	0	116,338
Taxable	0	28,452	0	28,452
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	47,405	0	47,405
Residential collateralized mortgage obligations	0	128,248	0	128,248
Commercial mortgage-backed securities	0	33,742	0	33,742
Total debt securities	0	363,776	0	363,776
Marketable equity securities	977	0	0	977
Total available-for-sale securities	977	363,776	0	364,753
Servicing rights	0	0	1,279	1,279
Total recurring fair value measurements	$977	$363,776	$1,279	$366,032

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,293	$3,293
Valuation allowance	0	0	(1,083)	(1,083)
Impaired loans, net	0	0	2,210	2,210
Foreclosed assets held for sale	0	0	2,023	2,023
Total nonrecurring fair value measurements	$0	$0	$4,233	$4,233

	December 31, 2016
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$9,541	$0	$9,541
Obligations of states and political subdivisions:
Tax-exempt	0	119,037	0	119,037
Taxable	0	30,297	0	30,297
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	58,404	0	58,404
Residential collateralized mortgage obligations	0	146,608	0	146,608
Commercial mortgage-backed securities	0	30,219	0	30,219
Total debt securities	0	394,106	0	394,106
Marketable equity securities	971	0	0	971
Total available-for-sale securities	971	394,106	0	395,077
Servicing rights	0	0	1,262	1,262
Total recurring fair value measurements	$971	$394,106	$1,262	$396,339

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,372	$3,372
Valuation allowance	0	0	(674)	(674)
Impaired loans, net	0	0	2,698	2,698
Foreclosed assets held for sale	0	0	2,180	2,180
Total nonrecurring fair value measurements	$0	$0	$4,878	$4,878

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

At June 30, 2017 and December 31, 2016, quantitative information regarding significant techniques and inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	6/30/17	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	6/30/17
Servicing rights	$1,279	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	137.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/16	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	12/31/16
Servicing rights	$1,262	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	138.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

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

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Servicing rights balance, beginning of period	$1,278	$1,261	$1,262	$1,296
Issuances of servicing rights	49	71	95	107
Unrealized losses included in earnings	(48)	(108)	(78)	(179)
Servicing rights balance, end of period	$1,279	$1,224	$1,279	$1,224

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

At June 30, 2017 and December 31, 2016, quantitative information regarding significant techniques and inputs used for nonrecurring fair value measurements using unobservable inputs (Level 3 methodologies) are as follows:

(In Thousands, Except						Weighted-
Percentages)		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	6/30/17	6/30/17	6/30/17	Technique	Inputs	6/30/17

Impaired loans:
Commercial:
Commercial loans secured by real estate	$2,718	$958	$1,760	Sales comparison	Discount to appraised value	16%
Commercial and industrial	75	75	0	Sales comparison	Discount to appraised value	100%
Loans secured by farmland	500	50	450	Sales comparison	Discount to appraised value	53%
Total impaired loans	$3,293	$1,083	$2,210
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$879	$0	$879	Sales comparison	Discount to appraised value	33%
Land	646	0	646	Sales comparison	Discount to appraised value	34%
Commercial real estate	498	0	498	Sales comparison	Discount to appraised value	49%
Total foreclosed assets held for sale	$2,023	$0	$2,023

(In Thousands, Except						Weighted-
Percentages)		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/16	12/31/16	12/31/16	Technique	Inputs	12/31/16

Impaired loans:
Commercial:
Commercial loans secured by real estate	$2,773	$528	$2,245	Sales comparison	Discount to appraised value	7%
Commercial and industrial	95	95	0	Sales comparison	Discount to appraised value	100%
Loans secured by farmland	504	51	453	Sales comparison	Discount to appraised value	55%
Total impaired loans	$3,372	$674	$2,698
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$1,102	$0	$1,102	Sales comparison	Discount to appraised value	35%
Land	650	0	650	Sales comparison	Discount to appraised value	33%
Commercial real estate	428	0	428	Sales comparison	Discount to appraised value	50%
Total foreclosed assets held for sale	$2,180	$0	$2,180

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at June 30, 2017 and December 31, 2016. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	Valuation	June 30, 2017		December 31, 2016
	Method(s)	Carrying	Fair	Carrying	Fair
	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$31,403	$31,403	$28,621	$28,621
Certificates of deposit	Level 2	3,240	3,236	3,488	3,481
Available-for-sale securities	See Above	364,753	364,753	395,077	395,077
Restricted equity securities (included in Other Assets)	Level 2	3,578	3,578	4,426	4,426
Loans held for sale	Level 1	1,708	1,708	142	142
Loans, net	Level 3	771,057	757,201	743,362	725,787
Accrued interest receivable	Level 2	3,808	3,808	3,963	3,963
Servicing rights	Level 3	1,279	1,279	1,262	1,262

Financial liabilities:
Deposits with no stated maturity	Level 2	779,842	779,842	771,625	771,625
Time deposits	Level 2	217,420	217,556	212,218	212,274
Short-term borrowings	Level 2	8,875	8,762	26,175	26,024
Long-term borrowings	Level 2	38,321	38,716	38,454	39,062
Accrued interest payable	Level 2	70	70	65	65

6. SECURITIES

Amortized cost and fair value of available-for-sale securities at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$9,678	$0	$(87)	$9,591
Obligations of states and political subdivisions:
Tax-exempt	114,095	2,899	(656)	116,338
Taxable	28,162	344	(54)	28,452
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	47,767	111	(473)	47,405
Residential collateralized mortgage obligations	129,372	360	(1,484)	128,248
Commercial mortgage-backed securities	34,112	37	(407)	33,742
Total debt securities	363,186	3,751	(3,161)	363,776
Marketable equity securities	1,000	0	(23)	977
Total	$364,186	$3,751	$(3,184)	$364,753

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$9,671	$5	$(135)	$9,541
Obligations of states and political subdivisions:
Tax-exempt	118,140	2,592	(1,695)	119,037
Taxable	30,073	303	(79)	30,297
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	58,922	306	(824)	58,404
Residential collateralized mortgage obligations	147,915	408	(1,715)	146,608
Commercial mortgage-backed securities	30,817	0	(598)	30,219
Total debt securities	395,538	3,614	(5,046)	394,106
Marketable equity securities	1,000	0	(29)	971
Total	$396,538	$3,614	$(5,075)	$395,077

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016:

June 30, 2017	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$7,943	$(87)	$0	$0	$7,943	$(87)
Obligations of states and political subdivisions:
Tax-exempt	32,129	(557)	3,698	(99)	35,827	(656)
Taxable	7,558	(54)	0	0	7,558	(54)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	33,600	(473)	0	0	33,600	(473)
Residential collateralized mortgage obligations	67,281	(891)	20,176	(593)	87,457	(1,484)
Commercial mortgage-backed securities	24,948	(262)	4,793	(145)	29,741	(407)
Total debt securities	173,459	(2,324)	28,667	(837)	202,126	(3,161)
Marketable equity securities	1,000	(23)	0	0	1,000	(23)
Total temporarily impaired available-for-sale securities	$174,459	$(2,347)	$28,667	$(837)	$203,126	$(3,184)

December 31, 2016	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$7,899	$(135)	$0	$0	$7,899	$(135)
Obligations of states and political subdivisions:
Tax-exempt	54,479	(1,676)	1,278	(19)	55,757	(1,695)
Taxable	9,594	(79)	0	0	9,594	(79)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	48,674	(824)	0	0	48,674	(824)
Residential collateralized mortgage obligations	85,198	(1,124)	16,073	(591)	101,271	(1,715)
Commercial mortgage-backed securities	30,219	(598)	0	0	30,219	(598)
Total debt securities	236,063	(4,436)	17,351	(610)	253,414	(5,046)
Marketable equity securities	1,000	(29)	0	0	1,000	(29)
Total temporarily impaired available-for-sale securities	$237,063	$(4,465)	$17,351	$(610)	$254,414	$(5,075)

Gross realized gains and losses from available-for-sale securities were as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Gross realized gains from sales	$107	$123	$268	$506
Gross realized losses from sales	0	(1)	(16)	(1)
Net realized gains	$107	$122	$252	$505

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of June 30, 2017. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$18,759	$18,808
Due from one year through five years	70,742	72,143
Due from five years through ten years	38,086	38,288
Due after ten years	24,348	25,142
Sub-total	151,935	154,381
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	47,767	47,405
Residential collateralized mortgage obligations	129,372	128,248
Commercial mortgage-backed securities	34,112	33,742
Total	$363,186	$363,776

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

Investment securities carried at $223,562,000 at June 30, 2017 and $230,803,000 at December 31, 2016 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements.

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

A summary of information management considered in evaluating debt and equity securities for other-than-temporary impairment (“OTTI”) at June 30, 2017 is provided below.

Debt Securities

At June 30, 2017, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities at June 30, 2017 to be temporary.

Equity Securities

The Corporation’s marketable equity securities at June 30, 2017 and December 31, 2016 consisted exclusively of one mutual fund. At June 30, 2017, there was an unrealized loss on the mutual fund of $23,000, and at December 31, 2016 there was an unrealized loss of $29,000. Management determined an OTTI charge was not required on this security at June 30, 2017 and December 31, 2016.

The Corporation had no realized gains or losses from the sale of equity securities in the first six months of 2017. The Corporation realized gains from sales of bank stocks totaling $28,000 in the three-month period ended June 30, 2016 and $277,000 during the first six months of 2016.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $3,448,000 at June 30, 2017 and $4,296,000 at December 31, 2016. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at June 30, 2017 and December 31, 2016. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

7. LOANS

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans. Loans outstanding at June 30, 2017 and December 31, 2016 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type
(In Thousands)	June 30,	Dec. 31,
	2017	2016
Residential mortgage:
Residential mortgage loans - first liens	$342,603	$334,102
Residential mortgage loans - junior liens	24,150	23,706
Home equity lines of credit	37,159	38,057
1-4 Family residential construction	26,067	24,908
Total residential mortgage	429,979	420,773
Commercial:
Commercial loans secured by real estate	155,158	150,468
Commercial and industrial	82,815	83,854
Political subdivisions	51,495	38,068
Commercial construction and land	15,201	14,287
Loans secured by farmland	7,432	7,294
Multi-family (5 or more) residential	7,497	7,896
Agricultural loans	4,454	3,998
Other commercial loans	11,038	11,475
Total commercial	335,090	317,340
Consumer	14,623	13,722
Total	779,692	751,835
Less: allowance for loan losses	(8,635)	(8,473)
Loans, net	$771,057	$743,362

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either June 30, 2017 or December 31, 2016.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of June 30, 2017 and December 31, 2016, management determined that no allowance for credit losses related to unfunded loan commitments was required.

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month and six-month periods ended June 30, 2017 and 2016 were as follows:

Three Months Ended June 30, 2017	March 31,				June 30,
(In Thousands)	2017 Balance	Charge-offs	Recoveries	Provision (Credit)	2017 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,125	$(99)	$12	$14	$3,052
Residential mortgage loans - junior liens	256	(16)	1	20	261
Home equity lines of credit	338	0	0	(6)	332
1-4 Family residential construction	240	0	0	11	251
Total residential mortgage	3,959	(115)	13	39	3,896
Commercial:
Commercial loans secured by real estate	2,685	0	0	(75)	2,610
Commercial and industrial	906	(1)	1	4	910
Commercial construction and land	169	0	0	(7)	162
Loans secured by farmland	111	0	0	(4)	107
Multi-family (5 or more) residential	236	0	0	(67)	169
Agricultural loans	39	0	0	3	42
Other commercial loans	109	0	0	(4)	105
Total commercial	4,255	(1)	1	(150)	4,105
Consumer	132	(19)	8	13	134
Unallocated	398	0	0	102	500
Total Allowance for Loan Losses	$8,744	$(135)	$22	$4	$8,635

Three Months Ended June 30, 2016	March 31,				June 30,
(In Thousands)	2016 Balance	Charge-offs	Recoveries	Provision (Credit)	2016 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,722	$(42)	$0	$150	$2,830
Residential mortgage loans - junior liens	228	0	0	11	239
Home equity lines of credit	351	0	0	8	359
1-4 Family residential construction	200	0	0	22	222
Total residential mortgage	3,501	(42)	0	191	3,650
Commercial:
Commercial loans secured by real estate	2,027	0	1	55	2,083
Commercial and industrial	976	0	0	62	1,038
Commercial construction and land	84	0	0	21	105
Loans secured by farmland	108	0	0	(5)	103
Multi-family (5 or more) residential	256	0	0	(8)	248
Agricultural loans	44	0	0	3	47
Other commercial loans	112	0	0	7	119
Total commercial	3,607	0	1	135	3,743
Consumer	126	(21)	12	21	138
Unallocated	427	0	0	(29)	398
Total Allowance for Loan Losses	$7,661	$(63)	$13	$318	$7,929

Six Months Ended June 30, 2017	Dec. 31,				June 30,
(In Thousands)	2016 Balance	Charge-offs	Recoveries	Provision (Credit)	2017 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,033	$(162)	$14	$167	$3,052
Residential mortgage loans - junior liens	258	(16)	2	17	261
Home equity lines of credit	350	0	0	(18)	332
1-4 Family residential construction	249	0	0	2	251
Total residential mortgage	3,890	(178)	16	168	3,896
Commercial:
Commercial loans secured by real estate	2,380	(96)	0	326	2,610
Commercial and industrial	999	(1)	2	(90)	910
Commercial construction and land	162	0	0	0	162
Loans secured by farmland	110	0	0	(3)	107
Multi-family (5 or more) residential	241	0	0	(72)	169
Agricultural loans	40	0	0	2	42
Other commercial loans	115	0	0	(10)	105
Total commercial	4,047	(97)	2	153	4,105
Consumer	138	(60)	23	33	134
Unallocated	398	0	0	102	500
Total Allowance for Loan Losses	$8,473	$(335)	$41	$456	$8,635

Six Months Ended June 30, 2016	Dec. 31,				June 30,
(In Thousands)	2015 Balance	Charge-offs	Recoveries	Provision (Credit)	2016 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,645	$(42)	$0	$227	$2,830
Residential mortgage loans - junior liens	219	0	0	20	239
Home equity lines of credit	347	0	0	12	359
1-4 Family residential construction	207	0	0	15	222
Total residential mortgage	3,418	(42)	0	274	3,650
Commercial:
Commercial loans secured by real estate	1,939	0	2	142	2,083
Commercial and industrial	981	0	1	56	1,038
Commercial construction and land	58	0	0	47	105
Loans secured by farmland	106	0	0	(3)	103
Multi-family (5 or more) residential	675	(595)	0	168	248
Agricultural loans	45	0	0	2	47
Other commercial loans	118	0	0	1	119
Total commercial	3,922	(595)	3	413	3,743
Consumer	122	(39)	27	28	138
Unallocated	427	0	0	(29)	398
Total Allowance for Loan Losses	$7,889	$(676)	$30	$686	$7,929

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of June 30, 2017 and December 31, 2016:

June 30, 2017
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$333,881	$331	$8,335	$56	$342,603
Residential mortgage loans - junior liens	23,856	110	184	0	24,150
Home equity lines of credit	36,562	62	535	0	37,159
1-4 Family residential construction	26,067	0	0	0	26,067
Total residential mortgage	420,366	503	9,054	56	429,979
Commercial:
Commercial loans secured by real estate	146,316	1,533	7,309	0	155,158
Commercial and Industrial	76,416	4,034	2,354	11	82,815
Political subdivisions	51,495	0	0	0	51,495
Commercial construction and land	15,055	66	80	0	15,201
Loans secured by farmland	5,433	594	1,391	14	7,432
Multi-family (5 or more) residential	6,896	0	601	0	7,497
Agricultural loans	3,621	84	749	0	4,454
Other commercial loans	10,964	0	74	0	11,038
Total commercial	316,196	6,311	12,558	25	335,090
Consumer	14,422	0	201	0	14,623
Totals	$750,984	$6,814	$21,813	$81	$779,692

December 31, 2016
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$324,377	$408	$9,258	$59	$334,102
Residential mortgage loans - junior liens	23,274	132	300	0	23,706
Home equity lines of credit	37,360	123	574	0	38,057
1-4 Family residential construction	24,820	0	88	0	24,908
Total residential mortgage	409,831	663	10,220	59	420,773
Commercial:
Commercial loans secured by real estate	139,358	3,092	8,018	0	150,468
Commercial and Industrial	79,202	4,180	461	11	83,854
Political subdivisions	38,068	0	0	0	38,068
Commercial construction and land	14,136	70	81	0	14,287
Loans secured by farmland	5,745	129	1,404	16	7,294
Multi-family (5 or more) residential	7,277	0	619	0	7,896
Agricultural loans	3,208	0	790	0	3,998
Other commercial loans	11,401	0	74	0	11,475
Total commercial	298,395	7,471	11,447	27	317,340
Consumer	13,546	0	176	0	13,722
Totals	$721,772	$8,134	$21,843	$86	$751,835

The general component of the allowance for loan losses covers pools of loans including commercial loans not considered individually impaired, as well as smaller balance homogeneous classes of loans, such as residential real estate, home equity lines of credit and other consumer loans. Accordingly, the Corporation generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a restructuring agreement. The pools of loans are evaluated for loss exposure based upon average historical net charge-off rates for each loan class, adjusted for qualitative factors (described in the following paragraphs). The time period used in determining the average historical net charge-off rate for each loan class is based on management’s evaluation of an appropriate time period that captures an historical loss experience relevant to the current portfolio. Throughout 2016 and at March 31, 2017, a three-year average net charge-off rate was used for all loan classes. At June 30, 2017, a five-year average net charge-off rate was used for commercial loans secured by real estate and for multi-family residential loans, while a three-year average net charge-off rate was used for all other loan classes.

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

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 55% at June 30, 2017) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

The scope of loans reviewed individually each quarter to determine if they are impaired include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Loans that are individually reviewed, but which are determined to not be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually reviewed, but which have been determined to not be impaired, are included in the “Collectively Evaluated” column in the table summarizing the allowance and associated loan balances as of June 30, 2017 and December 31, 2016. All loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of June 30, 2017 and December 31, 2016:

June 30, 2017	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$732	$341,871	$342,603	$0	$3,052	$3,052
Residential mortgage loans - junior liens	63	24,087	24,150	0	261	261
Home equity lines of credit	0	37,159	37,159	0	332	332
1-4 Family residential construction	0	26,067	26,067	0	251	251
Total residential mortgage	795	429,184	429,979	0	3,896	3,896
Commercial:
Commercial loans secured by real estate	5,953	149,205	155,158	958	1,652	2,610
Commercial and industrial	159	82,656	82,815	75	835	910
Political subdivisions	0	51,495	51,495	0	0	0
Commercial construction and land	0	15,201	15,201	0	162	162
Loans secured by farmland	1,379	6,053	7,432	50	57	107
Multi-family (5 or more) residential	392	7,105	7,497	0	169	169
Agricultural loans	12	4,442	4,454	0	42	42
Other commercial loans	0	11,038	11,038	0	105	105
Total commercial	7,895	327,195	335,090	1,083	3,022	4,105
Consumer	21	14,602	14,623	0	134	134
Unallocated						500

Total	$8,711	$770,981	$779,692	$1,083	$7,052	$8,635

December 31, 2016	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$753	$333,349	$334,102	$0	$3,033	$3,033
Residential mortgage loans - junior liens	68	23,638	23,706	0	258	258
Home equity lines of credit	0	38,057	38,057	0	350	350
1-4 Family residential construction	0	24,908	24,908	0	249	249
Total residential mortgage	821	419,952	420,773	0	3,890	3,890
Commercial:
Commercial loans secured by real estate	8,005	142,463	150,468	528	1,852	2,380
Commercial and industrial	212	83,642	83,854	95	904	999
Political subdivisions	0	38,068	38,068	0	0	0
Commercial construction and land	0	14,287	14,287	0	162	162
Loans secured by farmland	1,394	5,900	7,294	51	59	110
Multi-family (5 or more) residential	392	7,504	7,896	0	241	241
Agricultural loans	13	3,985	3,998	0	40	40
Other commercial loans	0	11,475	11,475	0	115	115
Total commercial	10,016	307,324	317,340	674	3,373	4,047
Consumer	23	13,699	13,722	0	138	138
Unallocated						398

Total	$10,860	$740,975	$751,835	$674	$7,401	$8,473

Summary information related to impaired loans at June 30, 2017 and December 31, 2016 is as follows:

(In Thousands)	June 30, 2017			December 31, 2016
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Residential mortgage loans - first liens	$762	$732	$0	$783	$753	$0
Residential mortgage loans - junior liens	63	63	0	68	68	0
Commercial loans secured by real estate	3,235	3,235	0	6,975	5,232	0
Commercial and industrial	84	84	0	117	117	0
Loans secured by farmland	879	879	0	890	890	0
Multi-family (5 or more) residential	987	392	0	987	392	0
Agricultural loans	12	12	0	13	13	0
Consumer	21	21	0	23	23	0
Total with no related allowance recorded	6,043	5,418	0	9,856	7,488	0

With a related allowance recorded:
Commercial loans secured by real estate	2,718	2,718	958	2,773	2,773	528
Commercial and industrial	75	75	75	95	95	95
Loans secured by farmland	500	500	50	504	504	51
Total with a related allowance recorded	3,293	3,293	1,083	3,372	3,372	674
Total	$9,336	$8,711	$1,083	$13,228	$10,860	$674

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

					Interest Income Recognized on
	Average Investment in Impaired Loans				Impaired Loans on a Cash Basis
(In Thousands)	3 Months Ended		6 Months Ended		3 Months Ended		6 Months Ended
	June 30,		June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Residential mortgage:
Residential mortgage loans - first lien	$738	$833	$743	$847	$8	$12	$17	$22
Residential mortgage loans - junior lien	65	71	66	72	1	1	2	2
Total residential mortgage	803	904	809	919	9	13	19	24
Commercial:
Commercial loans secured by real estate	6,219	5,892	6,554	6,026	35	81	91	191
Commercial and industrial	235	754	241	661	4	7	7	10
Commercial construction and land	0	0	0	0	0	0	0	0
Loans secured by farmland	1,382	1,413	1,386	1,418	14	17	22	38
Multi-family (5 or more) residential	392	490	392	590	0	0	0	0
Agricultural loans	12	15	12	15	0	0	1	1
Total commercial	8,240	8,564	8,585	8,710	53	105	121	240
Consumer	25	18	29	15	0	0	0	0
Total	$9,068	$9,486	$9,423	$9,644	$62	$118	$140	$264

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

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	June 30, 2017		December 31, 2016
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$1,936	$3,680	$3,022	$3,770
Residential mortgage loans - junior liens	0	0	114	0
Home equity lines of credit	78	45	320	11
Total residential mortgage	2,014	3,725	3,456	3,781
Commercial:
Commercial loans secured by real estate	0	5,761	2,774	3,080
Commercial and industrial	261	159	286	119
Commercial construction and land	113	0	0	0
Loans secured by farmland	274	1,318	219	1,331
Multi-family (5 or more) residential	0	392	0	392
Agricultural loans	0	12	0	13
Total commercial	648	7,642	3,279	4,935
Consumer	18	137	103	20

Totals	$2,680	$11,504	$6,838	$8,736

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

The table below presents a summary of the contractual aging of loans as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017				As of December 31, 2016
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$335,563	$3,639	$3,401	$342,603	$321,670	$6,695	$5,737	$334,102
Residential mortgage loans - junior liens	24,081	69	0	24,150	23,268	324	114	23,706
Home equity lines of credit	36,741	305	113	37,159	37,603	134	320	38,057
1-4 Family residential construction	25,802	265	0	26,067	24,567	341	0	24,908
Total residential mortgage	422,187	4,278	3,514	429,979	407,108	7,494	6,171	420,773

Commercial:
Commercial loans secured by real estate	152,173	92	2,893	155,158	147,464	82	2,922	150,468
Commercial and industrial	82,410	85	320	82,815	83,364	185	305	83,854
Political subdivisions	51,495	0	0	51,495	38,068	0	0	38,068
Commercial construction and land	15,024	64	113	15,201	14,199	88	0	14,287
Loans secured by farmland	6,262	92	1,078	7,432	6,181	83	1,030	7,294
Multi-family (5 or more) residential	7,105	0	392	7,497	7,439	65	392	7,896
Agricultural loans	4,389	53	12	4,454	3,981	4	13	3,998
Other commercial loans	11,038	0	0	11,038	11,475	0	0	11,475
Total commercial	329,896	386	4,808	335,090	312,171	507	4,662	317,340
Consumer	14,390	78	155	14,623	13,446	153	123	13,722

Totals	$766,473	$4,742	$8,477	$779,692	$732,725	$8,154	$10,956	$751,835

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at June 30, 2017 and December 31, 2016 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
June 30, 2017 Nonaccrual Totals	$4,714	$993	$5,797	$11,504
December 31, 2016 Nonaccrual Totals	$4,199	$419	$4,118	$8,736

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at June 30, 2017 and December 31, 2016 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
June 30, 2017 Totals	$679	$50	$241	$2,818	$3,788
December 31, 2016 Totals	$5,453	$350	$0	$2,874	$8,677

At June 30, 2017 and December 31, 2016, there were no commitments to loan additional funds to borrowers whose loans have been classified as TDRs.

TDRs that occurred during the three-month and six-month periods ended June 30, 2017 and 2016 are as follows:

(Balances in Thousands)	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Commercial and industrial,
Extended maturity with interest rate reduction	0	$0	1	$102

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Commercial and industrial:
Extended maturity with interest rate increase	0	$0	1	$5
Extended maturity with interest rate reduction	0	0	1	102
Total	0	$0	2	$107

In the three-month and six-month periods ended June 30 2017 and 2016, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months are summarized as follows:

(Balances in Thousands)	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
	Number		Number
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Residential mortgage - first liens	0	$0	1	$242
Residential mortgage - junior liens	0	0	1	30
Consumer	0	0	1	28
Total	0	$0	3	$300

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
	Number		Number
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Residential mortgage - first liens	0	$0	2	$273
Residential mortgage - junior liens	0	0	1	30
Commercial and industrial	0	0	1	5
Consumer	0	0	1	28
Total	0	$0	5	$336

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the unaudited Consolidated Balance Sheet) is as follows:

(In Thousands)	June 30,	Dec. 31,
	2017	2016
Foreclosed residential real estate	$879	$1,102

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	June 30,	Dec. 31,
	2017	2016
Residential real estate in process of foreclosure	$1,646	$2,738

8. BORROWED FUNDS

Short-term borrowings include the following:

(In Thousands)	June 30,	Dec. 31,
	2017	2016
FHLB-Pittsburgh borrowings	$4,000	$21,000
Customer repurchase agreements	4,875	5,175
Total short-term borrowings	$8,875	$26,175

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $490,474,000 at June 30, 2017 and $471,454,000 at December 31, 2016. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $3,448,000 at June 30, 2017 and $4,296,000 at December 31, 2016.

At June 30, 2017, the short-term borrowing from FHLB-Pittsburgh of $4,000,000 was an overnight borrowing with an interest rate of 1.24%. At December 31, 2016, the short-term borrowing from FHLB-Pittsburgh of $21,000,000 was an overnight borrowing with an interest rate of 0.74%.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average interest rate paid by the Corporation on customer repurchase agreements was 0.10% at June 30, 2017 and December 31, 2016.

Long-term borrowings are as follows:

(In Thousands)	June 30,	Dec. 31,
	2017	2016
FHLB-Pittsburgh borrowings	$11,321	$11,454
Repurchase agreement	27,000	27,000
Total long-term borrowings	$38,321	$38,454

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	June 30,	Dec. 31,
	2017	2016
Loan matured in June 2017 with a rate of 6.83%	$0	$4
Loan maturing in September 2017 with a rate of 3.81%	10,000	10,000
Loan maturing in April 2020 with a rate of 4.79%	556	646
Loan maturing in June 2025 with a rate of 4.91%	765	804
Total long-term FHLB-Pittsburgh borrowings	$11,321	$11,454

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

The carrying value of the underlying securities was $32,858,000 at June 30, 2017 and $31,494,000 at December 31, 2016, detailed in the following table:

(In Thousands)	June 30,	Dec. 31,
	2017	2016
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	$14,673	$18,181
Residential collateralized mortgage obligations	18,185	13,313
Total	$32,858	$31,494

Two of the more significant risks associated with the repurchase agreement with the broker-dealer are as follows:

·	The borrowings are putable at quarterly intervals by the issuer. Accordingly, if interest rates were to rise to a sufficient level, the issuer would be expected to require the Corporation to pay off the borrowing. In this circumstance, the Corporation would be required to obtain a new borrowing at a higher interest rate than the existing repurchase agreement or utilize cash from other sources to pay off the borrowing. If sales of available-for-sale securities were used to generate cash to pay off the borrowing, the value of such securities would be expected to have fallen, which could result in the Corporation recognizing a loss.

·	As principal pay-downs of mortgage backed securities and CMOs occur, the Corporation must have available, unencumbered assets or purchase a sufficient amount of assets with credit quality suitable to the broker-dealer to replace the amounts being paid off. Since pre-payments of mortgages typically increase as interest rates fall, the Corporation may be required to purchase additional assets at times when market rates are lower than the rates paid on the borrowing.

The Corporation manages these risks by maintaining sufficient available assets of acceptable credit quality, as well as maintaining other borrowing facilities, to meet ongoing collateral maintenance requirements or pay off the borrowing if required. In particular, the Corporation had unused borrowing capacity available from the FHLB-Pittsburgh of $338,020,000 at June 30, 2017.

9. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. The plan contains a cost-sharing feature which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at June 30, 2017 and December 31, 2016, and are not expected to significantly affect the Corporation’s future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$0	$0	$18	$18
Interest cost	12	13	28	31
Expected return on plan assets	(15)	(13)	0	0
Amortization of prior service cost	0	0	(15)	(15)
Recognized net actuarial loss	3	5	0	0
Net periodic benefit cost	$0	$5	$31	$34

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$0	$0	$9	$9
Interest cost	6	6	14	15
Expected return on plan assets	(7)	(6)	0	0
Amortization of prior service cost	0	0	(7)	(7)
Recognized net actuarial loss	1	2	0	0
Net periodic benefit cost	$0	$2	$16	$17

In the first six months of 2017, the Corporation funded postretirement contributions totaling $24,000, with estimated annual postretirement contributions of $62,000 expected in 2017 for the full year. Based upon preliminary actuarial information, no defined benefit pension contributions are required in 2017, though the Corporation may make discretionary contributions.

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

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Management has estimated restricted stock expense in the first six months of 2017 based on an assumption that the ROAE target for awards to Executive Officers in 2016 and 2017 will not be met, resulting in forfeiture of the restricted stock.

Total annual stock-based compensation for the year ending December 31, 2017 is estimated to total $652,000. If the ROAE targets for awards to Executive Officers in 2016 and 2017 are met or exceeded, total annual stock-based compensation would increase by approximately $123,000. Total stock-based compensation expense attributable to restricted stock awards amounted to $154,000 in the second quarter 2017 and $322,000 in the six-month period ended June 30, 2017. Total stock-based compensation expense attributable to restricted stock awards amounted to $163,000 in the second quarter 2016 and $325,000 in the six-month period ended June 30, 2016.

11. INCOME TAXES

The net deferred tax asset at June 30, 2017 and December 31, 2016 represents the following temporary difference components:

	June 30,	December 31,
(In Thousands)	2017	2016
Deferred tax assets:
Unrealized holding losses on securities	$0	$512
Allowance for loan losses	3,055	2,998
Other deferred tax assets	2,353	2,658
Total deferred tax assets	5,408	6,168

Deferred tax liabilities:
Unrealized holding gains on securities	198	0
Defined benefit plans - ASC 835	81	27
Bank premises and equipment	1,076	913
Core deposit intangibles	5	6
Other deferred tax liabilities	106	105
Total deferred tax liabilities	1,466	1,051
Deferred tax asset, net	$3,942	$5,117

The provision for income tax for the three-month and six month periods ended June 30, 2017 and 2016 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rates for the Corporation are as follows:

	Three Months Ended		Six Months Ended
(Dollars In thousands)	June 30,		June 30,
	2017	2016	2017	2016
Income before income tax provision	$5,495	$5,174	$9,913	$9,840
Income tax provision	1,374	1,303	2,358	2,396
Effective tax rate	25.00%	25.18%	23.79%	24.35%

The effective tax rate for each period presented differs from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation has investments in three limited partnerships that manage affordable housing projects that have qualified for the federal low-income housing tax credit. The Corporation’s expected return from these investments is based on the receipt of tax credits and tax benefits from deductions of operating losses. The Corporation uses the effective yield method to account for these investments, with the benefits recognized as a reduction of the provision for income taxes. For two of the three limited partnership investments, the tax credits have been received in full in prior years, and the Corporation has fully realized the benefits of the credits and amortized its initial investments in the partnerships. The most recent affordable housing project was completed in 2013, and the Corporation received tax credits in 2013 through 2016 and expects to continue to receive tax credits annually through 2022. The carrying amount of the Corporation’s investment is $660,000 at June 30, 2017 and $713,000 at December 31, 2016 (included in Other Assets in the consolidated balance sheets). For the year ending December 31, 2017, the estimated amount of tax credits and other tax benefits to be received is $157,000 and the estimated amount to be recognized as a reduction of the provision for income taxes is $73,000. The total reduction in the provision for income taxes resulting from this investment is $19,000 in the second quarter 2017 and $37,000 for the six months ended June 30, 2017, and $19,000 in the second quarter 2016 and $38,000 for the six months ended June 30, 2016.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. This makes significant changes in U.S. GAAP related to certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The changes provided for in this Update that are applicable to the Corporation are as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; however, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) for equity investments without readily determinable fair values, require a qualitative assessment to identify impairment, and if a qualitative assessment indicates that impairment exists, requiring an entity to measure the investment at fair value; (3) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments (at June 30, 2017 and December 31, 2016, the Corporation has no liabilities for which the fair value measurement option has been elected); (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this Update will become effective for the Corporation for annual and interim periods beginning in the first quarter 2018. With limited exceptions, early adoption of the amendments in this Update is not permitted. Amendments are to be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values should be applied prospectively. Initial adoption of this ASU is not expected to have a significant impact on the Corporation’s financial position; however, the method for determining the fair value of loans and other financial instruments for disclosure purposes will be affected.

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

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures. This ASU eliminates the requirement that when an investment qualifies for the equity method as a result of an increase in the level of ownership interest or influence, an investor must adjust the investment, results of operations and retained earnings retroactively as if the equity method had been in effect during all previous periods the investment had been held. The ASU requires the equity method investor to add the cost of acquiring an additional interest in the investee to the basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for the equity method. The ASU further requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method recognize through earnings the unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update were effective for the Corporation for annual and interim periods beginning in the first quarter 2017. Initial adoption of this ASU in 2017 did not have a significant impact on the Corporation.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation. This ASU changes several aspects of accounting for share-based payment transactions, and includes some changes that apply only to nonpublic companies. This Update includes amendments that currently apply, or may apply in the future, to the Corporation related to the following: (1) accounting for the difference between the deduction for tax purposes and the amount of compensation cost recognized for financial reporting purposes; (2) classification of excess tax benefits on the statement of cash flows; (3) accounting for forfeitures; (4) accounting for awards partially settled in cash in excess of the employer’s minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The amendments in this Update were effective for the Corporation for annual and interim periods beginning in the first quarter 2017. The ASU provides separate transition provisions for each of the amendments. Initial adoption of this ASU in 2017 did not have a significant impact on the Corporation.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). This Update will shorten the amortization period for certain callable debt securities held at a premium. Under current U.S. GAAP, entities generally amortize the premium over the contractual life of the instrument. Discounts will continue to be amortized to maturity. The amendments in this Update are effective for the Corporation for annual and interim periods beginning in the first quarter 2019. An entity should apply the amendments in this Update through a cumulative-effect adjustment directly to retained earnings as of the beginning of the year of adoption. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Corporation does not expect adoption of the amendments to have a significant impact on its financial position and does not expect to early adopt the amendments.

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

EARNINGS OVERVIEW

Second quarter 2017 net income was $0.34 per basic and diluted share, as compared to $0.28 in the first quarter 2017 and $0.32 in the second quarter 2016. For the six months ended June 30, 2017, net income per basic and diluted share was $0.62 as compared to $0.61 for the first six months of 2016. The return on average assets for the first six months of 2017 was 1.22%, and the return on average equity was 8.07%. Highlights related to the Corporation’s earnings results for the comparative periods are presented below.

Net income was $4,121,000 in the second quarter 2017, an increase of $250,000 (6.5%) over the second quarter 2016 amount. Some of the more significant fluctuations in revenues and expenses between the three-month period ended June 30, 2017 and the corresponding period in 2016 were as follows:

·	Net interest income increased $363,000 (3.6%) in the second quarter 2017 as compared to the second quarter 2016. The net interest margin of 3.83% for the second quarter 2017 was higher than the second quarter 2016 level of 3.76%. The improvement in the margin included the impact of a favorable change in the mix of earning assets, including growth in loans and a reduction in securities. Average total loans outstanding were higher by $59.5 million (8.4%) in the second quarter 2017 as compared to the second quarter 2016, while average total available-for-sale securities were lower by $35.5 million. Average total deposits were $11.4 million (1.2%) higher in the second quarter 2017 as compared to the second quarter 2016.

·	The second quarter 2017 provision for loan losses of $4,000 was $314,000 lower than the second quarter 2016 amount. In the second quarter 2017, the provision included $315,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period and a $102,000 increase in the unallocated portion of the allowance. Offsetting a significant portion of the provision was a $413,000 reduction in the collectively determined portion of the allowance for loan losses. The reduction in the collectively determined allowance included the effects of a 4 basis point improvement (reduction) in the Corporation’s aggregate net charge-off experience, along with a 4 basis point reduction in the qualitative factors used to estimate the allowance as of the end of the quarter. The reductions in the qualitative factors were determined by a management committee that noted improvements in loan delinquency levels along with a reduction in the unemployment rate over the previous 12 months throughout most of the Corporation’s market area. The net increase in specific allowances in the second quarter 2017 included an increase of $205,000 in the allowance related to one real estate secured commercial loan. In comparison, the second quarter 2016 provision included a $3,000 reduction in total specific allowances on impaired loans, as adjusted for net charge-offs during the period and a $29,000 decrease in the unallocated portion of the allowance, with a $350,000 increase in the collectively determined portion of the allowance. The increase in the collectively determined portion of the allowance in the second quarter 2016 resulted from growth in outstanding loans and the use of slightly higher qualitative factors to estimate the required allowance.

·	Noninterest revenue increased $200,000 (5.1%) in the second quarter 2017 over the second quarter 2016 amount. Trust and financial management revenue (which is recognized on a cash basis) increased $246,000, including $215,000 from a change in the frequency of billings that was implemented in the second quarter 2017. Interchange revenue from debit card transactions increased $81,000 (16.6%), reflecting benefits from a consulting project in 2016 that identified opportunities for improvements in card-related volumes and processing. Loan servicing fees, net, increased $66,000, as the fair value of mortgage servicing rights decreased by $48,000 in the second quarter 2017 as compared to a reduction of $108,000 in the first quarter 2016. Net gains from sales of loans decreased $107,000 in the second quarter 2017 as compared to the second quarter 2016 due to a lower average profit margin as well as a reduction in volume. Service charges on deposit accounts decreased $70,000 (6.0%), as revenue from consumer overdrafts declined due to lower volume.

·	Total noninterest expenses increased $541,000 (6.3%) in the second quarter 2017 over the second quarter 2016 amount. Other operating expense increased $287,000, including increases of $77,000 in loan collection expenses, $70,000 in losses and expenses associated with other real estate and $65,000 related to a sales tax audit. Pensions and other employee benefits expense increased $142,000, including the effect of higher health care expenses on the Corporation’s partially self-insured plan. Software subscriptions increased $40,000, including costs associated with new applications as well as annual licensing increases. Automated teller machine and interchange expense increased $38,000, including costs associated with issuing new debit cards with EMV functionality. FDIC assessments expense decreased $59,000, reflecting a lower assessment level.

Net income for the first six months of 2017 was $7,555,000, an increase of 1.5% over net income for the first six months of 2016 of $7,444,000. Some of the more significant fluctuations in revenues and expenses between the six-month period ended June 30, 2017 and the corresponding period in 2016 were as follows:

·	Net interest income was $489,000 (2.4%) higher for the first six months of 2017 as compared to the first six months of 2016. The net interest margin was 3.81% for the first six months of 2017, up from 3.79% for the first six months of 2016. Average total loans outstanding were up $58.6 million (8.3%) in the first six months of 2017 as compared to the first six months of 2016, while average total available-for-sale securities were lower by $29.0 million. Average total deposits were $17.0 million (1.8%) higher in the first six months of 2017 as compared to the first six months of 2016.

·	The provision for loan losses of $456,000 for the first six months of 2017 was $230,000 lower than the amount for the first six months of 2016. In 2017, the provision included $703,000 related to the change in total specific allowances on

·	impaired loans, as adjusted for net charge-offs during the period and a $102,000 increase in the unallocated portion of the allowance, with a reduction in the provision of $349,000 related to the reduction in the collectively determined allowance for loan losses. As described in more detail above, the reduction in the collectively determined allowance included the effects of an improvement in the Corporation’s aggregate net charge-off experience and a reduction in the qualitative factors used to estimate the allowance as of June 30, 2017. The net increase in specific allowances in the first six months of 2017 included an increase in the allowance related to one real estate secured commercial loan of $430,000 to $958,000 at June 30, 2017 as compared to $528,000 at December 31, 2016. The increase in the specific allowance for this loan was based on an updated appraisal. In comparison, the provision for the first six months of 2016 included $79,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period, a $29,000 decrease in the unallocated portion of the allowance and an increase in the provision of $636,000 related to an increase in the collectively determined allowance for loan losses. The increase in the collectively determined portion of the allowance at June 30, 2016 as compared to the end of the preceding year resulted from loan growth and slight increases in the net charge-off and qualitative factors used to estimate the allowance.

·	Noninterest revenue increased $374,000 (4.9%) in the first six months of 2017 as compared to the first six months of 2016. Trust and financial management revenue increased $282,000, including the effects of changing the frequency of billings as noted above. Interchange revenue from debit card transactions increased $138,000 (14.5%), reflecting improvements in card-related volumes and processing. Loan servicing fees, net, increased $116,000, as the fair value of mortgage servicing rights decreased by $78,000 in the first six months of 2017 as compared to a reduction of $179,000 in the first six months of 2016. Service charges on deposit accounts decreased $124,000 (5.4%), as revenue from consumer overdrafts declined due to lower volume. Net gains from sales of loans were $109,000 lower for the first six months of 2017 as compared to 2016, due to a lower average profit margin as well as a reduction in sales volume.

·	Total noninterest expenses increased $767,000 (4.4%) for the first six months of 2017 as compared to the first six months of 2016. Other operating expense increased $456,000. Within other operating expense, the largest variances included increases of $169,000 in loan collection expenses, $70,000 in losses and expenses associated with other real estate and $65,000 related to a sales tax audit. Pensions and other employee benefits expense increased $235,000, primarily as a result of higher health care expenses from the self-insured plan. Automated teller machine and interchange expense increased $83,000, including costs associated with issuing new debit cards with EMV functionality. Software subscriptions increased $79,000, including costs associated with new applications as well as annual licensing increases. FDIC assessments expense decreased $107,000, reflecting a lower assessment level. Professional fees expense decreased $90,000, reflecting a reduction in information technology and sales and service-related consulting expense.

More detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of Management’s Discussion and Analysis.

TABLE I - QUARTERLY FINANCIAL DATA
(In Thousands, Except Per Share Data) (Unaudited)	For the Three Months Ended:
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2017	2017	2016	2016	2016	2016
Interest income	$11,340	$11,112	$11,106	$11,131	$10,924	$10,937
Interest expense	978	953	920	944	925	904
Net interest income	10,362	10,159	10,186	10,187	9,999	10,033
Provision (credit) for loan losses	4	452	(3)	538	318	368
Net interest income after provision (credit) for loan losses	10,358	9,707	10,189	9,649	9,681	9,665
Other income	4,106	3,864	4,031	3,884	3,906	3,690
Net gains on available-for-sale securities	107	145	69	584	122	383
Other expenses	9,076	9,298	8,558	8,579	8,535	9,072
Income before income tax provision	5,495	4,418	5,731	5,538	5,174	4,666
Income tax provision	1,374	984	1,500	1,451	1,303	1,093
Net income	$4,121	$3,434	$4,231	$4,087	$3,871	$3,573
Net income attributable to common shares	$4,100	$3,416	$4,209	$4,065	$3,850	$3,553
Basic earnings per common share	$0.34	$0.28	$0.35	$0.34	$0.32	$0.29
Diluted earnings per common share	$0.34	$0.28	$0.35	$0.34	$0.32	$0.29

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and six-month periods ended June 30, 2017 and June 30, 2016. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

Six-Month Periods Ended June 30, 2017 and 2016

For the six-month periods, fully taxable equivalent net interest income was $21,903,000 in 2017, $475,000 (2.2%) higher than in 2016. Interest income was $577,000 higher in 2017 as compared to 2016; interest expense was also higher by $102,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.81% in 2017 as compared to 3.79% in 2016, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.66% in each of the six-month periods ended June 30, 2017 and 2016.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $23,834,000 in 2017, an increase of 2.5% from 2016. Interest and fees on loans receivable increased $1,000,000, or 5.7%. The average balance of gross loans receivable increased $58,649,000, or 8.3%, to $765,408,000 in 2017 from $706,759,000 in 2016. The Corporation experienced growth in both commercial and mortgage loans outstanding. The Corporation’s average yield on loans receivable declined to 4.86% in 2017 from 4.96% in 2016 as average interest rates on new loans have been lower than the average rates on loans that have been fully or partially paid off. More recently, interest rates on floating-rate loans such as commercial and home equity lines of credit have increased, which has caused the overall yield on loans receivable to increase slightly, to 4.87% in the second quarter 2017 as compared to 4.84% in the first quarter 2017.

As indicated in Table III, average available-for-sale securities (at amortized cost) totaled $379,789,000 in 2017, a decrease of $28,984,000 (7.1%) from 2016. The net decrease in the Corporation’s available-for-sale securities portfolio consisted of decreases in all categories of securities with the exception of commercial mortgage-backed securities. The Corporation’s yield on securities was 2.83% in 2017, which was comparable to 2.82% in 2016.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased $102,000, or 5.6%, to $1,931,000 in 2017 from $1,829,000 in 2016. Table III shows that the overall cost of funds on interest-bearing liabilities increased to 0.48% in 2017 from 0.45% in 2016.

Total average deposits (interest-bearing and noninterest-bearing) increased 1.8%, to $973,640,000 in 2017 from $956,602,000 in 2016. Increases in the average balances of demand deposits, savings and interest checking accounts were partially offset by decreases in Individual Retirement Accounts, money market accounts and certificates of deposit.

Total average borrowed funds increased $1,485,000 to $69,626,000 in 2017 from $68,141,000 in 2016. The average rate on borrowed funds was 2.42% in 2017 compared to 2.44% in 2016.

Three-Month Periods Ended June 30, 2017 and 2016

For the three-month periods, fully taxable equivalent net interest income was $11,062,000 in 2017, which was $378,000 (3.5%) higher than in 2016. Interest income was $431,000 higher in 2017 as compared to 2016, while interest expense was higher by $53,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.83% in 2017 as compared to 3.76% in 2016, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.69% in 2017 as compared to 3.63% in 2016.

Interest income totaled $12,040,000 in 2017, an increase of $431,000 (3.7%) from 2016. Interest and fees from loans receivable increased $597,000, or 6.8%, in 2017 as compared to 2016, while income from available-for-sale securities decreased $169,000 (6.1%). As indicated in Table III, for the three-month periods, the average balance of gross loans receivable increased 8.4% to $771,372,000 in 2017 from $711,882,000 in 2016. The average rate of return on loans was 4.87% in 2017, down from 4.96% in 2016. Total average available-for-sale securities (at amortized cost) in 2017 decreased to $370,799,000 from $406,260,000 in 2016. The average rate of return on available-for-sale securities was 2.83% for 2017, up from 2.76% in 2016.

For the three-month periods, interest expense increased $53,000, or 5.7%, to $978,000 in 2017 from $925,000 in 2016. All of this increase was in interest paid on deposits as the average rate paid on deposits increased 0.02%, including increases of 0.07% on certificates of deposit and 0.06% on interest checking. As presented in Table III, the overall cost of funds on interest-bearing liabilities increased to 0.48% in 2017 from 0.46% in 2016. Total average deposits (interest-bearing and noninterest-bearing) amounted to $979,986,000 in the second quarter 2017, an increase of $11,381,000 (1.2%) from the second quarter 2016 total.

Interest expense on total borrowed funds was unchanged from 2016 to 2017. Interest expense on short-term borrowings increased $4,000 while interest expense on long-term borrowings decreased by the same amount from 2016 to 2017. The average balance of total borrowed funds decreased to $59,558,000 in the second quarter 2017 from $61,874,000 in the second quarter 2016, while the average rate on borrowed funds increased to 2.71% in the second quarter 2017 from 2.62% in the second quarter 2016.

The average balance of short-term borrowings decreased to $21,205,000 in the second quarter 2017 from $23,225,000 in 2016, and the average rate on short-term borrowings increased to 0.85% in 2017 from 0.71% in 2016. The increase in average rate on short-term borrowings reflects increases in overnight borrowing rates, consistent with increases in the Fed Funds rate totaling 0.75% rate over the past several months, including separate 0.25% Fed Funds increases in December 2016, March 2017 and June 2017.

The average balance of long-term borrowings was $38,353,000 in the second quarter 2017, at an average rate of 3.74%, down slightly from an average balance of $38,649,000 at an average rate of 3.77% in the second quarter 2016. Borrowings are classified as long-term within the Tables based on their term at origination; however, within this category, borrowings with a total balance of $37,000,000 at June 30, 2017 mature within the year ending December 31, 2017. The two largest borrowings within the long-term category that mature in 2017 include a $10 million advance from FHLB-Pittsburgh with a 3.81% interest rate that matures in September and a $27 million repurchase agreement with a rate of 3.595% and an effective maturity in December 2017.

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(In Thousands)	2017	2016	(Decrease)	2017	2016	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$1,357	$1,495	$(138)	$2,765	$3,084	$(319)
Tax-exempt	1,263	1,294	(31)	2,551	2,664	(113)
Total available-for-sale securities	2,620	2,789	(169)	5,316	5,748	(432)
Interest-bearing due from banks	41	36	5	73	60	13
Loans held for sale	6	8	(2)	10	14	(4)
Loans receivable:
Taxable	8,609	8,086	523	16,983	16,060	923
Tax-exempt	764	690	74	1,452	1,375	77
Total loans receivable	9,373	8,776	597	18,435	17,435	1,000
Total Interest Income	12,040	11,609	431	23,834	23,257	577

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	106	74	32	183	132	51
Money market	89	86	3	170	165	5
Savings	36	33	3	70	65	5
Certificates of deposit	238	220	18	462	422	40
Individual Retirement Accounts	106	109	(3)	211	217	(6)
Other time deposits	0	0	0	0	0	0
Total interest-bearing deposits	575	522	53	1,096	1,001	95
Borrowed funds:
Short-term	45	41	4	122	103	19
Long-term	358	362	(4)	713	725	(12)
Total borrowed funds	403	403	0	835	828	7
Total Interest Expense	978	925	53	1,931	1,829	102

Net Interest Income	$11,062	$10,684	$378	$21,903	$21,428	$475

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	3 Months		3 Months		6 Months		6 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	6/30/2017	Return/	6/30/2016	Return/	6/30/2017	Return/	6/30/2016	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities,
at amortized cost:
Taxable	$255,806	2.13%	$297,608	2.02%	$263,486	2.12%	$301,744	2.06%
Tax-exempt	114,993	4.41%	108,652	4.79%	116,303	4.42%	107,029	5.01%
Total available-for-sale securities	370,799	2.83%	406,260	2.76%	379,789	2.82%	408,773	2.83%
Interest-bearing due from banks	14,873	1.11%	24,250	0.60%	14,898	0.99%	22,299	0.54%
Loans held for sale	499	4.82%	540	5.96%	351	5.75%	496	5.68%
Loans receivable:
Taxable	702,933	4.91%	650,213	5.00%	700,501	4.89%	645,586	5.00%
Tax-exempt	68,439	4.48%	61,669	4.50%	64,907	4.51%	61,173	4.52%
Total loans receivable	771,372	4.87%	711,882	4.96%	765,408	4.86%	706,759	4.96%
Total Earning Assets	1,157,543	4.17%	1,142,932	4.09%	1,160,446	4.14%	1,138,327	4.11%
Cash	17,276		16,522		16,648		16,055
Unrealized gain/loss on securities	689		7,737		(130)		7,396
Allowance for loan losses	(8,901)		(7,756)		(8,748)		(7,844)
Bank premises and equipment	15,714		15,390		15,713		15,424
Intangible Assets	11,957		11,967		11,958		11,969
Other assets	41,322		38,938		42,594		38,734
Total Assets	$1,235,600		$1,225,730		$1,238,481		$1,220,061

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$203,256	0.21%	$196,918	0.15%	$202,194	0.18%	$196,030	0.14%
Money market	190,703	0.19%	200,896	0.17%	190,902	0.18%	196,205	0.17%
Savings	142,978	0.10%	132,353	0.10%	140,903	0.10%	131,178	0.10%
Certificates of deposit	116,450	0.82%	117,825	0.75%	115,051	0.81%	115,618	0.73%
Individual Retirement Accounts	98,004	0.43%	104,030	0.42%	98,513	0.43%	104,796	0.42%
Other time deposits	1,107	0.00%	1,140	0.00%	950	0.00%	972	0.00%
Total interest-bearing deposits	752,498	0.31%	753,162	0.28%	748,513	0.30%	744,799	0.27%
Borrowed funds:
Short-term	21,205	0.85%	23,225	0.71%	31,240	0.79%	29,454	0.70%
Long-term	38,353	3.74%	38,649	3.77%	38,386	3.75%	38,687	3.77%
Total borrowed funds	59,558	2.71%	61,874	2.62%	69,626	2.42%	68,141	2.44%
Total Interest-bearing Liabilities	812,056	0.48%	815,036	0.46%	818,139	0.48%	812,940	0.45%
Demand deposits	227,488		215,443		225,127		211,803
Other liabilities	7,573		8,304		7,866		7,841
Total Liabilities	1,047,117		1,038,783		1,051,132		1,032,584
Stockholders’ equity, excluding other comprehensive income/loss	187,882		181,882		187,289		182,629
Accumulated other comprehensive income/loss	601		5,065		60		4,848
Total Stockholders’ Equity	188,483		186,947		187,349		187,477
Total Liabilities and Stockholders’ Equity	$1,235,600		$1,225,730		$1,238,481		$1,220,061
Interest Rate Spread		3.69%		3.63%		3.66%		3.66%
Net Interest Income/Earning Assets		3.83%		3.76%		3.81%		3.79%

Total Deposits (Interest-bearing and Demand)	$979,986		$968,605		$973,640		$956,602

(1) Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(3) Rates of return on earning assets and costs of funds are presented on an annualized basis.

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 6/30/17 vs. 6/30/16			6 Months Ended 6/30/17 vs. 6/30/16
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$(214)	$76	$(138)	$(406)	$87	$(319)
Tax-exempt	73	(104)	(31)	215	(328)	(113)
Total available-for-sale securities	(141)	(28)	(169)	(191)	(241)	(432)
Interest-bearing due from banks	(18)	23	5	(25)	38	13
Loans held for sale	0	(2)	(2)	(4)	0	(4)
Loans receivable:
Taxable	664	(141)	523	1,303	(380)	923
Tax-exempt	77	(3)	74	80	(3)	77
Total loans receivable	741	(144)	597	1,383	(383)	1,000
Total Interest Income	582	(151)	431	1,163	(586)	577

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	2	30	32	4	47	51
Money market	(4)	7	3	(4)	9	5
Savings	3	0	3	5	0	5
Certificates of deposit	(2)	20	18	(2)	42	40
Individual Retirement Accounts	(6)	3	(3)	(14)	8	(6)
Other time deposits	0	0	0	0	0	0
Total interest-bearing deposits	(7)	60	53	(11)	106	95
Borrowed funds:
Short-term	(4)	8	4	6	13	19
Long-term	(2)	(2)	(4)	(7)	(5)	(12)
Total borrowed funds	(6)	6	0	(1)	8	7
Total Interest Expense	(13)	66	53	(12)	114	102

Net Interest Income	$595	$(217)	$378	$1,175	$(700)	$475

(1) Changes in income on tax-exempt securities and loans are presented on a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

Table V excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table V increased $374,000 (4.9%) in the first six months of 2017 over the first six months of 2016 amount. The most significant variances include the following:

TABLE V - COMPARISON OF NONINTEREST INCOME
(Dollars In Thousands)
	6 Months Ended
	June 30,		$	%
	2017	2016	Change	Change
Service charges on deposit accounts	$2,178	$2,302	$(124)	(5.4)
Service charges and fees	201	217	(16)	(7.4)
Trust and financial management revenue	2,677	2,395	282	11.8
Brokerage revenue	364	353	11	3.1
Insurance commissions, fees and premiums	72	48	24	50.0
Interchange revenue from debit card transactions	1,088	950	138	14.5
Net gains from sales of loans	354	463	(109)	(23.5)
Loan servicing fees, net	127	11	116	1054.5
Increase in cash surrender value of life insurance	184	189	(5)	(2.6)
Other operating income	725	668	57	8.5
Total noninterest income before realized gains on available-for-sale securities, net	$7,970	$7,596	$374	4.9

·	Trust and financial management revenue increased $282,000 (11.8%). The increase in revenue included the impact of a change in the frequency of billings for many accounts from a quarterly billing cycle to monthly, resulting in additional fees of $215,000 more than would otherwise have been recognized in the first six months of 2017. (Trust revenue is recognized on a cash basis, which would not ordinarily vary significantly from an amount determined on an accrual basis.) The increase also included the effects of an increase in the value of assets under management to $894,669,000 at June 30, 2017, up 5.6% from one year earlier. The increase in value of Trust assets under management resulted mainly from appreciation in equity values.

·	Interchange revenue from debit card transactions increased $138,000 (14.5%), reflecting improvements in card-related volumes and processing.

·	Loan servicing fees, net, increased $116,000. This category includes fees received from servicing residential mortgage loans that have been originated and sold, adjusted for changes in the fair value of servicing rights. The fair value of mortgage servicing rights decreased by $78,000 in the first six months of 2017 as compared to a reduction of $178,000 in the same period of 2016.

·	Service charges on deposit accounts decreased $124,000 (5.4%), as revenue from consumer overdrafts declined due to lower volume.

·	Net gains from sales of loans were $109,000 lower for the first six months of 2017 as compared to 2016, due to a lower average profit margin as well as a reduction in sales volume. The total cost basis of residential mortgage loans sold in the first six months of 2017 was $11.1 million as compared to $12.5 million in the first six months of 2016, a reduction of 11.3%. In total, gains from sales of loans were 3.19% of the total cost basis of loans sold in the first six months of 2017, down from 3.71% in the first six months of 2016. The reduction in average profit margin resulted from competitive pricing pressures.

TABLE VI - COMPARISON OF NONINTEREST INCOME

(Dollars In Thousands)

	3 Months Ended
	June 30,		$	%
	2017	2016	Change	Change
Service charges on deposit accounts	$1,094	$1,164	$(70)	(6.0)
Service charges and fees	104	123	(19)	(15.4)
Trust and financial management revenue	1,497	1,251	246	19.7
Brokerage revenue	208	180	28	15.6
Insurance commissions, fees and premiums	31	27	4	14.8
Interchange revenue from debit card transactions	568	487	81	16.6
Net gains from sales of loans	188	295	(107)	(36.3)
Loan servicing fees, net	55	(11)	66	(600.0)
Increase in cash surrender value of life insurance	94	93	1	1.1
Other operating income	267	297	(30)	(10.1)
Total noninterest income before realized gains on available-for-sale securities, net	$4,106	$3,906	$200	5.1

Table VI excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table VI increased $200,000 (5.1%) in the first six months of 2017 over the first six months of 2016 amount. The most significant variances include the following:

·	Trust and financial management revenue increased $246,000, including $215,000 from the effects of changing the frequency of billings as described above.

·	Interchange revenue from debit card transactions increased $81,000 (16.6%), reflecting benefits from a consulting project in 2016 that identified opportunities for improvements in card-related volumes and processing.

·	Loan servicing fees, net, increased $66,000, as the fair value of mortgage servicing rights decreased by $48,000 in the second quarter 2017 as compared to a reduction of $108,000 in the second quarter 2016.

·	Net gains from sales of loans decreased $107,000 in the second quarter 2017 as compared to the second quarter 2016, due to a lower average profit margin and a reduction in sales volume.

·	Service charges on deposit accounts decreased $70,000 (6.0%), as revenue from consumer overdrafts declined due to lower volume.

TABLE VII - COMPARISON OF NONINTEREST EXPENSE

(Dollars In Thousands)

	6 Months Ended
	June 30,		$	%
	2017	2016	Change	Change
Salaries and wages	$7,840	$7,800	$40	0.5
Pensions and other employee benefits	2,674	2,439	235	9.6
Occupancy expense, net	1,178	1,169	9	0.8
Furniture and equipment expense	901	866	35	4.0
FDIC Assessments	190	297	(107)	(36.0)
Pennsylvania shares tax	672	645	27	4.2
Professional fees	481	571	(90)	(15.8)
Automated teller machine and interchange expense	599	516	83	16.1
Software subscriptions	571	492	79	16.1
Other operating expense	3,268	2,812	456	16.2
Total noninterest expense	$18,374	$17,607	$767	4.4

As shown in Table VII, total noninterest expense increased $767,000 (4.4%) in the first six months of 2017 as compared to the first six months of 2016. The most significant variances include the following:

·	Other operating expense increased $456,000. Within other operating expense, the largest variances included increases of $169,000 in loan collection expenses, $70,000 in losses and expenses associated with other real estate and $65,000 related to a sales tax audit.

·	Pensions and other employee benefits expense increased $235,000, primarily as a result of higher health care expenses on the Corporation’s partially self-insured plan.

·	Automated teller machine and interchange expense increased $83,000, including costs associated with issuing new debit cards with EMV functionality.

·	Software subscriptions increased $79,000, including costs associated with new applications as well as annual licensing increases.

·	FDIC assessments expense decreased $107,000, reflecting a lower assessment level.

·	Professional fees expense decreased $90,000, reflecting a reduction in information technology and sales and service-related consulting expense.

TABLE VIII - COMPARISON OF NONINTEREST EXPENSE

(Dollars In Thousands)

	3 Months Ended
	June 30,		$	%
	2017	2016	Change	Change
Salaries and wages	$3,972	$3,913	$59	1.5
Pensions and other employee benefits	1,144	1,002	142	14.2
Occupancy expense, net	600	560	40	7.1
Furniture and equipment expense	448	439	9	2.1
FDIC Assessments	96	155	(59)	(38.1)
Pennsylvania shares tax	336	323	13	4.0
Professional fees	254	282	(28)	(9.9)
Automated teller machine and interchange expense	305	267	38	14.2
Software subscriptions	291	251	40	15.9
Other operating expense	1,630	1,343	287	21.4
Total noninterest expense	$9,076	$8,535	$541	6.3

As shown in Table VIII, total noninterest expense increased $541,000 (6.3%) in the second quarter 2017 as compared to the second quarter 2016. The most significant variances include the following:

·	Other operating expense increased $287,000, including increases of $77,000 in loan collection expenses, $65,000 related to a sales tax audit and $52,000 in losses associated with other real estate.

·	Pensions and other employee benefits expense increased $142,000, including the effect of higher health care expenses on the Corporation’s partially self-insured plan.

·	Occupancy expense increased $40,000 (7.1%), including approximately $11,000 from the new loan processing office in Elmira, NY, which opened in March 2017.

·	Software subscriptions increased $40,000, including costs associated with new applications as well as annual licensing increases.

·	Automated teller machine and interchange expense increased $38,000, including costs associated with issuing new debit cards with EMV functionality.

·	FDIC assessments expense decreased $59,000, reflecting a lower assessment level.

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the “Net Interest Income” section of Management’s Discussion and Analysis. Other significant balance sheet items, including the allowance for loan losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding standby letters of credit at June 30, 2017, and management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2017.

Gross loans outstanding (excluding mortgage loans held for sale) were $779,692,000 at June 30, 2017, up 3.7% from $751,835,000 at December 31, 2016 and up 7.1 % from $727,842 at June 30, 2016. Total outstanding mortgages and other consumer real estate loans were $9,206,000 (2.2%) higher at June 30, 2017 as compared to December 31, 2016; and increased $31,334,000 (7.9%) compared to June 30, 2016. Total outstanding commercial loans were higher by $17,750,000 (5.6%) at June 30, 2017 as compared to December 31, 2016 and $18,027,000 (5.7%) as compared to June 30, 2016. Average loans outstanding in the first six months of 2017 of $765,408,000 were $58,649,000 (8.3%) higher than the corresponding total in the first six months of 2016. The increase in loans outstanding over the last two quarters of 2016 and first two quarters 2017 have included significant increases in mortgages and other consumer real estate loans as well as commercial loans.

While the Corporation’s lending activities are primarily concentrated in its market area, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial,” “Commercial loans secured by real estate” and “Political subdivisions” classes in the loan tables presented in this Form 10-Q. Total participation loans outstanding amounted to $42,876,000 at June 30, 2017, down from $47,508,000 at December 31, 2016 and down from $47,055,000 at June 30, 2016. At June 30, 2017, the balance of participation loans outstanding includes a total of $31,682,000 to businesses located outside of the Corporation’s market area, including $10,515,000 from participations in loans originated through the Corporation’s membership in a network that originates loans throughout the U.S. The Corporation’s participation loans originated through the network consist of loans to businesses that are larger than the Corporation’s typical commercial customer base. The loans originated through the network are considered “leveraged loans,” meaning the businesses typically have minimal tangible book equity and the extent of collateral available is limited, though at the time of origination the businesses have demonstrated strong cash flow performance in their recent histories. Total leveraged participation loans, including loans originated through the network and two loans originated through another lead institution, totaled $12,359,000 at June 30, 2017, $15,207,000 at December 31, 2016 and $12,199,000 at June 30, 2016.

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

For loan sales originated under the MPF Xtra and Original programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received, or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At June 30, 2017, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,828,000, and the corresponding total outstanding balance repurchased at December 31, 2016 was $1,852,000.

At June 30, 2017, outstanding balances of loans sold and serviced through the two programs totaled $165,789,000, including loans sold through the MPF Xtra program of $112,184,000 and loans sold through the Original program of $53,605,000. At December 31, 2016, outstanding balances of loans sold and serviced through the two programs totaled $163,296,000, including loans sold through the MPF Xtra program of $116,978,000 and loans sold through the Original program of $46,318,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of June 30, 2017 and December 31, 2016.

For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. At June 30, 2017, the Corporation has recorded an allowance in the amount of $227,000 for credit losses on loans sold under the MPF Original Program which is included in “Accrued interest and other liabilities” in the accompanying balance sheet. The corresponding recorded allowance at December 31, 2016 was $196,000. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

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

The allowance for loan losses was $8,635,000 at June 30, 2017, up from $8,473,000 at December 31, 2016. Table X shows total specific allowances on impaired loans increased $409,000 to $1,083,000 at June 30, 2017 from $674,000 at December 31, 2016. The net increase in specific allowances in the first half of 2017 included an increase of $430,000 in the allowance related to one real estate secured commercial loan. The increase in the specific allowance for this loan was based on an updated appraisal. At June 30, 2017, the outstanding balance of this loan was $2,718,000, and the related allowance was $958,000.

Table X also shows that the collectively determined portion of the allowance related to commercial loans decreased $51,000, to $3,022,000 at June 30, 2017 from $3,373,000 at December 31, 2016. The decrease in the collectively determined allowance on commercial loans resulted from an aggregate improvement (reduction) in the net charge-off experience and qualitative factors used to value the allowance on commercial loans, partially offset by the impact of an increase in outstanding loans. The aggregate net charge-off experience factor used in the allowance calculation on commercial loans was 0.09% lower at June 30, 2017 as compared to December 31, 2016. The Corporation’s aggregate net charge-off rate on commercial loans has been improving over the past several quarters, as the effects on the overall rate of a large ($1,486,000) charge-off in 2014 on a commercial loan secured by real estate has gradually diminished. The qualitative factors used in the allowance calculation for commercial loans were 0.05% lower at June 30, 2017 as compared to December 31, 2016, reflecting a pattern of overall improvement in loan delinquency levels and a reduction in the unemployment rate throughout most of the Corporation’s market area over the previous twelve months.

Throughout 2016 and at March 31, 2017, a rolling three-year average net charge-off rate was used for all loan classes. At June 30, 2017, a five-year average net charge-off rate was used for commercial loans secured by real estate and for multi-family residential loans, while a three-year average net charge-off rate was used for all other loan classes. The change in time period for these two loan classes was based on management’s evaluation of an appropriate time period that captures an historical loss experience relevant to the current portfolio. The impact of this change was to increase the allowance for loan losses at June 30, 2017 and resulting provision for the second quarter and six months ended June 30, 2017 by $189,000.

The provision for loan losses by segment in the three-month and six-month period ended June 30, 2017 and 2016 is as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Residential mortgage	$39	$191	$168	$274
Commercial	(150)	135	153	413
Consumer	13	21	33	28
Unallocated	102	(29)	102	(29)

Total	$4	$318	$456	$686

The overall decreases in the provision for loan losses for the second quarter and first six months of 2017 as compared to the corresponding periods of 2016 reflect, in part, increases in the provision due to changes in specific allowances offset by decreases in the collectively determined allowance for loan losses including a reduction in the qualitative factors used to determine the allowance as well as a reduction in the historical average net charge-offs as a percentage of outstanding loans as described above. More detail related to the largest segments, residential mortgage and commercial, is as follows:

·	The provision for the residential mortgage segment in the second quarter 2017 included $102,000 related to net charge-offs during the period, partially offset by a reduction of $63,000 in the collectively determined portion of the allowance. The second quarter 2017 reduction in the collectively determined portion of the allowance on residential mortgage loans resulted from a 0.03% reduction in qualitative factors, reflecting improvements in delinquencies and a reduction in the unemployment rate in the Corporation’s market area over the previous twelve months, partially offset by the effects of an increase in outstanding mortgage loans. In comparison, the provision for the residential mortgage segment in the second quarter 2016 included $42,000 related to net charge-offs during the period and an increase of $149,000 in the collectively determined portion of the allowance. The increase in the collectively determined portion of the allowance in the second quarter 2016 resulted mainly from growth in outstanding loans.

·	For the first six months of 2017, the provision for the residential mortgage segment included net charge-offs totaling $162,000 and a net increase in the collectively determined allowance of $6,000. The net increase in the collectively determined portion of the allowance for residential mortgage loans included the effects of an increase in loans outstanding, partially offset by a 0.03% reduction in qualitative factors used to calculate the allowance at June 30, 2017 as compared to December 31, 2016. For the first six months of 2016, the provision for the residential mortgage segment included net charge-offs totaling $42,000 and a net increase in the collectively determined allowance of $232,000.

·	The provision for the commercial segment in the second quarter 2017 included $202,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period offset by a decrease of $352,000 in the collectively determined allowance for loan losses. The increase in specific allowances on commercial loans in the second quarter 2017 included an increase of $205,000 related to the commercial loan mentioned above. As noted above, the reduction in the collectively determined allowance on commercial loans included the effects of reductions in net charge-off experience and qualitative factors used in calculating the allowance. In the second quarter 2016, the provision for the commercial segment included a net reduction of $54,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period and an increase of $189,000 in the collectively determined allowance for loan losses. The second quarter 2016 increase in the collectively determined allowance on commercial loans included the effects of growth in outstanding loans and a 0.03% aggregate increase in qualitative factors used in calculating the value of the allowance.

·	The provision for the commercial segment for the first six months of 2017 included $504,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period offset by a decrease of $351,000 in the collectively determined allowance for loan losses. The increase in specific allowances on commercial loans in the first six months of 2017 included an increase of $430,000 related to the commercial loan mentioned above. As noted above, the reduction in the collectively determined allowance on commercial loans included the effects of reductions in net charge-off experience and qualitative factors used in calculating the allowance. For the first six months of 2016, the provision for the commercial segment included $25,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period and an increase of $388,000 in the collectively determined allowance for loan losses.

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Total nonperforming loans as a percentage of outstanding loans was 1.82% at June 30, 2017, down from 2.07% at December 31, 2016, and nonperforming assets as a percentage of total assets was 1.30% at June 30, 2017, down from 1.43% at December 31, 2016. Table XI presents data at June 30, 2017 and at the end of each of the years ended December 31, 2012 through 2016. For the range of dates presented in Table XI, total nonperforming loans as a percentage of loans has ranged from a low of 1.41% at December 31, 2012 to a high of 2.80% at December 31, 2013, and total nonperforming assets as a percentage of assets have ranged from a low of 0.82% at December 31, 2012 to a high of 1.53% at December 31, 2013.

The balance of loans subject to troubled debt restructurings (TDRs) was $3,788,000 at June 30, 2017, which was $4,889,000 lower than the corresponding total at December 31, 2016, mainly due to removal of one commercial relationship from TDR status. At June 30, 2017, the outstanding contractual balances of loans to this borrower total $6,481,000, and the recorded investments total $4,731,000. In 2014, the Corporation entered into a forbearance agreement with this commercial borrower which was extended for two additional twelve-month periods, most recently in July 2016. The Corporation recorded a charge-off of $1,486,000 in the second quarter 2014, as the payment amounts based on the forbearance agreement were not sufficient to fully amortize the contractual amount of principal outstanding on the loans. In December 2016, the Corporation and the borrower entered into a modification agreement, terminating the forbearance agreement and establishing loan terms with essentially the same interest rate and monthly payment amounts as had been in effect under the forbearance agreement. The interest rates provided for in the modification agreement were equal to or greater than rates the Corporation would be willing to accept for loans with comparable terms to borrowers with a comparable risk profile at the time of the modification. The borrower has made all required payments on the loans in accordance with the terms of the forbearance agreement, as extended, and the modification agreement. Accordingly, the loans were restored to full accrual status at December 31, 2016 and are no longer included in the amounts reported as TDRs at June 30, 2017.

Total impaired loans of $8,711,000 at June 30, 2017 are down $2,149,000 from the corresponding amount at December 31, 2016 of $10,860,000, including a decrease in impaired loans without a valuation allowance of $2,070,000. This net decrease in impaired loans is the result of: (1) removal from impairment status of the loans with the modification agreement noted in the previous paragraph, partially offset by (2) the addition of one commercial loan secured by real estate with an outstanding balance of approximately $2.8 million at June 30, 2017. This commercial loan was reviewed in the second quarter 2017 to determine if a specific allowance for loan losses would be required, and it was determined that no allowance was required at June 30, 2017 based on the estimated net realizable value of the related collateral.

Total nonperforming assets of $16,207,000 at June 30, 2017 are $1,547,000 lower than the corresponding amount at December 31, 2016, summarized as follows:

·	Total nonaccrual loans at June 30, 2017 of $11,504,000 was $2,768,000 higher than the corresponding December 31, 2016 total, including the effect of classifying as nonaccrual the real estate secured commercial loan with a balance of approximately $2.8 million noted above.

·	Total loans past due 90 days or more and still accruing interest amounted to $2,680,000 at June 30, 2017, a decrease of $4,158,000 from the total at December 31, 2016. The decrease in 2017 in the balance of loans past due 90 days or more and still accruing interest included the effects of moving the previously noted commercial loan with a balance of $2.8 million to nonaccrual status at June 30, 2017. The reduction in loans past due 90 days or more also included a reduction in residential mortgage loans in that aging category. The Corporation reviews the status of loans past due 90 days or more each quarter to determine if it is appropriate to continue to accrue interest, and has determined the loans included in this category are well secured and that ultimate collection of all principal and interest is probable.

·	Foreclosed assets held for sale consisted of real estate, and totaled $2,023,000 at June 30, 2017, a decrease of $157,000 from $2,180,000 at December 31, 2016. At June 30, 2017, the Corporation held 15 such properties for sale, with total carrying values of $879,000 related to residential real estate, $646,000 of land and $498,000 related to commercial real estate. At December 31, 2016, the Corporation held 19 such properties for sale, with total carrying values of $1,102,000 related to residential real estate, $650,000 of land and $428,000 related to commercial real estate. The Corporation evaluates the carrying values of foreclosed assets each quarter based on the most recent market activity or appraisals for each property.

Over the period 2012-2016 and the first six months of 2017, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of June 30, 2017. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to loans and the allowance for loan losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)

	6 Months Ended
	June 30,	June 30,	Years Ended December 31,
	2017	2016	2016	2015	2014	2013	2012
Balance, beginning of year	$8,473	$7,889	$7,889	$7,336	$8,663	$6,857	$7,705
Charge-offs:
Residential mortgage	(178)	(42)	(73)	(217)	(327)	(95)	(552)
Commercial	(97)	(595)	(597)	(251)	(1,715)	(459)	(498)
Consumer	(60)	(39)	(87)	(94)	(97)	(117)	(171)
Total charge-offs	(335)	(676)	(757)	(562)	(2,139)	(671)	(1,221)
Recoveries:
Residential mortgage	16	0	3	1	25	24	18
Commercial	2	3	35	214	264	348	8
Consumer	23	27	82	55	47	58	59
Total recoveries	41	30	120	270	336	430	85
Net charge-offs	(294)	(646)	(637)	(292)	(1,803)	(241)	(1,136)
Provision for loan losses	456	686	1,221	845	476	2,047	288
Balance, end of period	$8,635	$7,929	$8,473	$7,889	$7,336	$8,663	$6,857
Net charge-offs as a % of average loans	0.04%	0.09%	0.09%	0.04%	0.29%	0.04%	0.16%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	June 30,	As of December 31,
	2017	2016	2015	2014	2013	2012
ASC 310 - Impaired loans	$1,083	$674	$820	$769	$2,333	$623
ASC 450 - Collective segments:
Commercial	3,022	3,373	3,103	2,732	2,583	2,594
Residential mortgage	3,896	3,890	3,417	3,295	3,156	3,011
Consumer	134	138	122	145	193	188
Unallocated	500	398	427	395	398	441
Total Allowance	$8,635	$8,473	$7,889	$7,336	$8,663	$6,857

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(Dollars In Thousands)	As of
	June 30,	As of December 31,
	2017	2016	2015	2014	2013	2012
Impaired loans with a valuation allowance	$3,293	$3,372	$1,933	$3,241	$9,889	$2,710
Impaired loans without a valuation allowance	5,418	7,488	8,041	9,075	6,432	4,719
Total impaired loans	$8,711	$10,860	$9,974	$12,316	$16,321	$7,429
Total loans past due 30-89 days and still accruing	$3,749	$7,735	$7,057	$7,121	$8,305	$7,756

Nonperforming assets:
Total nonaccrual loans	$11,504	$8,736	$11,517	$12,610	$14,934	$7,353
Total loans past due 90 days or more and still accruing	2,680	6,838	3,229	2,843	3,131	2,311
Total nonperforming loans	14,184	15,574	14,746	15,453	18,065	9,664
Foreclosed assets held for sale (real estate)	2,023	2,180	1,260	1,189	892	879
Total nonperforming assets	$16,207	$17,754	$16,006	$16,642	$18,957	$10,543

Loans subject to troubled debt restructurings (TDRs):
Performing	$729	$5,803	$1,186	$1,807	$3,267	$906
Nonperforming	3,059	2,874	5,178	5,388	908	1,155
Total TDRs	$3,788	$8,677	$6,364	$7,195	$4,175	$2,061

Total nonperforming loans as a % of loans	1.82%	2.07%	2.09%	2.45%	2.80%	1.41%
Total nonperforming assets as a % of assets	1.30%	1.43%	1.31%	1.34%	1.53%	0.82%
Allowance for loan losses as a % of total loans	1.11%	1.13%	1.12%	1.16%	1.34%	1.00%
Allowance for loan losses as a % of nonperforming loans	60.88%	54.40%	53.50%	47.47%	47.95%	70.95%

TABLE XII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	June 30,	As of December 31,
	2017	2016	2015	2014	2013	2012
Residential mortgage:
Residential mortgage loans - first liens	$342,603	$334,102	$304,783	$291,882	$299,831	$311,627
Residential mortgage loans - junior liens	24,150	23,706	21,146	21,166	23,040	26,748
Home equity lines of credit	37,159	38,057	39,040	36,629	34,530	33,017
1-4 Family residential construction	26,067	24,908	21,121	16,739	13,909	12,842
Total residential mortgage	429,979	420,773	386,090	366,416	371,310	384,234
Commercial:
Commercial loans secured by real estate	155,158	150,468	154,779	145,878	147,215	158,413
Commercial and industrial	82,815	83,854	75,196	50,157	42,387	48,442
Political subdivisions	51,495	38,068	40,007	17,534	16,291	31,789
Commercial construction and land	15,201	14,287	5,122	6,938	17,003	28,200
Loans secured by farmland	7,432	7,294	7,019	7,916	10,468	11,403
Multi-family (5 or more) residential	7,497	7,896	9,188	8,917	10,985	6,745
Agricultural loans	4,454	3,998	4,671	3,221	3,251	3,053
Other commercial loans	11,038	11,475	12,152	13,334	14,631	362
Total commercial	335,090	317,340	308,134	253,895	262,231	288,407
Consumer	14,623	13,722	10,656	10,234	10,762	11,269
Total	779,692	751,835	704,880	630,545	644,303	683,910
Less: allowance for loan losses	(8,635)	(8,473)	(7,889)	(7,336)	(8,663)	(6,857)
Loans, net	$771,057	$743,362	$696,991	$623,209	$635,640	$677,053

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At June 30, 2017, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $9,758,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $17,188,000 at June 30, 2017.

The Corporation’s outstanding, available, and total credit facilities at June 30, 2017 and December 31, 2016 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2017	2016	2017	2016	2017	2016
Federal Home Loan Bank of Pittsburgh	$15,321	$32,454	$338,019	$306,767	$353,340	$339,221
Federal Reserve Bank Discount Window	0	0	15,896	15,636	15,896	15,636
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$15,321	$32,454	$398,915	$367,403	$414,236	$399,857

At June 30, 2017, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $4,000,000 and long-term borrowings with a total amount of $11,321,000. At December 31, 2016, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $21,000,000 and long-term borrowings with a total amount of $11,454,000. Additional information regarding borrowed funds is included in Note 8 of the unaudited consolidated financial statements.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets and “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At June 30, 2017, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $172,788,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning capital ratios at June 30, 2017 and December 31, 2016 are presented below. Management believes, as of June 30, 2017 and December 31, 2016, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject and maintain capital conservation buffers (described in more detail below) that allow the Corporation and C&N Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at June 30, 2017 and December 31, 2016 exceed the Corporation’s policy threshold levels.

(Dollars in Thousands)							Minimum To Be Well
					Minimum To Maintain		Capitalized Under		Minimum To Meet
			Minimum		Capital Conservation		Prompt Corrective		the Corporation’s
	Actual		Capital Requirement		Buffer at Reporting Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017:
Total capital to risk-weighted assets:
Consolidated	$186,238	23.57%	$63,213	³8%	$73,090	³9.25%	$79,016	³10%	$82,967	³10.5%
C&N Bank	164,739	20.97%	62,856	³8%	72,677	³9.25%	78,569	³10%	82,498	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	177,376	22.45%	47,410	³6%	57,287	³7.25%	63,213	³8%	67,164	³8.5%
C&N Bank	155,877	19.84%	47,142	³6%	56,963	³7.25%	62,856	³8%	66,784	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	177,376	22.45%	35,557	³4.5%	45,434	³5.75%	51,361	³6.5%	55,311	³7%
C&N Bank	155,877	19.84%	35,356	³4.5%	45,177	³5.75%	51,070	³6.5%	54,999	³7%
Tier 1 capital to average assets:
Consolidated	177,376	14.49%	48,962	³4%	N/A	N/A	61,202	³5%	61,202	³5%
C&N Bank	155,877	12.89%	48,365	³4%	N/A	N/A	60,456	³5%	60,456	³5%

December 31, 2016:
Total capital to risk-weighted assets:
Consolidated	$183,597	23.60%	$62,245	³8%	$67,108	³8.625%	$77,806	³10%	$81,697	³10.5%
C&N Bank	162,705	21.03%	61,894	³8%	66,730	³8.625%	77,368	³10%	81,236	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	174,928	22.48%	46,684	³6%	51,547	³6.625%	62,245	³8%	66,135	³8.5%
C&N Bank	154,036	19.91%	46,421	³6%	51,256	³6.625%	61,894	³8%	65,762	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	174,928	22.48%	35,013	³4.5%	39,876	³5.125%	50,574	³6.5%	54,464	³7%
C&N Bank	154,036	19.91%	34,815	³4.5%	39,651	³5.125%	50,289	³6.5%	54,157	³7%
Tier 1 capital to average assets:
Consolidated	174,928	14.27%	49,026	³4%	N/A	N/A	61,282	³5%	61,282	³5%
C&N Bank	154,036	12.73%	48,404	³4%	N/A	N/A	60,506	³5%	60,506	³5%

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

At June 30, 2017, the Corporation’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 15.57%. C&N Bank’s Capital Conservation Buffer (also determined based on the minimum total capital ratio) was 12.97%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income (Loss) within stockholders’ equity. The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized losses on available-for-sale securities, net of deferred income tax, amounted to $369,000 at June 30, 2017 and ($949,000) at December 31, 2016. Changes in accumulated other comprehensive income (loss) are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at June 30, 2017.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $151,000 at June 30, 2017 and $51,000 at December 31, 2016.

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

Comprehensive Income totaled $5,116,000 for the three months ended June 30, 2017 as compared to $5,369,000 in the second quarter 2016. For the three months ended June 30, 2017, Comprehensive Income included: (1) Net Income of $4,121,000, which was $250,000 higher than in the second quarter 2016; (2) Other Comprehensive Income from an increase in net unrealized gains on available-for-sale securities of $999,000 as compared to Other Comprehensive Income of $1,502,000 from an increase in net unrealized gains on available-for-sale securities in the second quarter 2016; and (3) Other Comprehensive Loss from defined benefit plans of ($4,000) for the second quarter 2017 and 2016.

Comprehensive Income totaled $8,973,000 for the six months ended June 30, 2017 as compared to $11,810,000 for the six months ended June 30, 2016. In the six months ended June 30, 2017, Comprehensive Income included: (1) Net Income of $7,555,000, which was $111,000 higher than in the first six months of 2016; (2) Other Comprehensive Income from an increase in net unrealized gains on available-for-sale securities, net of deferred income tax, of $1,318,000 as compared to Other Comprehensive Income of $4,356,000 in the first six months of 2016; and (3) Other Comprehensive Income from defined benefit plans of $100,000 as compared to Other Comprehensive Income of $10,000 in the first six months of 2016.

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The income tax provision for the first six months of 2017 was $2,358,000, or 23.8% of pre-tax earnings, slightly lower than the provision for the first six months of 2016 of $2,396,000, or 24.4% of pre-tax income. The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At June 30, 2017 the net deferred tax asset was $3,942,000, down from $5,117,000 at December 31, 2016. The most significant change in temporary difference components was a net reduction of $710,000 related to unrealized gains and losses on available-for-sale securities. At June 30, 2017, the net deferred tax liability associated with the unrealized gain was $198,000, while at December 31, 2016, the deferred tax asset associated with the unrealized loss was $512,000.

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

Management believes the recorded net deferred tax asset at June 30, 2017 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 11 to the unaudited, consolidated financial statements.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Since September 2007, the Federal Reserve has maintained the fed funds target rate at extremely low levels by historical standards. Further, throughout the period of low interest rates, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. Since late 2015, the Federal Reserve has begun to move its fed funds target rate higher, in an effort to re-establish a more normalized level by historical standards, with 0.25% increases in December 2015 and 2016, March 2017 and June 2017, resulting in the current range of 1% to 1.25%. Inflation has remained subdued, measured for most of 2016 and the first half of 2017 at levels below the Federal Open Market Committee’s 2% longer run objective, though there have been some reports of wage pressure as the U.S. employment picture has gradually improved over the past several years.

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

Table XIII, which follows this discussion, is based on the results of calculations performed using the simulation model as of April 30, 2017 and December 31, 2016. The table shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

TABLE XI - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

April 30, 2017 Data
(Dollars In Thousands)	Period Ending April 30, 2018

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$54,806	$22,388	$32,418	-18.8%	25.0%
+300	52,065	17,689	34,376	-13.9%	20.0%
+200	49,331	13,002	36,329	-9.0%	15.0%
+100	46,567	8,329	38,238	-4.2%	10.0%
0	43,721	3,789	39,932	0.0%	0.0%
-100	40,705	2,777	37,928	-5.0%	10.0%
-200	38,867	2,621	36,246	-9.2%	15.0%
-300	38,369	2,553	35,816	-10.3%	20.0%
-400	38,172	2,553	35,619	-10.8%	25.0%

	Market Value of Portfolio Equity at April 30, 2017

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$174,874	-22.8%	50.0%
+300	186,137	-17.9%	45.0%
+200	198,978	-12.2%	35.0%
+100	212,539	-6.2%	25.0%
0	226,643	0.0%	0.0%
-100	228,853	1.0%	25.0%
-200	229,466	1.2%	35.0%
-300	254,165	12.1%	45.0%
-400	292,933	29.2%	50.0%

December 31, 2016 Data
(In Thousands)		Period Ending December 31, 2017

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$53,712	$22,315	$31,397	-20.5%	25.0%
+300	51,128	17,545	33,583	-15.0%	20.0%
+200	48,500	12,809	35,691	-9.6%	15.0%
+100	45,845	8,102	37,743	-4.4%	10.0%
0	43,132	3,643	39,489	0.0%	0.0%
-100	40,581	2,978	37,603	-4.8%	10.0%
-200	38,881	2,949	35,932	-9.0%	15.0%
-300	38,269	2,936	35,333	-10.5%	20.0%
-400	38,104	2,936	35,168	-10.9%	25.0%

	Market Value of Portfolio Equity at December 31, 2016

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$168,600	-24.6%	50.0%
+300	180,500	-19.3%	45.0%
+200	194,471	-13.1%	35.0%
+100	208,830	-6.7%	25.0%
0	223,744	0.0%	0.0%
-100	227,806	1.8%	25.0%
-200	229,602	2.6%	35.0%
-300	252,118	12.7%	45.0%
-400	290,792	30.0%	50.0%

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

Issuer Purchases of Equity Securities

The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities during the second quarter 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2017	0	$0	0	600,000
May 1 - 31, 2017	0	$0	0	600,000
June 1 - 30, 2017	0	$0	0	600,000

Note to Table: Effective April 21, 2016, the Corporation’s Board of Directors approved a treasury stock repurchase program. Under this stock repurchase program, the Corporation is authorized to repurchase up to 600,000 shares of the Corporation’s common stock or slightly less than 5% of the Corporation’s issued and outstanding shares at April 19, 2016. The Board of Directors’ April 21, 2016 authorization provides that: (1) the new treasury stock repurchase program shall be effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. To date, no purchases have been made under this repurchase program.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3. (i)	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed September 21, 2009

3. (ii)	By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed April 19, 2013

4.	Instruments defining the rights of Security holders, including Indentures	Not applicable

10.	Material contracts	Not applicable

11.	Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 2 to the unaudited consolidated financial statements, which is included in Part I, Item 1 of Form 10-Q

15.	Letter re: unaudited interim information	Not applicable

18.	Letter re: change in accounting principles	Not applicable

19.	Report furnished to security holders	Not applicable

22.	Published report regarding matters submitted to vote of security holders	Not applicable

23.	Consents of experts and counsel	Not applicable

24.	Power of attorney	Not applicable

31.	Rule 13a-14(a)/15d-14(a) certifications:
	31.1 Certification of Chief Executive Officer	Filed herewith
	31.2 Certification of Chief Financial Officer	Filed herewith

32.	Section 1350 certifications	Filed herewith

99.	Additional exhibits	Not applicable

100.	XBRL-related documents	Not applicable

101.	Interactive data file	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

August 3, 2017	By:	/s/ J. Bradley Scovill
Date		President and Chief Executive Officer

August 3, 2017	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer

