Form 10-Q
period 2017-09-30
CITIZENS & NORTHERN CORP
filed 2017-11-02
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	12,198,621 Shares Outstanding on October 30, 2017

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data) (Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks:
Noninterest-bearing	$19,902	$17,551
Interest-bearing	12,948	14,558
Total cash and due from banks	32,850	32,109
Available-for-sale securities, at fair value	365,086	395,077
Loans held for sale	437	142

Loans receivable	801,012	751,835
Allowance for loan losses	(8,900)	(8,473)
Loans, net	792,112	743,362

Bank-owned life insurance	19,985	19,704
Accrued interest receivable	4,027	3,963
Bank premises and equipment, net	15,366	15,397
Foreclosed assets held for sale	1,650	2,180
Deferred tax asset, net	4,319	5,117
Intangible assets - Goodwill and core deposit intangibles	11,956	11,959
Other assets	12,133	13,282
TOTAL ASSETS	$1,259,921	$1,242,292

LIABILITIES
Deposits:
Noninterest-bearing	$236,758	$224,175
Interest-bearing	784,867	759,668
Total deposits	1,021,625	983,843
Short-term borrowings	7,739	26,175
Long-term borrowings	31,256	38,454
Accrued interest and other liabilities	8,288	7,812
TOTAL LIABILITIES	1,068,908	1,056,284

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares;
issued 12,655,171; outstanding 12,197,527 at September 30, 2017 and
12,113,228 December 31, 2016	12,655	12,655
Paid-in capital	71,818	71,730
Retained earnings	114,836	112,790
Treasury stock, at cost; 457,644 shares at September 30, 2017 and 541,943
shares at December 31, 2016	(8,670)	(10,269)
Accumulated other comprehensive income (loss)	374	(898)
TOTAL STOCKHOLDERS' EQUITY	191,013	186,008
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,259,921	$1,242,292

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income

(In Thousands Except Per Share Data) (Unaudited)

	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans:
Taxable	$8,889	$8,347	$25,872	$24,407
Tax-exempt	531	457	1,482	1,357
Interest on mortgages held for sale	10	7	20	21
Interest on balances with depository institutions	67	29	140	89
Income from available-for-sale securities:
Taxable	1,335	1,429	4,090	4,474
Tax-exempt	789	835	2,459	2,578
Dividends	5	27	15	66
Total interest and dividend income	11,626	11,131	34,078	32,992
INTEREST EXPENSE
Interest on deposits	639	549	1,735	1,550
Interest on short-term borrowings	9	30	131	133
Interest on long-term borrowings	337	365	1,050	1,090
Total interest expense	985	944	2,916	2,773
Net interest income	10,641	10,187	31,162	30,219
Provision for loan losses	322	538	778	1,224
Net interest income after provision for loan losses	10,319	9,649	30,384	28,995
OTHER INCOME
Service charges on deposit accounts	1,168	1,221	3,346	3,523
Service charges and fees	115	118	316	335
Trust and financial management revenue	1,292	1,172	3,969	3,567
Brokerage revenue	187	216	551	569
Insurance commissions, fees and premiums	26	26	98	74
Interchange revenue from debit card transactions	561	481	1,649	1,431
Net gains from sale of loans	297	236	651	699
Loan servicing fees, net	35	28	162	39
Increase in cash surrender value of life insurance	97	97	281	286
Other operating income	288	289	1,013	957
Sub-total	4,066	3,884	12,036	11,480
Realized gains on available-for-sale securities, net	5	584	257	1,089
Total other income	4,071	4,468	12,293	12,569
OTHER EXPENSES
Salaries and wages	3,985	3,901	11,825	11,701
Pensions and other employee benefits	1,216	1,060	3,890	3,499
Occupancy expense, net	580	601	1,758	1,770
Furniture and equipment expense	471	435	1,372	1,301
FDIC Assessments	93	151	283	448
Pennsylvania shares tax	336	287	1,008	932
Professional fees	269	245	750	816
Automated teller machine and interchange expense	346	291	945	807
Software subscriptions	299	237	870	729
Other operating expense	1,597	1,371	4,865	4,183
Total other expenses	9,192	8,579	27,566	26,186
Income before income tax provision	5,198	5,538	15,111	15,378
Income tax provision	1,262	1,451	3,620	3,847
NET INCOME	$3,936	$4,087	$11,491	$11,531
EARNINGS PER COMMON SHARE - BASIC	$0.32	$0.34	$0.94	$0.95
EARNINGS PER COMMON SHARE - DILUTED	$0.32	$0.34	$0.94	$0.95

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income

(In Thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2017	2016	2017	2016
Net income	$3,936	$4,087	$11,491	$11,531

Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains on available-for-sale securities	(213)	(1,661)	2,067	5,544
Reclassification adjustment for gains realized in income	(5)	(584)	(257)	(1,089)
Other comprehensive (loss) gain on available-for-sale securities	(218)	(2,245)	1,810	4,455

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in accumulated other comprehensive gain	0	0	166	26
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(6)	(5)	(18)	(15)
Other comprehensive (loss) gain on unfunded retirement obligations	(6)	(5)	148	11

Other comprehensive (loss) income before income tax	(224)	(2,250)	1,958	4,466
Income tax related to other comprehensive income	78	786	(686)	(1,564)

Net other comprehensive (loss) income	(146)	(1,464)	1,272	2,902

Comprehensive income	$3,790	$2,623	$12,763	$14,433

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	9 Months Ended
	Sept. 30,	Sept. 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,491	$11,531
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	778	1,224
Realized gains on available-for-sale securities, net	(257)	(1,089)
Depreciation expense	1,239	1,188
Accretion and amortization on securities, net	866	1,065
Increase in cash surrender value of life insurance	(281)	(286)
Stock-based compensation and other expense	475	484
Deferred income taxes	112	7
Decrease in fair value of servicing rights	145	247
Gains on sales of loans, net	(651)	(699)
Origination of loans for sale	(19,277)	(19,366)
Proceeds from sales of loans	19,473	19,565
Decrease (increase) in accrued interest receivable and other assets	207	(305)
Increase in accrued interest payable and other liabilities	624	187
Other	86	84
Net Cash Provided by Operating Activities	15,030	13,837
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	348	1,060
Purchase of certificates of deposit	(100)	(2,280)
Proceeds from sales of available-for-sale securities	24,118	21,573
Proceeds from calls and maturities of available-for-sale securities	47,285	54,472
Purchase of available-for-sale securities	(40,211)	(59,582)
Redemption of Federal Home Loan Bank of Pittsburgh stock	5,487	3,661
Purchase of Federal Home Loan Bank of Pittsburgh stock	(4,725)	(2,364)
Net increase in loans	(50,128)	(39,647)
Proceeds from bank owned life insurance	0	1,442
Purchase of premises and equipment	(1,209)	(1,188)
Proceeds from sale of foreclosed assets	1,035	361
Other	144	115
Net Cash Used in Investing Activities	(17,956)	(22,377)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	37,782	56,265
Net decrease in short-term borrowings	(18,436)	(38,906)
Proceeds from long-term borrowings	3,000	0
Repayments of long-term borrowings	(10,198)	(229)
Purchase of treasury stock	0	(3,723)
Sale of treasury stock	98	126
Tax benefit from compensation plans	0	129
Common dividends paid	(8,331)	(8,333)
Net Cash Provided by Financing Activities	3,915	5,329
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	989	(3,211)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	28,621	33,313
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,610	$30,102

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Accrued purchase of available-for-sale securities	$0	$1,494
Assets acquired through foreclosure of real estate loans	$608	$1,508
Interest paid	$2,942	$2,764
Income taxes paid	$3,163	$3,185

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders' Equity

(In Thousands Except Share and Per Share Data)

(Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Nine Months Ended September 30, 2017
Balance, December 31, 2016	12,655,171	541,943	$12,655	$71,730	$112,790	$(898)	$(10,269)	$186,008
Net income					11,491			11,491
Other comprehensive income, net						1,272		1,272
Cash dividends declared on common stock, $0.78 per share					(9,445)			(9,445)
Shares issued for dividend reinvestment Plan		(48,092)		203			911	1,114
Shares issued from treasury and redeemed related to exercise of stock options		(9,681)		(86)			184	98
Restricted stock granted		(30,782)		(583)			583	0
Forfeiture of restricted stock		4,256		79			(79)	0
Stock-based compensation expense				475				475
Balance, September 30, 2017	12,655,171	457,644	$12,655	$71,818	$114,836	$374	$(8,670)	$191,013

Nine Months Ended September 30, 2016
Balance, December 31, 2015	12,655,171	474,548	$12,655	$71,654	$109,454	$2,528	$(8,804)	$187,487
Net income					11,531			11,531
Other comprehensive income, net						2,902		2,902
Cash dividends declared on common stock, $0.78 per share					(9,435)			(9,435)
Shares issued for dividend reinvestment Plan		(53,596)		90			1,012	1,102
Treasury stock purchased		187,300					(3,723)	(3,723)
Shares issued from treasury and redeemed related to exercise of stock options		(7,371)		(13)			139	126
Restricted stock granted		(35,427)		(658)			658	0
Forfeiture of restricted stock		2,719		48			(48)	0
Stock-based compensation expense				480				480
Other stock-based expense		(225)					4	4
Tax effect of stock option exercises				(2)				(2)
Tax benefit from dividends on restricted stock				17				17
Tax benefit from compensation plans					114			114
Balance, September 30, 2016	12,655,171	567,948	$12,655	$71,616	$111,664	$5,430	$(10,762)	$190,603

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

Operating results reported for the three-month and nine-month periods ended September 30, 2017 might not be indicative of the results for the year ending December 31, 2017. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2017	2016	2017	2016
Basic
Net income	$3,936,000	$4,087,000	$11,491,000	$11,531,000
Less: Dividends and undistributed earnings allocated to participating securities	(20,000)	(22,000)	(59,000)	(63,000)
Net income attributable to common shares	$3,916,000	$4,065,000	$11,432,000	$11,468,000
Basic weighted-average common shares outstanding	12,124,854	12,014,267	12,105,673	12,032,619
Basic earnings per common share (a)	$0.32	$0.34	$0.94	$0.95

Diluted
Net income attributable to common shares	$3,916,000	$4,065,000	$11,432,000	$11,468,000
Basic weighted-average common shares outstanding	12,124,854	12,014,267	12,105,673	12,032,619
Dilutive effect of potential common stock arising from stock options	37,409	29,799	40,624	24,020
Diluted weighted-average common shares outstanding	12,162,263	12,044,066	12,146,297	12,056,639
Diluted earnings per common share (a)	$0.32	$0.34	$0.94	$0.95

(a) Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares with nonforfeitable dividends (participating securities).

The weighted-average number of nonvested restricted shares outstanding was 61,233 shares in the three-month period ended September 30, 2017 and 64,130 shares in the three-month period ended September 30, 2016. The weighted-average number of nonvested restricted shares outstanding was 62,825 shares in the nine-month period ended September 30, 2017 and 65,935 shares in the nine-month period ended September 30, 2016.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Stock options that were anti-dilutive were excluded from net income per share calculations. There were no anti-dilutive instruments in the three-month or nine-month periods ended September 30, 2017. Weighted-average common shares available from anti-dilutive instruments totaled 22,715 shares in the third quarter 2016 and 39,054 shares in the nine-month period ended September 30, 2016.

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of other comprehensive income, and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2017
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$2,067	$(723)	$1,344
Reclassification adjustment for (gains) realized in income	(257)	89	(168)
Other comprehensive income on available-for-sale securities	1,810	(634)	1,176

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	166	(58)	108
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	(18)	6	(12)
Other comprehensive income on unfunded retirement obligations	148	(52)	96

Total other comprehensive income	$1,958	$(686)	$1,272

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2016
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$5,544	$(1,941)	$3,603
Reclassification adjustment for (gains) realized in income	(1,089)	381	(708)
Other comprehensive income on available-for-sale securities	4,455	(1,560)	2,895

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	26	(9)	17
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	(15)	5	(10)
Other comprehensive income on unfunded retirement obligations	11	(4)	7

Total other comprehensive income	$4,466	$(1,564)	$2,902

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended September 30, 2017
Unrealized losses on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	$(213)	$75	$(138)
Reclassification adjustment for (gains) realized in income	(5)	1	(4)
Other comprehensive loss on available-for-sale securities	(218)	76	(142)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	0	0	0
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	(6)	2	(4)
Other comprehensive loss on unfunded retirement obligations	(6)	2	(4)

Total other comprehensive loss	$(224)	$78	$(146)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended September 30, 2016
Unrealized losses on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	$(1,661)	$580	$(1,081)
Reclassification adjustment for (gains) realized in income	(584)	204	(380)
Other comprehensive loss on available-for-sale securities	(2,245)	784	(1,461)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	0	0	0
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	(5)	2	(3)
Other comprehensive loss on unfunded retirement obligations	(5)	2	(3)

Total other comprehensive loss	$(2,250)	$786	$(1,464)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Changes in the components of accumulated other comprehensive income are as follows and are presented net of tax:

(In Thousands)	Unrealized		Accumulated
	Holding Gains	Unfunded	Other
	(Losses)	Retirement	Comprehensive
	on Securities	Obligations	Income
Nine Months Ended September 30, 2017
Balance, beginning of period	$(949)	$51	$(898)
Change during nine months ended September 30, 2017	1,176	96	1,272
Balance, end of period	$227	$147	$374

Nine Months Ended September 30, 2016
Balance, beginning of period	$2,493	$35	$2,528
Change during nine months ended September 30, 2016	2,895	7	2,902
Balance, end of period	$5,388	$42	$5,430

Three Months Ended September 30, 2017
Balance, beginning of period	$369	$151	$520
Change during three months ended September 30, 2017	(142)	(4)	(146)
Balance, end of period	$227	$147	$374

Three Months Ended September 30, 2016
Balance, beginning of period	$6,849	$45	$6,894
Change during three months ended September 30, 2016	(1,461)	(3)	(1,464)
Balance, end of period	$5,388	$42	$5,430

Items reclassified out of each component of other comprehensive income are as follows:

For the Nine Months Ended September 30, 2017
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale Securities	$(257)	Realized gains on available-for-sale securities, net
	89	Income tax provision
	(168)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(23)	Pensions and other employee benefits
Actuarial loss	5	Pensions and other employee benefits
	(18)	Total before tax
	6	Income tax provision
	(12)	Net of tax
Total reclassifications for the period	$(180)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

For the Nine Months Ended September 30, 2016
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale securities	$(1,089)	Realized gains on available-for-sale securities, net
	381	Income tax provision
	(708)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(23)	Pensions and other employee benefits
Actuarial loss	8	Pensions and other employee benefits
	(15)	Total before tax
	5	Income tax provision
	(10)	Net of tax
Total reclassifications for the period	$(718)

For the Three Months Ended September 30, 2017
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale securities	$(5)	Realized gains on available-for-sale securities, net
	1	Income tax provision
	(4)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(8)	Pensions and other employee benefits
Actuarial loss	2	Pensions and other employee benefits
	(6)	Total before tax
	2	Income tax provision
	(4)	Net of tax
Total reclassifications for the period	$(8)

For the Three Months Ended September 30, 2016
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale Securities	$(584)	Realized gains on available-for-sale securities, net
	204	Income tax provision
	(380)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(8)	Pensions and other employee benefits
Actuarial loss	3	Pensions and other employee benefits
	(5)	Total before tax
	2	Income tax provision
	(3)	Net of tax
Total reclassifications for the period	$(383)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

4. CASH AND DUE FROM BANKS

Cash and due from banks at September 30, 2017 and December 31, 2016 include the following:

(In thousands)	Sept. 30,	Dec. 31,
	2017	2016
Cash and cash equivalents	$29,610	$28,621
Certificates of deposit	3,240	3,488
Total cash and due from banks	$32,850	$32,109

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $17,213,000 at September 30, 2017 and $16,654,000 at December 31, 2016.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2017 and December 31, 2016, assets measured at fair value and the valuation methods used are as follows:

		September 30, 2017
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$7,946	$0	$7,946
Obligations of states and political subdivisions:
Tax-exempt	0	110,557	0	110,557
Taxable	0	27,816	0	27,816
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	54,917	0	54,917
Residential collateralized mortgage obligations	0	129,243	0	129,243
Commercial mortgage-backed securities	0	33,629	0	33,629
Total debt securities	0	364,108	0	364,108
Marketable equity securities	978	0	0	978
Total available-for-sale securities	978	364,108	0	365,086
Servicing rights	0	0	1,277	1,277
Total recurring fair value measurements	$978	$364,108	$1,277	$366,363

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,258	$3,258
Valuation allowance	0	0	(1,077)	(1,077)
Impaired loans, net	0	0	2,181	2,181
Foreclosed assets held for sale	0	0	1,650	1,650
Total nonrecurring fair value measurements	$0	$0	$3,831	$3,831

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2016
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$9,541	$0	$9,541
Obligations of states and political subdivisions:
Tax-exempt	0	119,037	0	119,037
Taxable	0	30,297	0	30,297
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	58,404	0	58,404
Residential collateralized mortgage obligations	0	146,608	0	146,608
Commercial mortgage-Backed securities	0	30,219	0	30,219
Total debt securities	0	394,106	0	394,106
Marketable equity securities	971	0	0	971
Total available-for-sale securities	971	394,106	0	395,077
Servicing rights	0	0	1,262	1,262
Total recurring fair value measurements	$971	$394,106	$1,262	$396,339

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,372	$3,372
Valuation allowance	0	0	(674)	(674)
Impaired loans, net	0	0	2,698	2,698
Foreclosed assets held for sale	0	0	2,180	2,180
Total nonrecurring fair value measurements	$0	$0	$4,878	$4,878

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

At September 30, 2017 and December 31, 2016, quantitative information regarding significant techniques and inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	9/30/17	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		9/30/17
Servicing rights	$1,277	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	147.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Fair Value at
	12/31/16	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/16
Servicing rights	$1,262	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	138.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

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

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended		Nine Months Ended
	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
Servicing rights balance, beginning of period	$1,279	$1,224	$1,262	$1,296
Issuances of servicing rights	65	52	160	159
Unrealized losses included in earnings	(67)	(68)	(145)	(247)
Servicing rights balance, end of period	$1,277	$1,208	$1,277	$1,208

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

At September 30, 2017 and December 31, 2016, quantitative information regarding significant techniques and inputs used for nonrecurring fair value measurements using unobservable inputs (Level 3 methodologies) are as follows:

(In Thousands, Except						Weighted-
Percentages)		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	9/30/17	9/30/17	9/30/17	Technique	Inputs	9/30/17

Impaired loans:
Commercial:
Commercial loans secured by real estate	$2,686	$952	$1,734	Sales comparison	Discount to appraised value	16%
Commercial and industrial	75	75	0	Sales comparison	Discount to appraised value	100%
Loans secured by farmland	497	50	447	Sales comparison	Discount to appraised value	53%
Total impaired loans	$3,258	$1,077	$2,181
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$640	$0	$640	Sales comparison	Discount to appraised value	35%
Land	646	0	646	Sales comparison	Discount to appraised value	34%
Commercial real estate	364	0	364	Sales comparison	Discount to appraised value	63%
Total foreclosed assets held for sale	$1,650	$0	$1,650

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands, Except						Weighted-
Percentages)		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/16	12/31/16	12/31/16	Technique	Inputs	12/31/16

Impaired loans:
Commercial:
Commercial loans secured by real estate	$2,773	$528	$2,245	Sales comparison	Discount to appraised value	7%
Commercial and industrial	95	95	0	Sales comparison	Discount to appraised value	100%
Loans secured by farmland	504	51	453	Sales comparison	Discount to appraised value	55%
Total impaired loans	$3,372	$674	$2,698
Foreclosed assets held for sale -real estate:
Residential (1-4 family)	$1,102	$0	$1,102	Sales comparison	Discount to appraised value	35%
Land	650	0	650	Sales comparison	Discount to appraised value	33%
Commercial real estate	428	0	428	Sales comparison	Discount to appraised value	50%
Total foreclosed assets held for sale	$2,180	$0	$2,180

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at September 30, 2017 and December 31, 2016. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	Valuation	September 30, 2017		December 31, 2016
	Method(s)	Carrying	Fair	Carrying	Fair
	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$29,610	$29,610	$28,621	$28,621
Certificates of deposit	Level 2	3,240	3,239	3,488	3,481
Available-for-sale securities	See Above	365,086	365,086	395,077	395,077
Restricted equity securities (included in Other Assets)	Level 2	3,664	3,664	4,426	4,426
Loans held for sale	Level 1	437	437	142	142
Loans, net	Level 3	792,112	777,413	743,362	725,787
Accrued interest receivable	Level 2	4,027	4,027	3,963	3,963
Servicing rights	Level 3	1,277	1,277	1,262	1,262

Financial liabilities:
Deposits with no stated maturity	Level 2	801,942	801,942	771,625	771,625
Time deposits	Level 2	219,683	220,017	212,218	212,274
Short-term borrowings	Level 2	7,739	7,626	26,175	26,024
Long-term borrowings	Level 2	31,256	31,460	38,454	39,062
Accrued interest payable	Level 2	39	39	65	65

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

6. SECURITIES

Amortized cost and fair value of available-for-sale securities at September 30, 2017 and December 31, 2016 are summarized as follows:

		September 30, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$8,028	$0	$(82)	$7,946
Obligations of states and political subdivisions:
Tax-exempt	108,521	2,678	(642)	110,557
Taxable	27,538	316	(38)	27,816
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	55,247	113	(443)	54,917
Residential collateralized mortgage obligations	130,375	323	(1,455)	129,243
Commercial mortgage-backed securities	34,028	31	(430)	33,629
Total debt securities	363,737	3,461	(3,090)	364,108
Marketable equity securities	1,000	0	(22)	978
Total	$364,737	$3,461	$(3,112)	$365,086

		December 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$9,671	$5	$(135)	$9,541
Obligations of states and political subdivisions:
Tax-exempt	118,140	2,592	(1,695)	119,037
Taxable	30,073	303	(79)	30,297
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	58,922	306	(824)	58,404
Residential collateralized mortgage obligations	147,915	408	(1,715)	146,608
Commercial mortgage-backed securities	30,817	0	(598)	30,219
Total debt securities	395,538	3,614	(5,046)	394,106
Marketable equity securities	1,000	0	(29)	971
Total	$396,538	$3,614	$(5,075)	$395,077

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016:

September 30, 2017	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$7,946	$(82)	$0	$0	$7,946	$(82)
Obligations of states and political subdivisions:
Tax-exempt	21,028	(238)	14,890	(404)	35,918	(642)
Taxable	7,073	(38)	0	0	7,073	(38)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	47,572	(443)	0	0	47,572	(443)
Residential collateralized mortgage obligations	64,948	(747)	25,718	(708)	90,666	(1,455)
Commercial mortgage-backed securities	24,890	(275)	4,760	(155)	29,650	(430)
Total debt securities	173,457	(1,823)	45,368	(1,267)	218,825	(3,090)
Marketable equity securities	1,000	(22)	0	0	1,000	(22)
Total temporarily impaired available-for-sale securities	$174,457	$(1,845)	$45,368	$(1,267)	$219,825	$(3,112)

December 31, 2016	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$7,899	$(135)	$0	$0	$7,899	$(135)
Obligations of states and political subdivisions:
Tax-exempt	54,479	(1,676)	1,278	(19)	55,757	(1,695)
Taxable	9,594	(79)	0	0	9,594	(79)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	48,674	(824)	0	0	48,674	(824)
Residential collateralized mortgage obligations	85,198	(1,124)	16,073	(591)	101,271	(1,715)
Commercial mortgage-backed securities	30,219	(598)	0	0	30,219	(598)
Total debt securities	236,063	(4,436)	17,351	(610)	253,414	(5,046)
Marketable equity securities	1,000	(29)	0	0	1,000	(29)
Total temporarily impaired available-for-sale securities	$237,063	$(4,465)	$17,351	$(610)	$254,414	$(5,075)

Gross realized gains and losses from available-for-sale securities were as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2017	2016	2017	2016
Gross realized gains from sales	$47	$584	$315	$1,090
Gross realized losses from sales	(42)	0	(58)	(1)
Net realized gains	$5	$584	$257	$1,089

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of September 30, 2017. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$12,478	$12,491
Due from one year through five years	71,673	73,134
Due from five years through ten years	36,361	36,517
Due after ten years	23,575	24,177
Sub-total	144,087	146,319
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	55,247	54,917
Residential collateralized mortgage obligations	130,375	129,243
Commercial mortgage-backed securities	34,028	33,629
Total	$363,737	$364,108

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

Investment securities carried at $224,612,000 at September 30, 2017 and $230,803,000 at December 31, 2016 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements.

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

A summary of information management considered in evaluating debt and equity securities for other-than-temporary impairment (“OTTI”) at September 30, 2017 is provided below.

Debt Securities

At September 30, 2017, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities at September 30, 2017 to be temporary.

Equity Securities

The Corporation’s marketable equity securities at September 30, 2017 and December 31, 2016 consisted exclusively of one mutual fund. At September 30, 2017, there was an unrealized loss on the mutual fund of $22,000, and at December 31, 2016 there was an unrealized loss of $29,000. Management determined an OTTI charge was not required on this security at September 30, 2017 and December 31, 2016.

The Corporation had no realized gains or losses from the sale of equity securities in the first nine months of 2017. The Corporation realized gains from sales of bank stocks totaling $560,000 in the three-month period ended September 30, 2016 and $837,000 during the first nine months of 2016.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $3,534,000 at September 30, 2017 and $4,296,000 at December 31, 2016. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at September 30, 2017 and December 31, 2016. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

7. LOANS

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans. Loans outstanding at September 30, 2017 and December 31, 2016 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type
(In Thousands)	Sept. 30,	Dec. 31,
	2017	2016
Residential mortgage:
Residential mortgage loans - first liens	$355,285	$334,102
Residential mortgage loans - junior liens	24,694	23,706
Home equity lines of credit	36,534	38,057
1-4 Family residential construction	25,286	24,908
Total residential mortgage	441,799	420,773
Commercial:
Commercial loans secured by real estate	158,520	150,468
Commercial and industrial	83,243	83,854
Political subdivisions	54,730	38,068
Commercial construction and land	13,937	14,287
Loans secured by farmland	7,744	7,294
Multi-family (5 or more) residential	7,566	7,896
Agricultural loans	6,137	3,998
Other commercial loans	12,383	11,475
Total commercial	344,260	317,340
Consumer	14,953	13,722
Total	801,012	751,835
Less: allowance for loan losses	(8,900)	(8,473)
Loans, net	$792,112	$743,362

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either September 30, 2017 or December 31, 2016.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of September 30, 2017 and December 31, 2016, management determined that no allowance for credit losses related to unfunded loan commitments was required.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month and nine-month periods ended September 30, 2017 and 2016 were as follows:

Three Months Ended September 30, 2017	June 30,				Sept. 30,
(In Thousands)	2017 Balance	Charge-offs	Recoveries	Provision (Credit)	2017 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,052	$0	$1	$112	$3,165
Residential mortgage loans - junior liens	261	0	1	3	265
Home equity lines of credit	332	0	0	(6)	326
1-4 Family residential construction	251	0	0	(8)	243
Total residential mortgage	3,896	0	2	101	3,999
Commercial:
Commercial loans secured by real estate	2,610	0	0	27	2,637
Commercial and industrial	910	0	1	93	1,004
Commercial construction and land	162	0	0	(13)	149
Loans secured by farmland	107	0	0	3	110
Multi-family (5 or more) residential	169	0	0	2	171
Agricultural loans	42	0	0	16	58
Other commercial loans	105	0	0	12	117
Total commercial	4,105	0	1	140	4,246
Consumer	134	(67)	7	81	155
Unallocated	500	0	0	0	500
Total Allowance for Loan Losses	$8,635	$(67)	$10	$322	$8,900

Three Months Ended September 30, 2016	June 30,				Sept. 30,
(In Thousands)	2016 Balance	Charge-offs	Recoveries	Provision (Credit)	2016 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,830	$(31)	$2	$155	$2,956
Residential mortgage loans - junior liens	239	0	0	9	248
Home equity lines of credit	359	0	0	0	359
1-4 Family residential construction	222	0	0	14	236
Total residential mortgage	3,650	(31)	2	178	3,799
Commercial:
Commercial loans secured by real estate	2,083	0	0	304	2,387
Commercial and industrial	1,038	(2)	1	1	1,038
Commercial construction and land	105	0	0	41	146
Loans secured by farmland	103	0	0	3	106
Multi-family (5 or more) residential	248	0	0	(5)	243
Agricultural loans	47	0	0	(4)	43
Other commercial loans	119	0	0	(3)	116
Total commercial	3,743	(2)	1	337	4,079
Consumer	138	(28)	12	23	145
Unallocated	398	0	0	0	398
Total Allowance for Loan Losses	$7,929	$(61)	$15	$538	$8,421

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Nine Months Ended September 30, 2017	Dec. 31,				Sept. 30,
(In Thousands)	2016 Balance	Charge-offs	Recoveries	Provision (Credit)	2017 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,033	$(162)	$15	$279	$3,165
Residential mortgage loans - junior liens	258	(16)	3	20	265
Home equity lines of credit	350	0	0	(24)	326
1-4 Family residential construction	249	0	0	(6)	243
Total residential mortgage	3,890	(178)	18	269	3,999
Commercial:
Commercial loans secured by real estate	2,380	(96)	0	353	2,637
Commercial and industrial	999	(1)	3	3	1,004
Commercial construction and land	162	0	0	(13)	149
Loans secured by farmland	110	0	0	0	110
Multi-family (5 or more) residential	241	0	0	(70)	171
Agricultural loans	40	0	0	18	58
Other commercial loans	115	0	0	2	117
Total commercial	4,047	(97)	3	293	4,246
Consumer	138	(127)	30	114	155
Unallocated	398	0	0	102	500
Total Allowance for Loan Losses	$8,473	$(402)	$51	$778	$8,900

Nine Months Ended September 30, 2016	Dec. 31,				Sept. 30,
(In Thousands)	2015 Balance	Charge-offs	Recoveries	Provision (Credit)	2016 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,645	$(73)	$2	$382	$2,956
Residential mortgage loans - junior liens	219	0	0	29	248
Home equity lines of credit	347	0	0	12	359
1-4 Family residential construction	207	0	0	29	236
Total residential mortgage	3,418	(73)	2	452	3,799
Commercial:
Commercial loans secured by real estate	1,939	0	2	446	2,387
Commercial and industrial	981	(2)	2	57	1,038
Commercial construction and land	58	0	0	88	146
Loans secured by farmland	106	0	0	0	106
Multi-family (5 or more) residential	675	(595)	0	163	243
Agricultural loans	45	0	0	(2)	43
Other commercial loans	118	0	0	(2)	116
Total commercial	3,922	(597)	4	750	4,079
Consumer	122	(67)	39	51	145
Unallocated	427	0	0	(29)	398
Total Allowance for Loan Losses	$7,889	$(737)	$45	$1,224	$8,421

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of September 30, 2017 and December 31, 2016:

September 30, 2017
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$346,545	$314	$8,372	$54	$355,285
Residential mortgage loans - junior liens	24,463	107	124	0	24,694
Home equity lines of credit	35,933	62	539	0	36,534
1-4 Family residential construction	25,286	0	0	0	25,286
Total residential mortgage	432,227	483	9,035	54	441,799
Commercial:
Commercial loans secured by real estate	149,607	1,394	7,519	0	158,520
Commercial and Industrial	77,045	3,658	2,529	11	83,243
Political subdivisions	54,730	0	0	0	54,730
Commercial construction and land	13,848	10	79	0	13,937
Loans secured by farmland	5,759	587	1,385	13	7,744
Multi-family (5 or more) residential	6,974	0	592	0	7,566
Agricultural loans	5,133	278	726	0	6,137
Other commercial loans	12,310	0	73	0	12,383
Total commercial	325,406	5,927	12,903	24	344,260
Consumer	14,840	0	113	0	14,953
Totals	$772,473	$6,410	$22,051	$78	$801,012

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2016
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$324,377	$408	$9,258	$59	$334,102
Residential mortgage loans - junior liens	23,274	132	300	0	23,706
Home equity lines of credit	37,360	123	574	0	38,057
1-4 Family residential construction	24,820	0	88	0	24,908
Total residential mortgage	409,831	663	10,220	59	420,773
Commercial:
Commercial loans secured by real estate	139,358	3,092	8,018	0	150,468
Commercial and Industrial	79,202	4,180	461	11	83,854
Political subdivisions	38,068	0	0	0	38,068
Commercial construction and land	14,136	70	81	0	14,287
Loans secured by farmland	5,745	129	1,404	16	7,294
Multi-family (5 or more) residential	7,277	0	619	0	7,896
Agricultural loans	3,208	0	790	0	3,998
Other commercial loans	11,401	0	74	0	11,475
Total commercial	298,395	7,471	11,447	27	317,340
Consumer	13,546	0	176	0	13,722
Totals	$721,772	$8,134	$21,843	$86	$751,835

The general component of the allowance for loan losses covers pools of loans including commercial loans not considered individually impaired, as well as smaller balance homogeneous classes of loans, such as residential real estate, home equity lines of credit and other consumer loans. Accordingly, the Corporation generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a restructuring agreement. The pools of loans are evaluated for loss exposure based upon average historical net charge-off rates for each loan class, adjusted for qualitative factors (described in the following paragraphs). The time period used in determining the average historical net charge-off rate for each loan class is based on management’s evaluation of an appropriate time period that captures an historical loss experience relevant to the current portfolio. Throughout 2016 and at March 31, 2017, a three-year average net charge-off rate was used for all loan classes. At June 30, 2017 and September 30, 2017, a five-year average net charge-off rate was used for commercial loans secured by real estate and for multi-family residential loans, while a three-year average net charge-off rate was used for all other loan classes.

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

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 55% at September 30, 2017) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The scope of loans reviewed individually each quarter to determine if they are impaired include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Loans that are individually reviewed, but which are determined to not be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually reviewed, but which have been determined to not be impaired, are included in the “Collectively Evaluated” column in the table summarizing the allowance and associated loan balances as of September 30, 2017 and December 31, 2016. All loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of September 30, 2017 and December 31, 2016:

September 30, 2017	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$723	$354,562	$355,285	$0	$3,165	$3,165
Residential mortgage loans - junior liens	62	24,632	24,694	0	265	265
Home equity lines of credit	0	36,534	36,534	0	326	326
1-4 Family residential construction	0	25,286	25,286	0	243	243
Total residential mortgage	785	441,014	441,799	0	3,999	3,999
Commercial:
Commercial loans secured by real estate	5,917	152,603	158,520	952	1,685	2,637
Commercial and industrial	476	82,767	83,243	165	839	1,004
Political subdivisions	0	54,730	54,730	0	0	0
Commercial construction and land	0	13,937	13,937	0	149	149
Loans secured by farmland	1,371	6,373	7,744	50	60	110
Multi-family (5 or more) residential	392	7,174	7,566	0	171	171
Agricultural loans	8	6,129	6,137	0	58	58
Other commercial loans	0	12,383	12,383	0	117	117
Total commercial	8,164	336,096	344,260	1,167	3,079	4,246
Consumer	20	14,933	14,953	0	155	155
Unallocated						500

Total	$8,969	$792,043	$801,012	$1,167	$7,233	$8,900

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2016	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$753	$333,349	$334,102	$0	$3,033	$3,033
Residential mortgage loans - junior liens	68	23,638	23,706	0	258	258
Home equity lines of credit	0	38,057	38,057	0	350	350
1-4 Family residential construction	0	24,908	24,908	0	249	249
Total residential mortgage	821	419,952	420,773	0	3,890	3,890
Commercial:
Commercial loans secured by real estate	8,005	142,463	150,468	528	1,852	2,380
Commercial and industrial	212	83,642	83,854	95	904	999
Political subdivisions	0	38,068	38,068	0	0	0
Commercial construction and land	0	14,287	14,287	0	162	162
Loans secured by farmland	1,394	5,900	7,294	51	59	110
Multi-family (5 or more) residential	392	7,504	7,896	0	241	241
Agricultural loans	13	3,985	3,998	0	40	40
Other commercial loans	0	11,475	11,475	0	115	115
Total commercial	10,016	307,324	317,340	674	3,373	4,047
Consumer	23	13,699	13,722	0	138	138
Unallocated						398

Total	$10,860	$740,975	$751,835	$674	$7,401	$8,473

Summary information related to impaired loans at September 30, 2017 and December 31, 2016 is as follows:

(In Thousands)	September 30, 2017			December 31, 2016
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Residential mortgage loans - first liens	$752	$723	$0	$783	$753	$0
Residential mortgage loans - junior liens	62	62	0	68	68	0
Commercial loans secured by real estate	3,231	3,231	0	6,975	5,232	0
Commercial and industrial	78	78	0	117	117	0
Loans secured by farmland	874	874	0	890	890	0
Multi-family (5 or more) residential	987	392	0	987	392	0
Agricultural loans	8	8	0	13	13	0
Consumer	20	20	0	23	23	0
Total with no related allowance recorded	6,012	5,388	0	9,856	7,488	0

With a related allowance recorded:
Commercial loans secured by real estate	2,686	2,686	952	2,773	2,773	528
Commercial and industrial	398	398	165	95	95	95
Loans secured by farmland	497	497	50	504	504	51
Total with a related allowance recorded	3,581	3,581	1,167	3,372	3,372	674
Total	$9,593	$8,969	$1,167	$13,228	$10,860	$674

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

					Interest Income Recognized on
	Average Investment in Impaired Loans				Impaired Loans on a Cash Basis
(In Thousands)	3 Months Ended		9 Months Ended		3 Months Ended		9 Months Ended
	Sept. 30,		Sept. 30,		Sept. 30,		Sept. 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Residential mortgage:
Residential mortgage loans - first lien	$733	$789	$738	$818	$8	$11	$25	$33
Residential mortgage loans - junior lien	64	72	65	72	1	0	3	2
Total residential mortgage	797	861	803	890	9	11	28	35
Commercial:
Commercial loans secured by real estate	6,200	7,022	6,377	6,524	36	83	127	274
Commercial and industrial	393	577	317	619	13	7	20	17
Loans secured by farmland	1,378	1,408	1,382	1,413	10	13	32	51
Multi-family (5 or more) residential	392	492	392	541	0	0	0	0
Agricultural loans	10	13	11	14	0	0	1	1
Total commercial	8,373	9,512	8,479	9,111	59	103	180	343
Consumer	25	17	27	16	0	0	0	0
Total	$9,195	$10,390	$9,309	$10,017	$68	$114	$208	$378

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

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	September 30, 2017		December 31, 2016
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$1,739	$4,352	$3,022	$3,770
Residential mortgage loans - junior liens	4	0	114	0
Home equity lines of credit	208	59	320	11
Total residential mortgage	1,951	4,411	3,456	3,781
Commercial:
Commercial loans secured by real estate	126	5,732	2,774	3,080
Commercial and industrial	632	476	286	119
Commercial construction and land	53	0	0	0
Loans secured by farmland	215	1,313	219	1,331
Multi-family (5 or more) residential	0	392	0	392
Agricultural loans	0	8	0	13
Total commercial	1,026	7,921	3,279	4,935
Consumer	2	68	103	20

Totals	$2,979	$12,400	$6,838	$8,736

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

The table below presents a summary of the contractual aging of loans as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017				As of December 31, 2016
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$347,083	$4,410	$3,792	$355,285	$321,670	$6,695	$5,737	$334,102
Residential mortgage loans - junior liens	24,409	281	4	24,694	23,268	324	114	23,706
Home equity lines of credit	35,908	369	257	36,534	37,603	134	320	38,057
1-4 Family residential construction	24,597	689	0	25,286	24,567	341	0	24,908
Total residential mortgage	431,997	5,749	4,053	441,799	407,108	7,494	6,171	420,773

Commercial:
Commercial loans secured by real estate	155,276	215	3,029	158,520	147,464	82	2,922	150,468
Commercial and industrial	82,407	151	685	83,243	83,364	185	305	83,854
Political subdivisions	54,730	0	0	54,730	38,068	0	0	38,068
Commercial construction and land	13,858	26	53	13,937	14,199	88	0	14,287
Loans secured by farmland	6,726	57	961	7,744	6,181	83	1,030	7,294
Multi-family (5 or more) residential	7,135	39	392	7,566	7,439	65	392	7,896
Agricultural loans	6,052	77	8	6,137	3,981	4	13	3,998
Other commercial loans	12,383	0	0	12,383	11,475	0	0	11,475
Total commercial	338,567	565	5,128	344,260	312,171	507	4,662	317,340
Consumer	14,720	163	70	14,953	13,446	153	123	13,722

Totals	$785,284	$6,477	$9,251	$801,012	$732,725	$8,154	$10,956	$751,835

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at September 30, 2017 and December 31, 2016 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
September 30, 2017 Nonaccrual Totals	$5,629	$499	$6,272	$12,400
December 31, 2016 Nonaccrual Totals	$4,199	$419	$4,118	$8,736

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at September 30, 2017 and December 31, 2016 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
September 30, 2017 Totals	$658	$0	$0	$3,075	$3,733
December 31, 2016 Totals	$5,453	$350	$0	$2,874	$8,677

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2017 and December 31, 2016, there were no commitments to loan additional funds to borrowers whose loans have been classified as TDRs.

TDRs that occurred during the three-month and nine-month periods ended September 30, 2017 and 2016 are as follows:

(Balances in Thousands)	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Consumer,
Accepted short fall from sale of residential real estate on a mortgage loan and made unsecured loan to same borrower	0	$0	1	$25

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Residential mortgage,
Extended maturity with interest rate reduction	0	$0	1	$102
Commercial and industrial,
Extended maturity with interest rate increase	0	0	1	5
Consumer,
Accepted short fall from sale of residential real
estate on a mortgage loan and made unsecured
loan to same borrower	0	0	1	25
Total	0	$0	3	$132

There were no defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months in the three-month periods ended September 30, 2017 and 2016. In the nine-month periods ended September 30 2017 and 2016, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months are summarized as follows:

(Balances in Thousands)	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
	Number		Number
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Residential mortgage - first liens	0	$0	1	$242
Residential mortgage - junior liens	0	0	1	30
Commercial and industrial	0	0	1	5
Consumer	0	0	1	28
Total	0	$0	4	$305

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the unaudited Consolidated Balance Sheet) is as follows:

(In Thousands)	Sept. 30,	Dec. 31,
	2017	2016
Foreclosed residential real estate	$640	$1,102

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	Sept. 30,	Dec. 31,
	2017	2016
Residential real estate in process of foreclosure	$1,871	$2,738

8. BORROWED FUNDS

Short-term borrowings include the following:

(In Thousands)	Sept. 30,	Dec. 31,
	2017	2016
FHLB-Pittsburgh borrowings	$3,000	$21,000
Customer repurchase agreements	4,739	5,175
Total short-term borrowings	$7,739	$26,175

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $495,047,000 at September 30, 2017 and $471,454,000 at December 31, 2016. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $3,534,000 at September 30, 2017 and $4,296,000 at December 31, 2016.

At September 30, 2017, the short-term borrowing from FHLB-Pittsburgh of $3,000,000 was a term borrowing with an interest rate of 1.23%, maturing in June 2018. At December 31, 2016, the short-term borrowing from FHLB-Pittsburgh of $21,000,000 was an overnight borrowing with an interest rate of 0.74%.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average interest rate paid by the Corporation on customer repurchase agreements was 0.10% at September 30, 2017 and December 31, 2016.

Long-term borrowings are as follows:

(In Thousands)	Sept. 30,	Dec. 31,
	2017	2016
FHLB-Pittsburgh borrowings	$4,256	$11,454
Repurchase agreement	27,000	27,000
Total long-term borrowings	$31,256	$38,454

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	Sept. 30,	Dec. 31,
	2017	2016
Loan matured in June 2017 with a rate of 6.83%	$0	$4
Loan matured in September 2017 with a rate of 3.81%	0	10,000
Loan maturing in December 2018 with a rate of 1.35%	3,000	0
Loan maturing in April 2020 with a rate of 4.79%	510	646
Loan maturing in June 2025 with a rate of 4.91%	746	804
Total long-term FHLB-Pittsburgh borrowings	$4,256	$11,454

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The repurchase agreement included in long-term borrowings has an interest rate of 3.595% and an effective maturity date in December 2017.

The “Repurchase Date,” as defined in the Master Repurchase Agreement between the Corporation and the broker-dealer, occurred quarterly on or about the 20th of each March, June, September and December until the “Final Repurchase Date” (as defined) on December 20, 2017. The Corporation paid interest, and the borrowing was putable by the issuer, on each Repurchase Date. The Final Repurchase Date is the effective maturity date of the borrowing.

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

The carrying value of the underlying securities was $30,055,000 at September 30, 2017 and $31,494,000 at December 31, 2016, detailed in the following table:

(In Thousands)	Sept. 30,	Dec. 31,
	2017	2016
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	$14,120	$18,181
Residential collateralized mortgage obligations	16,935	13,313
Total	$30,055	$31,494

9. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. The plan contains a cost-sharing feature which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at September 30, 2017 and December 31, 2016, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2017	2016	2017	2016
Service cost	$0	$0	$27	$27
Interest cost	18	20	43	47
Expected return on plan assets	(23)	(20)	0	0
Amortization of prior service cost	0	0	(23)	(23)
Recognized net actuarial loss	5	8	0	0
Net periodic benefit cost	$0	$8	$47	$51

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	Sept. 30,		Sept. 30,
	2017	2016	2017	2016
Service cost	$0	$0	$9	$9
Interest cost	6	7	15	16
Expected return on plan assets	(8)	(7)	0	0
Amortization of prior service cost	0	0	(8)	(8)
Recognized net actuarial loss	2	3	0	0
Net periodic benefit cost	$0	$3	$16	$17

In the first nine months of 2017, the Corporation funded postretirement contributions totaling $36,000, with estimated annual postretirement contributions of $62,000 expected in 2017 for the full year. No defined benefit pension contributions are required in 2017, though the Corporation may make discretionary contributions.

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

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Management has estimated restricted stock expense in the first nine months of 2017 based on an assumption that the ROAE target for awards to Executive Officers in 2016 and 2017 will not be met, resulting in forfeiture of the restricted stock.

Annual stock-based compensation for the year ending December 31, 2017 is estimated to total $632,000. If the ROAE targets for awards to Executive Officers in 2016 and 2017 are met or exceeded, total annual stock-based compensation would increase by approximately $123,000. Total stock-based compensation expense attributable to restricted stock awards amounted to $153,000 in the third quarter 2017 and $475,000 in the nine-month period ended September 30, 2017. Total stock-based compensation expense attributable to restricted stock awards amounted to $155,000 in the third quarter 2016 and $480,000 in the nine-month period ended September 30, 2016.

11. INCOME TAXES

The net deferred tax asset at September 30, 2017 and December 31, 2016 represents the following temporary difference components:

	September 30,	December 31,
(In Thousands)	2017	2016
Deferred tax assets:
Unrealized holding losses on securities	$0	$512
Allowance for loan losses	3,150	2,998
Other deferred tax assets	2,582	2,658
Total deferred tax assets	5,732	6,168

Deferred tax liabilities:
Unrealized holding gains on securities	122	0
Defined benefit plans - ASC 835	79	27
Bank premises and equipment	1,101	913
Core deposit intangibles	5	6
Other deferred tax liabilities	106	105
Total deferred tax liabilities	1,413	1,051
Deferred tax asset, net	$4,319	$5,117

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The provision for income tax for the three-month and nine month periods ended September 30, 2017 and 2016 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rates for the Corporation are as follows:

	Three Months Ended		Nine Months Ended
(Dollars In thousands)	September 30,		September 30,
	2017	2016	2017	2016
Income before income tax provision	$5,198	$5,538	$15,111	$15,378
Income tax provision	1,262	1,451	3,620	3,847
Effective tax rate	24.28%	26.20%	23.96%	25.02%

The effective tax rate for each period presented differs from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation has investments in three limited partnerships that manage affordable housing projects that have qualified for the federal low-income housing tax credit. The Corporation’s expected return from these investments is based on the receipt of tax credits and tax benefits from deductions of operating losses. The Corporation uses the effective yield method to account for these investments, with the benefits recognized as a reduction of the provision for income taxes. For two of the three limited partnership investments, the tax credits have been received in full in prior years, and the Corporation has fully realized the benefits of the credits and amortized its initial investments in the partnerships. The most recent affordable housing project was completed in 2013, and the Corporation received tax credits in 2013 through 2016 and expects to continue to receive tax credits annually through 2022. The carrying amount of the Corporation’s investment is $634,000 at September 30, 2017 and $713,000 at December 31, 2016 (included in Other Assets in the consolidated balance sheets). For the year ending December 31, 2017, the estimated amount of tax credits and other tax benefits to be received is $157,000 and the estimated amount to be recognized as a reduction of the provision for income taxes is $73,000. The total reduction in the provision for income taxes resulting from this investment is $18,000 in the third quarter 2017 and $55,000 for the nine months ended September 30, 2017, and $19,000 in the third quarter 2016 and $57,000 for the nine months ended September 30, 2016.

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns. With limited exceptions, the Corporation is no longer subject to examination by the Internal Revenue Service for years prior to 2014.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a principles-based framework for revenue recognition under U.S. GAAP. The core principle of the five-step revenue recognition framework is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Several additional ASUs have been issued subsequent to ASU 2014-09 to provide clarifying guidance related to various revenue recognition areas and to defer the effective date of the standard by a year, making it applicable for the Corporation in the first quarter 2018 and for the annual period ending December 31, 2018. The amendments should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Additionally, the ASU requires expanded disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. More than 70% of the Corporation’s revenue comes from net interest income and is explicitly out of the scope of ASU 2014-09. The Corporation’s largest sources of noninterest revenue which are subject to the guidance include Trust and financial management revenue, service charges on deposit accounts and interchange revenue from debit card transactions. Management has reviewed the Corporation’s larger noninterest revenue streams and does not expect the adoption of ASU 2014-09 to have a material effect on the Corporation’s financial condition or results of operations. Management is in the process of reviewing the expanded disclosure requirements that will be effective in the first quarter 2018.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. This makes significant changes in U.S. GAAP related to certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The changes provided for in this Update that are applicable to the Corporation are as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; however, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) for equity investments without readily determinable fair values, require a qualitative assessment to identify impairment, and if a qualitative assessment indicates that impairment exists, requiring an entity to measure the investment at fair value; (3) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments (at September 30, 2017 and December 31, 2016, the Corporation has no liabilities for which the fair value measurement option has been elected); (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this Update will become effective for the Corporation for annual and interim periods beginning in the first quarter 2018. With limited exceptions, early adoption of the amendments in this Update is not permitted. Amendments are to be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values should be applied prospectively. The Corporation’s current exposure related to investments in marketable equity securities and other issues considered in ASU 2016-01 is limited, and accordingly, initial adoption of this ASU is not expected to have a significant impact on the Corporation’s financial position. Management is in the process of reviewing the changes in disclosure requirements that will become effective in the first quarter 2018.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). This Update will shorten the amortization period for certain callable debt securities held at a premium. Under current U.S. GAAP, entities generally amortize the premium over the contractual life of the instrument. Discounts will continue to be amortized to maturity. The amendments in this Update are effective for the Corporation for annual and interim periods beginning in the first quarter 2019. An entity should apply the amendments in this Update through a cumulative-effect adjustment directly to retained earnings as of the beginning of the year of adoption. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Corporation does not expect adoption of the amendments to have a significant impact on its financial position.

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

EARNINGS OVERVIEW

Basic and diluted earnings per common share were $0.32 for the third quarter 2017, as compared to $0.34 in the second quarter 2017 and $0.34 in the third quarter 2016. For the nine months ended September 30, 2017, basic and diluted earnings per common share were $0.94 as compared to $0.95 for the first nine months of 2016. The return on average assets for the first nine months of 2017 was 1.23%, and the return on average equity was 8.13%. Highlights related to the Corporation’s earnings results for the comparative periods are presented below.

Net income for the third quarter 2017 of $3,936,000 was lower by $151,000 (3.7%) than the third quarter 2016 amount. Some of the more significant fluctuations in revenues and expenses between the three-month period ended September 30, 2017 and the corresponding period in 2016 were as follows:

·	Net interest income increased $454,000 (4.5%) in the third quarter 2017 as compared to the third quarter 2016. The net interest margin of 3.83% for the third quarter 2017 was higher than the third quarter 2016 level of 3.74%. The improvement in the margin included the impact of a favorable change in the mix of earning assets, including growth in loans and a reduction in securities. Average total loans outstanding were higher by $55.3 million (7.5%) in the third quarter 2017 as compared to the third quarter 2016, while average total available-for-sale securities were lower by $41.0 million. Average total deposits were $26.8 million (2.7%) higher in the third quarter 2017 as compared to the third quarter 2016.

·	The third quarter 2017 provision for loan losses was $216,000 lower than the third quarter 2016 amount. The third quarter 2017 provision included $141,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period, and an increase of $181,000 in the collectively determined allowance for loan losses. In comparison, the third quarter 2016 provision included a $478,000 increase in total specific allowances on impaired loans, as adjusted for net charge-offs during the period, and a $60,000 increase in the collectively determined portion of the allowance. The increase in total specific allowances on impaired loans in the third quarter 2016 included the initial recognition of an allowance of $528,000 on a real estate secured commercial loan for which the specific allowance had increased to $952,000 at September 30, 2017. The outstanding balance of this loan was $2,686,000 at September 30, 2017.

·	Noninterest revenue increased $182,000 (4.7%) in the third quarter 2017 over the third quarter 2016 amount. Trust and financial management revenue increased $120,000 (10.2%), reflecting growth in assets under management resulting from market appreciation and new business, as well as a recent increase in fee levels. Interchange revenue from debit card transactions increased $80,000 (16.6%), reflecting benefits from a consulting project in 2016 that identified opportunities for improvements in card-related volumes and processing. Net gains from sales of loans increased $61,000 (25.8%) in the third quarter 2017 as compared to the third quarter 2016, reflecting increases in sales volume and average profit margin. Service charges on deposit accounts decreased $53,000 (4.3%), as revenue from consumer overdrafts declined due to lower volume.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	Realized gains on available-for-sale securities totaled $5,000 in the third quarter 2017, down from $584,000 in the third quarter 2016. Within this category, gains from sales of bank stocks totaled $560,000 in the third quarter 2016. The Corporation sold its investments in bank stocks over the course of 2014 through 2016, and has held no such investments throughout 2017.

·	Total noninterest expenses increased $613,000 (7.1%) in the third quarter 2017 over the third quarter 2016 amount. Other operating expense increased $226,000. The increase in other operating expense included an increase of $97,000 in attorney fees, mainly related to a commercial loan workout situation, and an increase in accounting and auditing expense of $46,000 resulting from an increase in outsourced internal audit activity. Pensions and other employee benefits expense increased $156,000, mainly due to higher health care expenses on the Corporation’s partially self-insured plan. Salaries and wages expense increased $84,000, or 2.2%. Software subscriptions increased $62,000, including costs associated with new applications as well as annual licensing increases. Automated teller machine and interchange expense increased $55,000, including increased costs related to fraud protection services and higher volume of debit card transactions. Pennsylvania shares tax increased $49,000, reflecting a tax rate increase and an increase in C&N Bank capital. FDIC assessments expense decreased $58,000, reflecting a lower assessment level.

·	The income tax provision of $1,262,000 in the third quarter 2017 (24.3% of pre-tax income) was $189,000 lower than the third quarter 2016 tax provision of $1,451,000 (26.2% of pre-tax income). The lower amount of tax provision and effective tax rate in the third quarter 2017 resulted primarily from lower pre-tax income. Also, in the third quarter 2016, the tax provision included a $39,000 catch up adjustment for an increase in the New York State tax provision related to a change in tax methodology that first became effective in 2015.

Net income was $11,491,000 for the first nine months of 2017, a decrease of $40,000 (0.4%) from net income for the first nine months of 2016. Some of the more significant fluctuations in revenues and expenses between the nine-month period ended September 30, 2017 and the corresponding period in 2016 were as follows:

·	Net interest income was $943,000 (3.1%) higher for the first nine months of 2017 as compared to the first nine months of 2016. The net interest margin was 3.81% for the first nine months of 2017, up from 3.77% for the first nine months of 2016. Average total loans outstanding were up $57.6 million (8.0%) in the first nine months of 2017 as compared to the first nine months of 2016, while average total available-for-sale securities were lower by $33.0 million. Average total deposits were $20.4 million (2.1%) higher in the first nine months of 2017 as compared to the first nine months of 2016.

·	The provision for loan losses of $778,000 for the first nine months of 2017 was $446,000 lower than the amount for the first nine months of 2016. In 2017, the provision included $844,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period and a $102,000 increase in the unallocated portion of the allowance, with a reduction in the provision of $168,000 related to the reduction in the collectively determined allowance for loan losses. The reduction in the collectively determined allowance included the effects of an improvement in aggregate net charge-off experience and a reduction in the qualitative factors used to estimate the allowance as of September 30, 2017. The net increase in specific allowances in the first nine months of 2017 included an increase in the allowance related to one real estate secured commercial loan of $424,000 to $952,000 at September 30, 2017 as compared to $528,000 at December 31, 2016. The increase in the specific allowance for this loan was based on an updated appraisal. In comparison, the provision for the first nine months of 2016 included $557,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period, a $29,000 decrease in the unallocated portion of the allowance and an increase in the provision of $696,000 related to an increase in the collectively determined allowance for loan losses. The increase in the collectively determined portion of the allowance at September 30, 2016 as compared to the end of the preceding year resulted from loan growth and slight increases in the net charge-off and qualitative factors used to estimate the allowance.

·	Noninterest revenue increased $556,000 (4.8%) in the first nine months of 2017 as compared to the first nine months of 2016. Trust and financial management revenue increased $402,000 (11.3%), reflecting growth in assets under management resulting from market appreciation and new business, as well as a recent increase in fee levels and an estimated $215,000 of additional revenue from changing the frequency of billings to monthly for certain services. Interchange revenue from debit card transactions increased $218,000 (15.2%), reflecting improvements in card-related volumes and processing. Loan servicing fees, net, increased $123,000, as the fair value of mortgage servicing rights decreased by $145,000 in the first nine months of 2017 as compared to a reduction of $247,000 in the first nine months of 2016. Service charges on deposit accounts decreased $177,000 (5.0%), as revenue from consumer overdrafts declined due to lower volume.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	Realized gains on available-for-sale securities totaled $257,000 in the first nine months of 2017, down from $1,089,000 in the first nine months of 2016. Within this category, gains from sales of bank stocks totaled $837,000 in the first nine months of 2016. As noted above, the Corporation sold all of its investments in bank stocks prior to 2017.

·	Total noninterest expenses increased $1,380,000 (5.3%) for the first nine months of 2017 as compared to the first nine months of 2016. Other operating expense increased $682,000. Within other operating expense, the largest variances included increases of $182,000 in loan collection expenses, $129,000 in attorney fees (mainly related to a commercial loan workout situation) and $94,000 in accounting and auditing expense stemming from increased internal audit outsourcing. Pensions and other employee benefits expense increased $391,000, primarily as a result of higher health care expenses on the Corporation’s partially self-insured plan. Software subscriptions increased $141,000, including costs associated with new applications as well as annual licensing increases. Automated teller machine and interchange expense increased $138,000, including increased costs related to fraud protection services and higher volume of debit card transactions. FDIC assessments expense decreased $165,000, reflecting a lower assessment level. Professional fees expense decreased $66,000, reflecting a reduction in information technology and sales and service-related consulting expense.

·	The income tax provision was $3,620,000 for the first nine months of 2017 (24.0% of pre-tax income), down from $3,847,000 (25.0% of pre-tax income) for the first nine months of 2016. The lower amount of tax provision and effective tax rate in 2017 resulted from lower pre-tax income, along with the effects of a change in accounting for stock-based compensation that requires recognition of the tax benefits as a reduction in the tax provision and a $30,000 catch up adjustment in 2016 for an increase in the New York State tax provision related to a change in tax methodology that first became effective in 2015.

More detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of Management’s Discussion and Analysis.

TABLE I - QUARTERLY FINANCIAL DATA
(Dollars In Thousands, Except Per Share Data) (Unaudited)	For the Three Months Ended:
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2017	2017	2017	2016	2016	2016	2016
Interest income	$11,626	$11,340	$11,112	$11,106	$11,131	$10,924	$10,937
Interest expense	985	978	953	920	944	925	904
Net interest income	10,641	10,362	10,159	10,186	10,187	9,999	10,033
Provision (credit) for loan losses	322	4	452	(3)	538	318	368
Net interest income after provision (credit) for loan losses	10,319	10,358	9,707	10,189	9,649	9,681	9,665
Other income	4,066	4,106	3,864	4,031	3,884	3,906	3,690
Net gains on available-for-sale securities	5	107	145	69	584	122	383
Other expenses	9,192	9,076	9,298	8,558	8,579	8,535	9,072
Income before income tax provision	5,198	5,495	4,418	5,731	5,538	5,174	4,666
Income tax provision	1,262	1,374	984	1,500	1,451	1,303	1,093
Net income	$3,936	$4,121	$3,434	$4,231	$4,087	$3,871	$3,573
Net income attributable to common shares	$3,916	$4,100	$3,416	$4,209	$4,065	$3,850	$3,553
Basic earnings per common share	$0.32	$0.34	$0.28	$0.35	$0.34	$0.32	$0.29
Diluted earnings per common share	$0.32	$0.34	$0.28	$0.35	$0.34	$0.32	$0.29

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and nine-month periods ended September 30, 2017 and September 30, 2016. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

Nine-Month Periods Ended September 30, 2017 and 2016

For the nine-month periods, fully taxable equivalent net interest income was $33,240,000 in 2017, $943,000 (2.9%) higher than in 2016. Interest income was $1,084,000 higher in 2017 as compared to 2016; interest expense was also higher by $141,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.81% in 2017 as compared to 3.77% in 2016, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) increased to 3.67% in the nine-month period ended September 30, 2017 from 3.64% in the nine-month period ended September 30, 2016.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $36,154,000 in 2017, an increase of 3.1% from 2016. The overall yield on earning assets increased to 4.15% in 2017 from 4.09% in 2016, reflecting the impact of loan growth and a reduction in lower-yielding securities as a percentage of total earning assets.

Interest and fees on loans receivable increased $1,656,000, or 6.3%. The average balance of gross loans receivable increased $57,563,000, or 8.0%, to $773,138,000 in 2017 from $715,575,000 in 2016. The Corporation experienced growth in both mortgage and commercial loans. The Corporation’s average yield on loans receivable declined to 4.87% in 2017 from 4.94% in 2016 as average interest rates on new loans have been lower than the average rates on loans that have been fully or partially paid off.

As indicated in Table III, average available-for-sale securities (at amortized cost) totaled $374,298,000 in 2017, a decrease of $33,049,000 (8.1%) from 2016. The Corporation’s yield on securities was 2.81% in 2017 as compared to 2.78% in 2016.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased $141,000, or 5.1%, to $2,914,000 in 2017 from $2,773,000 in 2016. Table III shows that the overall cost of funds on interest-bearing liabilities increased to 0.48% in 2017 from 0.45% in 2016. The increase in interest expense is mainly a result of increases in rates paid on interest checking accounts and certificates of deposit.

Total average deposits (interest-bearing and noninterest-bearing) increased 2.1%, to $985,961,000 in 2017 from $965,584,000 in 2016. Increases in the average balances of demand deposits, savings and interest checking accounts were contributors to the increase in total average deposits, while the average balances of money market accounts and Individual Retirement Accounts (IRAs) declined.

Total average borrowed funds decreased $3,618,000 to $60,858,000 in 2017 from $64,476,000 in 2016. The average rate on borrowed funds was 2.59% in 2017 compared to 2.53% in 2016 primarily due to an increase in short term borrowing rates in 2017.

Three-Month Periods Ended September 30, 2017 and 2016

For the three-month periods, fully taxable equivalent net interest income was $11,337,000 in 2017, which was $468,000 (4.3%) higher than in 2016. Interest income was $507,000 higher in 2017 as compared to 2016, while interest expense was higher by $39,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.83% in 2017 as compared to 3.74% in 2016, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.68% in 2017 as compared to 3.61% in 2016. The yield on earning assets increased to 4.16% in the third quarter 2017 from 4.07% in the third quarter 2016, while the overall cost of funds on interest-bearing liabilities increased to 0.48% in the third quarter 2017 from 0.46% in the third quarter 2016.

Interest income totaled $12,320,000 in 2017, an increase of $507,000 (4.3%) from 2016. Interest and fees from loans receivable increased $656,000, or 7.3%, in 2017 as compared to 2016, while income from available-for-sale securities decreased $190,000 (7.0%). As indicated in Table III, for the three-month periods, the average balance of gross loans receivable increased 7.5% to $788,346,000 in 2017 from $733,016,000 in 2016. The average rate of return on loans was 4.88% in 2017, down slightly from 4.91% in 2016. Total average available-for-sale securities (at amortized cost) in 2017 decreased to $363,495,000 from $404,526,000 in 2016. The average rate of return on available-for-sale securities was 2.78% for 2017, up from 2.69% in 2016.

For the three-month periods, interest expense increased $39,000, or 4.1%, to $983,000 in 2017 from $944,000 in 2016. This included an increase of $89,000 in interest expense on deposits, as the average rate paid on deposits increased 0.05%, including increases of 0.10% on interest checking and 0.08% on certificates of deposit. Total average deposits (interest-bearing and noninterest-bearing) amounted to $1,010,201,000 in the third quarter 2017, an increase of $26,848,000 (2.7%) from the third quarter 2016 total. The increase in total average deposits consisted of increases in noninterest-bearing demand deposits of $16,959,000 and an overall increase in interest bearing deposits of $9,889,000, including increases of $18,844,000 in interest checking and $11,756,000 in savings accounts partially offset by decreases in money market accounts, IRAs and certificates of deposit.

Interest expense on total borrowed funds decreased $50,000 in 2017 as compared to 2016. Interest expense on short-term borrowings decreased $22,000 and interest expense on long-term borrowings decreased by $28,000 in 2017 as compared to 2016. The average balance of total borrowed funds decreased to $43,608,000 in the third quarter 2017 from $57,226,000 in the third quarter 2016, while the average rate on borrowed funds increased to 3.14% in the third quarter 2017 from 2.75% in the third quarter 2016.

The average balance of short-term borrowings decreased to $7,139,000 in the third quarter 2017 from $18,655,000 in 2016, and the average rate on short-term borrowings decreased to 0.44% in 2017 from 0.64% in 2016.

The average balance of long-term borrowings was $36,469,000 in the third quarter 2017, at an average rate of 3.67%, down from an average balance of $38,571,000 at an average rate of 3.76% in the third quarter 2016. Borrowings are classified as long-term within the Tables based on their term at origination; however, within this category, a borrowing with a balance of $10,000,000 at a rate of 3.81% matured in September 2017 and a borrowing with a balance of $27,000,000 at a rate of 3.595% matures in December 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(In Thousands)	2017	2016	(Decrease)	2017	2016	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$1,341	$1,456	$(115)	$4,106	$4,540	$(434)
Tax-exempt	1,202	1,277	(75)	3,753	3,941	(188)
Total available-for-sale securities	2,543	2,733	(190)	7,859	8,481	(622)
Interest-bearing due from banks	67	29	38	140	89	51
Loans held for sale	10	7	3	20	21	(1)
Loans receivable:
Taxable	8,889	8,347	542	25,872	24,407	1,465
Tax-exempt	811	697	114	2,263	2,072	191
Total loans receivable	9,700	9,044	656	28,135	26,479	1,656
Total Interest Income	12,320	11,813	507	36,154	35,070	1,084

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	141	78	63	324	210	114
Money market	94	89	5	264	254	10
Savings	36	34	2	106	99	7
Certificates of deposit	255	238	17	717	660	57
Individual Retirement Accounts	111	109	2	322	326	(4)
Other time deposits	1	1	0	1	1	0
Total interest-bearing deposits	638	549	89	1,734	1,550	184
Borrowed funds:
Short-term	8	30	(22)	130	133	(3)
Long-term	337	365	(28)	1,050	1,090	(40)
Total borrowed funds	345	395	(50)	1,180	1,223	(43)
Total Interest Expense	983	944	39	2,914	2,773	141

Net Interest Income	$11,337	$10,869	$468	$33,240	$32,297	$943

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	3 Months		3 Months		9 Months		9 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	9/30/2017	Return/	9/30/2016	Return/	9/30/2017	Return/	9/30/2016	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$251,774	2.11%	$291,847	1.98%	$259,539	2.12%	$298,421	2.03%
Tax-exempt	111,721	4.27%	112,679	4.51%	114,759	4.37%	108,926	4.83%
Total available-for-sale securities	363,495	2.78%	404,526	2.69%	374,298	2.81%	407,347	2.78%
Interest-bearing due from banks	21,260	1.25%	17,138	0.67%	17,042	1.10%	20,566	0.58%
Loans held for sale	781	5.08%	556	5.01%	496	5.39%	516	5.44%
Loans receivable:
Taxable	717,012	4.92%	671,408	4.95%	706,065	4.90%	654,256	4.98%
Tax-exempt	71,334	4.51%	61,608	4.50%	67,073	4.51%	61,319	4.51%
Total loans receivable	788,346	4.88%	733,016	4.91%	773,138	4.87%	715,575	4.94%
Total Earning Assets	1,173,882	4.16%	1,155,236	4.07%	1,164,974	4.15%	1,144,004	4.09%
Cash	18,325		17,523		17,213		16,548
Unrealized gain/loss on securities	1,449		9,654		402		8,154
Allowance for loan losses	(8,769)		(8,050)		(8,755)		(7,913)
Bank premises and equipment	15,431		15,379		15,618		15,409
Intangible Assets	11,958		11,966		11,958		11,968
Other assets	40,944		38,225		42,038		38,563
Total Assets	$1,253,220		$1,239,933		$1,243,448		$1,226,733

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$219,633	0.25%	$200,789	0.15%	$208,071	0.21%	$197,628	0.14%
Money market	194,947	0.19%	205,158	0.17%	192,265	0.18%	199,211	0.17%
Savings	145,025	0.10%	133,269	0.10%	142,292	0.10%	131,880	0.10%
Certificates of deposit	119,351	0.85%	123,475	0.77%	116,500	0.82%	118,256	0.75%
Individual Retirement Accounts	96,934	0.45%	103,259	0.42%	97,981	0.44%	104,280	0.42%
Other time deposits	1,472	0.27%	1,523	0.26%	1,126	0.12%	1,157	0.12%
Total interest-bearing deposits	777,362	0.33%	767,473	0.28%	758,235	0.31%	752,412	0.28%
Borrowed funds:
Short-term	7,139	0.44%	18,655	0.64%	23,118	0.75%	25,828	0.69%
Long-term	36,469	3.67%	38,571	3.76%	37,740	3.72%	38,648	3.77%
Total borrowed funds	43,608	3.14%	57,226	2.75%	60,858	2.59%	64,476	2.53%
Total Interest-bearing Liabilities	820,970	0.48%	824,699	0.46%	819,093	0.48%	816,888	0.45%
Demand deposits	232,839		215,880		227,726		213,172
Other liabilities	8,801		9,057		8,181		8,249
Total Liabilities	1,062,610		1,049,636		1,055,000		1,038,309
Stockholders' equity, excluding other comprehensive income/loss	189,520		183,966		188,041		183,078
Accumulated other comprehensive income/loss	1,090		6,331		407		5,346
Total Stockholders' Equity	190,610		190,297		188,448		188,424
Total Liabilities and Stockholders' Equity	$1,253,220		$1,239,933		$1,243,448		$1,226,733
Interest Rate Spread		3.68%		3.61%		3.67%		3.64%
Net Interest Income/Earning Assets		3.83%		3.74%		3.81%		3.77%

Total Deposits (Interest-bearing and Demand)	$1,010,201		$983,353		$985,961		$965,584

(1) Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(3) Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 9/30/17 vs. 9/30/16			9 Months Ended 9/30/17 vs. 9/30/16
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$(206)	$91	$(115)	$(612)	$178	$(434)
Tax-exempt	(13)	(62)	(75)	202	(390)	(188)
Total available-for-sale securities	(219)	29	(190)	(410)	(212)	(622)
Interest-bearing due from banks	8	30	38	(17)	68	51
Loans held for sale	3	0	3	(1)	0	(1)
Loans receivable:
Taxable	583	(41)	542	1,886	(421)	1,465
Tax-exempt	112	2	114	192	(1)	191
Total loans receivable	695	(39)	656	2,078	(422)	1,656
Total Interest Income	487	20	507	1,650	(566)	1,084

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	8	55	63	12	102	114
Money market	(5)	10	5	(9)	19	10
Savings	3	(1)	2	8	(1)	7
Certificates of deposit	(8)	25	17	(10)	67	57
Individual Retirement Accounts	(7)	9	2	(21)	17	(4)
Other time deposits	0	0	0	0	0	0
Total interest-bearing deposits	(9)	98	89	(20)	204	184
Borrowed funds:
Short-term	(21)	(1)	(22)	(15)	12	(3)
Long-term	(19)	(9)	(28)	(26)	(14)	(40)
Total borrowed funds	(40)	(10)	(50)	(41)	(2)	(43)
Total Interest Expense	(49)	88	39	(61)	202	141

Net Interest Income	$536	$(68)	$468	$1,711	$(768)	$943

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST INCOME

TABLE V - COMPARISON OF NONINTEREST INCOME

(Dollars In Thousands)

	9 Months Ended
	September 30,		$	%
	2017	2016	Change	Change
Service charges on deposit accounts	$3,346	$3,523	$(177)	(5.0)
Service charges and fees	316	335	(19)	(5.7)
Trust and financial management revenue	3,969	3,567	402	11.3
Brokerage revenue	551	569	(18)	(3.2)
Insurance commissions, fees and premiums	98	74	24	32.4
Interchange revenue from debit card transactions	1,649	1,431	218	15.2
Net gains from sales of loans	651	699	(48)	(6.9)
Loan servicing fees, net	162	39	123	315.4
Increase in cash surrender value of life insurance	281	286	(5)	(1.7)
Other operating income	1,013	957	56	5.9
Total noninterest income before realized gains on available-for-sale securities, net	$12,036	$11,480	$556	4.8

Table V excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table V increased $556,000 (4.8%) in the first nine months of 2017 over the first nine months of 2016 amount. The most significant variances include the following:

·	Trust and financial management revenue increased $402,000 (11.3%). The increase in revenue included the impact of a change in the frequency of billings for many accounts from a quarterly billing cycle to monthly, resulting in additional fees of $215,000 more than would otherwise have been recognized in the first nine months of 2017. (Trust revenue is recognized on a cash basis, which would not ordinarily vary significantly from an amount determined on an accrual basis.) The increase also included the effects of a recent increase in fee levels and an increase in the value of assets under management to $924,907,000 at September 30, 2017, up 6.6% from one year earlier. The increase in value of Trust assets under management resulted from appreciation in equity values and new business.

·	Interchange revenue from debit card transactions increased $218,000 (15.2%), reflecting improvements in card-related volumes and processing.

·	Loan servicing fees, net, increased $123,000. This category includes fees received from servicing residential mortgage loans that have been originated and sold, adjusted for changes in the fair value of servicing rights. The fair value of mortgage servicing rights decreased by $145,000 in the first nine months of 2017 as compared to a reduction of $247,000 in the same period of 2016.

·	Other operating income increased $56,000 in the first nine months of 2017 as compared to the same period in 2016. Within this category there were increases in revenue from merchant services, check sales, dividends from Federal Home Loan Bank of Pittsburgh stock, realization of tax credits and fees from sales of loans on an agency basis under government programs (primarily FHA). These increases were partially offset by a net $116,000 decrease in interchange revenue from credit card transactions, as interchange fees from the Corporation’s recently implemented credit card offering have been less than the amount received in 2016 under an agency arrangement.

·	Service charges on deposit accounts decreased $177,000 (5.0%), as revenue from consumer overdrafts declined due to lower volume.

·	Net gains from sales of loans were $48,000 lower for the first nine months of 2017 as compared to 2016, due to a lower average profit margin. The reduction in average profit margin resulted from competitive pricing pressures.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI - COMPARISON OF NONINTEREST INCOME

(Dollars In Thousands)

	3 Months Ended
	September 30,		$	%
	2017	2016	Change	Change
Service charges on deposit accounts	$1,168	$1,221	$(53)	(4.3)
Service charges and fees	115	118	(3)	(2.5)
Trust and financial management revenue	1,292	1,172	120	10.2
Brokerage revenue	187	216	(29)	(13.4)
Insurance commissions, fees and premiums	26	26	0	0.0
Interchange revenue from debit card transactions	561	481	80	16.6
Net gains from sales of loans	297	236	61	25.8
Loan servicing fees, net	35	28	7	25.0
Increase in cash surrender value of life insurance	97	97	0	0.0
Other operating income	288	289	(1)	(0.3)
Total noninterest income before realized gains on available-for-sale securities, net	$4,066	$3,884	$182	4.7

Table VI excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table VI increased $182,000 (4.7%) in the third quarter of 2017 as compared to the third quarter of 2016. The most significant variances include the following:

·	Trust and financial management revenue increased $120,000 (10.2%), reflecting growth in assets under management resulting from market appreciation and new business, as well as a recent increase in fee levels.

·	Interchange revenue from debit card transactions increased $80,000 (16.6%), reflecting benefits from a consulting project in 2016 that identified opportunities for improvements in card-related volumes and processing.

·	Net gains from sales of loans increased $61,000 (25.8%) in the third quarter 2017 as compared to the third quarter 2016, reflecting increases in sales volume and average profit margin.

·	Service charges on deposit accounts decreased $53,000 (4.3%), as revenue from consumer overdrafts declined due to lower volume.

NONINTEREST EXPENSE

TABLE VII - COMPARISON OF NONINTEREST EXPENSE

(Dollars In Thousands)

	9 Months Ended
	September 30,		$	%
	2017	2016	Change	Change
Salaries and wages	$11,825	$11,701	$124	1.1
Pensions and other employee benefits	3,890	3,499	391	11.2
Occupancy expense, net	1,758	1,770	(12)	(0.7)
Furniture and equipment expense	1,372	1,301	71	5.5
FDIC Assessments	283	448	(165)	(36.8)
Pennsylvania shares tax	1,008	932	76	8.2
Professional fees	750	816	(66)	(8.1)
Automated teller machine and interchange expense	945	807	138	17.1
Software subscriptions	870	729	141	19.3
Other operating expense	4,865	4,183	682	16.3
Total noninterest expense	$27,566	$26,186	$1,380	5.3

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

As shown in Table VII, total noninterest expense increased $1,380,000 (5.3%) in the first nine months of 2017 as compared to the first nine months of 2016. The most significant variances include the following:

·	Other operating expense increased $682,000. Within other operating expense, the largest variances included increases of $182,000 in loan collection expenses, $129,000 in attorney fees (mainly related to a commercial loan workout situation) and $94,000 in accounting and auditing expense stemming from increased internal audit outsourcing.

·	Pensions and other employee benefits expense increased $391,000, primarily as a result of higher health care expenses on the Corporation’s partially self-insured plan.

·	Software subscriptions increased $141,000, including costs associated with new applications as well as annual licensing increases.

·	Automated teller machine and interchange expense increased $138,000, including increased costs related to fraud protection services and higher volume of debit card transactions.

·	FDIC assessments expense decreased $165,000, reflecting a lower assessment level.

·	Professional fees expense decreased $66,000, reflecting a reduction in information technology and sales and service-related consulting expense.

TABLE VIII - COMPARISON OF NONINTEREST EXPENSE

(Dollars In Thousands)

	3 Months Ended
	September 30,		$	%
	2017	2016	Change	Change
Salaries and wages	$3,985	$3,901	$84	2.2
Pensions and other employee benefits	1,216	1,060	156	14.7
Occupancy expense, net	580	601	(21)	(3.5)
Furniture and equipment expense	471	435	36	8.3
FDIC Assessments	93	151	(58)	(38.4)
Pennsylvania shares tax	336	287	49	17.1
Professional fees	269	245	24	9.8
Automated teller machine and interchange expense	346	291	55	18.9
Software subscriptions	299	237	62	26.2
Other operating expense	1,597	1,371	226	16.5
Total noninterestexpense	$9,192	$8,579	$613	7.1

As shown in Table VIII, total noninterest expense increased $613,000 (7.1%) in the third quarter 2017 as compared to the third quarter 2016. The most significant variances include the following:

·	Other operating expense increased $226,000. The increase in other operating expense included an increase of $97,000 in attorney fees, mainly related to a commercial loan workout situation, and an increase in accounting and auditing expense of $46,000 resulting from an increase in outsourced internal audit activity.

·	Pensions and other employee benefits expense increased $156,000, mainly due to higher health care expenses on the Corporation’s partially self-insured plan.

·	Salaries and wages expense increased $84,000, or 2.2%.

·	Software subscriptions increased $62,000, including costs associated with new applications as well as annual licensing increases.

·	Automated teller machine and interchange expense increased $55,000, including increased costs related to fraud protection services and higher volume of debit card transactions.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	Pennsylvania shares tax increased $49,000, reflecting a tax rate increase and an increase in C&N Bank capital.

·	FDIC assessments expense decreased $58,000, reflecting a lower assessment level.

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the “Net Interest Income” section of Management’s Discussion and Analysis. Other significant balance sheet items, including the allowance for loan losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding standby letters of credit at September 30, 2017, and management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2017.

Gross loans outstanding (excluding mortgage loans held for sale) were $801,012,000 at September 30, 2017, up 6.5% from $751,835,000 at December 31, 2016 and up 7.9 % from $742,338,000 at September 30, 2016. Total outstanding mortgages and other consumer real estate loans were $21,026,000 (5.0%) higher at September 30, 2017 as compared to December 31, 2016 and increased $31,539,000 (7.7%) compared to September 30, 2016. Total outstanding commercial loans were higher by $26,920,000 (8.5%) at September 30, 2017 as compared to December 31, 2016 and $24,988,000 (7.8%) as compared to September 30, 2016. Average loans outstanding in the first nine months of 2017 of $773,138,000 were $57,563,000 (8.0%) higher than the corresponding total in the first nine months of 2016. The increase in loans outstanding over the last quarter of 2016 and first three quarters of 2017 have included significant increases in mortgages and other consumer real estate loans as well as commercial loans.

While the Corporation’s lending activities are primarily concentrated in its market area, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial,” “Commercial loans secured by real estate” and “Political subdivisions” classes in the loan tables presented in this Form 10-Q. Total participation loans outstanding amounted to $53,559,000 at September 30, 2017, up from $47,508,000 at December 31, 2016 and $48,670,000 at September 30, 2016. At September 30, 2017, the balance of participation loans outstanding includes a total of $45,369,000 to businesses located outside of the Corporation’s market area, including $11,806,000 from participations in loans originated through the Corporation’s membership in a network that originates loans throughout the U.S. The Corporation’s participation loans originated through the network consist of loans to businesses that are larger than the Corporation’s typical commercial customer base. The loans originated through the network are considered “leveraged loans,” meaning the businesses typically have minimal tangible book equity and the extent of collateral available is limited, though at the time of origination the businesses have demonstrated strong cash flow performance in their recent histories. Total leveraged participation loans, including loans originated through the network and two loans originated through another lead institution, totaled $13,490,000 at September 30, 2017, $15,207,000 at December 31, 2016 and $14,688,000 at September 30, 2016.

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

For loan sales originated under the MPF Xtra and Original programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received, or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At September 30, 2017, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,817,000, and the corresponding total outstanding balance repurchased at December 31, 2016 was $1,852,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2017, outstanding balances of loans sold and serviced through the two programs totaled $169,581,000, including loans sold through the MPF Xtra program of $109,692,000 and loans sold through the Original program of $59,889,000. At December 31, 2016, outstanding balances of loans sold and serviced through the two programs totaled $163,296,000, including loans sold through the MPF Xtra program of $116,978,000 and loans sold through the Original program of $46,318,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of September 30, 2017 and December 31, 2016.

For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. At September 30, 2017, the Corporation has recorded an allowance in the amount of $244,000 for credit losses on loans sold under the MPF Original Program which is included in “Accrued interest and other liabilities” in the accompanying balance sheet. The corresponding recorded allowance at December 31, 2016 was $196,000. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

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

The allowance for loan losses was $8,900,000 at September 30, 2017, up from $8,473,000 at December 31, 2016. Table X shows total specific allowances on impaired loans increased $493,000 to $1,167,000 at September 30, 2017 from $674,000 at December 31, 2016. The net increase in specific allowances in the first nine months of 2017 included an increase of $424,000 in the allowance related to one real estate secured commercial loan. The increase in the specific allowance for this loan was based on an updated appraisal. At September 30, 2017, the outstanding balance of this loan was $2,686,000, and the related allowance was $952,000.

Table X also shows that the collectively determined portion of the allowance related to commercial loans decreased $294,000, to $3,079,000 at September 30, 2017 from $3,373,000 at December 31, 2016. The decrease in the collectively determined allowance on commercial loans resulted from an aggregate improvement (reduction) in the net charge-off experience and qualitative factors used to value the allowance on commercial loans, partially offset by the impact of an increase in outstanding loans. The aggregate net charge-off experience factor used in the allowance calculation on commercial loans was 0.09% lower at September 30, 2017 as compared to December 31, 2016. The Corporation’s aggregate net charge-off rate on commercial loans has been improving over the past several quarters, as the effects on the overall rate of a large ($1,486,000) charge-off in 2014 on a commercial loan secured by real estate has gradually diminished. The qualitative factors used in the allowance calculation for commercial loans were 0.06% lower at September 30, 2017 as compared to December 31, 2016, reflecting a pattern of overall improvement in loan delinquency levels and a reduction in the unemployment rate throughout most of the Corporation’s market area over the previous 12-18 months.

Throughout 2016 and at March 31, 2017, a rolling three-year average net charge-off rate was used for all loan classes. At June 30, 2017 and September 30, 2017, a five-year average net charge-off rate was used for commercial loans secured by real estate and for multi-family residential loans, while a three-year average net charge-off rate was used for all other loan classes. The change in time period for these two loan classes was based on management’s evaluation of an appropriate time period that captures an historical loss experience relevant to the current portfolio.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The provision for loan losses by segment in the three-month and nine-month periods ended September 30, 2017 and 2016 is as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2017	2016	2017	2016
Residential mortgage	$101	$178	$269	$452
Commercial	140	337	293	750
Consumer	81	23	114	51
Unallocated	0	0	102	(29)

Total	$322	$538	$778	$1,224

The overall decreases in the provision for loan losses for the third quarter and first nine months of 2017 as compared to the corresponding periods of 2016 reflect decreases in the collectively determined allowance for loan losses including a reduction in the qualitative factors used to determine the allowance as well as a reduction in the historical average net charge-offs as a percentage of outstanding loans as described above. More detail related to the largest segments, residential mortgage and commercial, is as follows:

·	The provision for the residential mortgage segment in the third quarter 2017 included $103,000 related to an increase in the collectively determined portion of the allowance. The third quarter 2017 increase in the collectively determined portion of the allowance on residential mortgage loans resulted from the increase in outstanding mortgage loans partially offset by a 0.03% reduction in qualitative factors, reflecting improvements in delinquency trends and a reduction in the unemployment rate in the Corporation’s market area over the previous 12-18 months. In comparison, the provision for the residential mortgage segment in the third quarter 2016 included $29,000 related to net charge-offs during the period and an increase of $149,000 in the collectively determined portion of the allowance. The increase in the collectively determined portion of the allowance in the third quarter 2016 resulted mainly from growth in outstanding loans.

·	For the first nine months of 2017, the provision for the residential mortgage segment included net charge-offs totaling $160,000 and a net increase in the collectively determined allowance of $109,000. The net increase in the collectively determined portion of the allowance for residential mortgage loans included the effects of an increase in loans outstanding, partially offset by a 0.03% reduction in qualitative factors used to calculate the allowance at September 30, 2017 as compared to December 31, 2016. For the first nine months of 2016, the provision for the residential mortgage segment included net charge-offs totaling $71,000 and a net increase in the collectively determined allowance of $381,000.

·	The provision for the commercial segment in the third quarter 2017 included $83,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period in addition to an increase of $57,000 in the collectively determined allowance for loan losses. The increase in the collectively determined allowance on commercial loans was primarily due to an increase in commercial loan balances. In the third quarter 2016, the provision for the commercial segment included a net increase of $433,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period and a decrease of $96,000 in the collectively determined allowance for loan losses.

·	The provision for the commercial segment for the first nine months of 2017 included $587,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period offset by a decrease of $294,000 in the collectively determined allowance for loan losses. The increase in specific allowances on commercial loans in the first nine months of 2017 included an increase of $424,000 related to a commercial loan that previously had an allowance, as mentioned above. As noted above, the reduction in the collectively determined allowance on commercial loans included the effects of reductions in net charge-off experience and qualitative factors used in calculating the allowance. For the first nine months of 2016, the provision for the commercial segment included $458,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period and an increase of $292,000 in the collectively determined allowance for loan losses.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Total nonperforming loans as a percentage of outstanding loans was 1.92% at September 30, 2017, down from 2.07% at December 31, 2016, and nonperforming assets as a percentage of total assets was 1.35% at September 30, 2017, down from 1.43% at December 31, 2016. Table XI presents data at September 30, 2017 and at the end of each of the years ended December 31, 2012 through 2016. For the range of dates presented in Table XI, total nonperforming loans as a percentage of loans has ranged from a low of 1.41% at December 31, 2012 to a high of 2.80% at December 31, 2013, and total nonperforming assets as a percentage of assets have ranged from a low of 0.82% at December 31, 2012 to a high of 1.53% at December 31, 2013.

The balance of loans subject to troubled debt restructurings (TDRs) was $3,733,000 at September 30, 2017, which was $4,944,000 lower than the corresponding total at December 31, 2016, mainly due to removal of one commercial relationship from TDR status. At September 30, 2017, the outstanding contractual balances of loans to this borrower totaled $6,454,000, and the recorded investments totaled $4,649,000. In 2014, the Corporation entered into a forbearance agreement with this commercial borrower which was extended for two additional twelve-month periods, most recently in July 2016. The Corporation recorded a charge-off of $1,486,000 in the second quarter 2014, as the payment amounts based on the forbearance agreement were not sufficient to fully amortize the contractual amount of principal outstanding on the loans. In December 2016, the Corporation and the borrower entered into a modification agreement, terminating the forbearance agreement and establishing loan terms with essentially the same interest rate and monthly payment amounts as had been in effect under the forbearance agreement. The interest rates provided for in the modification agreement were equal to or greater than rates the Corporation would be willing to accept for loans with comparable terms to borrowers with a comparable risk profile at the time of the modification. The borrower has made all required payments on the loans in accordance with the terms of the forbearance agreement, as extended, and the modification agreement. Accordingly, the loans were restored to full accrual status at December 31, 2016 and are no longer included in the amounts reported as TDRs at September 30, 2017.

Total impaired loans of $8,969,000 at September 30, 2017 are down $1,891,000 from the corresponding amount at December 31, 2016 of $10,860,000, including a decrease in impaired loans without a valuation allowance of $2,100,000. This net decrease in impaired loans is the result of: (1) removal from impairment status of the loans with the modification agreement noted in the previous paragraph, partially offset by (2) the addition of one commercial loan secured by real estate with an outstanding balance of approximately $2.8 million at September 30, 2017. This commercial loan was reviewed in the third quarter 2017 to determine if a specific allowance for loan losses would be required, and it was determined that no allowance was required at September 30, 2017 based on the estimated net realizable value of the related collateral.

Total nonperforming assets of $17,029,000 at September 30, 2017 are $725,000 lower than the corresponding amount at December 31, 2016, summarized as follows:

·	Total nonaccrual loans at September 30, 2017 of $12,400,000 was $3,664,000 higher than the corresponding December 31, 2016 total, including the effect of classifying as nonaccrual the real estate secured commercial loan with a balance of approximately $2.8 million noted above.

·	Total loans past due 90 days or more and still accruing interest amounted to $2,979,000 at September 30, 2017, a decrease of $3,859,000 from the total at December 31, 2016. The decrease in 2017 in the balance of loans past due 90 days or more and still accruing interest included the effects of moving the previously noted commercial loan with a balance of $2.8 million to nonaccrual status at September 30, 2017. The reduction in loans past due 90 days or more also included a reduction in residential mortgage loans in that aging category. The Corporation reviews the status of loans past due 90 days or more each quarter to determine if it is appropriate to continue to accrue interest, and has determined the loans included in this category are well secured and that ultimate collection of all principal and interest is probable.

·	Foreclosed assets held for sale consisted of real estate, and totaled $1,650,000 at September 30, 2017, a decrease of $530,000 from $2,180,000 at December 31, 2016. At September 30, 2017, the Corporation held 13 such properties for sale, with total carrying values of $640,000 related to residential real estate, $646,000 of land and $364,000 related to commercial real estate. At December 31, 2016, the Corporation held 19 such properties for sale, with total carrying values of $1,102,000 related to residential real estate, $650,000 of land and $428,000 related to commercial real estate. The Corporation evaluates the carrying values of foreclosed assets each quarter based on the most recent market activity or appraisals for each property.

Over the period 2012-2016 and the first nine months of 2017, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of September 30, 2017. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to loans and the allowance for loan losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)

	9 Months Ended
	Sept. 30,	Sept. 30,	Years Ended December 31,
	2017	2016	2016	2015	2014	2013	2012
Balance, beginning of year	$8,473	$7,889	$7,889	$7,336	$8,663	$6,857	$7,705
Charge-offs:
Residential mortgage	(178)	(73)	(73)	(217)	(327)	(95)	(552)
Commercial	(97)	(597)	(597)	(251)	(1,715)	(459)	(498)
Consumer	(127)	(67)	(87)	(94)	(97)	(117)	(171)
Total charge-offs	(402)	(737)	(757)	(562)	(2,139)	(671)	(1,221)
Recoveries:
Residential mortgage	18	2	3	1	25	24	18
Commercial	3	4	35	214	264	348	8
Consumer	30	39	82	55	47	58	59
Total recoveries	51	45	120	270	336	430	85
Net charge-offs	(351)	(692)	(637)	(292)	(1,803)	(241)	(1,136)
Provision for loan losses	778	1,224	1,221	845	476	2,047	288
Balance, end of period	$8,900	$8,421	$8,473	$7,889	$7,336	$8,663	$6,857
Net charge-offs as a % of average loans	0.05%	0.10%	0.09%	0.04%	0.29%	0.04%	0.16%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	Sept. 30,	As of December 31,
	2017	2016	2015	2014	2013	2012
ASC 310 - Impaired loans	$1,167	$674	$820	$769	$2,333	$623
ASC 450 - Collective segments:
Commercial	3,079	3,373	3,103	2,732	2,583	2,594
Residential mortgage	3,999	3,890	3,417	3,295	3,156	3,011
Consumer	155	138	122	145	193	188
Unallocated	500	398	427	395	398	441
Total Allowance	$8,900	$8,473	$7,889	$7,336	$8,663	$6,857

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS
AND TROUBLED DEBT RESTRUCTURINGS (TDRs)
(Dollars In Thousands)	As of
	Sept. 30,	As of December 31,
	2017	2016	2015	2014	2013	2012
Impaired loans with a valuation allowance	$3,581	$3,372	$1,933	$3,241	$9,889	$2,710
Impaired loans without a valuation allowance	5,388	7,488	8,041	9,075	6,432	4,719
Total impaired loans	$8,969	$10,860	$9,974	$12,316	$16,321	$7,429
Total loans past due 30-89 days and still accruing	$5,978	$7,735	$7,057	$7,121	$8,305	$7,756

Nonperforming assets:
Total nonaccrual loans	$12,400	$8,736	$11,517	$12,610	$14,934	$7,353
Total loans past due 90 days or more and still accruing	2,979	6,838	3,229	2,843	3,131	2,311
Total nonperforming loans	15,379	15,574	14,746	15,453	18,065	9,664
Foreclosed assets held for sale (real estate)	1,650	2,180	1,260	1,189	892	879
Total nonperforming assets	$17,029	$17,754	$16,006	$16,642	$18,957	$10,543

Loans subject to troubled debt restructurings (TDRs):
Performing	$658	$5,803	$1,186	$1,807	$3,267	$906
Nonperforming	3,075	2,874	5,178	5,388	908	1,155
Total TDRs	$3,733	$8,677	$6,364	$7,195	$4,175	$2,061

Total nonperforming loans as a % of loans	1.92%	2.07%	2.09%	2.45%	2.80%	1.41%
Total nonperforming assets as a % of assets	1.35%	1.43%	1.31%	1.34%	1.53%	0.82%
Allowance for loan losses as a % of total loans	1.11%	1.13%	1.12%	1.16%	1.34%	1.00%
Allowance for loan losses as a % of nonperforming loans	57.87%	54.40%	53.50%	47.47%	47.95%	70.95%

TABLE XII - SUMMARY OF LOANS BY TYPE
Summary of Loans by Type
(In Thousands)	Sept. 30,	As of December 31,
	2017	2016	2015	2014	2013	2012
Residential mortgage:
Residential mortgage loans - first liens	$355,285	$334,102	$304,783	$291,882	$299,831	$311,627
Residential mortgage loans - junior liens	24,694	23,706	21,146	21,166	23,040	26,748
Home equity lines of credit	36,534	38,057	39,040	36,629	34,530	33,017
1-4 Family residential construction	25,286	24,908	21,121	16,739	13,909	12,842
Total residential mortgage	441,799	420,773	386,090	366,416	371,310	384,234
Commercial:
Commercial loans secured by real estate	158,520	150,468	154,779	145,878	147,215	158,413
Commercial and industrial	83,243	83,854	75,196	50,157	42,387	48,442
Political subdivisions	54,730	38,068	40,007	17,534	16,291	31,789
Commercial construction and land	13,937	14,287	5,122	6,938	17,003	28,200
Loans secured by farmland	7,744	7,294	7,019	7,916	10,468	11,403
Multi-family (5 or more) residential	7,566	7,896	9,188	8,917	10,985	6,745
Agricultural loans	6,137	3,998	4,671	3,221	3,251	3,053
Other commercial loans	12,383	11,475	12,152	13,334	14,631	362
Total commercial	344,260	317,340	308,134	253,895	262,231	288,407
Consumer	14,953	13,722	10,656	10,234	10,762	11,269
Total	801,012	751,835	704,880	630,545	644,303	683,910
Less: allowance for loan losses	(8,900)	(8,473)	(7,889)	(7,336)	(8,663)	(6,857)
Loans, net	$792,112	$743,362	$696,991	$623,209	$635,640	$677,053

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At September 30, 2017, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $9,709,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $18,470,000 at September 30, 2017.

The Corporation’s outstanding, available, and total credit facilities at September 30, 2017 and December 31, 2016 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2017	2016	2017	2016	2017	2016
Federal Home Loan Bank of Pittsburgh	$7,256	$32,454	$351,683	$306,767	$358,939	$339,221
Federal Reserve Bank Discount Window	0	0	18,009	15,636	18,009	15,636
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$7,256	$32,454	$414,692	$367,403	$421,948	$399,857

At September 30, 2017, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of a short-term borrowing of $3,000,000 and long-term borrowings with a total amount of $4,256,000. At December 31, 2016, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $21,000,000 and long-term borrowings with a total amount of $11,454,000. Additional information regarding borrowed funds is included in Note 8 of the unaudited consolidated financial statements.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets and “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At September 30, 2017, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $146,551,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning capital ratios at September 30, 2017 and December 31, 2016 are presented below. Management believes, as of September 30, 2017 and December 31, 2016, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject and maintain capital conservation buffers (described in more detail below) that allow the Corporation and C&N Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at September 30, 2017 and December 31, 2016 exceed the Corporation’s policy threshold levels.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(Dollars in Thousands)							Minimum To Be Well
			Minimum		Minimum To Maintain		Capitalized Under		Minimum To Meet
			Capital		Capital Conservation		Prompt Corrective		the Corporation's
	Actual		Requirement		Buffer at Reporting Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount Ratio
September 30, 2017:
Total capital to risk-weighted assets:
Consolidated	$187,820	23.56%	$63,768	³8%	$73,732	³9.25%	$79,710	³10%	$83,696	³10.5%
C&N Bank	166,093	20.95%	63,415	³8%	73,324	³9.25%	79,269	³10%	83,232	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	178,676	22.42%	47,826	³6%	57,790	³7.25%	63,768	³8%	67,754	³8.5%
C&N Bank	156,949	19.80%	47,561	³6%	57,470	³7.25%	63,415	³8%	67,379	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	178,676	22.42%	35,870	³4.5%	45,833	³5.75%	51,812	³6.5%	55,797	³7%
C&N Bank	156,949	19.80%	35,671	³4.5%	45,580	³5.75%	51,525	³6.5%	55,488	³7%
Tier 1 capital to average assets:
Consolidated	178,676	14.40%	49,632	³4%	N/A	N/A	62,041	³5%	62,041	³5%
C&N Bank	156,949	12.80%	49,053	³4%	N/A	N/A	61,316	³5%	61,316	³5%

December 31, 2016:
Total capital to risk-weighted assets:
Consolidated	$183,597	23.60%	$62,245	³8%	$67,108	³8.625%	$77,806	³10%	$81,697	³10.5%
C&N Bank	162,705	21.03%	61,894	³8%	66,730	³8.625%	77,368	³10%	81,236	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	174,928	22.48%	46,684	³6%	51,547	³6.625%	62,245	³8%	66,135	³8.5%
C&N Bank	154,036	19.91%	46,421	³6%	51,256	³6.625%	61,894	³8%	65,762	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	174,928	22.48%	35,013	³4.5%	39,876	³5.125%	50,574	³6.5%	54,464	³7%
C&N Bank	154,036	19.91%	34,815	³4.5%	39,651	³5.125%	50,289	³6.5%	54,157	³7%
Tier 1 capital to average assets:
Consolidated	174,928	14.27%	49,026	³4%	N/A	N/A	61,282	³5%	61,282	³5%
C&N Bank	154,036	12.73%	48,404	³4%	N/A	N/A	60,506	³5%	60,506	³5%

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

	As of January 1:
	2017	2018	2019
Minimum common equity tier 1 capital ratio	4.5%	4.5%	4.5%
Common equity tier 1 capital conservation buffer	1.25%	1.875%	2.5%
Minimum common equity tier 1 capital ratio plus
capital conservation buffer	5.75%	6.375%	7.0%
Phase-in of most deductions from common equity
tier 1 capital	80%	100%	100%
Minimum tier 1 capital ratio	6.0%	6.0%	6.0%
Minimum tier 1 capital ratio plus capital
conservation buffer	7.25%	7.875%	8.5%
Minimum total capital ratio	8.0%	8.0%	8.0%
Minimum total capital ratio plus capital
conservation buffer	9.25%	9.875%	10.5%

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

At September 30, 2017, the Corporation’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 15.56%. C&N Bank’s Capital Conservation Buffer (also determined based on the minimum total capital ratio) was 12.95%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income (Loss) within stockholders’ equity. The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains (losses) on available-for-sale securities, net of deferred income tax, amounted to $227,000 at September 30, 2017 and ($949,000) at December 31, 2016. Changes in accumulated other comprehensive income (loss) are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at September 30, 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $147,000 at September 30, 2017 and $51,000 at December 31, 2016.

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

Comprehensive Income totaled $3,790,000 for the three months ended September 30, 2017 as compared to $2,623,000 in the third quarter 2016. For the three months ended September 30, 2017, Comprehensive Income included: (1) Net Income of $3,936,000, which was $151,000 lower than in the third quarter 2016; (2) Other Comprehensive Loss from a decrease in net unrealized gains on available-for-sale securities of ($142,000) as compared to Other Comprehensive Loss of ($1,461,000) from a decrease in net unrealized gains on available-for-sale securities in the third quarter 2016; and (3) Other Comprehensive Loss from defined benefit plans of ($4,000) for the third quarter 2017 as compared to ($3,000) for the third quarter 2016.

Comprehensive Income totaled $12,763,000 for the nine months ended September 30, 2017 as compared to $14,433,000 for the nine months ended September 30, 2016. In the nine months ended September 30, 2017, Comprehensive Income included: (1) Net Income of $11,491,000, which was $40,000 lower than in the first nine months of 2016; (2) Other Comprehensive Income from an increase in net unrealized gains on available-for-sale securities, net of deferred income tax, of $1,176,000 as compared to Other Comprehensive Income of $2,895,000 in the first nine months of 2016; and (3) Other Comprehensive Income from defined benefit plans of $96,000 as compared to Other Comprehensive Income of $7,000 in the first nine months of 2016.

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The income tax provision for the first nine months of 2017 was $3,620,000, or 24% of pre-tax earnings, $227,000 lower than the provision for the first nine months of 2016 of $3,847,000, or 25% of pre-tax income. The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At September 30, 2017 the net deferred tax asset was $4,319,000, down from $5,117,000 at December 31, 2016. The most significant change in temporary difference components was a net reduction of $634,000 related to unrealized gains and losses on available-for-sale securities. At September 30, 2017, the net deferred tax liability associated with the unrealized gain was $122,000, while at December 31, 2016, the deferred tax asset associated with the unrealized loss was $512,000.

The Corporation uses currently enacted tax rates to value deferred tax assets and liabilities. The U.S. Congress is in the process of evaluating draft legislation which includes a reduction in U.S. corporate income tax rates. If corporate tax rates were reduced, management expects the Corporation would record an initial charge against earnings to lower the carrying amount of the net deferred tax asset, and then would record a lower tax provision going forward on an ongoing basis.

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

Management believes the recorded net deferred tax asset at September 30, 2017 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 11 to the unaudited, consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Since September 2007, the Federal Reserve has maintained the fed funds target rate at extremely low levels by historical standards. Further, throughout the period of low interest rates, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. Since late 2015, the Federal Reserve has begun to move its fed funds target rate higher, in an effort to re-establish a more normalized level by historical standards, with 0.25% increases in December 2015 and 2016, March 2017 and June 2017, resulting in the current range of 1% to 1.25%. Inflation has remained subdued, measured for most of 2016 and the first nine months of 2017 at levels below the Federal Open Market Committee’s 2% longer run objective, though there have been some reports of wage pressure as the U.S. employment picture has gradually improved over the past several years.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table XIII, which follows this discussion, is based on the results of calculations performed using the simulation model as of July 31, 2017 and December 31, 2016. Table XIII reflects two significant changes to the analysis using July 31, 2017 data as compared to the analysis based on December 31, 2016 data, as follows:

·	Management lowered assumptions of sensitivity of market interest rate changes on some types of the Corporation’s deposits. This change resulted in a reduction in the amount of increase in interest expense in the rising rate scenarios presented in Table XIII. The reduction in estimated sensitivity was based on data showing the Corporation’s prior sensitivity assumptions were higher than may be expected based on industry norms.

·	The policy limits for present value of equity volatility were lowered based on a determination that the prior levels were so high they would be unlikely to be approached, thereby limiting their effectiveness as a tool for timely identification of long-term interest rate risk.

Table XIII shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XIII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

July 31, 2017 Data
(Dollars In Thousands)	Period Ending July 31, 2018

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$55,775	$18,524	$37,251	-8.5%	25.0%
+300	52,948	14,786	38,162	-6.2%	20.0%
+200	50,134	11,047	39,087	-4.0%	15.0%
+100	47,293	7,309	39,984	-1.8%	10.0%
0	44,329	3,630	40,699	0.0%	0.0%
-100	41,209	2,690	38,519	-5.4%	10.0%
-200	39,217	2,450	36,767	-9.7%	15.0%
-300	38,711	2,302	36,409	-10.5%	20.0%
-400	38,483	2,302	36,181	-11.1%	25.0%

	Market Value of Portfolio Equity at July 31, 2017

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$194,644	-15.0%	40.0%
+300	201,803	-11.9%	30.0%
+200	210,522	-8.1%	25.0%
+100	219,626	-4.1%	15.0%
0	228,967	0.0%	0.0%
-100	229,156	0.1%	15.0%
-200	228,292	-0.3%	25.0%
-300	254,212	11.0%	30.0%
-400	292,504	27.7%	40.0%

December 31, 2016 Data
(Dollars in Thousands)		Period Ending December 31, 2017

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$53,712	$22,315	$31,397	-20.5%	25.0%
+300	51,128	17,545	33,583	-15.0%	20.0%
+200	48,500	12,809	35,691	-9.6%	15.0%
+100	45,845	8,102	37,743	-4.4%	10.0%
0	43,132	3,643	39,489	0.0%	0.0%
-100	40,581	2,978	37,603	-4.8%	10.0%
-200	38,881	2,949	35,932	-9.0%	15.0%
-300	38,269	2,936	35,333	-10.5%	20.0%
-400	38,104	2,936	35,168	-10.9%	25.0%

	Market Value of Portfolio Equity at December 31, 2016

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$168,600	-24.6%	50.0%
+300	180,500	-19.3%	45.0%
+200	194,471	-13.1%	35.0%
+100	208,830	-6.7%	25.0%
0	223,744	0.0%	0.0%
-100	227,806	1.8%	25.0%
-200	229,602	2.6%	35.0%
-300	252,118	12.7%	45.0%
-400	290,792	30.0%	50.0%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

Issuer Purchases of Equity Securities

The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities during the third quarter 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2017	0	$0	0	600,000
August 1 - 31, 2017	0	$0	0	600,000
September 1 - 30, 2017	0	$0	0	600,000

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

CITIZENS & NORTHERN CORPORATION

November 2, 2017	By:	/s/ J. Bradley Scovill
Date	President and Chief Executive Officer

November 2, 2017	By:	/s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer

