Form 10-Q
period 2018-03-31
CITIZENS & NORTHERN CORP
filed 2018-05-03
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	12,262,474 Shares Outstanding on April 30, 2018

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data) (Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Cash and due from banks:
Noninterest-bearing	$18,740	$25,664
Interest-bearing	18,120	14,580
Total cash and due from banks	36,860	40,244
Available-for-sale debt securities, at fair value	341,133	355,937
Marketable equity security	956	971
Loans held for sale	225	765

Loans receivable	817,349	815,713
Allowance for loan losses	(9,049)	(8,856)
Loans, net	808,300	806,857

Bank-owned life insurance	20,180	20,083
Accrued interest receivable	3,899	4,048
Bank premises and equipment, net	15,482	15,432
Foreclosed assets held for sale	1,100	1,598
Deferred tax asset, net	4,120	3,289
Intangible assets - Goodwill and core deposit intangibles	11,953	11,954
Other assets	13,908	15,781
TOTAL ASSETS	$1,258,116	$1,276,959

LIABILITIES
Deposits:
Noninterest-bearing	$250,839	$241,214
Interest-bearing	767,242	767,235
Total deposits	1,018,081	1,008,449
Short-term borrowings	26,482	61,766
Long-term borrowings	18,122	9,189
Accrued interest and other liabilities	9,049	9,112
TOTAL LIABILITIES	1,071,734	1,088,516

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares; issued 12,655,171; outstanding 12,264,284 at March 31, 2018 and 12,214,525 December 31, 2017	12,655	12,655
Paid-in capital	71,716	72,035
Retained earnings	114,953	113,608
Treasury stock, at cost; 390,887 shares at March 31, 2018 and 440,646 shares at December 31, 2017	(7,404)	(8,348)
Accumulated other comprehensive loss	(5,538)	(1,507)
TOTAL STOCKHOLDERS' EQUITY	186,382	188,443
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,258,116	$1,276,959

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income

(In Thousands Except Per Share Data) (Unaudited)

	3 Months Ended
	March 31,	March 31,
	2018	2017
INTEREST INCOME
Interest and fees on loans:
Taxable	$9,201	$8,374
Tax-exempt	556	450
Interest on mortgages held for sale	2	4
Interest on balances with depository institutions	50	32
Income from available-for-sale debt securities:
Taxable	1,363	1,403
Tax-exempt	713	844
Dividends on marketable equity security	5	5
Total interest and dividend income	11,890	11,112
INTEREST EXPENSE
Interest on deposits	729	521
Interest on short-term borrowings	199	77
Interest on long-term borrowings	65	355
Total interest expense	993	953
Net interest income	10,897	10,159
Provision for loan losses	292	452
Net interest income after provision for loan losses	10,605	9,707
NONINTEREST INCOME
Trust and financial management revenue	1,422	1,180
Brokerage revenue	212	156
Insurance commissions, fees and premiums	44	41
Service charges on deposit accounts	1,204	1,101
Service charges and fees	86	80
Interchange revenue from debit card transactions	579	520
Net gains from sale of loans	184	166
Loan servicing fees, net	128	72
Increase in cash surrender value of life insurance	97	90
Other noninterest income	450	458
Sub-total	4,406	3,864
Realized gains on securities, net	0	145
Total noninterest income	4,406	4,009
NONINTEREST EXPENSE
Salaries and wages	4,124	3,868
Pensions and other employee benefits	1,610	1,524
Occupancy expense, net	637	578
Furniture and equipment expense	271	313
Data processing expenses	641	575
Automated teller machine and interchange expense	322	294
Pennsylvania shares tax	336	336
Professional fees	276	187
Directors' fees	184	185
Other noninterest expense	1,494	1,438
Total noninterest expense	9,895	9,298
Income before income tax provision	5,116	4,418
Income tax provision	741	984
NET INCOME	$4,375	$3,434
EARNINGS PER COMMON SHARE - BASIC	$0.36	$0.28
EARNINGS PER COMMON SHARE - DILUTED	$0.36	$0.28

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended
	March 31,	March 31,
	2018	2017
Net income	$4,375	$3,434

Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains on available-for-sale securities	(4,839)	636
Reclassification adjustment for gains realized in income	0	(145)
Other comprehensive (loss) gain on available-for-sale securities	(4,839)	491

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in accumulated other comprehensive (loss) gain	93	166
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(5)	(6)
Other comprehensive gain on unfunded retirement obligations	88	160

Other comprehensive (loss) income before income tax	(4,751)	651
Income tax related to other comprehensive loss (income)	997	(228)

Net other comprehensive (loss) income	(3,754)	423

Comprehensive income	$621	$3,857

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	3 Months Ended
	March 31,	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,375	$3,434
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	292	452
Realized gains on available-for-sale securities, net	0	(145)
Unrealized loss on marketable equity security	15	0
Depreciation expense	412	404
Accretion and amortization on securities, net	268	314
Increase in cash surrender value of life insurance	(97)	(90)
Stock-based compensation and other expense	183	168
Deferred income taxes	166	273
(Increase) decrease in fair value of servicing rights	(20)	30
Gains on sales of loans, net	(184)	(166)
Origination of loans for sale	(5,327)	(5,558)
Proceeds from sales of loans	6,001	5,657
Decrease (increase) in accrued interest receivable and other assets	757	(171)
Decrease in accrued interest payable and other liabilities	(482)	(461)
Other	(29)	34
Net Cash Provided by Operating Activities	6,330	4,175
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	820	100
Purchase of certificates of deposit	(100)	(100)
Proceeds from sales of available-for-sale securities	0	13,856
Proceeds from calls and maturities of available-for-sale securities	10,516	12,771
Purchase of available-for-sale securities	(312)	(8,147)
Redemption of Federal Home Loan Bank of Pittsburgh stock	2,990	2,491
Purchase of Federal Home Loan Bank of Pittsburgh stock	(1,706)	(2,130)
Net increase in loans	(1,805)	(10,580)
Purchase of premises and equipment	(467)	(745)
Proceeds from sale of foreclosed assets	603	469
Other	51	46
Net Cash Provided by Investing Activities	10,590	8,031
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	9,632	(3,592)
Net decrease in short-term borrowings	(35,284)	(5,431)
Proceeds from long-term borrowings	9,000	0
Repayments of long-term borrowings	(67)	(66)
Sale of treasury stock	63	53
Common dividends paid	(2,928)	(2,736)
Net Cash Used in Financing Activities	(19,584)	(11,772)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,664)	434
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	37,004	28,621
CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,340	$29,055

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$72	$216
Accrued purchase of available-for-sale debt security	$507	$0
Interest paid	$978	$951
Income taxes paid	$125	$200

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders' Equity

(In Thousands Except Share and Per Share Data)

(Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Loss	Stock	Total
Three Months Ended March 31, 2018
Balance, December 31, 2017	12,655,171	440,646	$12,655	$72,035	$113,608	$(1,507)	$(8,348)	$188,443
Impact of change in enacted income tax rate (a)					325	(325)		0
Impact of change in method of premium amortization of callable debt securities (b)					(26)	26		0
Impact of change in method of accounting for marketable equity security (c)					(22)	22		0
Net income					4,375			4,375
Other comprehensive loss, net						(3,754)		(3,754)
Cash dividends declared on common stock, $0.27 per share					(3,307)			(3,307)
Shares issued for dividend reinvestment plan		(16,371)		69			310	379
Shares issued from treasury and redeemed
related to exercise of stock options		(4,198)		(16)			79	63
Restricted stock granted		(34,552)		(655)			655	0
Forfeiture of restricted stock		5,362		100			(100)	0
Stock-based compensation expense				183				183
Balance, March 31, 2018	12,655,171	390,887	$12,655	$71,716	$114,953	$(5,538)	$(7,404)	$186,382

Three Months Ended March 31, 2017
Balance, December 31, 2016	12,655,171	541,943	$12,655	$71,730	$112,790	$(898)	$(10,269)	$186,008
Net income					3,434			3,434
Other comprehensive income, net						423		423
Cash dividends declared on common stock, $0.26 per share					(3,118)			(3,118)
Shares issued for dividend reinvestment plan		(15,831)		82			300	382
Shares issued from treasury and redeemed related to exercise of stock options		(2,804)		1			52	53
Restricted stock granted		(30,782)		(583)			583	0
Forfeiture of restricted stock		3,038		56			(56)	0
Stock-based compensation expense				168				168
Balance, March 31, 2017	12,655,171	495,564	$12,655	$71,454	$113,106	$(475)	$(9,390)	$187,350

(a)	As described in more detail in the Recent Accounting Pronouncements - Adopted section of Note 1, this reclassification resulted from adoption of Accounting Standards Update (ASU) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, effective January 1, 2018.

(b)	As described in more detail in the Recent Accounting Pronouncements - Adopted section of Note 1, this reclassification resulted from adoption of ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), effective January 1, 2018.

(c)	As described in more detail in the Recent Accounting Pronouncements - Adopted section of Note 1, this reclassification resulted from adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, effective January 1, 2018.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF INTERIM PRESENTATION AND STATUS OF RECENT ACCOUNTING PRONOUNCEMENTS

The consolidated financial statements include the accounts of Citizens & Northern Corporation and its subsidiaries, Citizens & Northern Bank (“C&N Bank”), Bucktail Life Insurance Company and Citizens & Northern Investment Corporation (collectively, “Corporation”), as well as C&N Bank’s wholly-owned subsidiary, C&N Financial Services Corporation. In December 2017, C&N Bank established a new entity, Northern Tier Holding LLC, for the purpose of acquiring, holding and disposing of real property acquired by the Bank. C&N Bank is the sole member of Northern Tier Holding LLC. All material intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial information included herein, with the exception of the consolidated balance sheet dated December 31, 2017, is unaudited. Such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity for the interim periods; however, the information does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for a complete set of financial statements. Certain 2017 information has been reclassified for consistency with the 2018 presentation.

Operating results reported for the three-month period ended March 31, 2018 might not be indicative of the results for the year ending December 31, 2018. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issues Accounting Standards Updates (ASUs) to the FASB Accounting Standards Codification (ASC). This section provides a summary description of recent ASUs that have significant implications (elected or required) within the consolidated financial statements, or that management expects may have a significant impact on financial statements issued in the near future.

Recent Accounting Pronouncements - Adopted

In the first quarter 2018, the Corporation adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  Under the ASU, as modified by subsequent ASUs, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration the entity expects to receive in exchange for those services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The Corporation applied the five-step method outlined in the ASU to all revenue streams scoped-in by the ASU and elected the modified retrospective implementation method. Substantially all of the Corporation’s interest income and certain noninterest income were not impacted by the adoption of this ASU because the revenue from those contracts with customers is covered by other guidance in U.S. GAAP. The Corporation’s largest sources of noninterest revenue which are subject to the guidance include Trust and financial management revenue, service charges on deposit accounts and interchange revenue from debit card transactions. Adoption of ASU 2014-09 did not change the timing and pattern of the Corporation’s revenue recognition related to scoped-in noninterest income. New disclosures required by the ASU have been included in Note 13.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits, but does not require, entities to reclassify tax effects stranded in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 to retained earnings. Companies that elect to reclassify these amounts must reclassify stranded tax effects for all items accounted for in accumulated other comprehensive income. The Corporation elected early adoption and adopted this standard update, effective January 1, 2018. The Corporation’s stranded tax effects were related to valuation of the net deferred tax asset attributable to items of accumulated other comprehensive income (loss), which are unrealized gains (losses) on available-for-sale securities and unfunded defined benefit plan obligations. Adoption resulted in a reclassification between two categories of stockholders’ equity at January 1, 2018, with an increase of $325,000 in retained earnings and a decrease in accumulated other comprehensive loss for the same amount (no net change in stockholders’ equity).

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In the first quarter 2018, the Corporation elected early adoption of ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). This Update shortens the amortization period for certain callable debt securities held at a premium. Discounts will continue to be amortized to maturity. Adoption resulted in a reduction in retained earnings and corresponding increase in accumulated other comprehensive loss (no net change in stockholders’ equity) of $26,000 at January 1, 2018 for the cumulative after-tax impact of the change in accounting for debt securities held as of that date.

In the first quarter 2018, the Corporation adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 was effective for the Corporation on January 1, 2018 and resulted in: (1) separate classification of a marketable equity security previously included in available-for-sale securities on the consolidated balance sheets, (2) changes in the fair value of the equity security being captured in the consolidated statements of income and (3) a reduction in retained earnings and corresponding increase in accumulated other comprehensive loss (no net change in stockholders’ equity) of $22,000 at January 1, 2018 for the after-tax impact of the change in accounting for the unrealized loss on the equity security. Additional disclosures related to equity securities are provided in Note 6. Adoption of the standard also resulted in the use of an exit price to determine the fair value of financial instruments not measured at fair value in the consolidated balance sheets. Further information regarding valuation of financial instruments is provided in Note 5.

Recently Issued But Not Yet Effective Accounting Pronouncements

ASU 2016-02, Leases (Topic 842) changes current GAAP by requiring that lease assets and liabilities arising from operating leases be recognized on the balance sheet. Topic 842 would not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee from current U.S. GAAP. For leases with a term of 12 months or less, a lessee would be permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. Topic 842 will become effective for the Corporation for annual and interim periods beginning in the first quarter 2019. Adoption of ASU 2016-02 is not expected to have a material impact on the Corporation’s consolidated financial statements. The Corporation leases certain properties and equipment under operating leases that will result in the recognition of lease assets and lease liabilities on the consolidated balance sheet under the ASU; however, the majority of the Corporation’s properties and equipment are owned, not leased.

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), changes accounting for credit losses on loans receivable and debt securities from an incurred loss methodology to an expected credit loss methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, ASU 2016-13 requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, though the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU 2016-13 will be effective for the Corporation beginning in the first quarter 2020. Earlier adoption is permitted beginning in the first quarter 2019; however, the Corporation does not currently plan to early adopt the ASU. The Corporation has formed a cross functional management team that is assessing alternative loss estimation methodologies and the Corporation’s data and system needs in order to evaluate the impact that adoption of this standard will have on the Corporation’s financial condition and results of operations. The Corporation will record the effect of implementing this ASU through a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which Topic 326 is effective.

ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) simplifies the accounting for goodwill impairment. This guidance, among other things, removes step 2 of the goodwill impairment test thus eliminating the need to determine the fair value of individual assets and liabilities of the reporting unit. Upon adoption of this ASU, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This may result in more or less impairment being recognized than under current guidance. This Update will become effective for the Corporation’s annual and interim goodwill impairment tests beginning in the first quarter 2020. The Corporation does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

	3 Months Ended
	March 31,	March 31,
	2018	2017
Basic
Net income	$4,375,000	$3,434,000
Less: Dividends and undistributed earnings allocated to participating securities	(23,000)	(18,000)
Net income attributable to common shares	$4,352,000	$3,416,000
Basic weighted-average common shares outstanding	12,189,471	12,085,729
Basic earnings per common share (a)	$0.36	$0.28

Diluted
Net income attributable to common shares	$4,352,000	$3,416,000
Basic weighted-average common shares outstanding	12,189,471	12,085,729
Dilutive effect of potential common stock arising from stock options	32,785	45,681
Diluted weighted-average common shares outstanding	12,222,256	12,131,410
Diluted earnings per common share (a)	$0.36	$0.28

(a) Basic and diluted earnings per share under the two-class method are determined on net income reported on the consolidated statements of income, less earnings allocated to nonvested restricted shares with nonforfeitable dividends (participating securities).

The weighted-average number of nonvested restricted shares outstanding was 65,204 shares in the three-month period ended March 31, 2018 and 65,208 shares in the three-month period ended March 31, 2017.

Anti-dilutive stock options are excluded from net income per share calculations. There were no anti-dilutive instruments in the first quarter of 2018 or 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of other comprehensive income, and the related tax effects, are as follows:

	Before-Tax	Income Tax	Net-of-Tax
(In Thousands)	Amount	Effect	Amount
Three Months Ended March 31, 2018
Other comprehensive loss on available-for-sale securities,
Unrealized holding losses on available-for-sale securities	$(4,839)	$1,015	$(3,824)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	93	(19)	74
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(5)	1	(4)
Other comprehensive income on unfunded retirement obligations	88	(18)	70

Total other comprehensive loss	$(4,751)	$997	$(3,754)

	Before-Tax	Income Tax	Net-of-Tax
(In Thousands)	Amount	Effect	Amount
Three Months Ended March 31, 2017
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$636	$(223)	$413
Reclassification adjustment for (gains) realized in income	(145)	51	(94)
Other comprehensive income on available-for-sale securities	491	(172)	319

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	166	(58)	108
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(6)	2	(4)
Other comprehensive income on unfunded retirement obligations	160	(56)	104

Total other comprehensive income	$651	$(228)	$423

Changes in the components of accumulated other comprehensive loss are as follows and are presented net of tax:

			Accumulated
	Unrealized	Unfunded	Other
	(Losses)	Retirement	Comprehensive
(In Thousands)	on Securities	Obligations	Loss
Three Months Ended March 31, 2018
Balance, beginning of period	$(1,566)	$59	$(1,507)
Impact of change in enacted income tax rate	(337)	12	(325)
Impact of change in the method of premium amortization of callable debt securities	26	0	26
Impact of change in the method of accounting for marketable equity security	22	0	22
Other comprehensive (loss) income during three months ended March 31, 2018	(3,824)	70	(3,754)
Balance, end of period	$(5,679)	$141	$(5,538)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Three Months Ended March 31, 2017
Balance, beginning of period	$(949)	$51	$(898)
Other comprehensive income during three months ended March 31, 2017	319	104	423
Balance, end of period	$(630)	$155	$(475)

Items reclassified out of each component of other comprehensive (loss) income are as follows:

For the Three Months Ended March 31, 2018

(In Thousands)

	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Loss Components	Comprehensive Loss	Statements of Income
Amortization of defined benefit pension and postretirement items:
Prior service cost	$(8)	Other noninterest expense
Actuarial loss	3	Other noninterest expense
	(5)	Total before tax
	1	Income tax provision
	(4)	Net of tax
Total reclassifications for the period	$(4)

For the Three Months Ended March 31, 2017

(In Thousands)

	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Loss Components	Comprehensive Loss	Statements of Income
Unrealized gains and losses on available-for-sale
securities	$(145)	Realized gains on securities, net
	51	Income tax provision
	(94)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(8)	Other noninterest expense
Actuarial loss	2	Other noninterest expense
	(6)	Total before tax
	2	Income tax provision
	(4)	Net of tax
Total reclassifications for the period	$(98)

4. CASH AND DUE FROM BANKS

Cash and due from banks at March 31, 2018 and December 31, 2017 include the following:

	March 31,	Dec. 31,
(In thousands)	2018	2017
Cash and cash equivalents	$34,340	$37,004
Certificates of deposit	2,520	3,240
Total cash and due from banks	$36,860	$40,244

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $16,376,000 at March 31, 2018 and $17,178,000 at December 31, 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2018 and December 31, 2017, assets measured at fair value and the valuation methods used are as follows:

		March 31, 2018
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies	$0	$7,803	$0	$7,803
Obligations of states and political subdivisions:
Tax-exempt	0	103,403	0	103,403
Taxable	0	24,038	0	24,038
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	49,335	0	49,335
Residential collateralized mortgage obligations	0	124,008	0	124,008
Commercial mortgage-backed securities	0	32,546	0	32,546
Total available-for-sale debt securities	0	341,133	0	341,133
Marketable equity security	956	0	0	956
Servicing rights	0	0	1,369	1,369
Total recurring fair value measurements	$956	$341,133	$1,369	$343,458

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$4,368	$4,368
Valuation allowance	0	0	(1,289)	(1,289)
Impaired loans, net	0	0	3,079	3,079
Foreclosed assets held for sale	0	0	1,100	1,100
Total nonrecurring fair value measurements	$0	$0	$4,179	$4,179

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2017
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies	$0	$7,873	$0	$7,873
Obligations of states and political subdivisions:
Tax-exempt	0	105,111	0	105,111
Taxable	0	25,573	0	25,573
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	52,347	0	52,347
Residential collateralized mortgage obligations	0	131,814	0	131,814
Commercial mortgage-backed securities	0	33,219	0	33,219
Total available-for-sale debt securities	0	355,937	0	355,937
Marketable equity security	971	0	0	971
Servicing rights	0	0	1,299	1,299
Total recurring fair value measurements	$971	$355,937	$1,299	$358,207

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,776	$3,776
Valuation allowance	0	0	(1,183)	(1,183)
Impaired loans, net	0	0	2,593	2,593
Foreclosed assets held for sale	0	0	1,598	1,598
Total nonrecurring fair value measurements	$0	$0	$4,191	$4,191

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

At March 31, 2018 and December 31, 2017, quantitative information regarding significant techniques and inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	3/31/18	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		3/31/18
Servicing rights	$1,369	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	118.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Fair Value at
	12/31/17	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/17
Servicing rights	$1,299	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	140.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

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

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended
(In Thousands)	March 31, 2018	March 31, 2017
Servicing rights balance, beginning of period	$1,299	$1,262
Issuances of servicing rights	50	46
Unrealized gains (losses) included in earnings	20	(30)
Servicing rights balance, end of period	$1,369	$1,278

Loans are classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Foreclosed assets held for sale consist of real estate acquired by foreclosure. For impaired commercial loans secured by real estate and foreclosed assets held for sale, estimated fair values are determined primarily using values from third-party appraisals. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property. For commercial and industrial and agricultural loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging data or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2018 and December 31, 2017, quantitative information regarding significant techniques and inputs used for nonrecurring fair value measurements using unobservable inputs (Level 3 methodologies) are as follows:

(In Thousands, Except						Weighted-
Percentages)		Valuation				Average)
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	3/31/18	3/31/18	3/31/18	Technique	Inputs	3/31/18

Impaired loans:
Residential mortgage loans - first liens	$515	$122	$393	Sales comparison	Discount to appraised value	26%
Commercial:
Commercial loans secured by real estate	2,607	884	1,723	Sales comparison	Discount to appraised value	16%
Commercial and industrial	75	75	0	Sales comparison	Discount to appraised value	100%
Loans secured by farmland	494	50	444	Sales comparison	Discount to appraised value	53%
Agricultural Loans	677	158	519	Sales comparison	Discount to appraised value	36%
Total impaired loans	$4,368	$1,289	$3,079
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$396	$0	$396	Sales comparison	Discount to appraised value	32%
Land	632	0	632	Sales comparison	Discount to appraised value	35%
Commercial real estate	72	0	72	Sales comparison	Discount to appraised value	76%
Total foreclosed assets held for sale	$1,100	$0	$1,100

(In Thousands, Except						Weighted-
Percentages)		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/17	12/31/17	12/31/17	Technique	Inputs	12/31/17

Impaired loans:
Residential mortgage loans - first liens	$515	$122	$393	Sales comparison	Discount to appraised value	26%
Commercial:
Commercial loans secured by real estate	2,641	919	1,722	Sales comparison	Discount to appraised value	16%
Commercial and industrial	126	92	34	Sales comparison	Discount to appraised value	72%
Loans secured by farmland	494	50	444	Sales comparison	Discount to appraised value	53%
Total impaired loans	$3,776	$1,183	$2,593
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$721	$0	$721	Sales comparison	Discount to appraised value	37%
Land	632	0	632	Sales comparison	Discount to appraised value	35%
Commercial real estate	245	0	245	Sales comparison	Discount to appraised value	71%
Total foreclosed assets held for sale	$1,598	$0	$1,598

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

	Fair Value	March 31, 2018		December 31, 2017
	Hierarchy	Carrying	Fair	Carrying	Fair
(In Thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$34,340	$34,340	$37,004	$37,004
Certificates of deposit	Level 2	2,520	2,508	3,240	3,234
Restricted equity securities (included in Other Assets)	Level 2	6,228	6,228	6,556	6,556
Loans held for sale	Level 1	225	225	765	765
Loans, net	Level 3	808,300	808,653	806,857	789,891
Accrued interest receivable	Level 2	3,899	3,899	4,048	4,048

Financial liabilities:
Deposits with no stated maturity	Level 2	793,351	793,351	794,778	794,778
Time deposits	Level 2	224,730	224,814	213,671	213,734
Short-term borrowings	Level 2	26,482	26,263	61,766	61,643
Long-term borrowings	Level 2	18,122	18,155	9,189	9,256
Accrued interest payable	Level 2	61	61	46	46

The Corporation has commitments to extend credit and has issued standby letters of credit. Standby letters of credit are conditional guarantees of performance by a customer to a third party. Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

6. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at March 31, 2018 and December 31, 2017 are summarized as follows:

		March 31, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$8,023	$0	$(220)	$7,803
Obligations of states and political subdivisions:
Tax-exempt	103,598	1,651	(1,846)	103,403
Taxable	24,140	98	(200)	24,038
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	50,880	66	(1,611)	49,335
Residential collateralized mortgage obligations	127,886	44	(3,922)	124,008
Commercial mortgage-backed securities	33,793	0	(1,247)	32,546
Total available-for-sale-debt securities	$348,320	$1,859	$(9,046)	$341,133

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$8,026	$0	$(153)	$7,873
Obligations of states and political subdivisions:
Tax-exempt	103,673	2,291	(853)	105,111
Taxable	25,431	226	(84)	25,573
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	52,992	79	(724)	52,347
Residential collateralized mortgage obligations	134,314	110	(2,610)	131,814
Commercial mortgage-backed securities	33,881	4	(666)	33,219
Total available-for-sale debt securities	$358,317	$2,710	$(5,090)	$355,937

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017:

	Less Than 12 Months		12 Months or More		Total
March 31, 2018	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$0	$0	$7,803	$(220)	$7,803	$(220)
Obligations of states and political subdivisions:
Tax-exempt	30,641	(439)	23,636	(1,407)	54,277	(1,846)
Taxable	14,526	(143)	2,245	(57)	16,771	(200)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	27,259	(718)	21,227	(893)	48,486	(1,611)
Residential collateralized mortgage obligations	55,506	(1,210)	64,378	(2,712)	119,884	(3,922)
Commercial mortgage-backed securities	18,267	(539)	14,279	(708)	32,546	(1,247)
Total temporarily impaired available-for-sale debt securities	$146,199	$(3,049)	$133,568	$(5,997)	$279,767	$(9,046)

	Less Than 12 Months		12 Months or More		Total
December 31, 2017	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$0	$0	$7,873	$(153)	$7,873	$(153)
Obligations of states and political subdivisions:
Tax-exempt	19,050	(135)	24,391	(718)	43,441	(853)
Taxable	9,279	(45)	2,116	(39)	11,395	(84)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	25,255	(242)	22,549	(482)	47,804	(724)
Residential collateralized mortgage obligations	50,812	(589)	68,558	(2,021)	119,370	(2,610)
Commercial mortgage-backed securities	14,713	(173)	14,569	(493)	29,282	(666)
Total temporarily impaired available-for-sale debt securities	$119,109	$(1,184)	$140,056	$(3,906)	$259,165	$(5,090)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Gross realized gains and losses from available-for-sale securities were as follows:

	3 Months Ended
	March 31,	March 31,
(In Thousands)	2018	2017
Gross realized gains from sales	$0	$161
Gross realized losses from sales	0	(16)
Net realized gains	$0	$145

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of March 31, 2018. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value
Due in one year or less	$18,713	$18,844
Due from one year through five years	63,703	63,793
Due from five years through ten years	33,100	32,226
Due after ten years	20,245	20,381
Sub-total	135,761	135,244
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	50,880	49,335
Residential collateralized mortgage obligations	127,886	124,008
Commercial mortgage-backed securities	33,793	32,546
Total	$348,320	$341,133

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

Investment securities carried at $209,321,000 at March 31, 2018 and $217,925,000 at December 31, 2017 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Corporation intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. The Corporation recognized no net impairment losses in earnings in the three-month periods ended March 31, 2018 and 2017.

A summary of information management considered in evaluating debt and equity securities for other-than-temporary impairment (“OTTI”) at March 31, 2018 is provided below.

Debt Securities

At March 31, 2018, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities at March 31, 2018 and December 31, 2017 to be temporary.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Equity Securities

The Corporation’s marketable equity security at March 31, 2018 and December 31, 2017 consisted exclusively of one mutual fund. As required by ASU 2016-01, the Corporation’s investment in the marketable equity security, previously included in available-for-sale securities, was separately classified in the consolidated balance sheets. Further, retained earnings was reduced by $22,000 and accumulated other comprehensive loss was increased by the same amount for the after-tax impact of the unrealized loss on the security at January 1, 2018. At March 31, 2018, there was an unrealized loss on the mutual fund of $44,000, and at December 31, 2017 there was an unrealized loss of $29,000, with the $15,000 increase in the unrealized loss included in other noninterest income in the consolidated statements of income for the three months ended March 31, 2018.

The Corporation had no realized gains or losses from the sale of equity securities in the first quarter of 2018 or 2017.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $5,142,000 at March 31, 2018 and $6,426,000 at December 31, 2017. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at March 31, 2018 and December 31, 2017. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

7. LOANS

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans. Loans outstanding at March 31, 2018 and December 31, 2017 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type	March 31,	Dec. 31,
(In Thousands)	2018	2017

Residential mortgage:
Residential mortgage loans - first liens	$358,786	$359,987
Residential mortgage loans - junior liens	25,870	25,325
Home equity lines of credit	34,595	35,758
1-4 Family residential construction	25,790	26,216
Total residential mortgage	445,041	447,286
Commercial:
Commercial loans secured by real estate	161,571	159,266
Commercial and industrial	89,346	88,276
Political subdivisions	56,224	59,287
Commercial construction and land	13,232	14,527
Loans secured by farmland	7,015	7,255
Multi-family (5 or more) residential	7,621	7,713
Agricultural loans	5,803	6,178
Other commercial loans	16,079	10,986
Total commercial	356,891	353,488
Consumer	15,417	14,939
Total	817,349	815,713
Less: allowance for loan losses	(9,049)	(8,856)
Loans, net	$808,300	$806,857

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either March 31, 2018 or December 31, 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of March 31, 2018 and December 31, 2017, management determined that no allowance for credit losses related to unfunded loan commitments was required.

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month periods ended March 31, 2018 and 2017 were as follows:

Three Months Ended March 31, 2018	Dec. 31,				March 31,
(In Thousands)	2017 Balance	Charge-offs	Recoveries	Provision (Credit)	2018 Balance

Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,200	$(53)	$1	$(81)	$3,067
Residential mortgage loans - junior liens	224	0	1	126	351
Home equity lines of credit	296	0	0	(10)	286
1-4 Family residential construction	243	0	0	(4)	239
Total residential mortgage	3,963	(53)	2	31	3,943
Commercial:
Commercial loans secured by real estate	2,584	(21)	0	72	2,635
Commercial and industrial	1,065	0	2	(31)	1,036
Commercial construction and land	150	0	0	(13)	137
Loans secured by farmland	105	0	0	(3)	102
Multi-family (5 or more) residential	172	0	0	(3)	169
Agricultural loans	57	0	0	148	205
Other commercial loans	102	0	0	47	149
Total commercial	4,235	(21)	2	217	4,433
Consumer	159	(41)	12	44	174
Unallocated	499	0	0	0	499
Total Allowance for Loan Losses	$8,856	$(115)	$16	$292	$9,049

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Three Months Ended March 31, 2017	Dec. 31,				March 31,
(In Thousands)	2016 Balance	Charge-offs	Recoveries	Provision (Credit)	2017 Balance

Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,033	$(63)	$2	$153	$3,125
Residential mortgage loans - junior liens	258	0	1	(3)	256
Home equity lines of credit	350	0	0	(12)	338
1-4 Family residential construction	249	0	0	(9)	240
Total residential mortgage	3,890	(63)	3	129	3,959
Commercial:
Commercial loans secured by real estate	2,380	(96)	0	401	2,685
Commercial and industrial	999	0	1	(94)	906
Commercial construction and land	162	0	0	7	169
Loans secured by farmland	110	0	0	1	111
Multi-family (5 or more) residential	241	0	0	(5)	236
Agricultural loans	40	0	0	(1)	39
Other commercial loans	115	0	0	(6)	109
Total commercial	4,047	(96)	1	303	4,255
Consumer	138	(41)	15	20	132
Unallocated	398	0	0	0	398
Total Allowance for Loan Losses	$8,473	$(200)	$19	$452	$8,744

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

In determining the larger loan relationships for detailed assessment under the specific allowance component, the Corporation uses an internal risk rating system. Under the risk rating system, the Corporation classifies problem or potential problem loans as “Special Mention,” “Substandard,” or “Doubtful” on the basis of currently existing facts, conditions and values. Substandard loans include those characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that do not currently expose the Corporation to sufficient risk to warrant classification as Substandard or Doubtful, but possess weaknesses that deserve management’s close attention, are deemed to be Special Mention. Risk ratings are updated any time that conditions or the situation warrants. Loans not classified are included in the “Pass” column in the table that follows.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of March 31, 2018 and December 31, 2017:

March 31, 2018		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$349,713	$313	$8,708	$52	$358,786
Residential mortgage loans - junior liens	25,328	100	442	0	25,870
Home equity lines of credit	34,045	99	451	0	34,595
1-4 Family residential construction	25,790	0	0	0	25,790
Total residential mortgage	434,876	512	9,601	52	445,041
Commercial:
Commercial loans secured by real estate	152,743	924	7,904	0	161,571
Commercial and Industrial	82,445	5,412	1,478	11	89,346
Political subdivisions	56,224	0	0	0	56,224
Commercial construction and land	13,155	0	77	0	13,232
Loans secured by farmland	5,001	626	1,376	12	7,015
Multi-family (5 or more) residential	7,047	0	574	0	7,621
Agricultural loans	4,851	268	684	0	5,803
Other commercial loans	16,007	0	72	0	16,079
Total commercial	337,473	7,230	12,165	23	356,891
Consumer	15,383	0	34	0	15,417
Totals	$787,732	$7,742	$21,800	$75	$817,349

December 31, 2017		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$350,609	$307	$9,019	$52	$359,987
Residential mortgage loans - junior liens	24,795	104	426	0	25,325
Home equity lines of credit	35,233	61	464	0	35,758
1-4 Family residential construction	26,216	0	0	0	26,216
Total residential mortgage	436,853	472	9,909	52	447,286
Commercial:
Commercial loans secured by real estate	150,806	936	7,524	0	159,266
Commercial and Industrial	82,724	3,896	1,645	11	88,276
Political subdivisions	59,287	0	0	0	59,287
Commercial construction and land	14,449	0	78	0	14,527
Loans secured by farmland	5,283	581	1,379	12	7,255
Multi-family (5 or more) residential	7,130	0	583	0	7,713
Agricultural loans	5,203	270	705	0	6,178
Other commercial loans	10,913	0	73	0	10,986
Total commercial	335,795	5,683	11,987	23	353,488
Consumer	14,853	0	86	0	14,939
Totals	$787,501	$6,155	$21,982	$75	$815,713

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The general component of the allowance for loan losses covers pools of loans including commercial loans not considered individually impaired, as well as smaller balance homogeneous classes of loans, such as residential real estate, home equity lines of credit and other consumer loans. Accordingly, the Corporation generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such a loan: (1) is subject to a restructuring agreement, or (2) has an outstanding balance of $400,000 or more and a credit grade of Special Mention, Substandard or Doubtful. The pools of loans are evaluated for loss exposure based upon average historical net charge-off rates for each loan class, adjusted for qualitative factors (described in the following paragraphs). The time period used in determining the average historical net charge-off rate for each loan class is based on management’s evaluation of an appropriate time period that captures an historical loss experience relevant to the current portfolio. At March 31, 2018 and December 31, 2017, a five-year average net charge-off rate was used for commercial loans secured by real estate and for multi-family residential loans, while a three-year average net charge-off rate was used for all other loan classes.

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

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 53% at March 31, 2018) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

The scope of loans reviewed individually each quarter to determine if they are impaired include all commercial loan relationships greater than $200,000 and any residential mortgage or consumer loans of $400,000 or more for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Loans that are individually reviewed, but which are determined to not be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually reviewed, but which have been determined to not be impaired, are included in the “Collectively Evaluated” column in the table summarizing the allowance and associated loan balances as of March 31, 2018 and December 31, 2017. All loans classified as troubled debt restructurings (discussed in more detail below) and all commercial loan relationships less than $200,000 or other loan relationships less than $400,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of March 31, 2018 and December 31, 2017:

	Loans:			Allowance for Loan Losses:
March 31, 2018	Individually	Collectively		Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$969	$357,817	$358,786	$0	$3,067	$3,067
Residential mortgage loans - junior liens	300	25,570	25,870	122	229	351
Home equity lines of credit	0	34,595	34,595	0	286	286
1-4 Family residential construction	0	25,790	25,790	0	239	239

Total residential mortgage	1,269	443,772	445,041	122	3,821	3,943
Commercial:
Commercial loans secured by real estate	5,982	155,589	161,571	884	1,751	2,635
Commercial and industrial	498	88,848	89,346	157	879	1,036
Political subdivisions	0	56,224	56,224	0	0	0
Commercial construction and land	0	13,232	13,232	0	137	137
Loans secured by farmland	1,362	5,653	7,015	50	52	102
Multi-family (5 or more) residential	392	7,229	7,621	0	169	169
Agricultural loans	684	5,119	5,803	158	47	205
Other commercial loans	0	16,079	16,079	0	149	149

Total commercial	8,918	347,973	356,891	1,249	3,184	4,433

Consumer	19	15,398	15,417	0	174	174
Unallocated						499

Total	$10,206	$807,143	$817,349	$1,371	$7,179	$9,049

	Loans:			Allowance for Loan Losses:
December 31, 2017	Individually	Collectively		Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$984	$359,003	$359,987	$0	$3,200	$3,200
Residential mortgage loans - junior liens	302	25,023	25,325	122	102	224
Home equity lines of credit	0	35,758	35,758	0	296	296
1-4 Family residential construction	0	26,216	26,216	0	243	243

Total residential mortgage	1,286	446,000	447,286	122	3,841	3,963
Commercial:
Commercial loans secured by real estate	5,873	153,393	159,266	919	1,665	2,584
Commercial and industrial	568	87,708	88,276	188	877	1,065
Political subdivisions	0	59,287	59,287	0	0	0
Commercial construction and land	0	14,527	14,527	0	150	150
Loans secured by farmland	1,365	5,890	7,255	50	55	105
Multi-family (5 or more) residential	392	7,321	7,713	0	172	172
Agricultural loans	7	6,171	6,178	0	57	57
Other commercial loans	0	10,986	10,986	0	102	102

Total commercial	8,205	345,283	353,488	1,157	3,078	4,235

Consumer	20	14,919	14,939	0	159	159
Unallocated						499

Total	$9,511	$806,202	$815,713	$1,279	$7,078	$8,856

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Summary information related to impaired loans at March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018			December 31, 2017
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(In Thousands)	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Residential mortgage loans - first liens	$725	$696	$0	$740	$711	$0
Residential mortgage loans - junior liens	58	58	0	60	60	0
Commercial loans secured by real estate	3,375	3,375	0	3,230	3,230	0
Commercial and industrial	92	92	0	119	119	0
Loans secured by farmland	868	868	0	871	871	0
Multi-family (5 or more) residential	987	392	0	987	392	0
Agricultural loans	7	7	0	8	8	0
Consumer	19	19	0	20	20	0
Total with no related allowance recorded	6,131	5,507	0	6,035	5,411	0

With a related allowance recorded:
Residential mortgage loans - first liens	273	273	0	273	273	0
Residential mortgage loans - junior liens	242	242	122	242	242	122
Commercial loans secured by real estate	2,607	2,607	884	2,641	2,641	919
Commercial and industrial	406	406	157	449	449	188
Loans secured by farmland	494	494	50	495	495	50
Agricultural loans	677	677	158	0	0	0
Total with a related allowance recorded	4,699	4,699	1,371	4,100	4,100	1,279
Total	$10,830	$10,206	$1,371	$10,135	$9,511	$1,279

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

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

			Interest Income Recognized on
	Average Investment in Impaired Loans		Impaired Loans on a Cash Basis
	3 Months Ended		3 Months Ended
	March 31,		March 31,
(In Thousands)	2018	2017	2018	2017
Residential mortgage:
Residential mortgage loans - first lien	$1,046	$748	$19	$9
Residential mortgage loans - junior lien	301	67	3	1
Total residential mortgage	1,347	815	22	10
Commercial:
Commercial loans secured by real estate	5,882	6,889	35	56
Commercial and industrial	508	247	6	3
Loans secured by farmland	1,364	1,390	6	8
Multi-family (5 or more) residential	392	392	0	0
Agricultural loans	346	12	11	1
Total commercial	8,492	8,930	58	68
Consumer	19	33	0	0
Total	$9,858	$9,778	$80	$78

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

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

	March 31, 2018		December 31, 2017
	Past Due		Past Due
	90+ Days and		90+ Days and
(In Thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$1,840	$4,354	$2,340	$5,131
Residential mortgage loans - junior liens	10	242	105	242
Home equity lines of credit	230	42	203	44
Total residential mortgage	2,080	4,638	2,648	5,417
Commercial:
Commercial loans secured by real estate	128	6,000	175	5,645
Commercial and industrial	347	498	603	517
Commercial construction and land	25	52	26	52
Loans secured by farmland	215	1,307	271	1,308
Multi-family (5 or more) residential	0	392	0	392
Agricultural loans	0	684	0	7
Total commercial	715	8,933	1,075	7,921
Consumer	0	16	1	66

Totals	$2,795	$13,587	$3,724	$13,404

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The table below presents a summary of the contractual aging of loans as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018				As of December 31, 2017
	Current &				Current &
	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
(In Thousands)	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$351,132	$4,475	$3,179	$358,786	$347,032	$7,967	$4,988	$359,987
Residential mortgage loans - junior liens	25,716	144	10	25,870	25,133	87	105	25,325
Home equity lines of credit	33,960	381	254	34,595	34,789	732	237	35,758
1-4 Family residential construction	25,651	139	0	25,790	25,667	549	0	26,216
Total residential mortgage	436,459	5,139	3,443	445,041	432,621	9,335	5,330	447,286

Commercial:
Commercial loans secured by real estate	157,605	581	3,385	161,571	155,917	311	3,038	159,266
Commercial and industrial	88,386	549	411	89,346	87,306	303	667	88,276
Political subdivisions	56,224	0	0	56,224	59,287	0	0	59,287
Commercial construction and land	12,839	316	77	13,232	14,400	49	78	14,527
Loans secured by farmland	5,548	494	973	7,015	6,226	12	1,017	7,255
Multi-family (5 or more) residential	7,229	0	392	7,621	7,321	0	392	7,713
Agricultural loans	5,651	145	7	5,803	6,114	57	7	6,178
Other commercial loans	16,079	0	0	16,079	10,986	0	0	10,986
Total commercial	349,561	2,085	5,245	356,891	347,557	732	5,199	353,488
Consumer	15,307	94	16	15,417	14,760	123	56	14,939

Totals	$801,327	$7,318	$8,704	$817,349	$794,938	$10,190	$10,585	$815,713

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at March 31, 2018 and December 31, 2017 is as follows:

	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
(In Thousands)	30 Days	Days	Days	Total
March 31, 2018 Nonaccrual Totals	$6,287	$1,391	$5,909	$13,587
December 31, 2017 Nonaccrual Totals	$5,802	$741	$6,861	$13,404

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at March 31, 2018 and December 31, 2017 is as follows:

	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
(In Thousands)	30 Days	Days	Days	Nonaccrual	Total
March 31, 2018 Totals	$774	$0	$0	$2,987	$3,761
December 31, 2017 Totals	$636	$0	$0	$3,027	$3,663

At March 31, 2018 and December 31, 2017, there were no commitments to loan additional funds to borrowers whose loans have been classified as TDRs.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TDRs that occurred during the three-month periods ended March 31, 2018 and 2017 are as follows:

	March 31, 2018		March 31, 2017
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
(Balances in Thousands)	Loans	Investment	Loans	Investment
Residential mortgage - first liens,
Reduced monthly payments for a six-month period	1	$80	0	$0
Commercial loans secured by real estate,
Extended interest only payments for a six-month period	2	36	0	0
Commercial and industrial,
Extended interest only payments for a six-month period	1	46	0	0
Total	4	$162	0	$0

In the three-month periods ended March 31, 2018 and 2017, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months are summarized as follows:

	March 31, 2018		March 31, 2017
	Number		Number
	of	Recorded	of	Recorded
(Balances in Thousands)	Loans	Investment	Loans	Investment
Residential mortgage - first liens	0	$0	2	$293
Residential mortgage - junior liens	0	0	1	28
Consumer	0	0	1	26
Total	0	$0	4	$347

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the unaudited consolidated balance sheets) is as follows:

	March 31,	Dec. 31,
(In Thousands)	2018	2017
Foreclosed residential real estate	$396	$721

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

	March 31,	Dec. 31,
(In Thousands)	2018	2017
Residential real estate in process of foreclosure	$1,470	$1,789

8. BORROWED FUNDS

Short-term borrowings (initial maturity within one year) include the following:

	March 31,	Dec. 31,
(In Thousands)	2018	2017
FHLB-Pittsburgh borrowings	$21,000	$58,000
Customer repurchase agreements	5,482	3,766
Total short-term borrowings	$26,482	$61,766

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $494,290,000 at March 31, 2018 and $488,889,000 at December 31, 2017. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $5,142,000 at March 31, 2018 and $6,426,000 at December 31, 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2018, the short-term borrowings from FHLB-Pittsburgh consisted of 7 advances of $3,000,000 each maturing monthly from April to October 2018, with a weighted average interest rate of 1.72%. At December 31, 2017, the short-term borrowings from FHLB-Pittsburgh of $58,000,000 included an overnight borrowing of $29,000,000 with an interest rate of 1.54% and other short-term advances totaling $29,000,000 with a weighted average rate of 1.69%.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average interest rate paid by the Corporation on customer repurchase agreements was 0.10% at March 31, 2018 and December 31, 2017. The carrying value of the underlying securities was $11,417,000 at March 31, 2018 and $12,158,000 at December 31, 2017.

Long-term borrowings from FHLB-Pittsburgh are as follows:

	March 31,	Dec. 31,
(In Thousands)	2018	2017
Loan maturing in November 2018 with a rate of 1.63%	$3,000	$3,000
Loan maturing in December 2018 with a rate of 1.35%	3,000	3,000
Loan maturing in January 2019 with a rate of 1.83%	2,000	2,000
Loan maturing in February 2019 with a rate of 1.95%	3,000	0
Loan maturing in March 2019 with a rate of 2.15%	3,000	0
Loan maturing in April 2019 with a rate of 2.24%	3,000	0
Loan maturing in April 2020 with a rate of 4.79%	416	463
Loan maturing in June 2025 with a rate of 4.91%	706	726
Total long-term FHLB-Pittsburgh borrowings	$18,122	$9,189

9. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. The plan contains a cost-sharing feature which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at March 31, 2018 and December 31, 2017, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Defined Benefit Plans	March 31,		March 31,
(In Thousands)	2018	2017	2018	2017
Service cost	$0	$0	$10	$9
Interest cost	6	6	13	14
Expected return on plan assets	(5)	(8)	0	0
Amortization of prior service cost	0	0	(8)	(8)
Recognized net actuarial loss	3	2	0	0
Net periodic benefit cost	$4	$0	$15	$15

Service cost, interest cost and expected return on plan assets are included in pensions and other employee benefits expense in the consolidated statements of income in the first quarter 2018 and 2017. Amortization of prior service cost and the recognized net actuarial loss are included in other noninterest expense in the consolidated statements of income in the first quarter 2018 and 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In the first three months of 2018, the Corporation funded postretirement contributions totaling $12,000, with estimated annual postretirement contributions of $60,000 expected in 2018 for the full year. No defined benefit pension contributions are required in 2018, though the Corporation may make discretionary contributions.

10. STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of officers and an Independent Directors Stock Incentive Plan. In the first quarter 2018, the Corporation awarded 25,466 shares of restricted stock under the Stock Incentive Plan and 9,086 shares of restricted stock under the Independent Directors Stock Incentive Plan. The 2018 restricted stock awards under the Stock Incentive Plan vest ratably over three years, and vesting for one-half of the 16,578 restricted shares awarded to Executive Officers depends on the Corporation meeting a return on average equity (“ROAE”) target each year. The 2018 restricted stock issued under the Independent Directors Stock Incentive Plan vests over one year.

Compensation cost related to restricted stock is recognized based on the fair value of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. Management has estimated restricted stock expense in the first three months of 2018 based on an assumption that the ROAE target for awards to Executive Officers in 2016, 2017 and 2018 will not be met, resulting in forfeiture of the restricted stock.

Total annual stock-based compensation for the year ending December 31, 2018 is estimated to total $714,000. If the ROAE targets for awards to Executive Officers in 2016, 2017 and 2018 are met or exceeded, total annual stock-based compensation would increase by approximately $190,000. Total stock-based compensation expense attributable to restricted stock awards amounted to $183,000 in the first quarter 2018 and $168,000 in the first quarter 2017.

11. INCOME TAXES

The net deferred tax asset at March 31, 2018 and December 31, 2017 represents the following temporary difference components:

	March 31,	December 31,
(In Thousands)	2018	2017
Deferred tax assets:
Unrealized holding losses on securities:
Included in accumulated other comprehensive loss	$1,508	$843
Included in retained earnings	0	(337)
Allowance for loan losses	1,935	1,894
Other deferred tax assets	1,544	1,726
Total deferred tax assets	4,987	4,126

Deferred tax liabilities:
Defined benefit plans - ASC 835:
Included in accumulated other comprehensive loss	37	31
Included in retained earnings	0	(12)
Bank premises and equipment	765	751
Core deposit intangibles	2	3
Other deferred tax liabilities	63	64
Total deferred tax liabilities	867	837
Deferred tax asset, net	$4,120	$3,289

In December 2017, the Corporation recognized an adjustment in the carrying value of the net deferred tax asset as a result of a reduction in the federal corporate income tax rate to 21%, effective January 1, 2018, from the 35% marginal rate that had previously been in effect. At December 31, 2017, the portion of the adjustment attributable to items of accumulated other comprehensive income (loss) were stranded in retained earnings, including components related to unrealized losses on securities and defined benefit plans. As described in Note 1, the Corporation elected early adoption of ASU 2018-02, resulting in a reclassification between two categories of stockholders’ equity at January 1, 2018, with an increase of $325,000 in retained earnings and a decrease in accumulated other comprehensive loss for the same amount. Management believes the Corporation’s accounting for the effects of the reduction in the federal income tax rate is materially complete at March 31, 2018.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The provision for income tax for the three-month periods ended March 31, 2018 and 2017 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rates for the Corporation are as follows:

	Three Months Ended
(Dollars In thousands)	March 31,
	2018	2017
Income before income tax provision	$5,116	$4,418
Income tax provision	741	984
Effective tax rate	14.48%	22.27%

The effective tax rate for each period presented differs from the statutory rate of 21% for the period ended March 31, 2018 and 35% for the period ended March 31, 2017 principally because of the effects of tax-exempt interest income.

The Corporation has investments in three limited partnerships that manage affordable housing projects that have qualified for the federal low-income housing tax credit. The Corporation’s expected return from these investments is based on the receipt of tax credits and tax benefits from deductions of operating losses. The Corporation uses the effective yield method to account for these investments, with the benefits recognized as a reduction of the provision for income taxes. For two of the three limited partnership investments, the tax credits have been received in full in prior years, and the Corporation has fully realized the benefits of the credits and amortized its initial investments in the partnerships. The most recent affordable housing project was completed in 2013, and the Corporation received tax credits in 2013 through 2017 and expects to continue to receive tax credits annually through 2022. The carrying amount of the Corporation’s investment is $581,000 at March 31, 2018 and $608,000 at December 31, 2017 (included in Other Assets in the consolidated balance sheets). For the year ending December 31, 2018, the estimated amount of tax credits and other tax benefits to be received is $150,000 and the estimated amount to be recognized as a reduction of the provision for income taxes is $54,000. The total reduction in the provision for income taxes resulting from this investment is $14,000 in the first quarter 2018 and $18,000 in the first quarter 2017.

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

13.   REVENUE RECOGNITION

As disclosed in Note 1, as of January 1, 2018, the Corporation adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as well as subsequent ASUs that modified ASC 606. The Company has elected to apply the ASU and all related ASUs using the modified retrospective implementation method. The implementation of the guidance had no material impact on the measurement or recognition of revenue of prior periods. The Corporation generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

Additional disclosures related to the Corporation’s largest sources of noninterest income within the consolidated statements of income that are subject to ASC 606 are as follows:

Trust and financial management revenue – C&N Bank’s trust division provides a wide range of financial services, including wealth management services for individuals, businesses and retirement funds, administration of 401(k) and other retirement plans, retirement planning, estate planning and estate settlement services. Trust clients are located primarily within the Corporation’s geographic markets. Assets held in a fiduciary capacity by C&N Bank are not the Corporation’s assets and are therefore not included in the consolidated balance sheets. The fair value of trust assets under management was approximately $916,295,000 at March 31, 2018 and $916,580,000 at December 31, 2017. Trust and financial management revenue is included within noninterest income in the consolidated statements of income.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Trust revenue is recorded on a cash basis, which is not materially different from the accrual basis. The majority (approximately 81%, based on annual 2017 results) of trust revenue is earned and collected monthly, with the amount determined based on a percentage of the fair value of the trust assets under management. Wealth management fees are contractually agreed with each customer, and fee levels vary based mainly on the size of assets under management. The services provided under such a contract represent a single performance obligation under the ASU because it embodies a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. None of the contracts with trust customers provide for incentive-based fees. In addition to wealth management fees, trust revenue includes fees for provision of services, including employee benefit plan administration, tax return preparation and estate planning and settlement. Fees for such services are billed based on contractual arrangements or established fee schedules, and are typically billed upon completion of providing such services. The costs of acquiring trust customers are incremental and recognized within noninterest expense in the consolidated statements of income.

Service charges on deposit accounts - Deposits are included as liabilities in the consolidated balance sheets. Service charges on deposit accounts include: overdraft fees, which are charged when customers overdraw their accounts beyond available funds; automated teller machine (ATM) fees charged for withdrawals by deposit customers from other financial institutions’ ATMs; and a variety of other monthly or transactional fees for services provided to retail and business customers, mainly associated with checking accounts. All deposit liabilities are considered to have one-day terms and therefore related fees are recognized in income at the time when the services are provided to the customers. Incremental costs of obtaining deposit contracts are not significant and are recognized as expense when incurred within noninterest expense in the consolidated statements of income.

Interchange revenue from debit card transactions – The Corporation issues debit cards to consumer and business customers with checking, savings or money market deposit accounts. Debit card and ATM transactions are processed via electronic systems that involve several parties. The Corporation’s debit card and ATM transaction processing is executed via contractual arrangements with payment processing networks, a processor and a settlement bank. As described above, all deposit liabilities are considered to have one-day terms and therefore interchange revenue from customers’ use of their debit cards to initiate transactions are recognized in income at the time when the services are provided and related fees received in the Corporation’s deposit account with the settlement bank. Incremental costs associated with ATM and interchange processing are recognized as expense when incurred within noninterest expense in the consolidated statements of income.

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

EARNINGS OVERVIEW

Basic and diluted earnings per common share were $0.36 for the first quarter 2018, up from $0.16 in the fourth quarter 2017 and $0.28 in the first quarter 2017. First quarter 2018 earnings reflected the benefit of the reduction in the federal corporate income tax rate to 21%, effective January 1, 2018, from the 35% marginal tax rate in effect throughout 2017. In contrast, fourth quarter 2017 results included additional income tax expense related to a reduction in the carrying value of the net deferred tax asset, resulting in a reduction of $0.18 in diluted earnings per share. The annualized return on average assets for the first three months of 2018 was 1.39%, and the annualized return on average equity was 9.41%. Highlights related to the Corporation’s earnings results for the first quarters of 2018 and 2017 are presented below.

Net income for the first quarter 2018 of $4,375,000 was higher by $941,000 (27.4%) than the first quarter 2017 amount. Pre-tax income was $698,000 (15.8%) higher in the first quarter 2018 as compared to the first quarter 2017, while the income tax provision was $243,000 lower. As noted above, the marginal federal income tax rate in effect in 2018 is 21%, down from the 2017 marginal rate of 35%. Accordingly, the effective tax rate of 14.5% for the first quarter 2018 was significantly lower than the first quarter 2017 effective tax rate of 22.3%. Other significant earnings-related variances were as follows:

·	Net interest income increased $738,000 (7.3%) in the first quarter 2018 over the first quarter 2017 amount. Total interest and dividend income increased $778,000, while interest expense increased $40,000. The net interest margin of 3.84% for the first quarter 2018 was 0.06% higher than the first quarter 2017 level. Despite the decrease in fully taxable-equivalent yields on municipal securities and loans resulting from the reduced corporate tax rate, the average yield on earning assets increased to 4.18% in the first quarter 2018 from 4.11% in the first quarter 2017. The improvement in average yield included the impact of an increase in average yield on taxable loans, reflecting the effects of recent increases in interest rates, along with a favorable change in the mix of earning assets with growth in loans and a reduction in securities. Average total loans outstanding were higher by $57.5 million (7.6%) in the first quarter 2018 as compared to the first quarter 2017, while average total available-for-sale debt securities were lower by $34.9 million. Average total deposits were $30.3 million (3.1%) higher in the first quarter 2018 as compared to the first quarter 2017. The average rate paid on interest-bearing liabilities of 0.49% in the first quarter 2018 was up 0.02% as compared to the first quarter 2017. The average rate paid on deposits was up 0.11% in the first quarter 2018 as compared to the first quarter 2017, while the average cost of borrowed funds dropped to 1.64% from 2.20% as a result of the pay-off of higher-cost borrowings that matured in the latter portion of 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	The provision for loan losses of $292,000 in the first quarter 2018 was lower than the first quarter 2017 provision of $452,000. As noted above, the first quarter 2018 provision included $191,000 attributable to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period. In comparison, the first quarter 2017 provision included $388,000 from the net increase in specific allowances on impaired loans as adjusted for net charge-offs.

·	Noninterest income, excluding net gains on securities, increased $542,000 (14.0%) in the first quarter 2018 over the first quarter 2017 amount. Trust and financial management revenue increased $242,000 (20.5%), reflecting growth in assets under management resulting from market appreciation and new business, as well as an increase in fee levels. Service charges on deposit accounts increased $103,000 (9.4%) in the first quarter 2018 over the first quarter 2017 total, mainly due to increased fees from the overdraft privilege program and reflecting the benefit of operational improvements to the program that were instituted early in 2018.

·	There were no realized gains or losses from available-for-sale debt securities in the first quarter 2018. In comparison, gains from sales of securities totaled $145,000 in the first quarter 2017.

·	Total noninterest expense increased $597,000 (6.4%) in the first quarter 2018 over the first quarter 2017 amount. Salaries and wages expense increased $256,000 (6.6%), including the effects of annual performance-based salary adjustments for a majority of employees along with an increase of $86,000 in estimated cash and stock-based compensation expense and an increase in the average number of full-time equivalent employees (FTEs) to 294 in the first quarter 2018 from 289 in the first quarter 2017. Pensions and other employee benefits expense increased $86,000, including an increase of $81,000 in health care expenses due to higher claims on the partially self-insured plan. Over the last half of 2017 and first three months of 2018, C&N installed a new telephone system throughout most locations and implemented a new loan origination system. Costs associated with these projects contributed to increases in professional fees, data processing and other noninterest expense in the first quarter 2018 as compared to the first quarter 2017.

More detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of Management’s Discussion and Analysis.

Table I - QUARTERLY FINANCIAL DATA

(Dollars In Thousands, Except Per Share Data)
(Unaudited)

	For the Three Months Ended:
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
Interest income	$11,890	$11,785	$11,626	$11,340	$11,112
Interest expense	993	999	985	978	953
Net interest income	10,897	10,786	10,641	10,362	10,159
Provision for loan losses	292	23	322	4	452
Net interest income after provision for loan losses	10,605	10,763	10,319	10,358	9,707
Noninterest income	4,406	4,117	4,066	4,106	3,864
Net gains on securities	0	0	5	107	145
Noninterest expense	9,895	9,401	9,192	9,076	9,298
Income before income tax provision	5,116	5,479	5,198	5,495	4,418
Income tax provision	741	3,536	1,262	1,374	984
Net income	$4,375	$1,943	$3,936	$4,121	$3,434
Net income attributable to common shares	$4,352	$1,933	$3,916	$4,100	$3,416
Basic earnings per common share	$0.36	$0.16	$0.32	$0.34	$0.28
Diluted earnings per common share	$0.36	$0.16	$0.32	$0.34	$0.28

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month periods ended March 31, 2018 and March 31, 2017. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

For the three-month periods, fully taxable equivalent net interest income was $11,226,000 in 2018, $385,000 (3.6%) higher than in 2017. Interest income was $425,000 higher in 2018 as compared to 2017, while interest expense was higher by $40,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.84% in 2018 as compared to 3.78% in 2017, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.69% in 2018, up from 3.64% in 2017.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $12,219,000 in 2018, an increase of 3.6% from 2017. Interest and fees on loans receivable increased $839,000, or 9.3%, to $9,901,000 in 2018 from $9,062,000 in 2017. Table IV shows the increase in interest on loans includes $672,000 attributable to an increase in volume and $167,000 related to an increase in average rate. The average balance of loans receivable increased $57,519,000 to $816,897,000 in 2018 from $759,378,000 in 2017. The increase in average balance is due to the continued loan growth the Corporation has experienced over the course of 2017 and the first quarter of 2018, especially in residential real estate, commercial loans, and tax-exempt loans. The average rate on taxable loans in 2018 was 5.04% compared to 4.87% in 2017 as current rates on variable rate loans and rates on recent new loan originations have increased, consistent with increases in market interest rates. The yield on tax-exempt loans receivable decreased to 3.72% in 2018 compared to 4.55% in 2017. This decrease reflects the reduced tax benefit on tax-exempt assets as compared to taxable assets resulting from the marginal tax rate being reduced to 21% in 2018 from 35% in 2017.

As indicated in Table III, average available-for-sale debt securities (at amortized cost) totaled $353,017,000 in 2018, a decrease of $34,862,000 (9.0%) from 2017. Proceeds from maturities and calls of securities have been used to help fund loan growth throughout 2017 and the first quarter of 2018. The average yield on available-for-sale debt securities decreased to 2.60% in 2018 from 2.81% in 2017. The reduction in yield on available-for-sale debt securities includes the impact of a reduced tax benefit on tax-exempt municipal bonds as a result of the reduction in the federal income tax rate.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased $40,000, or 4.2%, to $993,000 in 2018 from $953,000 in 2017. Table III shows that the overall cost of funds on interest-bearing liabilities increased to 0.49% in 2018 from 0.47% in 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Interest expense on deposits increased $208,000 in 2018 over 2017. The average rate on interest-bearing deposits increased to 0.39% in 2018 from 0.28% in 2017. The average rate on certificates of deposit increased 0.20% while rates on interest checking accounts increased 0.18% when comparing the same periods. Total average deposits (interest-bearing and noninterest-bearing) increased 3.1% to $997,515,000 in 2018 from $967,223,000 in 2017.

Interest expense on total borrowed funds decreased $168,000 in 2018 as compared to 2017. The average balance of total borrowed funds decreased to $65,359,000 in 2018 from $79,805,000 in 2017. The average rate on total borrowed funds decreased to 1.64% in 2018, down from 2.20% in 2017.

Interest expense on short-term borrowings increased $122,000 to $199,000 in 2018 from $77,000 in 2017. The increase in interest expense is due primarily to higher short-term interest rates in 2018 compared 2017 as the average rate on short-term borrowings increased to 1.54% in 2018 from 0.75% in 2017. The average balance of short-term borrowings increased to $52,305,000 in the first quarter 2018 from $41,386,000 in 2017.

Interest expense on long-term borrowings decreased $290,000 to $65,000 in 2018 from $355,000 in 2017. The average balance of long-term borrowings was $13,054,000 in the first quarter 2018, at an average rate of 2.02%, down from an average balance of $38,419,000 at an average rate of 3.75% in 2017. The reduction in average balance and rate on long-term borrowings reflected the impact of repayments of two higher-cost borrowings in the latter portion of 2017. These borrowings included a $10 million FHLB advance with an interest rate of 3.81% and a $27 million repurchase agreement with a rate of 3.595%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended
	March 31,		Increase/
(In Thousands)	2018	2017	(Decrease)
INTEREST INCOME
Available-for-sale debt securities:
Taxable	$1,363	$1,403	($40)
Tax-exempt	898	1,288	(390)
Total available-for-sale debt securities	2,261	2,691	(430)
Dividends on marketable equity security	5	5	0
Interest-bearing due from banks	50	32	18
Loans held for sale	2	4	(2)
Loans receivable:
Taxable	9,201	8,374	827
Tax-exempt	700	688	12
Total loans receivable	9,901	9,062	839
Total Interest Income	12,219	11,794	425

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	181	77	104
Money market	93	81	12
Savings	37	34	3
Certificates of deposit	305	224	81
Individual Retirement Accounts	113	105	8
Total interest-bearing deposits	729	521	208
Borrowed funds:
Short-term	199	77	122
Long-term	65	355	(290)
Total borrowed funds	264	432	(168)
Total Interest Expense	993	953	40

Net Interest Income	$11,226	$10,841	$385

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for 2018 and 35% for 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	3 Months		3 Months
	Ended	Rate of	Ended	Rate of
	3/31/2018	Return/	3/31/2017	Return/
	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale debt securities, at amortized cost:
Taxable	$249,840	2.21%	$270,251	2.11%
Tax-exempt	103,177	3.53%	117,628	4.44%
Total available-for-sale debt securities	353,017	2.60%	387,879	2.81%
Marketable equity security	962	2.11%	1,000	2.03%
Interest-bearing due from banks	14,131	1.43%	14,923	0.87%
Loans held for sale	168	4.83%	201	8.07%
Loans receivable:
Taxable	740,655	5.04%	698,042	4.87%
Tax-exempt	76,242	3.72%	61,336	4.55%
Total loans receivable	816,897	4.92%	759,378	4.84%
Total Earning Assets	1,185,175	4.18%	1,163,381	4.11%
Cash	16,874		16,013
Unrealized gain/loss on securities	(5,529)		(958)
Allowance for loan losses	(9,002)		(8,593)
Bank premises and equipment	15,451		15,712
Intangible assets	11,954		11,959
Other assets	42,781		43,878
Total Assets	$1,257,704		$1,241,392

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$212,981	0.34%	$201,120	0.16%
Money market	179,923	0.21%	191,103	0.17%
Savings	149,618	0.10%	138,805	0.10%
Certificates of deposit	123,974	1.00%	113,636	0.80%
Individual Retirement Accounts	94,311	0.49%	99,028	0.43%
Other time deposits	772	0.00%	791	0.00%
Total interest-bearing deposits	761,579	0.39%	744,483	0.28%
Borrowed funds:
Short-term	52,305	1.54%	41,386	0.75%
Long-term	13,054	2.02%	38,419	3.75%
Total borrowed funds	65,359	1.64%	79,805	2.20%
Total Interest-bearing Liabilities	826,938	0.49%	824,288	0.47%
Demand deposits	235,936		222,740
Other liabilities	8,870		8,162
Total Liabilities	1,071,744		1,055,190
Stockholders' equity, excluding other comprehensive loss	190,129		186,689
Accumulated other comprehensive loss	(4,169)		(487)
Total Stockholders' Equity	185,960		186,202
Total Liabilities and Stockholders' Equity	$1,257,704		$1,241,392
Interest Rate Spread		3.69%		3.64%
Net Interest Income/Earning Assets		3.84%		3.78%

Total Deposits (Interest-bearing and Demand)	$997,515		$967,223

(1) Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% in 2018 and 35% in 2017.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(3) Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 3/31/18 vs. 3/31/17
	Change in	Change in	Total
	Volume	Rate	Change
EARNING ASSETS
Available-for-sale debt securities:
Taxable	($109)	$69	($40)
Tax-exempt	(146)	(244)	(390)
Total available-for-sale debt securities	(255)	(175)	(430)
Marketable equity security	0	0	0
Interest-bearing due from banks	(2)	20	18
Loans held for sale	(1)	(1)	(2)
Loans receivable:
Taxable	522	305	827
Tax-exempt	150	(138)	12
Total loans receivable	672	167	839
Total Interest Income	414	11	425

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	5	99	104
Money market	(5)	17	12
Savings	3	0	3
Certificates of deposit	21	60	81
Individual Retirement Accounts	(5)	13	8
Total interest-bearing deposits	19	189	208
Borrowed funds:
Short-term	24	98	122
Long-term	(171)	(119)	(290)
Total borrowed funds	(147)	(21)	(168)
Total Interest Expense	(128)	168	40

Net Interest Income	$542	($157)	$385

(1) Changes in income on tax-exempt securities and loans are presented on a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for 2018 and 35% for 2017.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST INCOME

TABLE V - COMPARISON OF NONINTEREST INCOME

(In Thousands)

	3 Months Ended
	March 31,		$	%
	2018	2017	Change	Change
Trust and financial management revenue	$1,422	$1,180	$242	20.5
Brokerage revenue	212	156	56	35.9
Insurance commissions, fees and premiums	44	41	3	7.3
Service charges on deposit accounts	1,204	1,101	103	9.4
Service charges and fees	86	80	6	7.5
Interchange revenue from debit card transactions	579	520	59	11.3
Net gains from sales of loans	184	166	18	10.8
Loan servicing fees, net	128	72	56	77.8
Increase in cash surrender value of life insurance	97	90	7	7.8
Other noninterest income	450	458	(8)	(1.7)
Total noninterest income before realized gains on securities, net	$4,406	$3,864	$542	14.0

Table V excludes realized gains on securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table V increased $542,000 (14.0%) in the first three months of 2018 over the first three months of 2017 amount. The most significant variances include the following:

·	Trust and financial management revenue increased $242,000 (20.5%). The increase included the effects of a mid-year 2017 increase in fee levels and an increase in the value of assets under management to $916,295,000 at March 31, 2018, up 4.0% from one year earlier. The increase in value of Trust assets under management resulted from appreciation in equity values and new business.

·	Service charges on deposit accounts increased $103,000 (9.4%), mainly due to increased fees from the overdraft privilege program and reflecting the benefit of operational improvements to the program that were instituted early in 2018.

·	Interchange revenue from debit card transactions increased $59,000 (11.3%), reflecting an increase in volume of transactions.

·	Loan servicing fees, net, increased $56,000. This category includes fees received from servicing residential mortgage loans that have been originated and sold, adjusted for changes in the fair value of servicing rights. The fair value of mortgage servicing rights increased by $20,000 in the first three months of 2018 as compared to a reduction of $30,000 in the same period of 2017.

·	As a result of increased volume, broker-dealer revenue increased $56,000 (35.9%).

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST EXPENSE

TABLE VI - COMPARISON OF NONINTEREST EXPENSE

(Dollars In Thousands)

	Three Months Ended
	March 31,		$	%
	2018	2017	Change	Change
Salaries and wages	$4,124	$3,868	$256	6.6
Pensions and other employee benefits	1,610	1,524	86	5.6
Occupancy expense, net	637	578	59	10.2
Furniture and equipment expense	271	313	(42)	(13.4)
Data processing expenses	641	575	66	11.5
Automated teller machine and interchange expense	322	294	28	9.5
Pennsylvania shares tax	336	336	0	0.0
Professional fees	276	187	89	47.6
Directors' fees	184	185	(1)	(0.5)
Other noninterest expense	1,494	1,438	56	3.9
Total noninterest expense	$9,895	$9,298	$597	6.4

As shown in Table VI, total noninterest expense increased $597,000 (6.4%) in the first three months of 2018 as compared to the first three months of 2017. The most significant variances include the following:

·	Salaries and wages expense increased $256,000 (6.6%), including the effects of annual performance-based salary adjustments for a majority of employees along with an increase of $86,000 in estimated cash and stock-based compensation expense and an increase in the average number of full-time equivalent employees (FTEs) to 294 in the first quarter 2018 from 289 in the first quarter 2017.

·	Pensions and other employee benefits expense increased $86,000, including an increase of $81,000 in health care expenses due to higher claims on the partially self-insured plan.

·	Professional fees were $89,000 higher in 2018 than in 2017. The increase in professional fees included expenses in the first quarter 2018 related to implementation of a new mortgage loan origination system as well as a consulting project related to Board governance and committee structure.

·	Data processing expenses increased $66,000, including costs associated with the new mortgage loan origination system.

·	Occupancy costs increased $59,000, primarily due to increases in fuel and utility costs.

·	Other noninterest expense increased $56,000. Within this category, the largest changes were: (1) telecommunications expense, which increased $100,000 as a result of additional costs related to a new telephone system, along with costs from the prior legacy system during the transition period, and (2) collection expense, net of reimbursements, which was $101,000 lower in the first three months of 2018 than in the same period of 2017.

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The income tax provision for the first three months of 2018 was $741,000, or 14.5% of pre-tax earnings, which was $243,000 lower than the provision for the first three months of 2017 of $984,000, or 22.3% of pre-tax income. The Corporation benefited from the reduction in the federal corporate income tax rate to 21%, effective January 1, 2018, from the 35% marginal tax rate in effect throughout 2017. The Corporation’s effective tax rates differ from the statutory rate of 21% in the first three months of 2018 and 35% for the first three months of 2017 principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At March 31, 2018 the net deferred tax asset was $4,120,000, up from $3,289,000 at December 31, 2017. The most significant change in temporary difference components was a net increase of $1,002,000 related to unrealized losses on available-for-sale securities. At March 31, 2018, the net deferred tax asset associated with the unrealized loss was $1,508,000, while at December 31, 2017, the deferred tax asset associated with the unrealized loss was $506,000, including $843,000 recorded as an offset to the pre-tax unrealized loss within accumulated other comprehensive loss, partially offset by $337,000 charged against retained earnings.

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

Management believes the recorded net deferred tax asset at March 31, 2018 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 11 to the unaudited, consolidated financial statements.

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the “Net Interest Income” section of Management’s Discussion and Analysis. Other significant balance sheet items, including the allowance for loan losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding standby letters of credit at March 31, 2018, and management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2018.

Gross loans outstanding (excluding mortgage loans held for sale) were $817,349,000 at March 31, 2018, up 0.2% from $815,713,000 at December 31, 2017 and 7.3% from $762,021,000 at March 31, 2017. Total outstanding mortgages and other consumer real estate loans were $2,245,000 (0.5%) lower at March 31, 2018 as compared to December 31, 2017; and total outstanding commercial loans were higher by $3,403,000 (1.0%) at March 31, 2018 as compared to December 31, 2017. Average loans outstanding in the first quarter of 2018 of $816,897,000 were $57,519,000 (7.6%) higher than the corresponding total in the first quarter of 2017. The increase in loans outstanding over the last three quarters of 2017 and first quarter of 2018 have included significant increases in residential mortgages, tax-exempt loans and participation loans purchased.

While the Corporation’s lending activities are primarily concentrated in its market area, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial,” “Commercial loans secured by real estate”, “Political subdivisions” and “Other commercial” classes in the loan tables presented in this Form 10-Q. Total participation loans outstanding amounted to $62,788,000 at March 31, 2018, up from $61,245,000 at December 31, 2017 and $43,586,000 at March 31, 2017. At March 31, 2018, the balance of participation loans outstanding includes a total of $52,596,000 to businesses located outside of the Corporation’s market area, including $9,977,000 from participations in loans originated through the Corporation’s membership in a network that originates loans throughout the U.S. The Corporation’s participation loans originated through the network consist of loans to businesses that are larger than the Corporation’s typical commercial customer base. The loans originated through the network are considered “leveraged loans,” meaning the businesses typically have minimal tangible book equity and the extent of collateral available is limited, though at the time of origination the businesses have demonstrated strong cash flow performance in their recent histories. Total leveraged participation loans, including loans originated through the network and two loans originated through another lead institution, totaled $13,975,000 at March 31, 2018, and $15,328,000 at December 31, 2017.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

For loan sales originated under the MPF Xtra and Original programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received, or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At March 31, 2018, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,791,000, and the corresponding total outstanding balance repurchased at December 31, 2017 was $1,805,000.

At March 31, 2018, outstanding balances of loans sold and serviced through the two programs totaled $171,237,000, including loans sold through the MPF Xtra program of $105,197,000 and loans sold through the Original program of $66,040,000. At December 31, 2017, outstanding balances of loans sold and serviced through the two programs totaled $169,725,000, including loans sold through the MPF Xtra program of $107,117,000 and loans sold through the Original program of $62,608,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of March 31, 2018 and December 31, 2017.

For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. At March 31, 2018, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $3,427,000, and the Corporation has recorded a related allowance for credit losses of $291,000 which is included in “Accrued interest and other liabilities” in the accompanying consolidated balance sheets. At December 31, 2017, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $5,742,000, and the related allowance for credit losses was $260,000. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

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

The allowance for loan losses was $9,049,000 at March 31, 2018, up from $8,856,000 at December 31, 2017. Table VIII shows total specific allowances on impaired loans increased $92,000 to $1,371,000 at March 31, 2018 from $1,279,000 at December 31, 2017. The largest individual loan balance for which a specific allowance has been recorded is a real estate secured commercial loan with an outstanding balance of $2,607,000 and a specific allowance of $884,000 at March 31, 2018, down from an outstanding balance of $2,641,000 and a specific allowance of $919,000 at December 31, 2017. The net increase in specific allowances in the first three months of 2018 included the addition of a specific allowance of $158,000 on a commercial loan relationship with outstanding balances totaling $677,000 at March 31, 2018.

The provision for loan losses by segment in the three-month period ended March 31, 2018 and 2017 is as follows:

(In Thousands)	3 Months Ended
	March 31,	March 31,
	2018	2017
Residential mortgage	$31	$129
Commercial	217	303
Consumer	44	20
Total	$292	$452

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The provision for loan losses is further detailed as follows:

	3 Months	3 Months
Residential mortgage segment	Ended	Ended
(In thousands)	March 31,	March 31,
	2018	2017
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$51	$60

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan (reduction) growth	(20)	37
Changes in historical loss experience factors	0	32
Changes in qualitative factors	0	0
Total provision for loan losses -
Residential mortgage segment	$31	$129

	3 Months	3 Months
Commercial segment	Ended	Ended
(In thousands)	March 31,	March 31,
	2018	2017
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$111	$302

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	53	13
Changes in historical loss experience factors	53	43
Changes in qualitative factors	0	(55)
Total provision for loan losses -
Commercial segment	$217	$303

	3 Months	3 Months
Consumer segment	Ended	Ended
(In thousands)	March 31,	March 31,
	2018	2017
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$29	$26

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	4	2
Changes in historical loss experience factors	10	(7)
Changes in qualitative factors	1	(1)
Total provision for loan losses -
Consumer segment	$44	$20

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	3 Months	3 Months
Total - All segments	Ended	Ended
(In thousands)	March 31,	March 31,
	2018	2017
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$191	$388

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	37	52
Changes in historical loss experience factors	63	68
Changes in qualitative factors	1	(56)
Total provision for loan losses -
All segments	$292	$452

For the periods shown in the tables immediately above, the provision related to increases or decreases in specific allowances on impaired loans was affected by changes in the results of management’s assessment of the amount of probable or actual (charged-off) losses associated with a small number of larger, individual loans. This line item also includes net charge-offs or recoveries from smaller loans that had not been individually evaluated for impairment prior to charge-off.

In the tables immediately above, the portion of the net change in the collectively determined allowance attributable to loan growth was determined by applying the historical loss experience and qualitative factors used in the allowance calculation at the end of the preceding period to the net increase in loans outstanding (excluding loans specifically evaluated for impairment) for the period.

The effect on the provision of changes in historical loss experience and qualitative factors, as shown in the tables above, was determined by: (1) calculating the net change in each factor used in determining the allowance at the end of the period as compared to the preceding period, and (2) applying the net change in each factor to the outstanding balance of loans at the end of the preceding period (excluding loans specifically evaluated for impairment).

Table IX presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Total nonperforming loans as a percentage of outstanding loans was 2.00% at March 31, 2018, down from 2.10% at December 31, 2017, and nonperforming assets as a percentage of total assets was 1.39% at March 31, 2018, down from 1.47% at December 31, 2017. Table IX presents data at March 31, 2018 and at the end of each of the years ended December 31, 2013 through 2017. For the range of dates presented in Table IX, total nonperforming loans as a percentage of loans has ranged from a low of 2.00% at March 31, 2018 to a high of 2.80% at December 31, 2013, and total nonperforming assets as a percentage of assets have ranged from a low of 1.31% at December 31, 2015 to a high of 1.53% at December 31, 2013.

Total impaired loans of $10,206,000 at March 31, 2018 are up $695,000 from the corresponding amount at December 31, 2017 of $9,511,000, including an increase in impaired loans with a valuation allowance of $599,000. Table IX shows that over the period 2013-2017, the year-end total outstanding balance of impaired loans has ranged from a low of $9,511,000 in 2017 to a high of $16,321,000 in 2013.

Total nonperforming assets of $17,482,000 at March 31, 2018 are $1,244,000 lower than the corresponding amount at December 31, 2017, summarized as follows:

·	Total nonaccrual loans at March 31, 2018 of $13,587,000 was $183,000 higher than the corresponding December 31, 2017 total of $13,404,000.

·	Total loans past due 90 days or more and still accruing interest amounted to $2,795,000 at March 31, 2018, a decrease of $929,000 from the total at December 31, 2017. The reduction in loans past due 90 days or more included a reduction in residential mortgage loans of $568,000 and commercial loans of $360,000. The Corporation reviews the status of loans past due 90 days or more each quarter to determine if it is appropriate to continue to accrue interest, and has determined the loans included in this category are well secured and that ultimate collection of all principal and interest is probable.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	Foreclosed assets held for sale consisted of real estate, and totaled $1,100,000 at March 31, 2018, a decrease of $498,000 from $1,598,000 at December 31, 2017. At March 31, 2018, the Corporation held 12 such properties for sale, with total carrying values of $396,000 related to residential real estate, $632,000 of land and $72,000 related to commercial real estate. At December 31, 2017, the Corporation held 16 such properties for sale, with total carrying values of $721,000 related to residential real estate, $632,000 of land and $245,000 related to commercial real estate. The Corporation evaluates the carrying values of foreclosed assets each quarter based on the most recent market activity or appraisals for each property.

Over the period 2013-2017 and the first three months of 2018, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of March 31, 2018. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VII through X present historical data related to loans and the allowance for loan losses.

TABLE VII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)

	March 31,	March 31,	Years Ended December 31,
	2018	2017	2017	2016	2015	2014	2013
Balance, beginning of year	$8,856	$8,473	$8,473	$7,889	$7,336	$8,663	$6,857
Charge-offs:
Residential mortgage	(53)	(63)	(197)	(73)	(217)	(327)	(95)
Commercial	(21)	(96)	(132)	(597)	(251)	(1,715)	(459)
Consumer	(41)	(41)	(150)	(87)	(94)	(97)	(117)
Total charge-offs	(115)	(200)	(479)	(757)	(562)	(2,139)	(671)
Recoveries:
Residential mortgage	2	3	19	3	1	25	24
Commercial	2	1	4	35	214	264	348
Consumer	12	15	38	82	55	47	58
Total recoveries	16	19	61	120	270	336	430
Net charge-offs	(99)	(181)	(418)	(637)	(292)	(1,803)	(241)
Provision for loan losses	292	452	801	1,221	845	476	2,047
Balance, end of period	$9,049	$8,744	$8,856	$8,473	$7,889	$7,336	$8,663
Net charge-offs as a % of average loans	0.01%	0.02%	0.05%	0.09%	0.04%	0.29%	0.04%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VIII - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	March 31,	As of December 31,
	2018	2017	2016	2015	2014	2013
ASC 310 - Impaired loans	$1,371	$1,279	$674	$820	$769	$2,333
ASC 450 - Collective segments:
Commercial	3,184	3,078	3,373	3,103	2,732	2,583
Residential mortgage	3,821	3,841	3,890	3,417	3,295	3,156
Consumer	174	159	138	122	145	193
Unallocated	499	499	398	427	395	398
Total Allowance	$9,049	$8,856	$8,473	$7,889	$7,336	$8,663

TABLE IX - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(Dollars In Thousands)

	March 31,	As of December 31,
	2018	2017	2016	2015	2014	2013
Impaired loans with a valuation allowance	$4,699	$4,100	$3,372	$1,933	$3,241	$9,889
Impaired loans without a valuation allowance	5,507	5,411	7,488	8,041	9,075	6,432
Total impaired loans	$10,206	$9,511	$10,860	$9,974	$12,316	$16,321
Total loans past due 30-89 days and still accruing	$5,927	$9,449	$7,735	$7,057	$7,121	$8,305

Nonperforming assets:
Total nonaccrual loans	$13,587	$13,404	$8,736	$11,517	$12,610	$14,934
Total loans past due 90 days or more and still accruing	2,795	3,724	6,838	3,229	2,843	3,131
Total nonperforming loans	16,382	17,128	15,574	14,746	15,453	18,065
Foreclosed assets held for sale (real estate)	1,100	1,598	2,180	1,260	1,189	892
Total nonperforming assets	$17,482	$18,726	$17,754	$16,006	$16,642	$18,957

Loans subject to troubled debt restructurings (TDRs):
Performing	$774	$636	$5,803	$1,186	$1,807	$3,267
Nonperforming	2,987	3,027	2,874	5,178	5,388	908
Total TDRs	$3,761	$3,663	$8,677	$6,364	$7,195	$4,175

Total nonperforming loans as a % of loans	2.00%	2.10%	2.07%	2.09%	2.45%	2.80%
Total nonperforming assets as a % of assets	1.39%	1.47%	1.43%	1.31%	1.34%	1.53%
Allowance for loan losses as a % of total loans	1.11%	1.09%	1.13%	1.12%	1.16%	1.34%
Allowance for loan losses as a % of nonperforming loans	55.24%	51.70%	54.40%	53.50%	47.47%	47.95%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE X - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)

	March 31,	As of December 31,
	2018	2017	2016	2015	2014	2013
Residential mortgage:
Residential mortgage loans - first liens	$358,786	$359,987	$334,102	$304,783	$291,882	$299,831
Residential mortgage loans - junior liens	25,870	25,325	23,706	21,146	21,166	23,040
Home equity lines of credit	34,595	35,758	38,057	39,040	36,629	34,530
1-4 Family residential construction	25,790	26,216	24,908	21,121	16,739	13,909
Total residential mortgage	445,041	447,286	420,773	386,090	366,416	371,310
Commercial:
Commercial loans secured by real estate	161,571	159,266	150,468	154,779	145,878	147,215
Commercial and industrial	89,346	88,276	83,854	75,196	50,157	42,387
Political subdivisions	56,224	59,287	38,068	40,007	17,534	16,291
Commercial construction and land	13,232	14,527	14,287	5,122	6,938	17,003
Loans secured by farmland	7,015	7,255	7,294	7,019	7,916	10,468
Multi-family (5 or more) residential	7,621	7,713	7,896	9,188	8,917	10,985
Agricultural loans	5,803	6,178	3,998	4,671	3,221	3,251
Other commercial loans	16,079	10,986	11,475	12,152	13,334	14,631
Total commercial	356,891	353,488	317,340	308,134	253,895	262,231
Consumer	15,417	14,939	13,722	10,656	10,234	10,762
Total	817,349	815,713	751,835	704,880	630,545	644,303
Less: allowance for loan losses	(9,049)	(8,856)	(8,473)	(7,889)	(7,336)	(8,663)
Loans, net	$808,300	$806,857	$743,362	$696,991	$623,209	$635,640

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At March 31, 2018, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $15,600,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $15,544,000 at March 31, 2018.

The Corporation’s outstanding, available, and total credit facilities at March 31, 2018 and December 31, 2017 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	Mar 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
	2018	2017	2018	2017	2018	2017
Federal Home Loan Bank of Pittsburgh	$39,122	$67,189	$319,222	$295,441	$358,344	$362,630
Federal Reserve Bank Discount Window	0	0	15,141	15,877	15,141	15,877
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$39,122	$67,189	$379,363	$356,318	$418,485	$423,507

At March 31, 2018, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of a short-term borrowings of $21,000,000 and long-term borrowings with a total amount of $18,122,000. At December 31, 2017, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $29,000,000, short-term borrowings of $29,000,000 and long-term borrowings with a total amount of $9,189,000. Additional information regarding borrowed funds is included in Note 8 of the unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations or use repurchase agreements placed with brokers to borrow funds secured by investment assets. At March 31, 2018, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $188,290,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning capital ratios at March 31, 2018 and December 31, 2017 are presented below. Management believes, as of March 31, 2018 and December 31, 2017, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject and maintain capital conservation buffers (described in more detail below) that allow the Corporation and C&N Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at March 31, 2018 and December 31, 2017 exceed the Corporation’s policy threshold levels.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(Dollars in Thousands)							Minimum To Be Well
			Minimum		Minimum To Maintain		Capitalized Under		Minimum To Meet
			Capital		Capital Conservation		Prompt Corrective		the Corporation's
	Actual		Requirement		Buffer at Reporting Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018:
Total capital to risk-weighted assets:
Consolidated	$189,309	23.49%	$64,470	³8%	$79,580	³9.875%	$80,587	³10%	$84,617	³10.5%
C&N Bank	167,117	20.85%	64,116	³8%	79,143	³9.875%	80,145	³10%	84,152	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	179,969	22.33%	48,352	³6%	63,463	³7.875%	64,470	³8%	68,499	³8.5%
C&N Bank	157,777	19.69%	48,087	³6%	63,114	³7.875%	64,116	³8%	68,123	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	179,969	22.33%	36,264	³4.5%	51,374	³6.375%	52,382	³6.5%	56,411	³7%
C&N Bank	157,777	19.69%	36,065	³4.5%	51,092	³6.375%	52,094	³6.5%	56,101	³7%
Tier 1 capital to average assets:
Consolidated	179,969	14.33%	50,239	³4%	N/A	N/A	62,798	³5%	62,798	³5%
C&N Bank	157,777	12.75%	49,480	³4%	N/A	N/A	61,850	³5%	61,850	³5%
December 31, 2017:
Consolidated	$187,097	23.07%	$64,872	³8%	$75,008	³9.25%	$81,090	³10%	$85,144	³10.5%
C&N Bank	165,142	20.47%	64,528	³8%	74,611	³9.25%	80,661	³10%	84,694	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	177,981	21.95%	48,654	³6%	58,790	³7.25%	64,872	³8%	68,926	³8.5%
C&N Bank	156,026	19.34%	48,396	³6%	58,479	³7.25%	64,528	³8%	68,561	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	177,981	21.95%	36,490	³4.5%	46,626	³5.75%	52,708	³6.5%	56,763	³7%
C&N Bank	156,026	19.34%	36,297	³4.5%	46,380	³5.75%	52,429	³6.5%	56,462	³7%
Tier 1 capital to average assets:
Consolidated	177,981	14.23%	50,023	³4%	N/A	N/A	62,529	³5%	62,529	³5%
C&N Bank	156,026	12.63%	49,418	³4%	N/A	N/A	61,772	³5%	61,772	³5%

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The current (new) capital rule provides that, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. The current and remaining transition schedule for capital ratios, including the capital conservation buffer, is as follows:

	As of January 1:
	2018	2019
Minimum common equity tier 1 capital ratio	4.5%	4.5%
Common equity tier 1 capital conservation buffer	1.875%	2.5%
Minimum common equity tier 1 capital ratio plus capital conservation buffer	6.375%	7.0%
Phase-in of most deductions from common equity tier 1 capital	100%	100%
Minimum tier 1 capital ratio	6.0%	6.0%
Minimum tier 1 capital ratio plus capital conservation buffer	7.875%	8.5%
Minimum total capital ratio	8.0%	8.0%
Minimum total capital ratio plus capital conservation buffer	9.875%	10.5%

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

At March 31, 2018, the Corporation’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 15.49%. C&N Bank’s Capital Conservation Buffer (also determined based on the minimum total capital ratio) was 12.85%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income (Loss) within stockholders’ equity. The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains (losses) on available-for-sale securities, net of deferred income tax, amounted to ($5,679,000) at March 31, 2018 and ($1,566,000) at December 31, 2017. Changes in accumulated other comprehensive income (loss) are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at March 31, 2018.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $141,000 at March 31, 2018 and $59,000 at December 31, 2017.

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

Comprehensive Income totaled $621,000 in the first quarter 2018 as compared to $3,857,000 in the first quarter 2017. For the three months ended March 31, 2018, Comprehensive Income included: (1) Net Income of $4,375,000, which was $941,000 higher than in the first quarter 2017; (2) Other Comprehensive Loss from a decrease in net unrealized losses on available-for-sale securities of ($3,824,000) as compared to Other Comprehensive Income of $319,000 from net unrealized gains on available-for-sale securities in the first quarter 2017; and (3) Other Comprehensive Income from defined benefit plans of $70,000 for the first quarter 2018 as compared to $104,000 for the first quarter 2017.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Since September 2007, the Federal Reserve has maintained the fed funds target rate at extremely low levels by historical standards. Further, throughout the period of low interest rates, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. Since late 2015, the Federal Reserve has begun to move its fed funds target rate higher, in an effort to re-establish a more normalized level by historical standards, with six separate 0.25% increases from December 2015 through March 2018, resulting in the current range of 1.50% to 1.75%. Inflation has remained subdued, measured through 2017 and the first three months of 2018 at levels below the Federal Open Market Committee’s 2% longer run objective, though the FOMC noted in its latest statement that the labor market continues to strengthen and that economic activity continues to rise at a moderate rate. The Committee continues to suggest that as market conditions continue to improve, further gradual increases in the federal funds rate will be warranted.

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

Table XI, which follows this discussion, is based on the results of calculations performed using the simulation model as of March 31, 2018 and December 31, 2017. The table shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XI - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

March 31, 2018 Data
(Dollars In Thousands)	Period Ending March 31, 2019

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$59,148	$18,287	$40,861	-6.5%	25.0%
+300	56,381	14,757	41,624	-4.8%	20.0%
+200	53,639	11,227	42,412	-3.0%	15.0%
+100	50,817	7,697	43,120	-1.4%	10.0%
0	47,889	4,172	43,717	0.0%	0.0%
-100	44,619	2,927	41,692	-4.6%	10.0%
-200	41,874	2,510	39,364	-10.0%	15.0%
-300	40,563	2,390	38,173	-12.7%	20.0%
-400	40,263	2,390	37,873	-13.4%	25.0%

	Market Value of Portfolio Equity at March 31, 2018

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$198,879	-15.0%	50.0%
+300	206,239	-11.9%	45.0%
+200	215,431	-7.9%	35.0%
+100	224,330	-4.1%	25.0%
0	233,972	0.0%	0.0%
-100	234,934	0.4%	25.0%
-200	233,932	0.0%	35.0%
-300	237,523	1.5%	45.0%
-400	276,905	18.3%	50.0%

December 31, 2017 Data
(Dollars in Thousands)		Period Ending December 31, 2018

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$57,619	$19,730	$37,889	-10.8%	25.0%
+300	54,978	15,852	39,126	-7.9%	20.0%
+200	52,334	11,974	40,360	-5.0%	15.0%
+100	49,620	8,095	41,525	-2.2%	10.0%
0	46,717	4,243	42,474	0.0%	0.0%
-100	43,581	2,781	40,800	-3.9%	10.0%
-200	41,290	2,216	39,074	-8.0%	15.0%
-300	40,463	2,191	38,272	-9.9%	20.0%
-400	40,194	2,191	38,003	-10.5%	25.0%

	Market Value of Portfolio Equity at December 31, 2017

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$195,385	-16.8%	50.0%
+300	203,648	-13.3%	45.0%
+200	213,689	-9.0%	35.0%
+100	224,389	-4.4%	25.0%
0	234,759	0.0%	0.0%
-100	236,030	0.5%	25.0%
-200	234,863	0.0%	35.0%
-300	252,464	7.5%	45.0%
-400	292,124	24.4%	50.0%

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

There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed February 15, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities during the first quarter 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2018	0	$0	0	600,000
February 1 - 28, 2018	0	$0	0	600,000
March 1 - 31, 2018	0	$0	0	600,000

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

CITIZENS & NORTHERN CORPORATION

May 3, 2018	By:	/s/ J. Bradley Scovill
Date	President and Chief Executive Officer

May 3, 2018	By:	/s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer

