Form 10-Q
period 2018-06-30
CITIZENS & NORTHERN CORP
filed 2018-08-06
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	12,281,924 Shares Outstanding on July 30, 2018

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data) (Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks:
Noninterest-bearing	$19,720	$25,664
Interest-bearing	31,755	14,580
Total cash and due from banks	51,475	40,244
Available-for-sale debt securities, at fair value	348,044	355,937
Marketable equity security	948	971
Loans held for sale	177	765

Loans receivable	818,647	815,713
Allowance for loan losses	(8,831)	(8,856)
Loans, net	809,816	806,857

Bank-owned life insurance	18,835	20,083
Accrued interest receivable	4,042	4,048
Bank premises and equipment, net	15,017	15,432
Foreclosed assets held for sale	2,897	1,598
Deferred tax asset, net	4,304	3,289
Intangible assets - Goodwill and core deposit intangibles	11,952	11,954
Other assets	16,500	15,781
TOTAL ASSETS	$1,284,007	$1,276,959

LIABILITIES
Deposits:
Noninterest-bearing	$248,502	$241,214
Interest-bearing	792,397	767,235
Total deposits	1,040,899	1,008,449
Short-term borrowings	17,169	61,766
Long-term borrowings	27,054	9,189
Accrued interest and other liabilities	9,706	9,112
TOTAL LIABILITIES	1,094,828	1,088,516

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares; issued 12,655,171; outstanding 12,280,538 at June 30, 2018 and 12,214,525 December 31, 2017	12,655	12,655
Paid-in capital	71,947	72,035
Retained earnings	118,012	113,608
Treasury stock, at cost; 374,633 shares at June 30, 2018 and 440,646 shares at December 31, 2017	(7,096)	(8,348)
Accumulated other comprehensive loss	(6,339)	(1,507)
TOTAL STOCKHOLDERS' EQUITY	189,179	188,443
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,284,007	$1,276,959

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income

(In Thousands Except Per Share Data) (Unaudited)

	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans:
Taxable	$9,575	$8,609	$18,776	$16,983
Tax-exempt	560	501	1,116	951
Interest on mortgages held for sale	4	6	6	10
Interest on balances with depository institutions	96	41	146	73
Income from available-for-sale debt securities:
Taxable	1,381	1,352	2,744	2,755
Tax-exempt	712	826	1,425	1,670
Dividends on marketable equity security	6	5	11	10
Total interest and dividend income	12,334	11,340	24,224	22,452
INTEREST EXPENSE
Interest on deposits	879	575	1,608	1,096
Interest on short-term borrowings	82	45	281	122
Interest on long-term borrowings	118	358	183	713
Total interest expense	1,079	978	2,072	1,931
Net interest income	11,255	10,362	22,152	20,521
(Credit) provision for loan losses	(20)	4	272	456
Net interest income after (credit) provision for loan losses	11,275	10,358	21,880	20,065
NONINTEREST INCOME
Trust and financial management revenue	1,526	1,497	2,948	2,677
Brokerage revenue	271	208	483	364
Insurance commissions, fees and premiums	13	31	57	72
Service charges on deposit accounts	1,302	1,112	2,506	2,213
Service charges and fees	82	86	168	166
Interchange revenue from debit card transactions	641	568	1,220	1,088
Net gains from sale of loans	166	188	350	354
Loan servicing fees, net	61	55	189	127
Increase in cash surrender value of life insurance	98	94	195	184
Other noninterest income	529	267	979	725
Sub-total	4,689	4,106	9,095	7,970
Gain on restricted equity security	1,750	0	1,750	0
Realized (losses) gains on available-for-sale debt securities, net	(282)	107	(282)	252
Total noninterest income	6,157	4,213	10,563	8,222
NONINTEREST EXPENSE
Salaries and wages	4,193	3,972	8,317	7,840
Pensions and other employee benefits	1,200	1,137	2,810	2,661
Occupancy expense, net	613	600	1,250	1,178
Furniture and equipment expense	313	315	584	628
Data processing expenses	694	615	1,335	1,190
Automated teller machine and interchange expense	319	305	641	599
Pennsylvania shares tax	336	336	672	672
Professional fees	279	188	555	375
Telecommunications	157	132	390	266
Directors' fees	168	186	352	371
Other noninterest expense	1,412	1,290	2,673	2,594
Total noninterest expense	9,684	9,076	19,579	18,374
Income before income tax provision	7,748	5,495	12,864	9,913
Income tax provision	1,377	1,374	2,118	2,358
NET INCOME	$6,371	$4,121	$10,746	$7,555
EARNINGS PER COMMON SHARE - BASIC	$0.52	$0.34	$0.88	$0.62
EARNINGS PER COMMON SHARE - DILUTED	$0.52	$0.34	$0.87	$0.62

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income

(In Thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$6,371	$4,121	$10,746	$7,555

Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains on available-for-sale securities	(1,292)	1,644	(6,131)	2,280
Reclassification adjustment for losses (gains) realized in income	282	(107)	282	(252)
Other comprehensive (loss) gain on available-for-sale securities	(1,010)	1,537	(5,849)	2,028

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in accumulated other comprehensive gain	0	0	93	166
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(5)	(6)	(10)	(12)
Other comprehensive (loss )gain on unfunded retirement obligations	(5)	(6)	83	154

Other comprehensive (loss) income before income tax	(1,015)	1,531	(5,766)	2,182
Income tax related to other comprehensive loss (income)	214	(536)	1,211	(764)

Net other comprehensive (loss) income	(801)	995	(4,555)	1,418

Comprehensive income	$5,570	$5,116	$6,191	$8,973

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	6 Months Ended
	June 30,	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,746	$7,555
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	272	456
Realized losses (gains) on available-for-sale securities, net	282	(252)
Unrealized loss on marketable equity security	23	0
Gain on restricted equity security	(1,750)	0
Depreciation expense	850	826
Accretion and amortization on securities, net	512	583
Increase in cash surrender value of life insurance	(195)	(184)
Stock-based compensation and other expense	338	322
Deferred income taxes	196	411
Decrease in fair value of servicing rights	26	78
Gains on sales of loans, net	(350)	(354)
Origination of loans for sale	(10,730)	(12,741)
Proceeds from sales of loans	11,571	11,434
Increase in accrued interest receivable and other assets	(454)	(1,568)
Decrease in accrued interest payable and other liabilities	677	921
Other	193	104
Net Cash Provided by Operating Activities	12,207	7,591
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	820	348
Purchase of certificates of deposit	(350)	(100)
Proceeds from sales of available-for-sale securities	0	14,373
Proceeds from calls and maturities of available-for-sale securities	23,605	27,529
Purchase of available-for-sale securities	(22,355)	(9,376)
Redemption of Federal Home Loan Bank of Pittsburgh stock	4,020	4,054
Purchase of Federal Home Loan Bank of Pittsburgh stock	(2,542)	(3,206)
Net increase in loans	(5,712)	(28,753)
Proceeds from bank owned life insurance	1,443	0
Purchase of premises and equipment	(687)	(939)
Proceeds from sale of foreclosed assets	1,243	644
Other	84	75
Net Cash (Used in) Provided by Investing Activities	(431)	4,649
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	32,450	13,419
Net decrease in short-term borrowings	(44,597)	(17,300)
Proceeds from long-term borrowings	18,000	0
Repayments of long-term borrowings	(135)	(133)
Sale of treasury stock	65	81
Common dividends paid	(5,858)	(5,525)
Net Cash Used in Financing Activities	(75)	(9,458)
INCREASE IN CASH AND CASH EQUIVALENTS	11,701	2,782
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	37,004	28,621
CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,705	$31,403

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$2,486	$608
Accrued purchase of available-for-sale debt security	$0	$505
Interest paid	$2,011	$1,926
Income taxes paid	$1,275	$1,635

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders' Equity

(In Thousands Except Share and Per Share Data)

(Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Six Months Ended June 30, 2018
Balance, December 31, 2017	12,655,171	440,646	$12,655	$72,035	$113,608	($1,507)	($8,348)	$188,443
Impact of change in enacted income tax rate (a)					325	(325)		0
Impact of change in method of premium amortization of callable debt securities (b)					(26)	26		0
Impact of change in method of accounting for marketable equity security (c)					(22)	22		0
Net income					10,746			10,746
Other comprehensive loss, net						(4,555)		(4,555)
Cash dividends declared on common stock, $0.54 per share					(6,619)			(6,619)
Shares issued for dividend reinvestment Plan		(31,572)		163			598	761
Shares issued from treasury and redeemed related to exercise of stock options		(7,417)		(75)			140	65
Restricted stock granted		(34,552)		(655)			655	0
Forfeiture of restricted stock		7,528		141			(141)	0
Stock-based compensation expense				338				338
Balance, June 30, 2018	12,655,171	374,633	$12,655	$71,947	$118,012	$(6,339)	$(7,096)	$189,179

Six Months Ended June 30, 2017
Balance, December 31, 2016	12,655,171	541,943	$12,655	$71,730	$112,790	($898)	($10,269)	$186,008
Net income					7,555			7,555
Other comprehensive income, net						1,418		1,418
Cash dividends declared on common stock, $0.52 per share					(6,279)			(6,279)
Shares issued for dividend reinvestment Plan		(31,913)		148			606	754
Shares issued from treasury and redeemed related to exercise of stock options		(4,578)		(4)			85	81
Restricted stock granted		(30,782)		(583)			583	0
Forfeiture of restricted stock		3,808		71			(71)	0
Stock-based compensation expense				322				322
Balance, June 30, 2017	12,655,171	478,478	$12,655	$71,684	$114,066	$520	($9,066)	$189,859

(a)	As described in more detail in the Recent Accounting Pronouncements - Adopted section of Note 1, this reclassification resulted from adoption of Accounting Standards Update (ASU) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, effective January 1, 2018.

(b)	As described in more detail in the Recent Accounting Pronouncements - Adopted section of Note 1, this reclassification resulted from adoption of ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), effective January 1, 2018.

(c)	As described in more detail in the Recent Accounting Pronouncements - Adopted section of Note 1, this reclassification resulted from adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, effective January 1, 2018.

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

Operating results reported for the three-month and six-month periods ended June 30, 2018 might not be indicative of the results for the year ending December 31, 2018. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements - Adopted

Effective January 1, 2018, the Corporation adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  Under the ASU, as modified by subsequent ASUs, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration the entity expects to receive in exchange for those services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The Corporation applied the five-step method outlined in the ASU to all revenue streams scoped-in by the ASU and elected the modified retrospective implementation method. Substantially all of the Corporation’s interest income and certain noninterest income were not impacted by the adoption of this ASU because the revenue from those contracts with customers is covered by other guidance in U.S. GAAP. The Corporation’s largest sources of noninterest revenue which are subject to the guidance include Trust and financial management revenue, service charges on deposit accounts and interchange revenue from debit card transactions. Adoption of ASU 2014-09 did not change the timing and pattern of the Corporation’s revenue recognition related to scoped-in noninterest income. New disclosures required by the ASU have been included in Note 13.

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

Effective January 1, 2018, the Corporation elected early adoption of ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). This Update shortens the amortization period for certain callable debt securities held at a premium. Discounts will continue to be amortized to maturity. Adoption resulted in a reduction in retained earnings and corresponding increase in accumulated other comprehensive loss (no net change in stockholders’ equity) of $26,000 at January 1, 2018 for the cumulative after-tax impact of the change in accounting for debt securities held as of that date.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Effective January 1, 2018, the Corporation adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 was effective for the Corporation on January 1, 2018 and resulted in the following changes:

·	A marketable equity security previously included in available-for-sale securities on the consolidated balance sheets is presented as a separate asset.

·	Changes in the fair value of the marketable equity security are captured in the consolidated statements of income.

·	Retained earnings was reduced and a corresponding increase in accumulated other comprehensive loss was recognized (no net change in stockholders’ equity) of $22,000 at January 1, 2018 for the after-tax impact of the change in accounting for the unrealized loss on the marketable equity security.

·	As described in more detail in Note 6, in the second quarter 2018, an unrealized gain of $866,000 (pre-tax) was recognized in the unaudited, consolidated statements of income on a restricted equity security (Visa Class B stock). As required by ASU 2016-01, the Corporation considered the pricing of observable transactions in determining the carrying value of this equity security that does not have a readily determinable fair value. Accordingly, the Corporation’s second quarter 2018 gain included the realized portion related to 10,000 shares sold in June 2018 and an unrealized portion based on the price per share of that sale. At June 30, 2018, the balance of other assets in the unaudited, consolidated balance sheet included a total of $1,750,000 associated with the Visa Cass B shares, including a receivable of $884,000 from the sale of 10,000 shares and $866,000 from the carrying value of the remaining 9,789 shares.

·	Adoption of ASU 2016-01 also resulted in the use of an exit price to determine the fair value of financial instruments not measured at fair value in the consolidated balance sheets. Further information regarding valuation of financial instruments is provided in Note 5.

Recently Issued But Not Yet Effective Accounting Pronouncements

ASU 2016-02, Leases (Topic 842) changes current GAAP by requiring that lease assets and liabilities arising from operating leases be recognized on the balance sheet. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, amending narrow aspects of Topic 842. Topic 842 would not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee from current U.S. GAAP. For leases with a term of 12 months or less, a lessee would be permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. Topic 842 will become effective for the Corporation for annual and interim periods beginning in the first quarter 2019. Adoption of Topic 842 is not expected to have a material impact on the Corporation’s consolidated financial statements. The Corporation leases certain properties and equipment under operating leases that will result in the recognition of lease assets and lease liabilities on the consolidated balance sheet under Topic 842; however, the majority of the Corporation’s properties and equipment are owned, not leased.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Basic
Net income	$6,371,000	$4,121,000	$10,746,000	$7,555,000
Less: Dividends and undistributed earnings allocated to participating securities	(32,000)	(21,000)	(55,000)	(39,000)
Net income attributable to common shares	$6,339,000	$4,100,000	$10,691,000	$7,516,000
Basic weighted-average common shares outstanding	12,210,902	12,106,008	12,200,245	12,095,926
Basic earnings per common share (a)	$0.52	$0.34	$0.88	$0.62

Diluted
Net income attributable to common shares	$6,339,000	$4,100,000	$10,691,000	$7,516,000
Basic weighted-average common shares outstanding	12,210,902	12,106,008	12,200,245	12,095,926
Dilutive effect of potential common stock arising from stock options	37,243	38,698	36,273	42,263
Diluted weighted-average common shares outstanding	12,248,145	12,144,706	12,236,518	12,138,189
Diluted earnings per common share (a)	$0.52	$0.34	$0.87	$0.62

Weighted-average nonvested restricted shares outstanding	61,172	62,080	63,175	63,633

(a) Basic and diluted earnings per share under the two-class method are determined on net income reported on the consolidated statements of income, less earnings allocated to nonvested restricted shares with nonforfeitable dividends (participating securities).

Anti-dilutive stock options are excluded from net income per share calculations. There were no anti-dilutive instruments in the three-month or six-month periods ended June 30, 2018 and 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2018
Unrealized losses on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	$(6,131)	$1,287	$(4,844)
Reclassification adjustment for losses realized in income	282	(59)	223
Other comprehensive loss on available-for-sale securities	(5,849)	1,228	(4,621)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	93	(19)	74
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(10)	2	(8)
Other comprehensive income on unfunded retirement obligations	83	(17)	66

Total other comprehensive loss	$(5,766)	$1,211	$(4,555)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2017
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$2,280	($798)	$1,482
Reclassification adjustment for (gains) realized in income	(252)	88	(164)
Other comprehensive income on available-for-sale securities	2,028	(710)	1,318
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	166	(58)	108
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(12)	4	(8)
Other comprehensive income on unfunded retirement obligations	154	(54)	100

Total other comprehensive income	$2,182	($764)	$1,418

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended June 30, 2018
Unrealized losses on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	$(1,292)	$272	$(1,020)
Reclassification adjustment for losses realized in income	282	(59)	223
Other comprehensive loss on available-for-sale securities	(1,010)	213	(797)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	0	0	0
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(5)	1	(4)
Other comprehensive loss on unfunded retirement obligations	(5)	1	(4)

Total other comprehensive loss	$(1,015)	$214	$(801)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended June 30, 2017
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$1,644	($575)	$1,069
Reclassification adjustment for (gains) realized in income	(107)	37	(70)
Other comprehensive income on available-for-sale securities	1,537	(538)	999
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	0	0	0
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(6)	2	(4)
Other comprehensive loss on unfunded retirement obligations	(6)	2	(4)

Total other comprehensive income	$1,531	$(536)	$995

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

(In Thousands)	Unrealized		Accumulated
	(Losses)	Unfunded	Other
	Gains	Retirement	Comprehensive
	on Securities	Obligations	Income (Loss)
Six Months Ended June 30, 2018
Balance, beginning of period	$(1,566)	$59	$(1,507)
Impact of change in enacted income tax rate	(337)	12	(325)
Impact of change in the method of premium amortization of callable debt securities	26	0	26
Impact of change in the method of accounting for marketable equity security	22	0	22
Other comprehensive (loss) income during six months ended June 30, 2018	(4,621)	66	(4,555)
Balance, end of period	$(6,476)	$137	$(6,339)

Six Months Ended June 30, 2017
Balance, beginning of period	$(949)	$51	$(898)
Other comprehensive income during six months ended June 30, 2017	1,318	100	1,418
Balance, end of period	$369	$151	$520

Three Months Ended June 30, 2018
Balance, beginning of period	$(5,679)	$141	$(5,538)
Other comprehensive (loss) during three months ended June 30, 2018	(797)	(4)	(801)
Balance, end of period	$(6,476)	$137	$(6,339)

Three Months Ended June 30, 2017
Balance, beginning of period	$(630)	$155	$(475)
Other comprehensive income (loss) during three months ended June 30, 2017	999	(4)	995
Balance, end of period	$369	$151	$520

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Items reclassified out of each component of other comprehensive (loss) income are as follows:

For the Six Months Ended June 30, 2018
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Loss Components	Comprehensive Loss	Statements of Income
Unrealized gains and losses on available-for-sale securities	$282	Realized losses on available-for-sale debt securities, net
	(59)	Income tax provision
	223	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(16)	Other noninterest expense
Actuarial loss	6	Other noninterest expense
	(10)	Total before tax
	2	Income tax provision
	(8)	Net of tax
Total reclassifications for the period	$215

For the Six Months Ended June 30, 2017
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Loss Components	Comprehensive Loss	Statements of Income
Unrealized gains and losses on available-for-sale securities	$(252)	Realized gains on available-for-sale debt securities, net
	88	Income tax provision
	(164)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(15)	Other noninterest expense
Actuarial loss	3	Other noninterest expense
	(12)	Total before tax
	4	Income tax provision
	(8)	Net of tax
Total reclassifications for the period	$(172)

For the Three Months Ended June 30, 2018
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Loss Components	Comprehensive Loss	Statements of Income
Unrealized gains and losses on available-for-sale securities	$282	Realized losses on available-for-sale debt securities, net
	(59)	Income tax provision
	223	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(8)	Other noninterest expense
Actuarial loss	3	Other noninterest expense
	(5)	Total before tax
	1	Income tax provision
	(4)	Net of tax
Total reclassifications for the period	$219

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

For the Three Months Ended June 30, 2017
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Loss Components	Comprehensive Loss	Statements of Income
Unrealized gains and losses on available-for-sale securities	$(107)	Realized gains on available-for-sale debt securities, net
	37	Income tax provision
	(70)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(7)	Other noninterest expense
Actuarial loss	1	Other noninterest expense
	(6)	Total before tax
	2	Income tax provision
	(4)	Net of tax
Total reclassifications for the period	$(74)

4. CASH AND DUE FROM BANKS

Cash and due from banks at June 30, 2018 and December 31, 2017 include the following:

(In thousands)	June 30,	Dec. 31,
	2018	2017
Cash and cash equivalents	$48,705	$37,004
Certificates of deposit	2,770	3,240
Total cash and due from banks	$51,475	$40,244

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $14,232,000 at June 30, 2018 and $17,178,000 at December 31, 2017.

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

At June 30, 2018 and December 31, 2017, assets measured at fair value and the valuation methods used are as follows:

		June 30, 2018
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies	$0	$7,779	$0	$7,779
Obligations of states and political subdivisions:
Tax-exempt	0	101,700	0	101,700
Taxable	0	26,066	0	26,066
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	58,330	0	58,330
Residential collateralized mortgage obligations	0	121,933	0	121,933
Commercial mortgage-backed securities	0	32,236	0	32,236
Total available-for-sale debt securities	0	348,044	0	348,044
Marketable equity security	948	0	0	948
Restricted equity security	0	0	866	866
Servicing rights	0	0	1,370	1,370
Total recurring fair value measurements	$948	$348,044	$2,236	$351,228

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,652	$3,652
Valuation allowance	0	0	(1,095)	(1,095)
Impaired loans, net	0	0	2,557	2,557
Foreclosed assets held for sale	0	0	2,897	2,897
Total nonrecurring fair value measurements	$0	$0	$5,454	$5,454

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2017
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies	$0	$7,873	$0	$7,873
Obligations of states and political subdivisions:
Tax-exempt	0	105,111	0	105,111
Taxable	0	25,573	0	25,573
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	52,347	0	52,347
Residential collateralized mortgage obligations	0	131,814	0	131,814
Commercial mortgage-backed securities	0	33,219	0	33,219
Total available-for-sale debt securities	0	355,937	0	355,937
Marketable equity security	971	0	0	971
Servicing rights	0	0	1,299	1,299
Total recurring fair value measurements	$971	$355,937	$1,299	$358,207

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,776	$3,776
Valuation allowance	0	0	(1,183)	(1,183)
Impaired loans, net	0	0	2,593	2,593
Foreclosed assets held for sale	0	0	1,598	1,598
Total nonrecurring fair value measurements	$0	$0	$4,191	$4,191

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

At June 30, 2018 and December 31, 2017, quantitative information regarding significant techniques and inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	6/30/18	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		6/30/18
Servicing rights	$1,370	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	119.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Fair Value at				Method or Value As of
	12/31/17	Valuation	Unobservable		12/31/17
Asset	(In Thousands)	Technique	Input(s)
Servicing rights	$1,299	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	140.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

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

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Restricted Equity Security	Servicing Rights	Total	Restricted Equity Security	Servicing Rights	Total
Balance, beginning of period	$0	$1,369	$1,369	$0	$1,299	$1,299
Issuances of servicing rights	0	47	$47	0	97	$97
Unrealized gains (losses) included in earnings	866	(46)	$820	866	(26)	$840
Balance, end of period	$866	$1,370	$2,236	$866	$1,370	$2,236

(In Thousands)	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Restricted Equity Security	Servicing Rights	Total	Restricted Equity Security	Servicing Rights	Total
Balance, beginning of period	$0	$1,278	$1,278	$0	$1,262	$1,262
Issuances of servicing rights	0	49	$49	0	95	$95
Unrealized gains (losses) included in earnings	0	(48)	($48)	0	(78)	($78)
Balance, end of period	$0	$1,279	$1,279	$0	$1,279	$1,279

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At June 30, 2018 and December 31, 2017, quantitative information regarding significant techniques and inputs used for nonrecurring fair value measurements using unobservable inputs (Level 3 methodologies) are as follows:

(In Thousands, Except						Weighted-
Percentages)		Valuation				Average)
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	6/30/18	6/30/18	6/30/18	Technique	Inputs	6/30/18

Impaired loans:
Residential mortgage loans - first liens	$512	$120	$392	Sales comparison	Discount to appraised value	26%
Commercial:
Commercial loans secured by real estate	2,573	850	1,723	Sales comparison	Discount to appraised value	16%
Commercial and industrial	75	75	0	Sales comparison	Discount to appraised value	100%
Loans secured by farmland	492	50	442	Sales comparison	Discount to appraised value	56%
Total impaired loans	$3,652	$1,095	$2,557
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$412	$0	$412	Sales comparison	Discount to appraised value	31%
Land	120	0	120	Sales comparison	Discount to appraised value	57%
Commercial real estate	2,365	0	2,365	Sales comparison	Discount to appraised value	34%
Total foreclosed assets held for sale	$2,897	$0	$2,897

(In Thousands, Except						Weighted-
Percentages)		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/17	12/31/17	12/31/17	Technique	Inputs	12/31/17

Impaired loans:
Residential mortgage loans - first liens	$515	$122	$393	Sales comparison	Discount to appraised value	26%
Commercial:
Commercial loans secured by real estate	2,641	919	1,722	Sales comparison	Discount to appraised value	16%
Commercial and industrial	126	92	34	Sales comparison	Discount to appraised value	72%
Loans secured by farmland	494	50	444	Sales comparison	Discount to appraised value	53%
Total impaired loans	$3,776	$1,183	$2,593
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$721	$0	$721	Sales comparison	Discount to appraised value	37%
Land	632	0	632	Sales comparison	Discount to appraised value	35%
Commercial real estate	245	0	245	Sales comparison	Discount to appraised value	71%
Total foreclosed assets held for sale	$1,598	$0	$1,598

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	June 30, 2018		December 31, 2017
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$48,705	$48,705	$37,004	$37,004
Certificates of deposit	Level 2	2,770	2,755	3,240	3,234
Restricted equity securities (included in Other Assets)	Level 2	5,078	5,078	6,556	6,556
Loans, net	Level 3	809,816	807,330	806,857	789,891
Accrued interest receivable	Level 2	4,042	4,042	4,048	4,048

Financial liabilities:
Deposits with no stated maturity	Level 2	801,332	801,332	794,778	794,778
Time deposits	Level 2	239,567	239,718	213,671	213,734
Short-term borrowings	Level 2	17,169	16,954	61,766	61,643
Long-term borrowings	Level 2	27,054	27,075	9,189	9,256
Accrued interest payable	Level 2	107	107	46	46

The Corporation has commitments to extend credit and has issued standby letters of credit. Standby letters of credit are conditional guarantees of performance by a customer to a third party. Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

6. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at June 30, 2018 and December 31, 2017 are summarized as follows:

		June 30, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$7,779	$0	$0	$7,779
Obligations of states and political subdivisions:
Tax-exempt	101,956	1,504	(1,760)	101,700
Taxable	26,248	60	(242)	26,066
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	60,130	59	(1,859)	58,330
Residential collateralized mortgage obligations	126,457	22	(4,546)	121,933
Commercial mortgage-backed securities	33,671	0	(1,435)	32,236
Total available-for-sale-debt securities	$356,241	$1,645	$(9,842)	$348,044

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$8,026	$0	($153)	$7,873
Obligations of states and political subdivisions:
Tax-exempt	103,673	2,291	(853)	105,111
Taxable	25,431	226	(84)	25,573
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	52,992	79	(724)	52,347
Residential collateralized mortgage obligations	134,314	110	(2,610)	131,814
Commercial mortgage-backed securities	33,881	4	(666)	33,219
Total available-for-sale debt securities	$358,317	$2,710	($5,090)	$355,937

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017:

June 30, 2018	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions:
Tax-exempt	$27,053	$(410)	$15,981	$(1,350)	$43,034	$(1,760)
Taxable	14,749	(183)	2,237	(59)	16,986	(242)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	27,123	(733)	24,818	(1,126)	51,941	(1,859)
Residential collateralized mortgage obligations	57,687	(1,583)	60,666	(2,963)	118,353	(4,546)
Commercial mortgage-backed securities	18,795	(651)	14,092	(784)	32,887	(1,435)
Total temporarily impaired available-for-sale debt securities	$145,407	$(3,560)	$117,794	$(6,282)	$263,201	$(9,842)

December 31, 2017	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$0	$0	$7,873	$(153)	$7,873	$(153)
Obligations of states and political subdivisions:
Tax-exempt	19,050	(135)	24,391	(718)	43,441	(853)
Taxable	9,279	(45)	2,116	(39)	11,395	(84)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	25,255	(242)	22,549	(482)	47,804	(724)
Residential collateralized mortgage obligations	50,812	(589)	68,558	(2,021)	119,370	(2,610)
Commercial mortgage-backed securities	14,713	(173)	14,569	(493)	29,282	(666)
Total temporarily impaired available-for-sale debt securities	$119,109	$(1,184)	$140,056	$(3,906)	$259,165	$(5,090)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Gross realized gains and losses from available-for-sale securities were as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Gross realized gains from sales	$0	$107	$0	$268
Gross realized losses from sales	0	0	0	(16)
Losses from other-than-temporary impairment	(282)	0	(282)	0
Net realized gains	$(282)	$107	$(282)	$252

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of June 30, 2018. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$19,947	$20,174
Due from one year through five years	61,054	61,171
Due from five years through ten years	34,534	33,663
Due after ten years	20,448	20,537
Sub-total	135,983	135,545
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	60,130	58,330
Residential collateralized mortgage obligations	126,457	121,933
Commercial mortgage-backed securities	33,671	32,236
Total	$356,241	$348,044

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

Investment securities carried at $216,367,000 at June 30, 2018 and $217,925,000 at December 31, 2017 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements.

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

In the second quarter 2018, the Corporation recorded a pre-tax impairment loss on available-for-sale debt securities of $282,000. The loss represents the unrealized loss at June 30, 2018 on securities that were sold in July 2018. The securities sold included obligations of U.S. Government agencies and states and political subdivisions. The realized losses on the sales totaled $329,000, including $282,000 recorded in the second quarter 2018. Proceeds from the sales totaling $17,858,000 were reinvested in residential collateralized mortgage obligations.

A summary of information management considered in evaluating debt and equity securities for other-than-temporary impairment (“OTTI”) at June 30, 2018 is provided below.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Debt Securities

At June 30, 2018, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities except for the securities for which an impairment loss was recognized in the second quarter 2018 at June 30, 2018 and December 31, 2017 to be temporary.

Equity Securities

The Corporation’s marketable equity security, with a carrying value of $948,000 at June 30, 2018 and $971,000 at December 31, 2017, consisted exclusively of one mutual fund. There was an unrealized loss on the mutual fund of $52,000 at June 30 2018 and $29,000 at December 31, 2017. The increase in the unrealized loss of $8,000 in the second quarter of 2018 and $23,000 in the six months ended June 30, 2018 is included in other noninterest income in the consolidated statements of income.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $4,948,000 at June 30, 2018 and $6,426,000 at December 31, 2017. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at June 30, 2018 and December 31, 2017. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

In the second quarter 2018, the Corporation recorded a pre-tax gain on a restricted equity security (Visa Class B stock) of $1,750,000. The Corporation had received 19,789 shares of Visa Class B stock pursuant to Visa’s 2007 initial public offering. Until the second quarter 2018, the carrying value of the shares was $0, which represented the Corporation’s cost basis. Class B shares are subject to restrictions on transfer, essentially limiting their transferability to other owners of Class B shares. In June 2018, the Corporation sold 10,000 of the shares for a price of $88.43 per share in a transaction that settled in July 2018. As required by ”U.S. GAAP”, companies must consider the pricing of observable transactions in determining the carrying value of equity securities that do not have readily determinable fair values. Accordingly, the Corporation’s second quarter 2018 gain was based on the price per share of the sale initiated in June 2018, applied to the total of 19,789 shares. At June 30, 2018, the balance of other assets in the unaudited, consolidated balance sheet included a total of $1,750,000 from the Visa Class B shares, including a receivable of $884,000 from the sale of 10,000 shares and $866,000 from the carrying value of the remaining 9,789 shares.

A summary of the realized and unrealized gains and losses recognized on equity securities is as follows:

(In Thousands)
	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Net gain and losses recognized during the period on equity securities	$1,742	$0	$1,727	$0
Less: net gains recognized during the period on equity securities sold during the period	(884)	0	(884)	0

Unrealized gains recognized during the period on equity securities still held at the reporting date	$858	$0	$843	$0

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

7. LOANS

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans. Loans outstanding at June 30, 2018 and December 31, 2017 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type
(In Thousands)	June 30,	Dec. 31,
	2018	2017
Residential mortgage:
Residential mortgage loans - first liens	$361,592	$359,987
Residential mortgage loans - junior liens	26,594	25,325
Home equity lines of credit	34,852	35,758
1-4 Family residential construction	26,722	26,216
Total residential mortgage	449,760	447,286

Commercial:
Commercial loans secured by real estate	159,392	159,266
Commercial and industrial	88,499	88,276
Political subdivisions	56,690	59,287
Commercial construction and land	13,066	14,527
Loans secured by farmland	7,397	7,255
Multi-family (5 or more) residential	7,860	7,713
Agricultural loans	5,622	6,178
Other commercial loans	14,455	10,986
Total commercial	352,981	353,488

Consumer	15,906	14,939

Total	818,647	815,713
Less: allowance for loan losses	(8,831)	(8,856)

Loans, net	$809,816	$806,857

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either June 30, 2018 or December 31, 2017.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of June 30, 2018 and December 31, 2017, management determined that no allowance for credit losses related to unfunded loan commitments was required.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month and six-month periods ended June 30, 2018 and 2017 were as follows:

Three Months Ended June 30, 2018	March 31,				June 30,
(In Thousands)	2018 Balance	Charge-offs	Recoveries	Provision (Credit)	2018 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,067	$(34)	$1	$21	$3,055
Residential mortgage loans - junior liens	351	0	2	0	353
Home equity lines of credit	286	(12)	0	18	292
1-4 Family residential construction	239	0	0	8	247
Total residential mortgage	3,943	(46)	3	47	3,947
Commercial:
Commercial loans secured by real estate	2,635	0	0	(22)	2,613
Commercial and industrial	1,036	(133)	1	69	973
Commercial construction and land	137	0	0	(2)	135
Loans secured by farmland	102	0	0	4	106
Multi-family (5 or more) residential	169	0	0	5	174
Agricultural loans	205	0	0	(159)	46
Other commercial loans	149	0	0	(15)	134
Total commercial	4,433	(133)	1	(120)	4,181
Consumer	174	(32)	9	53	204
Unallocated	499	0	0	0	499
Total Allowance for Loan Losses	$9,049	$(211)	$13	$(20)	$8,831

Three Months Ended June 30, 2017	March 31,				June 30,
(In Thousands)	2017 Balance	Charge-offs	Recoveries	Provision (Credit)	2017 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,125	$(99)	$12	$14	$3,052
Residential mortgage loans - junior liens	256	(16)	1	20	261
Home equity lines of credit	338	0	0	(6)	332
1-4 Family residential construction	240	0	0	11	251
Total residential mortgage	3,959	(115)	13	39	3,896
Commercial:
Commercial loans secured by real estate	2,685	0	0	(75)	2,610
Commercial and industrial	906	(1)	1	4	910
Commercial construction and land	169	0	0	(7)	162
Loans secured by farmland	111	0	0	(4)	107
Multi-family (5 or more) residential	236	0	0	(67)	169
Agricultural loans	39	0	0	3	42
Other commercial loans	109	0	0	(4)	105
Total commercial	4,255	(1)	1	(150)	4,105
Consumer	132	(19)	8	13	134
Unallocated	398	0	0	102	500
Total Allowance for Loan Losses	$8,744	$(135)	$22	$4	$8,635

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Six Months Ended June 30, 2018	Dec. 31,				June 30,
(In Thousands)	2017 Balance	Charge-offs	Recoveries	Provision (Credit)	2018 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,200	$(87)	$2	$(60)	$3,055
Residential mortgage loans - junior liens	224	0	3	126	353
Home equity lines of credit	296	(12)	0	8	292
1-4 Family residential construction	243	0	0	4	247
Total residential mortgage	3,963	(99)	5	78	3,947
Commercial:
Commercial loans secured by real estate	2,584	(21)	0	50	2,613
Commercial and industrial	1,065	(133)	3	38	973
Commercial construction and land	150	0	0	(15)	135
Loans secured by farmland	105	0	0	1	106
Multi-family (5 or more) residential	172	0	0	2	174
Agricultural loans	57	0	0	(11)	46
Other commercial loans	102	0	0	32	134
Total commercial	4,235	(154)	3	97	4,181
Consumer	159	(73)	21	97	204
Unallocated	499	0	0	0	499
Total Allowance for Loan Losses	$8,856	$(326)	$29	$272	$8,831

Six Months Ended June 30, 2017	Dec. 31,				June 30,
(In Thousands)	2016 Balance	Charge-offs	Recoveries	Provision (Credit)	2017 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,033	$(162)	$14	$167	$3,052
Residential mortgage loans - junior liens	258	(16)	2	17	261
Home equity lines of credit	350	0	0	(18)	332
1-4 Family residential construction	249	0	0	2	251
Total residential mortgage	3,890	(178)	16	168	3,896
Commercial:
Commercial loans secured by real estate	2,380	(96)	0	326	2,610
Commercial and industrial	999	(1)	2	(90)	910
Commercial construction and land	162	0	0	0	162
Loans secured by farmland	110	0	0	(3)	107
Multi-family (5 or more) residential	241	0	0	(72)	169
Agricultural loans	40	0	0	2	42
Other commercial loans	115	0	0	(10)	105
Total commercial	4,047	(97)	2	153	4,105
Consumer	138	(60)	23	33	134
Unallocated	398	0	0	102	500
Total Allowance for Loan Losses	$8,473	$(335)	$41	$456	$8,635

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of June 30, 2018 and December 31, 2017:

June 30, 2018
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$353,020	$290	$8,230	$52	$361,592
Residential mortgage loans - junior liens	26,051	98	445	0	26,594
Home equity lines of credit	34,196	60	596	0	34,852
1-4 Family residential construction	26,722	0	0	0	26,722
Total residential mortgage	439,989	448	9,271	52	449,760
Commercial:
Commercial loans secured by real estate	152,847	788	5,757	0	159,392
Commercial and Industrial	82,590	4,726	1,172	11	88,499
Political subdivisions	56,690	0	0	0	56,690
Commercial construction and land	12,990	0	76	0	13,066
Loans secured by farmland	5,394	619	1,372	12	7,397
Multi-family (5 or more) residential	7,468	0	392	0	7,860
Agricultural loans	4,858	84	680	0	5,622
Other commercial loans	14,383	0	72	0	14,455
Total commercial	337,220	6,217	9,521	23	352,981
Consumer	15,860	0	46	0	15,906
Totals	$793,069	$6,665	$18,838	$75	$818,647

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2017
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$350,609	$307	$9,019	$52	$359,987
Residential mortgage loans - junior liens	24,795	104	426	0	25,325
Home equity lines of credit	35,233	61	464	0	35,758
1-4 Family residential construction	26,216	0	0	0	26,216
Total residential mortgage	436,853	472	9,909	52	447,286
Commercial:
Commercial loans secured by real estate	150,806	936	7,524	0	159,266
Commercial and Industrial	82,724	3,896	1,645	11	88,276
Political subdivisions	59,287	0	0	0	59,287
Commercial construction and land	14,449	0	78	0	14,527
Loans secured by farmland	5,283	581	1,379	12	7,255
Multi-family (5 or more) residential	7,130	0	583	0	7,713
Agricultural loans	5,203	270	705	0	6,178
Other commercial loans	10,913	0	73	0	10,986
Total commercial	335,795	5,683	11,987	23	353,488
Consumer	14,853	0	86	0	14,939
Totals	$787,501	$6,155	$21,982	$75	$815,713

The general component of the allowance for loan losses covers pools of loans including commercial loans not considered individually impaired, as well as smaller balance homogeneous classes of loans, such as residential real estate, home equity lines of credit and other consumer loans. Accordingly, the Corporation generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such a loan: (1) is subject to a restructuring agreement, or (2) has an outstanding balance of $400,000 or more and a credit grade of Special Mention, Substandard or Doubtful. The pools of loans are evaluated for loss exposure based upon average historical net charge-off rates for each loan class, adjusted for qualitative factors (described in the following paragraphs). The time period used in determining the average historical net charge-off rate for each loan class is based on management’s evaluation of an appropriate time period that captures an historical loss experience relevant to the current portfolio. At June 30, 2018 and December 31, 2017, a five-year average net charge-off rate was used for commercial loans secured by real estate and for multi-family residential loans, while a three-year average net charge-off rate was used for all other loan classes.

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

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 53% at June 30, 2018) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

The scope of loans reviewed individually each quarter to determine if they are impaired include all commercial loan relationships greater than $200,000 and any residential mortgage or consumer loans of $400,000 or more for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Loans that are individually reviewed, but which are determined to not be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually reviewed, but which have been determined to not be impaired, are included in the “Collectively Evaluated” column in the table summarizing the allowance and associated loan balances as of June 30, 2018 and December 31, 2017. All loans classified as troubled debt restructurings (discussed in more detail below) and all commercial loan relationships less than $200,000 or other loan relationships less than $400,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of June 30, 2018 and December 31, 2017:

June 30, 2018	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$959	$360,633	$361,592	$0	$3,055	$3,055
Residential mortgage loans - junior liens	296	26,298	26,594	120	233	353
Home equity lines of credit	0	34,852	34,852	0	292	292
1-4 Family residential construction	0	26,722	26,722	0	247	247
Total residential mortgage	1,255	448,505	449,760	120	3,827	3,947
Commercial:
Commercial loans secured by real estate	4,128	155,264	159,392	850	1,763	2,613
Commercial and industrial	167	88,332	88,499	75	898	973
Political subdivisions	0	56,690	56,690	0	0	0
Commercial construction and land	0	13,066	13,066	0	135	135
Loans secured by farmland	1,358	6,039	7,397	50	56	106
Multi-family (5 or more) residential	392	7,468	7,860	0	174	174
Agricultural loans	680	4,942	5,622	0	46	46
Other commercial loans	0	14,455	14,455	0	134	134
Total commercial	6,725	346,256	352,981	975	3,206	4,181
Consumer	18	15,888	15,906	0	204	204
Unallocated						499

Total	$7,998	$810,649	$818,647	$1,095	$7,237	$8,831

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2017	Loans:			Allowance for Loan Losses:

(In Thousands)	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$984	$359,003	$359,987	$0	$3,200	$3,200
Residential mortgage loans - junior liens	302	25,023	25,325	122	102	224
Home equity lines of credit	0	35,758	35,758	0	296	296
1-4 Family residential construction	0	26,216	26,216	0	243	243
Total residential mortgage	1,286	446,000	447,286	122	3,841	3,963
Commercial:
Commercial loans secured by real estate	5,873	153,393	159,266	919	1,665	2,584
Commercial and industrial	568	87,708	88,276	188	877	1,065
Political subdivisions	0	59,287	59,287	0	0	0
Commercial construction and land	0	14,527	14,527	0	150	150
Loans secured by farmland	1,365	5,890	7,255	50	55	105
Multi-family (5 or more) residential	392	7,321	7,713	0	172	172
Agricultural loans	7	6,171	6,178	0	57	57
Other commercial loans	0	10,986	10,986	0	102	102
Total commercial	8,205	345,283	353,488	1,157	3,078	4,235
Consumer	20	14,919	14,939	0	159	159
Unallocated						499

Total	$9,511	$806,202	$815,713	$1,279	$7,078	$8,856

Summary information related to impaired loans at June 30, 2018 and December 31, 2017 is as follows:

(In Thousands)	June 30, 2018			December 31, 2017
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Residential mortgage loans - first liens	$717	$688	$0	$740	$711	$0
Residential mortgage loans - junior liens	56	56	0	60	60	0
Commercial loans secured by real estate	1,554	1,554	0	3,230	3,230	0
Commercial and industrial	92	92	0	119	119	0
Loans secured by farmland	866	866	0	871	871	0
Multi-family (5 or more) residential	987	392	0	987	392	0
Agricultural loans	680	680	0	8	8	0
Consumer	18	18	0	20	20	0
Total with no related allowance recorded	4,970	4,346	0	6,035	5,411	0

With a related allowance recorded:
Residential mortgage loans - first liens	272	272	0	273	273	0
Residential mortgage loans - junior liens	240	240	120	242	242	122
Commercial loans secured by real estate	2,573	2,573	850	2,641	2,641	919
Commercial and industrial	75	75	75	449	449	188
Loans secured by farmland	492	492	50	495	495	50
Total with a related allowance recorded	3,652	3,652	1,095	4,100	4,100	1,279
Total	$8,622	$7,998	$1,095	$10,135	$9,511	$1,279

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

					Interest Income Recognized on
	Average Investment in Impaired Loans				Impaired Loans on a Cash Basis
(In Thousands)	3 Months Ended		6 Months Ended		3 Months Ended		6 Months Ended
	June 30,		June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Residential mortgage:
Residential mortgage loans - first lien	$1,108	$738	$1,077	$743	$11	$8	$30	$17
Residential mortgage loans - junior lien	299	65	300	66	4	1	7	2
Total residential mortgage	1,407	803	1,377	809	15	9	37	19
Commercial:
Commercial loans secured by real estate	4,592	6,219	5,237	6,554	35	35	70	91
Commercial and industrial	280	235	394	241	1	4	7	7
Loans secured by farmland	1,360	1,382	1,362	1,386	10	14	16	22
Multi-family (5 or more) residential	392	392	392	392	0	0	0	0
Agricultural loans	568	12	457	12	7	0	18	1
Total commercial	7,192	8,240	7,842	8,585	53	53	111	121
Consumer	19	25	19	29	0	0	0	0
Total	$8,618	$9,068	$9,238	$9,423	$68	$62	$148	$140

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

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	June 30, 2018		December 31, 2017
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$1,848	$4,518	$2,340	$5,131
Residential mortgage loans - junior liens	30	240	105	242
Home equity lines of credit	98	55	203	44
Total residential mortgage	1,976	4,813	2,648	5,417
Commercial:
Commercial loans secured by real estate	274	3,808	175	5,645
Commercial and industrial	713	167	603	517
Commercial construction and land	0	52	26	52
Loans secured by farmland	212	1,304	271	1,308
Multi-family (5 or more) residential	0	392	0	392
Agricultural loans	0	680	0	7
Total commercial	1,199	6,403	1,075	7,921
Consumer	20	14	1	66

Totals	$3,195	$11,230	$3,724	$13,404

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

The table below presents a summary of the contractual aging of loans as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018				As of December 31, 2017
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$353,568	$4,230	$3,794	$361,592	$347,032	$7,967	$4,988	$359,987
Residential mortgage loans - junior liens	26,441	123	30	26,594	25,133	87	105	25,325
Home equity lines of credit	34,152	565	135	34,852	34,789	732	237	35,758
1-4 Family residential construction	26,722	0	0	26,722	25,667	549	0	26,216
Total residential mortgage	440,883	4,918	3,959	449,760	432,621	9,335	5,330	447,286

Commercial:
Commercial loans secured by real estate	157,813	201	1,378	159,392	155,917	311	3,038	159,266
Commercial and industrial	87,702	20	777	88,499	87,306	303	667	88,276
Political subdivisions	56,690	0	0	56,690	59,287	0	0	59,287
Commercial construction and land	12,980	34	52	13,066	14,400	49	78	14,527
Loans secured by farmland	5,884	544	969	7,397	6,226	12	1,017	7,255
Multi-family (5 or more) residential	7,446	22	392	7,860	7,321	0	392	7,713
Agricultural loans	5,615	1	6	5,622	6,114	57	7	6,178
Other commercial loans	14,455	0	0	14,455	10,986	0	0	10,986
Total commercial	348,585	822	3,574	352,981	347,557	732	5,199	353,488
Consumer	15,770	112	24	15,906	14,760	123	56	14,939

Totals	$805,238	$5,852	$7,557	$818,647	$794,938	$10,190	$10,585	$815,713

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at June 30, 2018 and December 31, 2017 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
June 30, 2018 Nonaccrual Totals	$4,937	$1,931	$4,362	$11,230
December 31, 2017 Nonaccrual Totals	$5,802	$741	$6,861	$13,404

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at June 30, 2018 and December 31, 2017 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
June 30, 2018 Totals	$651	$102	$0	$2,951	$3,704
December 31, 2017 Totals	$636	$0	$0	$3,027	$3,663

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At June 30, 2018 and December 31, 2017, there were no commitments to loan additional funds to borrowers whose loans have been classified as TDRs.

There were no TDRs that occurred during the three-month periods ended June 30, 2018 and 2017. TDRs that occurred during the six-month periods ended June 30, 2018 and 2017 are as follows:

(Balances in Thousands)	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Residential mortgage - first liens,
Reduced monthly payments for a six-month period	1	$80	0	$0
Commercial loans secured by real estate,
Extended interest only payments for a six-month period	2	36	0	0
Commercial and industrial,
Extended interest only payments for a six-month period	1	46	0	0
Total	4	$162	0	$0

In the six-month periods ended June 30, 2018 and 2017, there were no defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the unaudited consolidated balance sheets) is as follows:

(In Thousands)	June 30,	Dec. 31,
	2018	2017
Foreclosed residential real estate	$412	$721

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	June 30,	Dec. 31,
	2018	2017
Residential real estate in process of foreclosure	$1,150	$1,789

8. BORROWED FUNDS

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	June 30,	Dec. 31,
	2018	2017
FHLB-Pittsburgh borrowings	$12,000	$58,000
Customer repurchase agreements	5,169	3,766
Total short-term borrowings	$17,169	$61,766

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $493,749,000 at June 30, 2018 and $488,889,000 at December 31, 2017. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $4,948,000 at June 30, 2018 and $6,426,000 at December 31, 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At June 30, 2018, the short-term borrowings from FHLB-Pittsburgh consisted of 4 advances of $3,000,000 each maturing monthly from July to October 2018, with a weighted average interest rate of 1.85%. At December 31, 2017, the short-term borrowings from FHLB-Pittsburgh of $58,000,000 included an overnight borrowing of $29,000,000 with an interest rate of 1.54% and other short-term advances totaling $29,000,000 with a weighted average rate of 1.69%.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average interest rate paid by the Corporation on customer repurchase agreements was 0.10% at June 30, 2018 and December 31, 2017. The carrying value of the underlying securities was $10,770,000 at June 30, 2018 and $12,158,000 at December 31, 2017.

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	June 30,	Dec. 31,
	2018	2017
Loan maturing in November 2018 with a rate of 1.63%	$3,000	$3,000
Loan maturing in December 2018 with a rate of 1.35%	3,000	3,000
Loan maturing in January 2019 with a rate of 1.83%	2,000	2,000
Loan maturing in February 2019 with a rate of 1.95%	3,000	0
Loan maturing in March 2019 with a rate of 2.15%	3,000	0
Loan maturing in April 2019 with a rate of 2.24%	3,000	0
Loan maturing in May 2019 with a rate of 2.30%	3,000	0
Loan maturing in June 2019 with a rate of 2.42%	3,000	0
Loan maturing in July 2019 with a rate of 2.41%	3,000	0
Loan maturing in April 2020 with a rate of 4.79%	368	463
Loan maturing in June 2025 with a rate of 4.91%	686	726
Total long-term FHLB-Pittsburgh borrowings	$27,054	$9,189

9. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. The plan contains a cost-sharing feature which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at June 30, 2018 and December 31, 2017, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$0	$0	$20	$18
Interest cost	13	12	26	28
Expected return on plan assets	(10)	(15)	0	0
Amortization of prior service cost	0	0	(16)	(15)
Recognized net actuarial loss	6	3	0	0
Net periodic benefit cost	$9	$0	$30	$31

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$0	$0	$10	$9
Interest cost	7	6	13	14
Expected return on plan assets	(5)	(7)	0	0
Amortization of prior service cost	0	0	(8)	(7)
Recognized net actuarial loss	3	1	0	0
Net periodic benefit cost	$5	$0	$15	$16

Service cost, interest cost and expected return on plan assets are included in pensions and other employee benefits expense in the consolidated statements of income in the first six months 2018 and 2017. Amortization of prior service cost and the recognized net actuarial loss are included in other noninterest expense in the consolidated statements of income in the first six months 2018 and 2017.

In the first six months of 2018, the Corporation funded postretirement contributions totaling $24,000, with estimated annual postretirement contributions of $60,000 expected in 2018 for the full year. No defined benefit pension contributions are required in 2018, though the Corporation may make discretionary contributions.

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

Compensation cost related to restricted stock is recognized based on the fair value of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. Management has estimated restricted stock expense in the first six months of 2018 based on an assumption that the ROAE target for awards to Executive Officers in 2016, 2017 and 2018 will not be met, resulting in forfeiture of the restricted stock.

Total annual stock-based compensation for the year ending December 31, 2018 is estimated to total $714,000. If the ROAE targets for awards to Executive Officers in 2016, 2017 and 2018 are met or exceeded, total annual stock-based compensation would increase by approximately $190,000. Total stock-based compensation expense attributable to restricted stock awards amounted to $155,000 in the second quarter 2018 and $338,000 in the six-month period ended June 30, 2018. Total stock-based compensation expense attributable to restricted stock awards amounted to $154,000 in the second quarter 2017 and $322,000 in the six-month period ended June 30, 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

11. INCOME TAXES

The net deferred tax asset at June 30, 2018 and December 31, 2017 represents the following temporary difference components:

	June 30,	December 31,
(In Thousands)	2018	2017
Deferred tax assets:
Unrealized holding losses on available-for-sale securities:
Included in accumulated other comprehensive loss	$1,721	$843
Included in retained earnings	0	(337)
Allowance for loan losses	1,889	1,894
Other deferred tax assets	1,813	1,726
Total deferred tax assets	5,423	4,126

Deferred tax liabilities:
Defined benefit plans - ASC 835:
Included in accumulated other comprehensive loss	36	31
Included in retained earnings	0	(12)
Bank premises and equipment	834	751
Core deposit intangibles	2	3
Other deferred tax liabilities	247	64
Total deferred tax liabilities	1,119	837
Deferred tax asset, net	$4,304	$3,289

In December 2017, the Corporation recognized an adjustment in the carrying value of the net deferred tax asset as a result of a reduction in the federal corporate income tax rate to 21%, effective January 1, 2018, from the 35% marginal rate that had previously been in effect. At December 31, 2017, the portion of the adjustment attributable to items of accumulated other comprehensive income (loss) were stranded in retained earnings, including components related to unrealized losses on securities and defined benefit plans. As described in Note 1, the Corporation elected early adoption of ASU 2018-02, resulting in a reclassification between two categories of stockholders’ equity at January 1, 2018, with an increase of $325,000 in retained earnings and a decrease in accumulated other comprehensive loss for the same amount. Management believes the Corporation’s accounting for the effects of the reduction in the federal income tax rate is materially complete at June 30, 2018.

The provision for income tax for the three-month and six-month periods ended June 30, 2018 and 2017 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rates for the Corporation are as follows:

	Three Months Ended		Six Months Ended
(Dollars In thousands)	June 30,		June 30,
	2018	2017	2018	2017
Income before income tax provision	$7,748	$5,495	$12,864	$9,913
Income tax provision	1,377	1,374	2,118	2,358
Effective tax rate	17.77%	25.00%	16.46%	23.79%

The effective tax rate for each period presented differs from the statutory rate of 21% for the period ended June 30, 2018 and 35% for the period ended June 30, 2017 principally because of the effects of tax-exempt interest income.

The Corporation has investments in three limited partnerships that manage affordable housing projects that have qualified for the federal low-income housing tax credit. The Corporation’s expected return from these investments is based on the receipt of tax credits and tax benefits from deductions of operating losses. The Corporation uses the effective yield method to account for these investments, with the benefits recognized as a reduction of the provision for income taxes. For two of the three limited partnership investments, the tax credits have been received in full in prior years, and the Corporation has fully realized the benefits of the credits and amortized its initial investments in the partnerships. The most recent affordable housing project was completed in 2013, and the Corporation received tax credits in 2013 through 2017 and expects to continue to receive tax credits annually through 2022. The carrying amount of the Corporation’s investment is $553,000 at June 30, 2018 and $608,000 at December 31, 2017 (included in Other Assets in the consolidated balance sheets). For the year ending December 31, 2018, the estimated amount of tax credits and other tax benefits to be received is $150,000 and the estimated amount to be recognized as a reduction of the provision for income taxes is $54,000. The total reduction in the provision for income taxes resulting from this investment is $13,000 in the second quarter 2018 and $27,000 for the six months ended June 30, 2018, and $19,000 in the second quarter 2016 and $37,000 for the six months ended June 30, 2017.

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

Additional disclosures related to the Corporation’s largest sources of noninterest income within the consolidated statements of income that are subject to ASC 606 are as follows:

Trust and financial management revenue – C&N Bank’s trust division provides a wide range of financial services, including wealth management services for individuals, businesses and retirement funds, administration of 401(k) and other retirement plans, retirement planning, estate planning and estate settlement services. Trust clients are located primarily within the Corporation’s geographic markets. Assets held in a fiduciary capacity by C&N Bank are not the Corporation’s assets and are therefore not included in the consolidated balance sheets. The fair value of trust assets under management was approximately $927,089,000 at June 30, 2018 and $916,580,000 at December 31, 2017. Trust and financial management revenue is included within noninterest income in the consolidated statements of income.

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

EARNINGS OVERVIEW

Net income was $0.52 per diluted share in the second quarter 2018, up from $0.36 in the first quarter 2018 and $0.34 in the second quarter 2017. Second quarter 2018 earnings included a net benefit of $0.10 per diluted share from a gain on a restricted equity security (Visa Inc. Class B stock) and a loss on available-for-sale debt securities. For the six months ended June 30, 2018, net income was $0.87 per diluted share, including a net benefit of $0.09 per diluted share from the gain on Visa Class B stock and the loss on available-for-sale debt securities. In comparison, net income was $0.62 per diluted share for the six months ended June 30, 2017, including a benefit of $0.01 per diluted share from a gain on available-for-sale debt securities.

In the second quarter 2018, the Corporation recorded a pre-tax gain on Visa Class B stock of $1,750,000. The Corporation had received 19,789 shares of Visa Class B stock pursuant to Visa’s 2007 initial public offering. Until the second quarter 2018, the carrying value of the shares was $0, which represented the Corporation’s cost basis. Class B shares are subject to restrictions on transfer, essentially limiting their transferability to other owners of Class B shares. In June 2018, the Corporation received an offer and agreed to sell 10,000 of the shares for a price of $88.43 per share. This transaction settled in July 2018. Under current accounting guidance, public companies must consider the pricing of observable transactions in determining the carrying value of equity securities that do not have readily determinable fair values. Accordingly, the total second quarter 2018 gains (realized and unrealized) was based on the price per share of the recent sale, applied to the total of 19,789 shares.

At June 30, 2018, the Corporation recorded a pre-tax impairment loss on available-for-sale debt securities of $282,000. The loss represents the unrealized loss at June 30, 2018 on securities that were sold in July 2018. The securities sold included obligations of U.S. Government agencies and states and political subdivisions. The realized losses on the sales totaled $329,000, including $282,000 recorded in the second quarter 2018. Proceeds from the sales totaling $17.8 million were reinvested in fixed rate mortgage-backed securities issued by U.S. Government agencies (CMOs). The recent fully taxable equivalent yield on the securities sold was 1.73%, while the estimated average yield on the CMOs purchased (at current market rates) is 3.36%.

The table below provides a reconciliation of second quarter and June 30, 2018 year-to-date unaudited earnings results to the comparative 2017 results excluding the gain on Visa Class B stock and gains and losses on available-for-sale debt securities.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(Dollars In Thousands, Except Per Share Data)
(Unaudited)	2nd Quarter 2018				2nd Quarter 2017
	Income			Diluted	Income			Diluted
	Before	Income		Earnings	Before	Income		Earnings
	Income	Tax		per	Income	Tax		per
	Tax	Provision	Net	Common	Tax	Provision	Net	Common
	Provision	(1)	Income	Share	Provision	(1)	Income	Share
Results as Presented Under U.S. GAAP	$7,748	$1,377	$6,371	$0.52	$5,495	$1,374	$4,121	$0.34
Less: Gain on Restricted Equity Security	(1,750)	(368)	(1,382)		0	0	0
Net Losses (Gains) on Available-for-sale Debt Securities	282	59	223		(107)	(37)	(70)
Earnings Information, Excluding Effect of Gain on Restricted Equity Security and Net Gains and Losses on Available-for-sale Debt Securities	$6,280	$1,068	$5,212	$0.42	$5,388	$1,337	$4,051	$0.33

	6 Months Ended June 30, 2018				6 Months Ended June 30, 2017
	Income			Diluted	Income			Diluted
	Before	Income		Earnings	Before	Income		Earnings
	Income	Tax		Per	Income	Tax		per
	Tax	Provision	Net	Common	Tax	Provision	Net	Common
	Provision	(1)	Income	Share	Provision	(1)	Income	Share
Results as Presented Under U.S. GAAP	$12,864	$2,118	$10,746	$0.87	$9,913	$2,358	$7,555	$0.62
Less: Gain on Restricted Equity Security	(1,750)	(368)	(1,382)		0	0	0
Net Losses (Gains) on Available-for-sale Debt Securities	282	59	223		(252)	(88)	(164)
Earnings Information, Excluding Effect of Gain on Restricted Equity Security and Net Gains and Losses on Available-for-sale Debt Securities	$11,396	$1,809	$9,587	$0.78	$9,661	$2,270	$7,391	$0.61

(1)	Income tax has been allocated to the gain on restricted equity security and net losses (gains) on available-for-sale debt securities based on marginal income tax rates of 21% for 2018 and 35% for 2017.

Additional highlights related to the Corporation’s earnings results for the comparative periods are presented below.

Second Quarter 2018 as Compared to Second Quarter 2017

Net income of $6,371,000 in the second quarter 2018 was up $2,250,000 over the second quarter 2017 amount. Excluding the after-tax impact of the gain on Visa Class B stock and net (losses) gains on available-for-sale debt securities as described above, adjusted second quarter 2018 net income of $5,212,000 exceeded adjusted second quarter 2017 net income of $4,051,000 by $1,161,000 (28.7%). The marginal federal income tax rate in effect in 2018 is 21%, down from the 2017 marginal rate of 35%. Accordingly, the effective tax rate of 17.8% for the second quarter 2018 was significantly lower than the second quarter 2017 effective tax rate of 25.0%. Pre-tax income, excluding the gain on Visa Class B stock and net (losses) gains on available-for-sale debt securities, totaled $6,280,000 in the second quarter 2018, an increase of $892,000 (16.6%) over adjusted pre-tax income of $5,388,000 in the second quarter 2017. Other significant earnings-related variances were as follows:

·	Net interest income increased $893,000 (8.6%) in the second quarter 2018 over the second quarter 2017 amount. Total interest and dividend income increased $994,000, while interest expense increased $101,000. The net interest margin of 3.87% for the second quarter 2018 was 0.04% higher than the second quarter 2017 level. Despite the decrease in fully taxable-equivalent yields on municipal securities and loans resulting from the reduced corporate tax rate, the average yield on earning assets increased to 4.23% in the second quarter 2018 from 4.17% in the second quarter 2017. The improvement in average yield included the impact of an increase in average yield on taxable loans, reflecting the effects of recent increases in interest rates, along with a favorable change in the mix of earning assets with growth in loans and a reduction in securities. Average total loans outstanding were higher by $54.1 million (7.0%) in the second quarter 2018 as compared to the second quarter 2017, while average total available-for-sale debt securities were lower by $19.2 million. Average total deposits were $48.6 million (5.0%) higher in the second quarter 2018 as compared to the second quarter 2017. In the second quarter 2018, average brokered deposits (CDs) totaled $1,813,000, while there were no brokered deposits in the second quarter 2017. The average rate paid on interest-bearing liabilities was 0.52% in the second quarter 2018, up 0.04% as compared to the second quarter 2017. The average rate paid on deposits was up 0.14% in the second quarter 2018 as compared to the second quarter 2017, while the average cost of borrowed funds dropped to 1.75% from 2.71% as a result of the pay-off of higher-cost borrowings that matured in the latter portion of 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	The credit for loan losses (reduction in expense) was $20,000 in the second quarter 2018 as compared to a provision of $4,000 in the second quarter 2017. As noted above, the credit recognized in the second quarter 2018 included a credit of $78,000 from a net reduction in specific allowances on loans, as adjusted for net charge-offs during the period, partially offset by a provision of $58,000 attributable mainly to loan growth. In comparison, the second quarter 2017 provision included $315,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period and a $102,000 increase in the unallocated portion of the allowance, offset by a $413,000 reduction in the collectively determined portion of the allowance at June 30, 2017.

·	Noninterest income increased $583,000 (14.2%) in the second quarter 2018 over the second quarter 2017 amount. Service charges on deposit accounts increased $190,000 (17.1%) in the second quarter 2018 over the second quarter 2017 total, mainly due to increased fees from the overdraft privilege program and reflecting the benefit of operational improvements to the program that were instituted early in 2018. Other noninterest income increased $262,000 in the second quarter 2018 as compared to the second quarter 2017, including an increase of $154,000 in state tax credits related to donation of the real estate used at the Towanda, Pennsylvania banking location (described in more detail below).

·	Total noninterest expense increased $608,000 (6.7%) in the second quarter 2018 over the second quarter 2017 amount. Salaries and wages expense increased $221,000 (5.6%), including the effects of annual performance-based salary adjustments for a majority of employees along with an increase of $73,000 in estimated cash and stock-based compensation expense and an increase in the average number of full-time equivalent employees (FTEs) to 297 in the second quarter 2018 from 292 in the second quarter 2017. Other noninterest expense increased $122,000, including an increase in donations expense of $226,000 resulting mainly from the donation of the Towanda real estate to a nonprofit organization. In June 2018, the Corporation donated the real estate for its existing Towanda banking facility, and entered into a 12-month lease with the nonprofit organization, with a 6-month renewal option, allowing banking operations to continue until a new location in the Towanda market can be obtained and prepared for use. Also, in the second quarter 2018, the Corporation received refunds of sales and use taxes totaling $37,000, which were recorded as a reduction in other noninterest expense; in comparison, sales and use tax audit assessments totaling $65,000 were paid and recognized as other noninterest expense in the second quarter 2017. Over the last half of 2017 and early 2018, the Corporation installed a new telephone system throughout most locations and implemented a new loan origination system. Costs associated with these projects contributed to increases in professional fees, data processing and other noninterest expense in the second quarter 2018 as compared to the second quarter 2017.

Six Months Ended June 30, 2018 as Compared to Six Months Ended June 30, 2017

For the six months ended June 30, 2018, net income of $10,746,000 exceeded the corresponding amount for the first six months of 2017 by $3,191,000. Excluding the after-tax impact of the gain on Visa Class B stock and net (losses) gains on available-for-sale debt securities as described above, adjusted year-to-date 2018 net income of $9,587,000 exceeded adjusted net income for the first six months of 2017 of $7,391,000 by $2,196,000 (29.7%). As a result of the lower marginal federal income tax rate in effect in 2018, the effective tax rate was 16.5% for the first six months of 2018, down from 23.8% for the first six months of 2017. Pre-tax income, excluding the gain on Visa Class B stock and net (losses) gains on available-for-sale debt securities, totaled $11,396,000 for the first six months of 2018, an increase of $1,735,000 (18.0%) over adjusted pre-tax income of $9,661,000 for the first six months of 2017. Other significant earnings-related variances were as follows:

·	Net interest income was up $1,631,000 (8.0%) for the first six months of 2018 over the amount for the first six months of 2017. Trends for the first six months of 2018 as compared to the first six months of 2017 were similar to those described in the comparison of quarterly results above. The net interest margin was 3.86% for the first six months of 2018, up from 3.81% for the first six months of 2017. The average yield on earning assets was 4.21% in the first six months of 2018, up from 4.14% in the first six months of 2017, reflecting an increase in average yield on loans of 0.10% and a favorable change in the mix of earning assets with growth in loans and a reduction in securities. Average total loans outstanding were higher by $55.8 million (7.3%) for the first six months of 2018 as compared to the first six months of 2017, while average total available-for-sale debt securities were lower by $27.0 million. Average total deposits were $39.5 million (4.0%) higher for the first six months of 2018 as compared to 2017. In the first six months of 2018, average brokered deposits (CDs) totaled $912,000, while there were no brokered deposits in the first six months of 2017. The average rate paid on interest-bearing liabilities was 0.51% in the first six months of 2018, up 0.03% as compared to 2017. The average rate paid on deposits was up 0.12% in the first six months of 2018 as compared to 2017, while the average cost of borrowed funds dropped to 1.69% from 2.42% as a result of the pay-off of higher-cost borrowings that matured in the latter portion of 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	The provision for loan losses was $272,000 for the first six months of 2018 as compared to $456,000 in 2017. The provision in 2018 included $113,000 from a net increase in specific allowances on loans, as adjusted for net charge-offs during the period, and $159,000 attributable mainly to loan growth. In comparison, the provision in 2017 included $703,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period and a $102,000 increase in the unallocated portion of the allowance, with a reduction in the provision of $349,000 related to a reduction in the collectively determined allowance for loan losses.

·	Noninterest income, excluding the gain on Visa Class B stock and net (losses) gains on available-for-sale debt securities, increased $1,125,000 (14.1%) for the first six months of 2018 over the amount for the first six months of 2017. Service charges on deposit accounts increased $293,000 (13.2%), mainly due to increased fees from the overdraft privilege program and reflecting the benefit of operational improvements to the program that were instituted early in 2018. Trust and financial management revenue increased $271,000 (10.1%), reflecting growth in assets under management resulting from market appreciation and new business. Other noninterest income increased $254,000, including an increase in tax credits of $131,000 resulting from the state tax credit related to the real estate donation described above. Interchange revenue from debit card transactions and brokerage revenue also increased by significant amounts, reflecting increases in volume.

·	Total noninterest expense increased $1,205,000 (6.6%) for the first six months of 2018 over the amount for the first six months of 2017. Salaries and wages expense increased $477,000 (6.1%), including the effects of annual performance-based salary adjustments for a majority of employees along with an increase of $159,000 in estimated cash and stock-based compensation expense and an increase in the average number of full-time equivalent employees (FTEs) to 295 in 2018 from 290 in 2017. Pensions and other employee benefits expense increased $149,000 (5.6%), consistent with the increase in salaries and wages and including an increase of $113,000 (12.5%) in health insurance expense from the Corporation’s partially self-insured plan. As noted above, costs associated with new telephone and loan origination systems contributed to increases in professional fees, data processing and other noninterest expense in 2018.

More detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of Management’s Discussion and Analysis.

Table I – QUARTERLY FINANCIAL DATA
(Dollars In Thousands, Except Per Share Data)	For the Three Months Ended:
(Unaudited)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2018	2018	2017	2017	2017	2017
Interest income	$12,334	$11,890	$11,785	$11,626	$11,340	$11,112
Interest expense	1,079	993	999	985	978	953
Net interest income	11,255	10,897	10,786	10,641	10,362	10,159
(Credit) provision for loan losses	(20)	292	23	322	4	452
Net interest income after (credit) provision for loan losses	11,275	10,605	10,763	10,319	10,358	9,707
Noninterest income	4,689	4,406	4,117	4,066	4,106	3,864
Net gains on securities	1,468	0	0	5	107	145
Noninterest expense	9,684	9,895	9,401	9,192	9,076	9,298
Income before income tax provision	7,748	5,116	5,479	5,198	5,495	4,418
Income tax provision	1,377	741	3,536	1,262	1,374	984
Net income	$6,371	$4,375	$1,943	$3,936	$4,121	$3,434
Net income attributable to common shares	$6,339	$4,352	$1,933	$3,916	$4,100	$3,416
Basic earnings per common share	$0.52	$0.36	$0.16	$0.32	$0.34	$0.28
Diluted earnings per common share	$0.52	$0.36	$0.16	$0.32	$0.34	$0.28

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and six-month periods ended June 30, 2018 and 2017. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

Six-Month Periods Ended June 30, 2018 and 2017

For the six-month periods, fully taxable equivalent net interest income was $22,812,000 in 2018, $909,000 (4.2%) higher than in 2017. Interest income was $1,050,000 higher in 2018 as compared to 2017, while interest expense was higher by $141,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.86% in 2018 as compared to 3.81% in 2017, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.70% in 2018, up from 3.66% in 2017.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $24,884,000 in 2018, an increase of 4.4% from 2017. Interest and fees on loans receivable increased $1,747,000, or 9.5%, to $20,182,000 in 2018 from $18,435,000 in 2017. Table IV shows the increase in interest on loans includes $1,332,000 attributable to an increase in volume and $415,000 related to an increase in average rate. The average balance of loans receivable increased $55,817,000 (7.3%) to $821,225,000 in 2018 from $765,408,000 in 2017. The increase in average balance reflects the Corporation’s significant growth in both commercial and residential mortgage loans in 2017. The average rate on taxable loans in 2018 was 5.09% compared to 4.89% in 2017 as current rates on variable rate loans and rates on recent new loan originations have increased, consistent with increases in market interest rates. The yield on tax-exempt loans receivable decreased to 3.69% in 2018 compared to 4.51% in 2017. This decrease reflects the reduced tax benefit on tax-exempt assets as compared to taxable assets resulting from the marginal tax rate being reduced to 21% in 2018 from 35% in 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Interest income on available-for-sale debt securities totaled $4,539,000 in 2018, a reduction of $767,000 from the total for 2017. As indicated in Table III, average available-for-sale debt securities (at amortized cost) totaled $351,807,000 in 2018, a decrease of $26,982,000 (7.1%) from 2017. Proceeds from maturities and calls of securities have been used to help fund loan growth and decrease borrowings over the course of 2017 and first six months of 2018. The average yield on available-for-sale debt securities decreased to 2.60% in 2018 from 2.82% in 2017. The reduction in yield on available-for-sale debt securities includes the impact of a reduced tax benefit on tax-exempt municipal bonds as a result of the reduction in the federal income tax rate.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased $141,000, or 7.3%, to $2,072,000 in 2018 from $1,931,000 in 2017. Table III shows that the overall cost of funds on interest-bearing liabilities increased to 0.51% in 2018 from 0.48% in 2017.

Total average deposit balances (interest-bearing and noninterest-bearing) increased 4.1%, to $1,013,113,000 in 2018 from $973,640,000 in 2017. Increases in the average balances of demand deposits, certificates of deposit, interest checking and savings were partially offset by reductions in money market and Individual Retirement Accounts.

Interest expense on deposits increased $512,000 in 2018 over 2017. The average rate on interest-bearing deposits increased to 0.42% in 2018 from 0.30% in 2017. Interest expense on certificates of deposit increased $232,000 in 2018 of which $167,000 is from an increase in average rate and $65,000 due to an increase in volume. Interest expense on interest checking accounts increased $211,000 in 2018 to $394,000 from $183,000 in 2017. This increase is primarily due to an increase in the average rate paid on qualifying accounts.

Interest expense on borrowed funds decreased $371,000 in 2018 as compared to 2017, including a reduction in interest expense on long-term borrowings partially offset by an increase in interest expense on short-term borrowings. Total average borrowed funds decreased $14,109,000 to $55,517,000 in 2018 from $69,626,000 in 2017. The average rate on total borrowed funds was 1.69% in 2018 compared to 2.42% in 2017.

Interest expense on short-term borrowings in 2018 exceeded interest expense in the same period of 2017 by $159,000 as result of a series of advances from FHLB-Pittsburgh that mature in monthly amounts of $3,000,000 through October 2018, as well as an increase in short-term interest rates. These short-term advances were originated in the third and fourth quarters of 2017 to pay off a portion of a total of $37,000,000 in long-term borrowings that matured during that time period. Average short-term borrowings totaled $37,878,000 for the first six months of 2018, an increase of $6,638,000 over 2017. The weighted-average rate on short-term borrowings was 1.50% in 2018 as compared to 0.79% in 2017.

Interest expense on long-term debt decreased $530,000 in 2018 as compared to 2017, mainly from repayment of the $37 million in higher-cost borrowings (weighted-average rate of 3.65%) in the third and fourth quarters of 2017 as referred to above. Borrowings are classified as long-term within the Tables based on their term at origination. The average balance of long-term borrowings in 2018 of $17,639,000 consisted mainly of FHLB advances maturing in early to mid-2019, and had a weighted-average rate of 2.09%. In comparison, average long-term borrowings in the same period of 2017 totaled $38,386,000, with an average rate of 3.75%.

Three-Month Periods Ended June 30, 2018 and 2017

For the three-month periods, fully taxable equivalent net interest income was $11,586,000 in 2018, which was $524,000 (4.7%) higher than in 2017. Interest income was $625,000 higher in 2018 as compared to 2017, while interest expense was higher by $101,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.87% in 2018 as compared to 3.83% in 2017, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.71% in 2018 as compared to 3.69% in 2017.

Interest income totaled $12,665,000 in 2018, an increase of $625,000 (5.2%) from 2017. Interest and fees from loans receivable increased $908,000, or 9.7%, in 2018 as compared to 2017, while income from available-for-sale securities decreased $337,000 (12.9%). As indicated in Table III, for the three-month periods, the average balance of gross loans receivable increased 7.0% to $825,505,000 in 2018 from $771,372,000 in 2017. The average rate of return on loans was 5.00% in 2018, up from 4.87% in 2017. Total average available-for-sale securities (at amortized cost) in 2018 decreased to $350,610,000 from $369,799,000 in 2017. The average rate of return on available-for-sale securities was 2.61% for 2018, down from 2.84% in 2017. The reduction in average rate of return on available-for-sale securities is a result of a reduced tax benefit on tax exempt municipal bonds due to the marginal tax rate decreasing to 21% in 2018 from 35% in 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

For the three-month periods, interest expense increased $101,000, or 10.3%, to $1,079,000 in 2018 from $978,000 in 2017. Interest expense on deposits increased $304,000, as the average rate paid on deposits increased to 0.45% in 2018 from 0.31% in 2017, including increases of 0.33% on certificates of deposit and 0.18% on interest checking. Total average deposits (interest-bearing and noninterest-bearing) amounted to $1,028,539,000 in the second quarter of 2018, an increase of $48,553,000 (5.0%) over the second quarter 2017 total. The increase in total average deposits included an increase in interest bearing deposits of $27,859,000 and an increase in noninterest-bearing demand deposits of $20,694,000.

Interest expense on total borrowed funds decreased $203,000 in 2018 as compared to 2017. Interest expense on short-term borrowings increased $37,000 while interest expense on long-term borrowings decreased by $240,000 in 2018 as compared to 2017. The average balance of total borrowed funds decreased to $45,784,000 in the second quarter 2018 from $59,558,000 in the second quarter 2017, while the average rate on borrowed funds decreased to 1.75% in the second quarter 2018 from 2.71% in the second quarter 2017.

Interest expense on short-term borrowings increased $37,000 to $82,000 in 2018 from $45,000 in 2017. The increase in interest expense on short-term borrowings reflects the impact of higher short-term interest rates in 2018 as compared to 2017 as the average rate on short-term borrowings increased to 1.39% in 2018 from 0.85% in 2017. The average balance of short-term borrowings increased to $23,610,000 in the second quarter 2018 from $21,205,000 in the second quarter 2017.

The average balance of long-term borrowings was $22,174,000 in the second quarter 2018, at an average rate of 2.13%, down from an average balance of $38,353,000 at an average rate of 3.74% in the second quarter 2017. As described above, the reduction in average balance and rate on long-term borrowings reflects the repayment of higher cost borrowings totaling $37,000,000 in the third and fourth quarters of 2017, with long-term borrowings in 2018 consisting mainly of FHLB advances maturing in early to mid-2019.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(In Thousands)	2018	2017	(Decrease)	2018	2017	(Decrease)

INTEREST INCOME
Available-for-sale debt securities:
Taxable	$1,381	$1,352	$29	$2,744	$2,755	($11)
Tax-exempt	897	1,263	(366)	1,795	2,551	(756)
Total available-for-sale debt securities	2,278	2,615	(337)	4,539	5,306	(767)
Dividends on marketable equity security	6	5	1	11	10	1
Interest-bearing due from banks	96	41	55	146	73	73
Loans held for sale	4	6	(2)	6	10	(4)
Loans receivable:
Taxable	9,575	8,609	966	18,776	16,983	1,793
Tax-exempt	706	764	(58)	1,406	1,452	(46)
Total loans receivable	10,281	9,373	908	20,182	18,435	1,747
Total Interest Income	12,665	12,040	625	24,884	23,834	1,050

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	213	106	107	394	183	211
Money market	122	89	33	215	170	45
Savings	38	36	2	75	70	5
Certificates of deposit	389	238	151	694	462	232
Individual Retirement Accounts	117	106	11	230	211	19
Total interest-bearing deposits	879	575	304	1,608	1,096	512
Borrowed funds:
Short-term	82	45	37	281	122	159
Long-term	118	358	(240)	183	713	(530)
Total borrowed funds	200	403	(203)	464	835	(371)
Total Interest Expense	1,079	978	101	2,072	1,931	141

Net Interest Income	$11,586	$11,062	$524	$22,812	$21,903	$909

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for 2018 and 35% for 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	3 Months		3 Months		6 Months		6 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	6/30/2018	Return/	6/30/2017	Return/	6/30/2018	Return/	6/30/2017	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale debt securities, at amortized cost:
Taxable	$247,809	2.24%	$254,806	2.13%	$248,819	2.22%	$262,486	2.12%
Tax-exempt	102,801	3.50%	114,993	4.41%	102,988	3.51%	116,303	4.42%
Total available-for-sale debt securities	350,610	2.61%	369,799	2.84%	351,807	2.60%	378,789	2.82%
Marketable equity security	952	2.53%	1,000	2.01%	957	2.32%	1,000	2.02%
Interest-bearing due from banks	22,286	1.73%	14,873	1.11%	18,231	1.61%	14,898	0.99%
Loans held for sale	267	6.01%	499	4.82%	218	5.55%	351	5.75%
Loans receivable:
Taxable	747,889	5.14%	702,933	4.91%	744,292	5.09%	700,501	4.89%
Tax-exempt	77,616	3.65%	68,439	4.48%	76,933	3.69%	64,907	4.51%
Total loans receivable	825,505	5.00%	771,372	4.87%	821,225	4.96%	765,408	4.86%
Total Earning Assets	1,199,620	4.23%	1,157,543	4.17%	1,192,438	4.21%	1,160,446	4.14%
Cash	18,010		17,276		17,445		16,648
Unrealized gain/loss on securities	(8,242)		689		(6,893)		(130)
Allowance for loan losses	(9,161)		(8,901)		(9,082)		(8,748)
Bank premises and equipment	15,425		15,714		15,438		15,713
Intangible Assets	11,952		11,957		11,953		11,958
Other assets	41,575		41,322		42,174		42,594
Total Assets	$1,269,179		$1,235,600		$1,263,473		$1,238,481

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$217,607	0.39%	$203,256	0.21%	$215,307	0.37%	$202,194	0.18%
Money market	180,667	0.27%	190,703	0.19%	180,297	0.24%	190,902	0.18%
Savings	152,663	0.10%	142,978	0.10%	151,149	0.10%	140,903	0.10%
Certificates of deposit	135,429	1.15%	116,450	0.82%	129,733	1.08%	115,051	0.81%
Individual Retirement Accounts	92,899	0.51%	98,004	0.43%	93,601	0.50%	98,513	0.43%
Other time deposits	1,092	0.00%	1,107	0.00%	933	0.00%	950	0.00%
Total interest-bearing deposits	780,357	0.45%	752,498	0.31%	771,020	0.42%	748,513	0.30%
Borrowed funds:
Short-term	23,610	1.39%	21,205	0.85%	37,878	1.50%	31,240	0.79%
Long-term	22,174	2.13%	38,353	3.74%	17,639	2.09%	38,386	3.75%
Total borrowed funds	45,784	1.75%	59,558	2.71%	55,517	1.69%	69,626	2.42%
Total Interest-bearing Liabilities	826,141	0.52%	812,056	0.48%	826,537	0.51%	818,139	0.48%
Demand deposits	248,182		227,488		242,093		225,127
Other liabilities	8,848		7,573		8,859		7,866
Total Liabilities	1,083,171		1,047,117		1,077,489		1,051,132
Stockholders' equity, excluding other comprehensive income/loss	192,375		187,882		191,258		187,289
Accumulated other comprehensive income/loss	(6,367)		601		(5,274)		60
Total Stockholders' Equity	186,008		188,483		185,984		187,349
Total Liabilities and Stockholders' Equity	$1,269,179		$1,235,600		$1,263,473		$1,238,481
Interest Rate Spread		3.71%		3.69%		3.70%		3.66%
Net Interest Income/Earning Assets		3.87%		3.83%		3.86%		3.81%

Total Deposits (Interest-bearing and Demand)	$1,028,539		$979,986		$1,013,113		$973,640

(1) Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% in 2018 and 35% in 2017.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(3) Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 6/30/18 vs. 6/30/17			6 Months Ended 6/30/18 vs. 6/30/17
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale debt securities:
Taxable	$(38)	$67	$29	$(147)	$136	$(11)
Tax-exempt	(125)	(241)	(366)	(271)	(485)	(756)
Total available-for-sale debt securities	(163)	(174)	(337)	(418)	(349)	(767)
Marketable equity security	0	1	1	0	1	1
Interest-bearing due from banks	21	34	55	19	54	73
Loans held for sale	(3)	1	(2)	(4)	0	(4)
Loans receivable:
Taxable	566	400	966	1,088	705	1,793
Tax-exempt	94	(152)	(58)	244	(290)	(46)
Total loans receivable	660	248	908	1,332	415	1,747
Total Interest Income	515	110	625	929	121	1,050

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	8	99	107	13	198	211
Money market	(5)	38	33	(10)	55	45
Savings	2	0	2	5	0	5
Certificates of deposit	44	107	151	65	167	232
Individual Retirement Accounts	(6)	17	11	(11)	30	19
Total interest-bearing deposits	43	261	304	62	450	512
Borrowed funds:
Short-term	6	31	37	30	129	159
Long-term	(121)	(119)	(240)	(292)	(238)	(530)
Total borrowed funds	(115)	(88)	(203)	(262)	(109)	(371)
Total Interest Expense	(72)	173	101	(200)	341	141

Net Interest Income	$587	$(63)	$524	$1,129	$(220)	$909

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST INCOME

TABLE V - COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)

	6 Months Ended
	June 30,		$	%
	2018	2017	Change	Change
Trust and financial management revenue	$2,948	$2,677	$271	10.1
Brokerage revenue	483	364	119	32.7
Insurance commissions, fees and premiums	57	72	(15)	(20.8)
Service charges on deposit accounts	2,506	2,213	293	13.2
Service charges and fees	168	166	2	1.2
Interchange revenue from debit card transactions	1,220	1,088	132	12.1
Net gains from sales of loans	350	354	(4)	(1.1)
Loan servicing fees, net	189	127	62	48.8
Increase in cash surrender value of life insurance	195	184	11	6.0
Other noninterest income	979	725	254	35.0
Total noninterest income, excluding gains (losses) on securities, net	$9,095	$7,970	$1,125	14.1

Table V excludes the gain on a restricted equity security (Visa Class B stock) and net (losses) gains on available-for-sale debt securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table V increased $1,125,000 (14.1%) in the first six months of 2018 over the first six months of 2017 amount. The most significant variances include the following:

·	Service charges on deposit accounts increased $293,000 (13.2%), mainly due to increased fees from the overdraft privilege program and reflecting the benefit of operational improvements to the program that were instituted early in 2018.

·	Trust and financial management revenue increased $271,000 (10.1%). The increase included the effects of a mid-year 2017 increase in fee levels and an increase in the value of assets under management to $927,089,000 at June 30, 2018, up 3.6% from one year earlier. The increase in value of Trust assets under management resulted from appreciation in equity values and new business.

·	Interchange revenue from debit card transactions increased $132,000 (12.1%), reflecting an increase in volume of transactions.

·	As a result of increased volume, broker-dealer revenue increased $119,000 (32.7%).

·	Loan servicing fees, net, increased $62,000. This category includes fees received from servicing residential mortgage loans that have been originated and sold, adjusted for changes in the fair value of servicing rights. The fair value of mortgage servicing rights decreased by $26,000 in the first six months of 2018 as compared to a reduction of $78,000 in the same period of 2017.

·	Other noninterest income increased $254,000, including an increase of $131,000 in state tax benefits from tax credits, primarily as a result of the donation of the Towanda building. Also, dividends on FHLB-Pittsburgh stock increased $70,000 and interchange revenue from credit card transactions increased $48,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI - COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)

	3 Months Ended
	June 30,		$	%
	2018	2017	Change	Change
Trust and financial management revenue	$1,526	$1,497	$29	1.9
Brokerage revenue	271	208	63	30.3
Insurance commissions, fees and premiums	13	31	(18)	(58.1)
Service charges on deposit accounts	1,302	1,112	190	17.1
Service charges and fees	82	86	(4)	(4.7)
Interchange revenue from debit card transactions	641	568	73	12.9
Net gains from sales of loans	166	188	(22)	(11.7)
Loan servicing fees, net	61	55	6	10.9
Increase in cash surrender value of life insurance	98	94	4	4.3
Other noninterest income	529	267	262	98.1
Total noninterest income, excluding gains (losses) on securities, net	$4,689	$4,106	$583	14.2

Table VI excludes the gain on a restricted equity security (Visa Class B stock) and net (losses) gains on available-for-sale debt securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table VI increased $583,000 (14.2%) in the second quarter 2018 over the second quarter of 2017 amount. The most significant variances include the following:

·	Service charges on deposit accounts increased $190,000 (17.1%) in the second quarter 2018 over the second quarter 2017 total, mainly due to increased fees from the overdraft privilege program and reflecting the benefit of operational improvements to the program that were instituted early in 2018.

·	Interchange revenue from debit card transactions increased $73,000 (12.9%), reflecting an increase in volume of transactions.

·	As a result of increased volume, broker-dealer revenue increased $63,000 (30.3%).

·	Other noninterest income increased $262,000 in the second quarter 2018 as compared to the second quarter 2017, including an increase of $154,000 in state tax benefits from tax credits resulting from the second quarter 2018 donation of the Towanda building. Also, dividends on FHLB-Pittsburgh stock increased $40,000 and interchange revenue from credit card transactions increased $26,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST EXPENSE

TABLE VII - COMPARISON OF NONINTEREST EXPENSE

(Dollars In Thousands)

	Six Months Ended
	June 30,		$	%
	2018	2017	Change	Change
Salaries and wages	$8,317	$7,840	$477	6.1
Pensions and other employee benefits	2,810	2,661	149	5.6
Occupancy expense, net	1,250	1,178	72	6.1
Furniture and equipment expense	584	628	(44)	(7.0)
Data processing expenses	1,335	1,190	145	12.2
Automated teller machine and interchange expense	641	599	42	7.0
Pennsylvania shares tax	672	672	0	0.0
Professional fees	555	375	180	48.0
Telecommunications	390	266	124	46.6
Directors' fees	352	371	(19)	(5.1)
Other noninterest expense	2,673	2,594	79	3.0

Total noninterest expense	$19,579	$18,374	$1,205	6.6

As shown in Table VII, total noninterest expense increased $1,205,000 (6.6%) in the first six months of 2018 as compared to the first six months of 2017. The most significant variances include the following:

·	Salaries and wages expense increased $477,000 (6.1%), including the effects of annual performance-based salary adjustments for a majority of employees along with an increase of $159,000 in estimated cash and stock-based compensation expense and an increase in the average number of FTEs to 295 in the first six months of 2018 from 290 in the first six months of 2017.

·	Professional fees were $180,000 higher in 2018 than in 2017. The increase in professional fees included expenses in the first six months of 2018 related to implementation of a new mortgage loan origination system, completion of a consulting project related to Board governance and committee structure, assistance with implementation of new accounting standards, certification of a compliance-related software system and other corporate projects.

·	Pensions and other employee benefits expense increased $149,000, including an increase of $131,000 in health care expenses due to higher claims on the partially self-insured plan.

·	Data processing expenses increased $145,000, including costs associated with the new mortgage loan origination system.

·	Telecommunications expense increased $124,000 as a result of additional costs related to a new telephone system, along with costs from the prior legacy system during the transition period.

·	Occupancy costs increased $72,000, primarily due to increases in fuel and maintenance costs.

·	Other noninterest expense increased $79,000. Within this category, the most significant fluctuations between 2018 and comparative 2017 were as follows:

➢	The donation of the Towanda property was completed in June 2018, resulting in recognition of expense of $250,000 based on the net book value of the real estate. Accordingly, donation expense in the first six months of 2018 exceeded the 2017 total by $227,000.

➢	Credit card processing and rewards redemption expense increased $51,000.

➢	Collection expense, net of reimbursements, was $105,000 lower in 2018.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

➢	Recoveries of sales and use tax previously paid totaled $40,000 in the first six months of 2018, resulting in a reduction in expense. In comparison, expense associated with sales and use tax assessments totaling $65,000 was recognized in the first six months of 2017.

TABLE VIII - COMPARISON OF NONINTEREST EXPENSE

(Dollars In Thousands)

	Three Months Ended
	June 30,		$	%
	2018	2017	Change	Change
Salaries and wages	$4,193	$3,972	$221	5.6
Pensions and other employee benefits	1,200	1,137	63	5.5
Occupancy expense, net	613	600	13	2.2
Furniture and equipment expense	313	315	(2)	(0.6)
Data processing expenses	694	615	79	12.8
Automated teller machine and interchange expense	319	305	14	4.6
Pennsylvania shares tax	336	336	0	0.0
Professional fees	279	188	91	48.4
Telecommunications	157	132	25	18.9
Directors' fees	168	186	(18)	(9.7)
Other noninterest expense	1,412	1,290	122	9.5
Total noninterest expense	$9,684	$9,076	$608	6.7

As shown in Table VIII, total noninterest expense increased $608,000 (6.7%) in the second quarter 2018 as compared to the second quarter 2017. The most significant variances include the following:

·	Salaries and wages expense increased $221,000 (5.6%), including the effects of annual performance-based salary adjustments for a majority of employees along with an increase of $73,000 in estimated cash and stock-based compensation expense and an increase in the average number of FTEs to 297 in the second quarter 2018 from 292 in the second quarter 2017.

·	Professional fees were $91,000 higher in the second quarter 2018 than in the second quarter 2017, including expenses in the second quarter 2018 related to implementation of the new mortgage loan origination system, assistance with implementation of new accounting standards, certification of a compliance-related software system and other corporate projects.

·	Data processing expenses increased $79,000, including costs associated with the new mortgage loan origination system.

·	Pensions and other employee benefits expense increased $63,000, including an increase of $32,000 in health care expenses due to higher claims on the partially self-insured plan.

·	Other noninterest expense increased $122,000. Within this category, donations expense increased $226,000, including the second quarter 2018 expense of $250,000 from donation of the Towanda real estate as described above. Recoveries of sales and use tax previously paid totaled $37,000 in the second quarter 2018, resulting in a reduction in expense, while second quarter 2017 expense included sales and use tax assessments totaling $65,000.

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The income tax provision for the first six months of 2018 was $2,118,000, or 16.5% of pre-tax earnings, which was $240,000 lower than the provision for the first six months of 2017 of $2,358,000, or 23.8% of pre-tax income. The Corporation benefited from the reduction in the federal corporate income tax rate to 21%, effective January 1, 2018, from the 35% marginal tax rate in effect throughout 2017. The Corporation’s effective tax rates differ from the statutory rate of 21% in the first six months of 2018 and 35% for the first six months of 2017 principally because of the effects of tax-exempt interest income.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At June 30, 2018 the net deferred tax asset was $4,304,000, up from $3,289,000 at December 31, 2017. The most significant change in temporary difference components was a net increase of $1,215,000 related to unrealized losses on available-for-sale securities. At June 30, 2018, the net deferred tax asset associated with the unrealized loss was $1,721,000, while at December 31, 2017, the deferred tax asset associated with the unrealized loss was $506,000, including $843,000 recorded as an offset to the pre-tax unrealized loss within accumulated other comprehensive loss, partially offset by $337,000 charged against retained earnings.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.

Management believes the recorded net deferred tax asset at June 30, 2018 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 11 to the unaudited, consolidated financial statements.

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the “Net Interest Income” section of Management’s Discussion and Analysis. Other significant balance sheet items, including the allowance for loan losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding standby letters of credit at June 30, 2018, and management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2018.

Gross loans outstanding (excluding mortgage loans held for sale) were $818,647,000 at June 30, 2018, up 0.4% from $815,713,000 at December 31, 2017 and 5.0% from $779,692,000 at June 30, 2017. Total outstanding mortgages and other consumer real estate loans were $2,474,000 (0.6%) higher at June 30, 2018 as compared to December 31, 2017 and increased $19,781,000 (4.6%) as compared to June 30, 2017. Total outstanding commercial loans were lower by $507,000 (0.1%) at June 30, 2018 as compared to December 31, 2017 and $17,891,000 (5.3%) higher compared to June 30, 2017. The reduction in outstanding commercial loans at June 30, 2018 reflected pay-offs totaling approximately $13,000,000 from a few large loans that occurred late in the second quarter. Average loans outstanding in the first six months of 2018 of $821,225,000 were $55,817,000 (7.3%) higher than the corresponding total in the first six months of 2017.

While the Corporation’s lending activities are primarily concentrated in its market area, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial,” “Commercial loans secured by real estate”, “Political subdivisions” and “Other commercial” classes in the loan tables presented in this Form 10-Q. Total participation loans outstanding amounted to $62,949,000 at June 30, 2018, up from $61,245,000 at December 31, 2017 and $42,876,000 at June 30, 2017. At June 30, 2018, the balance of participation loans outstanding includes a total of $52,681,000 to businesses located outside of the Corporation’s market area, including $9,684,000 from participations in loans originated through the Corporation’s membership in a network that originates loans throughout the U.S. The Corporation’s participation loans originated through the network consist of loans to businesses that are larger than the Corporation’s typical commercial customer base. The loans originated through the network are considered “leveraged loans,” meaning the businesses typically have minimal tangible book equity and the extent of collateral available is limited, though at the time of origination the businesses have demonstrated strong cash flow performance in their recent histories. Total leveraged participation loans, including loans originated through the network and two loans originated through another lead institution, totaled $13,944,000 at June 30, 2018 and $15,328,000 at December 31, 2017.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

For loan sales originated under the MPF Xtra and Original programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received, or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At June 30, 2018, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,780,000, and the corresponding total outstanding balance repurchased at December 31, 2017 was $1,805,000.

At June 30, 2018, outstanding balances of loans sold and serviced through the two programs totaled $171,543,000, including loans sold through the MPF Xtra program of $102,533,000 and loans sold through the Original program of $69,010,000. At December 31, 2017, outstanding balances of loans sold and serviced through the two programs totaled $169,725,000, including loans sold through the MPF Xtra program of $107,117,000 and loans sold through the Original program of $62,608,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of June 30, 2018 and December 31, 2017.

For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. At June 30, 2018, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $3,623,000, and the Corporation has recorded a related allowance for credit losses of $300,000 which is included in “Accrued interest and other liabilities” in the accompanying consolidated balance sheets. At December 31, 2017, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $5,742,000, and the related allowance for credit losses was $260,000. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

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

The allowance for loan losses was $8,831,000 at June 30, 2018, down from $8,856,000 at December 31, 2017. Table X shows total specific allowances on impaired loans decreased $184,000 to $1,095,000 at June 30, 2018 from $1,279,000 at December 31, 2017. The largest individual loan balance for which a specific allowance has been recorded is a real estate secured commercial loan with an outstanding balance of $2,573,000 and a specific allowance of $850,000 at June 30, 2018, down from an outstanding balance of $2,641,000 and a specific allowance of $919,000 at December 31, 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The provision for loan losses by segment in the three-month and six-month period ended June 30, 2018 and 2017 is as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Residential mortgage	$47	$39	$78	$168
Commercial	(120)	(150)	97	153
Consumer	53	13	97	33
Unallocated	0	102	0	102
Total	$(20)	$4	$272	$456

The provision for loan losses is further detailed as follows:

	3 Months	3 Months	6 Months	6 Months
Residential mortgage segment	Ended	Ended	Ended	Ended
(In thousands)	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$41	$102	$92	$162

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	43	11	23	48
Changes in historical loss experience factors	(37)	7	(37)	39
Changes in qualitative factors	0	(81)	0	(81)
Total provision for loan losses - Residential mortgage segment	$47	$39	$78	$168

	3 Months	3 Months	6 Months	6 Months
Commercial segment	Ended	Ended	Ended	Ended
(In thousands)	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
(Decrease) increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$(142)	$202	$(31)	$504

(Decrease) increase in collectively determined portion of the allowance attributable to:
Loan (reduction) growth	(18)	32	35	45
Changes in historical loss experience factors	40	(305)	93	(262)
Changes in qualitative factors	0	(79)	0	(134)
Total (credit) provision for loan losses - Commercial segment	$(120)	$(150)	$97	$153

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	3 Months	3 Months	6 Months	6 Months
Consumer segment	Ended	Ended	Ended	Ended
(In thousands)	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$23	$11	$52	$37

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	5	5	9	7
Changes in historical loss experience factors	16	(2)	26	(9)
Changes in qualitative factors	9	(1)	10	(2)
Total provision for loan losses - Consumer segment	$53	$13	$97	$33

	3 Months	3 Months	6 Months	6 Months
Total - All segments	Ended	Ended	Ended	Ended
(In thousands)	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
(Decrease) increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$(78)	$315	$113	$703

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	30	48	67	100
Changes in historical loss experience factors	19	(300)	82	(232)
Changes in qualitative factors	9	(161)	10	(217)
Sub-total	(20)	(98)	272	354
Unallocated	0	102	0	102
Total (credit) provision for loan losses - All segments	$(20)	$4	$272	$456

For the periods shown in the tables immediately above, the provision related to increases or decreases in specific allowances on impaired loans was affected by changes in the results of management’s assessment of the amount of probable or actual (charged-off) losses associated with a small number of larger, individual loans. This line item also includes net charge-offs or recoveries from smaller loans that had not been individually evaluated for impairment prior to charge-off. In the second quarter 2018, the credit for the commercial segment included the benefit of reversing a specific allowance of $158,000 that had been previously established. The reversal of this specific allowance resulted from an improvement in the Corporation’s collateral position.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Total nonperforming loans as a percentage of outstanding loans was 1.76% at June 30, 2018, down from 2.10% at December 31, 2017, and nonperforming assets as a percentage of total assets was 1.35% at June 30, 2018, down from 1.47% at December 31, 2017. Table XI presents data at June 30, 2018 and at the end of each of the years ended December 31, 2013 through 2017. For the range of dates presented in Table XI, total nonperforming loans as a percentage of loans has ranged from a low of 1.76% at June 30, 2018 to a high of 2.80% at December 31, 2013, and total nonperforming assets as a percentage of assets have ranged from a low of 1.31% at December 31, 2015 to a high of 1.53% at December 31, 2013.

Total impaired loans of $7,998,000 at June 30, 2018 are down $1,513,000 from the corresponding amount at December 31, 2017 of $9,511,000, while foreclosed assets held for sale increased $1,299,000 to a balance of $2,897,000 at June 30, 2018. In the second quarter 2018, the Corporation acquired two properties that had secured a commercial loan, recording the acquisition at an estimated fair value of $2,293,000 with no gain or loss recognized. Table XI shows that the total outstanding balance of impaired loans of $7,998,000 at June 30, 2018 is lower than the year-end balances from 2013 – 2017, while the balance of foreclosed assets held for sale is higher than the year-end amounts for the previous five years.

Total nonperforming assets of $17,322,000 at June 30, 2018 are $1,404,000 lower than the corresponding amount at December 31, 2017, summarized as follows:

·	Total nonaccrual loans at June 30, 2018 of $11,230,000 was $2,174,000 lower than the corresponding December 31, 2017 total of $13,404,000, including the effect of reducing nonaccrual loans due to the acquisition of the commercial properties as described above.

·	Total loans past due 90 days or more and still accruing interest amounted to $3,195,000 at June 30, 2018, a decrease of $529,000 from the total at December 31, 2017. The reduction in loans past due 90 days or more included a reduction in residential mortgage loans of $672,000 and an increase in commercial loans of $124,000. The Corporation reviews the status of loans past due 90 days or more each quarter to determine if it is appropriate to continue to accrue interest, and has determined the loans included in this category are well secured and that ultimate collection of all principal and interest is probable.

·	Foreclosed assets held for sale consisted of real estate, and totaled $2,897,000 at June 30, 2018, an increase of $1,299,000 from $1,598,000 at December 31, 2017. At June 30, 2018, the Corporation held 13 such properties for sale, with total carrying values of $412,000 related to residential real estate, $120,000 of land and $2,365,000 related to commercial real estate. At December 31, 2017, the Corporation held 16 such properties for sale, with total carrying values of $721,000 related to residential real estate, $632,000 of land and $245,000 related to commercial real estate. The Corporation evaluates the carrying values of foreclosed assets each quarter based on the most recent market activity or appraisals for each property.

Over the period 2013-2017 and the first six months of 2018, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of June 30, 2018. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to loans and the allowance for loan losses.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)

	Six Months Ended
	June 30,	June 30,	Years Ended December 31,
	2018	2017	2017	2016	2015	2014	2013
Balance, beginning of year	$8,856	$8,473	$8,473	$7,889	$7,336	$8,663	$6,857
Charge-offs:
Residential mortgage	(99)	(178)	(197)	(73)	(217)	(327)	(95)
Commercial	(154)	(97)	(132)	(597)	(251)	(1,715)	(459)
Consumer	(73)	(60)	(150)	(87)	(94)	(97)	(117)
Total charge-offs	(326)	(335)	(479)	(757)	(562)	(2,139)	(671)
Recoveries:
Residential mortgage	5	16	19	3	1	25	24
Commercial	3	2	4	35	214	264	348
Consumer	21	23	38	82	55	47	58
Total recoveries	29	41	61	120	270	336	430
Net charge-offs	(297)	(294)	(418)	(637)	(292)	(1,803)	(241)
Provision for loan losses	272	456	801	1,221	845	476	2,047
Balance, end of period	$8,831	$8,635	$8,856	$8,473	$7,889	$7,336	$8,663
Net charge-offs as a % of average loans	0.04%	0.04%	0.05%	0.09%	0.04%	0.29%	0.04%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	June 30,	As of December 31,
	2018	2017	2016	2015	2014	2013
ASC 310 - Impaired loans	$1,095	$1,279	$674	$820	$769	$2,333
ASC 450 - Collective segments:
Commercial	3,206	3,078	3,373	3,103	2,732	2,583
Residential mortgage	3,827	3,841	3,890	3,417	3,295	3,156
Consumer	204	159	138	122	145	193
Unallocated	499	499	398	427	395	398
Total Allowance	$8,831	$8,856	$8,473	$7,889	$7,336	$8,663

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(Dollars In Thousands)

	June 30,	As of December 31,
	2018	2017	2016	2015	2014	2013
Impaired loans with a valuation allowance	$3,652	$4,100	$3,372	$1,933	$3,241	$9,889
Impaired loans without a valuation allowance	4,346	5,411	7,488	8,041	9,075	6,432
Total impaired loans	$7,998	$9,511	$10,860	$9,974	$12,316	$16,321
Total loans past due 30-89 days and still accruing	$3,921	$9,449	$7,735	$7,057	$7,121	$8,305
Nonperforming assets:
Total nonaccrual loans	$11,230	$13,404	$8,736	$11,517	$12,610	$14,934
Total loans past due 90 days or more and still accruing	3,195	3,724	6,838	3,229	2,843	3,131
Total nonperforming loans	14,425	17,128	15,574	14,746	15,453	18,065
Foreclosed assets held for sale (real estate)	2,897	1,598	2,180	1,260	1,189	892
Total nonperforming assets	$17,322	$18,726	$17,754	$16,006	$16,642	$18,957
Loans subject to troubled debt restructurings (TDRs):
Performing	$753	$636	$5,803	$1,186	$1,807	$3,267
Nonperforming	2,951	3,027	2,874	5,178	5,388	908
Total TDRs	$3,704	$3,663	$8,677	$6,364	$7,195	$4,175
Total nonperforming loans as a % of loans	1.76%	2.10%	2.07%	2.09%	2.45%	2.80%
Total nonperforming assets as a % of assets	1.35%	1.47%	1.43%	1.31%	1.34%	1.53%
Allowance for loan losses as a % of total loans	1.08%	1.09%	1.13%	1.12%	1.16%	1.34%
Allowance for loan losses as a % of nonperforming loans	61.22%	51.70%	54.40%	53.50%	47.47%	47.95%

TABLE XII - SUMMARY OF LOANS BY TYPE
Summary of Loans by Type
(In Thousands)	June 30,	As of December 31,
	2018	2017	2016	2015	2014	2013
Residential mortgage:
Residential mortgage loans - first liens	$361,592	$359,987	$334,102	$304,783	$291,882	$299,831
Residential mortgage loans - junior liens	26,594	25,325	23,706	21,146	21,166	23,040
Home equity lines of credit	34,852	35,758	38,057	39,040	36,629	34,530
1-4 Family residential construction	26,722	26,216	24,908	21,121	16,739	13,909
Total residential mortgage	449,760	447,286	420,773	386,090	366,416	371,310

Commercial:
Commercial loans secured by real estate	159,392	159,266	150,468	154,779	145,878	147,215
Commercial and industrial	88,499	88,276	83,854	75,196	50,157	42,387
Political subdivisions	56,690	59,287	38,068	40,007	17,534	16,291
Commercial construction and land	13,066	14,527	14,287	5,122	6,938	17,003
Loans secured by farmland	7,397	7,255	7,294	7,019	7,916	10,468
Multi-family (5 or more) residential	7,860	7,713	7,896	9,188	8,917	10,985
Agricultural loans	5,622	6,178	3,998	4,671	3,221	3,251
Other commercial loans	14,455	10,986	11,475	12,152	13,334	14,631
Total commercial	352,981	353,488	317,340	308,134	253,895	262,231

Consumer	15,906	14,939	13,722	10,656	10,234	10,762
Total	818,647	815,713	751,835	704,880	630,545	644,303
Less: allowance for loan losses	(8,831)	(8,856)	(8,473)	(7,889)	(7,336)	(8,663)

Loans, net	$809,816	$806,857	$743,362	$696,991	$623,209	$635,640

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At June 30, 2018, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $28,985,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $15,481,000 at June 30, 2018.

The Corporation’s outstanding, available, and total credit facilities at June 30, 2018 and December 31, 2017 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2018	2017	2018	2017	2018	2017
Federal Home Loan Bank of Pittsburgh	$39,054	$67,189	$324,880	$295,441	$363,934	$362,630
Federal Reserve Bank Discount Window	0	0	15,079	15,877	15,079	15,877
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$39,054	$67,189	$384,959	$356,318	$424,013	$423,507

At June 30, 2018, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of short-term borrowings of $12,000,000 and long-term borrowings of $27,054,000. At December 31, 2017, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $29,000,000, short-term borrowings of $29,000,000 and long-term borrowings of $9,189,000. Additional information regarding borrowed funds is included in Note 8 to the unaudited consolidated financial statements.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations or use repurchase agreements placed with brokers to borrow funds secured by investment assets. At June 30, 2018, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $172,786,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning capital ratios at June 30, 2018 and December 31, 2017 are presented below. Management believes, as of June 30, 2018 and December 31, 2017, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject and maintain capital conservation buffers (described in more detail below) that allow the Corporation and C&N Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at June 30, 2018 and December 31, 2017 exceed the Corporation’s policy threshold levels.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(Dollars in Thousands)							Minimum To Be Well
			Minimum		Minimum To Maintain		Capitalized Under		Minimum To Meet
			Capital		Capital Conservation		Prompt Corrective		the Corporation's
	Actual		Requirement		Buffer at Reporting Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018:
Total capital to risk-weighted assets:
Consolidated	$192,699	23.82%	$64,705	³8%	$79,870	³9.875%	$80,881	³10%	$84,925	³10.5%
C&N Bank	170,389	21.18%	64,358	³8%	79,442	³9.875%	80,447	³10%	84,470	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	183,568	22.70%	48,529	³6%	63,694	³7.875%	64,705	³8%	68,749	³8.5%
C&N Bank	161,258	20.05%	48,268	³6%	63,352	³7.875%	64,358	³8%	68,380	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	183,568	22.70%	36,397	³4.5%	51,562	³6.375%	52,573	³6.5%	56,617	³7%
C&N Bank	161,258	20.05%	36,201	³4.5%	51,285	³6.375%	52,291	³6.5%	56,313	³7%
Tier 1 capital to average assets:
Consolidated	183,568	14.52%	50,582	³4%	N/A	N/A	63,227	³5%	63,227	³5%
C&N Bank	161,258	12.90%	49,993	³4%	N/A	N/A	62,491	³5%	62,491	³5%
December 31, 2017:
Total capital to risk-weighted assets:
Consolidated	$187,097	23.07%	$64,872	³8%	$75,008	³9.25%	$81,090	³10%	$85,144	³10.5%
C&N Bank	165,142	20.47%	64,528	³8%	74,611	³9.25%	80,661	³10%	84,694	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	177,981	21.95%	48,654	³6%	58,790	³7.25%	64,872	³8%	68,926	³8.5%
C&N Bank	156,026	19.34%	48,396	³6%	58,479	³7.25%	64,528	³8%	68,561	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	177,981	21.95%	36,490	³4.5%	46,626	³5.75%	52,708	³6.5%	56,763	³7%
C&N Bank	156,026	19.34%	36,297	³4.5%	46,380	³5.75%	52,429	³6.5%	56,462	³7%
Tier 1 capital to average assets:
Consolidated	177,981	14.23%	50,023	³4%	N/A	N/A	62,529	³5%	62,529	³5%
C&N Bank	156,026	12.63%	49,418	³4%	N/A	N/A	61,772	³5%	61,772	³5%

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

At June 30, 2018, the Corporation’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 15.82%. C&N Bank’s Capital Conservation Buffer (also determined based on the minimum total capital ratio) was 13.18%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income (Loss) within stockholders’ equity. The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains (losses) on available-for-sale securities, net of deferred income tax, amounted to ($6,476,000) at June 30, 2018 and ($1,566,000) at December 31, 2017. Changes in accumulated other comprehensive income (loss) are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at June 30, 2018.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income (Loss) related to defined benefit plans, net of deferred income tax, was $137,000 at June 30, 2018 and $59,000 at December 31, 2017.

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

Comprehensive Income totaled $5,570,000 for the three months ended June 30, 2018 as compared to $5,116,000 in the second quarter 2017. For the three months ended June 30, 2018, Comprehensive Income included: (1) Net Income of $6,371,000, which was $2,250,000 higher than in the second quarter 2017; (2) Other Comprehensive Loss from a decrease in net unrealized losses on available-for-sale securities of ($797,000) as compared to Other Comprehensive Income of $999,000 from net unrealized gains on available-for-sale securities in the second quarter 2017; and (3) Other Comprehensive Loss from defined benefit plans of ($4,000) for the second quarter 2018 and for the second quarter 2017.

For the six months ended June 30, 2018, Comprehensive Income totaled $6,191,000 as compared to $8,973,000 for the first six months of 2017. For the six months ended June 30, 2018, Comprehensive Income included: (1) Net Income of $10,746,000, up $3,191,000 from net income for the first six months of 2017; (2) Other Comprehensive Loss from a decrease in net unrealized losses on available-for-sale securities of ($4,621,000) as compared to Other Comprehensive Income of $1,318,000 from net unrealized gains on available-for-sale securities in the first six months of 2017; and (3) Other Comprehensive Income from defined benefit plans of $66,000 for the six months ended June 30, 2018 as compared to Other Comprehensive Income of $100,000 for the first six months of 2017.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Since September 2007, the Federal Reserve has maintained the fed funds target rate at extremely low levels by historical standards. Further, throughout the period of low interest rates, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. Since late 2015, the Federal Reserve has begun to move its fed funds target rate higher, in an effort to re-establish a more normalized level by historical standards, with seven separate 0.25% increases from December 2015 through June 2018, resulting in the current range of 1.75% to 2.00%. Inflation has remained subdued, measured through 2017 and the first six months of 2018 at levels at or below the Federal Open Market Committee’s 2% longer run objective. The FOMC noted in its latest statement that the labor market continues to strengthen and that economic activity continues to rise at a solid rate with household spending picking up and business fixed investment growing. The Committee continues to suggest that as market conditions continue to improve, further gradual increases in the federal funds rate will be warranted.

Although management cannot predict future changes in the rates of inflation, management monitors the impact of economic trends, including any indicators of inflationary pressures, in managing interest rate and other financial risks.

RECENT LEGISLATIVE DEVELOPMENTS

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), which was designed to ease certain restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Most of the changes made by the new Act can be grouped into five general areas: mortgage lending; certain regulatory relief for “community” banks; enhanced consumer protections in specific areas, including subjecting credit reporting agencies to additional requirements; certain regulatory relief for large financial institutions, including increasing the threshold at which institutions are classified as systemically important financial institutions (from $50 billion to $250 billion) and therefore subject to stricter oversight, and revising the rules for larger institution stress testing; and certain changes to federal securities regulations designed to promote capital formation. Some of the key provisions of the Act as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; and (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings. The Corporation continues to analyze the changes implemented by the Act, but does not believe that such changes will materially impact the Corporation’s business, operations, or financial results.

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

Table XIII, which follows this discussion, is based on the results of calculations performed using the simulation model as of June 30, 2018 and December 31, 2017. The table shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XIII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

June 30, 2018 Data
(Dollars In Thousands)	Period Ending June 30, 2019

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$60,391	$19,673	$40,718	-8.8%	25.0%
+300	57,690	15,948	41,742	-6.5%	20.0%
+200	55,020	12,222	42,798	-4.1%	15.0%
+100	52,271	8,497	43,774	-1.9%	10.0%
0	49,417	4,778	44,639	0.0%	0.0%
-100	46,175	3,123	43,052	-3.6%	10.0%
-200	43,160	2,627	40,533	-9.2%	15.0%
-300	41,520	2,439	39,081	-12.5%	20.0%
-400	41,237	2,439	38,798	-13.1%	25.0%

	Market Value of Portfolio Equity at June 30, 2018

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$200,729	-15.8%	40.0%
+300	208,792	-12.5%	30.0%
+200	219,045	-8.2%	25.0%
+100	228,463	-4.2%	15.0%
0	238,490	0.0%	0.0%
-100	240,239	0.7%	15.0%
-200	238,693	0.1%	25.0%
-300	239,087	0.3%	30.0%
-400	275,020	15.3%	40.0%

December 31, 2017 Data
(Dollars in Thousands)		Period Ending December 31, 2018

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$57,619	$19,730	$37,889	-10.8%	25.0%
+300	54,978	15,852	39,126	-7.9%	20.0%
+200	52,334	11,974	40,360	-5.0%	15.0%
+100	49,620	8,095	41,525	-2.2%	10.0%
0	46,717	4,243	42,474	0.0%	0.0%
-100	43,581	2,781	40,800	-3.9%	10.0%
-200	41,290	2,216	39,074	-8.0%	15.0%
-300	40,463	2,191	38,272	-9.9%	20.0%
-400	40,194	2,191	38,003	-10.5%	25.0%

	Market Value of Portfolio Equity at December 31, 2017

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$195,385	-16.8%	40.0%
+300	203,648	-13.3%	30.0%
+200	213,689	-9.0%	25.0%
+100	224,389	-4.4%	15.0%
0	234,759	0.0%	0.0%
-100	236,030	0.5%	15.0%
-200	234,863	0.0%	25.0%
-300	252,464	7.5%	30.0%
-400	292,124	24.4%	40.0%

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

During the quarter ended June 30, 2018, the Corporation completed the implementation of a new loan origination system for residential mortgages and consumer loans and revised certain loan processing procedures for residential mortgages, consumer loans and commercial loans. These changes included restructuring of the loan processing department and reassignment of responsibilities within that department. Management’s internal control oversight and assessment include consideration of these changes. Except as previously described, there were no significant changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities during the second quarter 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2018	0	$0	0	600,000
May 1 - 31, 2018	0	$0	0	600,000
June 1 - 30, 2018	0	$0	0	600,000

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

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6. Exhibits

2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed April 19, 2013

4. Instruments defining the rights of Security holders, including Indentures	Not applicable

10. Material contracts:
10.1 Form of Indemnification Agreements dated May 24, 2018 between the Corporation and Directors Bobbi J. Kilmer, Terry L. Lehman, Frank G. Pellegrino and Aaron K. Singer	Filed herewith

11. Statement re: computation of per share earnings	Information concerning the computation of
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

CITIZENS & NORTHERN CORPORATION

August 6, 2018	By: /s/ J. Bradley Scovill
Date	President and Chief Executive Officer

August 6, 2018	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer

