Form 10-Q
period 2018-09-30
CITIZENS & NORTHERN CORP
filed 2018-11-01
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	12,298,357 Shares Outstanding on October 29, 2018

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data) (Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks:
Noninterest-bearing	$20,978	$25,664
Interest-bearing	17,363	14,580
Total cash and due from banks	38,341	40,244
Available-for-sale debt securities, at fair value	358,706	355,937
Marketable equity security	941	971
Loans held for sale	551	765

Loans receivable	822,532	815,713
Allowance for loan losses	(8,815)	(8,856)
Loans, net	813,717	806,857

Bank-owned life insurance	18,935	20,083
Accrued interest receivable	4,279	4,048
Bank premises and equipment, net	14,824	15,432
Foreclosed assets held for sale	2,678	1,598
Deferred tax asset, net	5,122	3,289
Intangible assets - Goodwill and core deposit intangibles	11,951	11,954
Other assets	15,394	15,781
TOTAL ASSETS	$1,285,439	$1,276,959

LIABILITIES
Deposits:
Noninterest-bearing	$260,961	$241,214
Interest-bearing	782,986	767,235
Total deposits	1,043,947	1,008,449
Short-term borrowings	8,421	61,766
Long-term borrowings	32,985	9,189
Accrued interest and other liabilities	10,099	9,112
TOTAL LIABILITIES	1,095,452	1,088,516

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares; issued 12,655,171; outstanding 12,297,274 at September 30, 2018 and 12,214,525 December 31, 2017	12,655	12,655
Paid-in capital	72,197	72,035
Retained earnings	120,283	113,608
Treasury stock, at cost; 357,897 shares at September 30, 2018 and 440,646 shares at December 31, 2017	(6,780)	(8,348)
Accumulated other comprehensive loss	(8,368)	(1,507)
TOTAL STOCKHOLDERS' EQUITY	189,987	188,443
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,285,439	$1,276,959

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income	3 Months Ended		9 Months Ended
(In Thousands Except Per Share Data) (Unaudited)	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans:
Taxable	$9,754	$8,889	$28,530	$25,872
Tax-exempt	561	531	1,677	1,482
Interest on mortgages held for sale	3	10	9	20
Interest on balances with depository institutions	173	67	319	140
Income from available-for-sale debt securities:
Taxable	1,624	1,335	4,368	4,090
Tax-exempt	680	789	2,105	2,459
Dividends on marketable equity security	5	5	16	15
Total interest and dividend income	12,800	11,626	37,024	34,078
INTEREST EXPENSE
Interest on deposits	1,033	639	2,641	1,735
Interest on short-term borrowings	39	9	320	131
Interest on long-term borrowings	169	337	352	1,050
Total interest expense	1,241	985	3,313	2,916
Net interest income	11,559	10,641	33,711	31,162
Provision for loan losses	60	322	332	778
Net interest income after provision for loan losses	11,499	10,319	33,379	30,384
NONINTEREST INCOME
Trust and financial management revenue	1,427	1,292	4,375	3,969
Brokerage revenue	235	187	718	551
Insurance commissions, fees and premiums	15	26	72	98
Service charges on deposit accounts	1,331	1,186	3,837	3,399
Service charges and fees	95	97	263	263
Interchange revenue from debit card transactions	660	561	1,880	1,649
Net gains from sale of loans	164	297	514	651
Loan servicing fees, net	74	35	263	162
Increase in cash surrender value of life insurance	100	97	295	281
Other noninterest income	361	288	1,340	1,013
Sub-total	4,462	4,066	13,557	12,036
Gain on restricted equity security	571	0	2,321	0
Realized (losses) gains on available-for-sale debt securities, net	(2)	5	(284)	257
Total noninterest income	5,031	4,071	15,594	12,293
NONINTEREST EXPENSE
Salaries and wages	4,263	3,985	12,580	11,825
Pensions and other employee benefits	1,237	1,209	4,047	3,870
Occupancy expense, net	648	580	1,898	1,758
Furniture and equipment expense	317	340	901	968
Data processing expenses	667	595	2,002	1,785
Automated teller machine and interchange expense	347	346	988	945
Pennsylvania shares tax	326	336	998	1,008
Professional fees	305	224	860	599
Telecommunications	177	143	567	409
Directors' fees	197	177	549	548
Other noninterest expense	1,349	1,257	4,022	3,851
Total noninterest expense	9,833	9,192	29,412	27,566
Income before income tax provision	6,697	5,198	19,561	15,111
Income tax provision	1,111	1,262	3,229	3,620
NET INCOME	$5,586	$3,936	$16,332	$11,491
EARNINGS PER COMMON SHARE - BASIC	$0.45	$0.32	$1.33	$0.94
EARNINGS PER COMMON SHARE - DILUTED	$0.45	$0.32	$1.33	$0.94

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income	Three Months Ended		Nine Months Ended
(In Thousands) (Unaudited)	September 30,		September 30,
	2018	2017	2018	2017
Net income	$5,586	$3,936	$16,332	$11,491

Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains on available-for-sale securities	(2,567)	(213)	(8,698)	2,067
Reclassification adjustment for losses (gains) realized in income	2	(5)	284	(257)
Other comprehensive (loss) gain on available-for-sale securities	(2,565)	(218)	(8,414)	1,810

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in accumulated other comprehensive gain	0	0	93	166
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(3)	(6)	(13)	(18)
Other comprehensive (loss) gain on unfunded retirement obligations	(3)	(6)	80	148

Other comprehensive (loss) income before income tax	(2,568)	(224)	(8,334)	1,958
Income tax related to other comprehensive loss (income)	539	78	1,750	(686)

Net other comprehensive (loss) income	(2,029)	(146)	(6,584)	1,272

Comprehensive income	$3,557	$3,790	$9,748	$12,763

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS	9 Months Ended
(In Thousands) (Unaudited)	Sept. 30,	Sept. 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,332	$11,491
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	332	778
Realized losses (gains) on available-for-sale securities, net	284	(257)
Unrealized loss on marketable equity security	30	0
Gain on restricted equity security	(2,321)	0
Depreciation and amortization expense	1,317	1,239
Accretion and amortization on securities, net	747	866
Increase in cash surrender value of life insurance	(295)	(281)
Stock-based compensation and other expense	500	475
Deferred income taxes	(83)	112
Decrease in fair value of servicing rights	58	145
Gains on sales of loans, net	(514)	(651)
Origination of loans for sale	(16,029)	(19,277)
Proceeds from sales of loans	16,617	19,473
Decrease in accrued interest receivable and other assets	138	207
Increase in accrued interest payable and other liabilities	1,067	624
Other	277	86
Net Cash Provided by Operating Activities	18,457	15,030
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	2,280	348
Purchase of certificates of deposit	(1,350)	(100)
Proceeds from sales of available-for-sale securities	17,755	24,118
Proceeds from calls and maturities of available-for-sale securities	36,648	47,285
Purchase of available-for-sale securities	(66,617)	(40,211)
Redemption of Federal Home Loan Bank of Pittsburgh stock	4,283	5,487
Purchase of Federal Home Loan Bank of Pittsburgh stock	(2,874)	(4,725)
Net increase in loans	(9,674)	(50,128)
Proceeds from sale of restricted equity security	884	0
Proceeds from bank owned life insurance	1,443	0
Purchase of premises and equipment	(962)	(1,209)
Proceeds from sale of foreclosed assets	1,381	1,035
Other	128	144
Net Cash Used in Investing Activities	(16,675)	(17,956)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	35,498	37,782
Net decrease in short-term borrowings	(53,345)	(18,436)
Proceeds from long-term borrowings	24,000	3,000
Repayments of long-term borrowings	(204)	(10,198)
Sale of treasury stock	93	98
Common dividends paid	(8,797)	(8,331)
Net Cash (Used in) Provided by Financing Activities	(2,755)	3,915
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(973)	989
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	37,004	28,621
CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,031	$29,610

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Accrued sale of restricted equity security	$1,437	$0
Assets acquired through foreclosure of real estate loans	$2,489	$608
Interest paid	$3,245	$2,942
Income taxes paid	$2,777	$3,163

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders' Equity

(In Thousands Except Share and Per Share Data)

(Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Nine Months Ended September 30, 2018
Balance, December 31, 2017	12,655,171	440,646	$12,655	$72,035	$113,608	$(1,507)	$(8,348)	$188,443
Impact of change in enacted income tax rate (a)					325	(325)		0
Impact of change in method of premium amortization of callable debt securities (b)					(26)	26		0
Impact of change in method of accounting for marketable equity security (c)					(22)	22		0
Net income					16,332			16,332
Other comprehensive loss, net						(6,584)		(6,584)
Cash dividends declared on common stock, $0.81 per share					(9,934)			(9,934)
Shares issued for dividend reinvestment plan		(45,283)		279			858	1,137
Shares issued from treasury and redeemed related to exercise of stock options		(10,853)		(110)			203	93
Restricted stock granted		(34,552)		(655)			655	0
Forfeiture of restricted stock		7,939		148			(148)	0
Stock-based compensation expense				500				500
Balance, September 30, 2018	12,655,171	357,897	$12,655	$72,197	$120,283	$(8,368)	$(6,780)	$189,987

Nine Months Ended September 30, 2017
Balance, December 31, 2016	12,655,171	541,943	$12,655	$71,730	$112,790	$(898)	$(10,269)	$186,008
Net income					11,491			11,491
Other comprehensive income, net						1,272		1,272
Cash dividends declared on common stock, $0.78 per share					(9,445)			(9,445)
Shares issued for dividend reinvestment plan		(48,092)		203			911	1,114
Shares issued from treasury and redeemed related to exercise of stock options		(9,681)		(86)			184	98
Restricted stock granted		(30,782)		(583)			583	0
Forfeiture of restricted stock		4,256		79			(79)	0
Stock-based compensation expense				475				475
Balance, September 30, 2017	12,655,171	457,644	$12,655	$71,818	$114,836	$374	$(8,670)	$191,013

(a)	As described in more detail in the Recent Accounting Pronouncements - Adopted section of Note 1, this reclassification resulted from adoption of Accounting Standards Update (ASU) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, effective January 1, 2018.

(b)	As described in more detail in the Recent Accounting Pronouncements - Adopted section of Note 1, this reclassification resulted from adoption of ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), effective January 1, 2018.

(c)	As described in more detail in the Recent Accounting Pronouncements - Adopted section of Note 1, this reclassification resulted from adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, effective January 1, 2018.

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

Operating results reported for the three-month and nine-month periods ended September 30, 2018 might not be indicative of the results for the year ending December 31, 2018. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Effective January 1, 2018, the Corporation adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 was effective for the Corporation on January 1, 2018 and resulted in the following changes:

·	A marketable equity security previously included in available-for-sale securities on the consolidated balance sheets is presented as a separate asset.

·	Changes in the fair value of the marketable equity security are captured in the consolidated statements of income.

·	Retained earnings was reduced and a corresponding increase in accumulated other comprehensive loss was recognized (no net change in stockholders’ equity) of $22,000 at January 1, 2018 for the after-tax impact of the change in accounting for the unrealized loss on the marketable equity security.

·	As described in more detail in Note 6, in the second quarter 2018, an unrealized gain of $866,000 (pre-tax) was recognized in the unaudited, consolidated statements of income on a restricted equity security (Visa Class B stock). As required by ASU 2016-01, the Corporation considered the pricing of observable transactions in determining the carrying value of this equity security that does not have a readily determinable fair value. In the third quarter 2018, the Corporation sold the shares held as of June 30, 2018, recording an additional gain of $571,000 as the proceeds of $1,437,000 exceeded the carrying value of the restricted equity security of $866,000 prior to the sale.

·	Adoption of ASU 2016-01 also resulted in the use of an exit price to determine the fair value of financial instruments not measured at fair value in the consolidated balance sheets. Further information regarding valuation of financial instruments is provided in Note 5.

Recently Issued But Not Yet Effective Accounting Pronouncements

ASU 2016-02, Leases (Topic 842) changes current GAAP by requiring that lease assets and liabilities arising from operating leases be recognized on the balance sheet. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, Codification Improvements to Topic 842, Leases, amending various aspects of Topic 842. Topic 842 would not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee from current U.S. GAAP. For leases with a term of 12 months or less, a lessee would be permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. Topic 842 will become effective for the Corporation for annual and interim periods beginning in the first quarter 2019. Adoption of Topic 842 is not expected to have a material impact on the Corporation’s consolidated financial statements. The Corporation leases certain properties and equipment under operating leases that will result in the recognition of lease assets and lease liabilities on the consolidated balance sheet under Topic 842; however, the majority of the Corporation’s properties and equipment are owned, not leased.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ASU 2018-13, Fair Value Measurement (Topic 820) modifies disclosure requirements on fair value measurements. This ASU removes requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. ASU 2018-13 clarifies that disclosure regarding measurement uncertainty is intended to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 adds certain disclosure requirements, including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for the Corporation beginning in the first quarter 2020. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively, while all other amendments should be applied retrospectively for all periods presented. The Corporation does not expect adoption of this ASU to have a material impact on its consolidated financial position or results of operations.

ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans – General (Subtopic 715-20) modifies the disclosure requirements for defined benefit and other postretirement plans. This ASU eliminates certain disclosures associated with accumulated other comprehensive income, plan assets, related parties, and the effects of interest rate basis point changes on assumed health care costs; while other disclosures have been added to address significant gains and losses related to changes in benefit obligations. This ASU also clarifies disclosure requirements for projected benefit and accumulated benefit obligations. The amendments in this ASU are effective for the Corporation beginning in the first quarter 2021. Adoption on a retrospective basis for all periods presented is required. The Corporation does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments. This guidance will become effective for the Corporation beginning in the first quarter 2020, with early adoption permitted. The Corporation does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2018	2017	2018	2017
Basic
Net income	$5,586,000	$3,936,000	$16,332,000	$11,491,000
Less: Dividends and undistributed earnings allocated to participating securities	(28,000)	(20,000)	(83,000)	(59,000)
Net income attributable to common shares	$5,558,000	$3,916,000	$16,249,000	$11,432,000
Basic weighted-average common shares outstanding	12,228,833	12,124,854	12,209,879	12,105,673
Basic earnings per common share (a)	$0.45	$0.32	$1.33	$0.94

Diluted
Net income attributable to common shares	$5,558,000	$3,916,000	$16,249,000	$11,432,000
Basic weighted-average common shares outstanding	12,228,833	12,124,854	12,209,879	12,105,673
Dilutive effect of potential common stock arising from stock options	42,703	37,409	38,790	40,624
Diluted weighted-average common shares outstanding	12,271,536	12,162,263	12,248,669	12,146,297
Diluted earnings per common share (a)	$0.45	$0.32	$1.33	$0.94

Weighted-average non-vested restricted shares outstanding	60,462	61,233	62,262	62,825

(a) Basic and diluted earnings per share under the two-class method are determined on net income reported on the consolidated statements of income, less earnings allocated to non-vested restricted shares with nonforfeitable dividends (participating securities).

Anti-dilutive stock options are excluded from net income per share calculations. There were no anti-dilutive instruments in the three-month or nine-month periods ended September 30, 2018 and 2017.

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2018
Unrealized losses on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	$(8,698)	$1,826	$(6,872)
Reclassification adjustment for losses realized in income	284	(59)	225
Other comprehensive loss on available-for-sale securities	(8,414)	1,767	(6,647)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	93	(19)	74
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(13)	2	(11)
Other comprehensive income on unfunded retirement obligations	80	(17)	63

Total other comprehensive loss	$(8,334)	$1,750	$(6,584)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2017
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$2,067	$(723)	$1,344
Reclassification adjustment for (gains) realized in income	(257)	89	(168)
Other comprehensive income on available-for-sale securities	1,810	(634)	1,176

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	166	(58)	108
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(18)	6	(12)
Other comprehensive income on unfunded retirement obligations	148	(52)	96

Total other comprehensive income	$1,958	$(686)	$1,272

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended September 30, 2018
Unrealized losses on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	$(2,567)	$539	$(2,028)
Reclassification adjustment for losses realized in income	2	(0)	2
Other comprehensive loss on available-for-sale securities	(2,565)	539	(2,026)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	0	0	0
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(3)	0	(3)
Other comprehensive loss on unfunded retirement obligations	(3)	0	(3)

Total other comprehensive loss	$(2,568)	$539	$(2,029)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended September 30, 2017
Unrealized losses on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	$(213)	$75	$(138)
Reclassification adjustment for (gains) realized in income	(5)	1	(4)
Other comprehensive loss on available-for-sale securities	(218)	76	(142)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	0	0	0
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(6)	2	(4)
Other comprehensive loss on unfunded retirement obligations	(6)	2	(4)

Total other comprehensive loss	$(224)	$78	$(146)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

(In Thousands)	Unrealized		Accumulated
	(Losses)	Unfunded	Other
	Gains	Retirement	Comprehensive
	on Securities	Obligations	Loss
Nine Months Ended September 30, 2018
Balance, beginning of period	$(1,566)	$59	$(1,507)
Impact of change in enacted income tax rate	(337)	12	(325)
Impact of change in the method of premium amortization of callable debt securities	26	0	26
Impact of change in the method of accounting for marketable equity security	22	0	22
Other comprehensive (loss) income during nine months ended September 30, 2018	(6,647)	63	(6,584)
Balance, end of period	$(8,502)	$134	$(8,368)

Nine Months Ended September 30, 2017
Balance, beginning of period	$(949)	$51	$(898)
Other comprehensive income during nine months ended September 30, 2017	1,176	96	1,272
Balance, end of period	$227	$147	$374

Three Months Ended September 30, 2018
Balance, beginning of period	$(6,476)	$137	$(6,339)
Other comprehensive (loss) during three months ended September 30, 2018	(2,026)	(3)	(2,029)
Balance, end of period	$(8,502)	$134	$(8,368)

Three Months Ended September 30, 2017
Balance, beginning of period	$369	$151	$520
Other comprehensive (loss) during three months ended September 30, 2017	(142)	(4)	(146)
Balance, end of period	$227	$147	$374

Items reclassified out of each component of other comprehensive (loss) income are as follows:

For the Nine Months Ended September 30, 2018
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Loss Components	Comprehensive Loss	Statements of Income
Unrealized gains and losses on available-for-sale securities	$284	Realized losses on available-for-sale debt securities, net
	(59)	Income tax provision
	225	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(23)	Other noninterest expense
Actuarial loss	10	Other noninterest expense
	(13)	Total before tax
	2	Income tax provision
	(11)	Net of tax
Total reclassifications for the period	$214

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

For the Nine Months Ended September 30, 2017
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Loss Components	Comprehensive Loss	Statements of Income
Unrealized gains and losses on available-for-sale securities	$(257)	Realized gains on available-for-sale debt securities, net
	89	Income tax provision
	(168)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(23)	Other noninterest expense
Actuarial loss	5	Other noninterest expense
	(18)	Total before tax
	6	Income tax provision
	(12)	Net of tax
Total reclassifications for the period	$(180)

For the Three Months Ended September 30, 2018
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Loss Components	Comprehensive Loss	Statements of Income
Unrealized gains and losses on available-for-sale securities	$2	Realized losses on available-for-sale debt securities, net
	(0)	Income tax provision
	2	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(7)	Other noninterest expense
Actuarial loss	4	Other noninterest expense
	(3)	Total before tax
	(0)	Income tax provision
	(3)	Net of tax
Total reclassifications for the period	$(1)

For the Three Months Ended September 30, 2017
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Loss Components	Comprehensive Loss	Statements of Income
Unrealized gains and losses on available-for-sale securities	$(5)	Realized gains on available-for-sale debt securities, net
	1	Income tax provision
	(4)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(8)	Other noninterest expense
Actuarial loss	2	Other noninterest expense
	(6)	Total before tax
	2	Income tax provision
	(4)	Net of tax
Total reclassifications for the period	$(8)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

4. CASH AND DUE FROM BANKS

Cash and due from banks at September 30, 2018 and December 31, 2017 include the following:

(In thousands)	Sept. 30,	Dec. 31,
	2018	2017
Cash and cash equivalents	$36,031	$37,004
Certificates of deposit	2,310	3,240
Total cash and due from banks	$38,341	$40,244

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $14,783,000 at September 30, 2018 and $17,178,000 at December 31, 2017.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2018 and December 31, 2017, assets measured at fair value and the valuation methods used are as follows:

		September 30, 2018
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies	$0	$4,768	$0	$4,768
Obligations of states and political subdivisions:
Tax-exempt	0	91,712	0	91,712
Taxable	0	27,642	0	27,642
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	55,131	0	55,131
Residential collateralized mortgage obligations	0	142,631	0	142,631
Commercial mortgage-backed securities	0	36,822	0	36,822
Total available-for-sale debt securities	0	358,706	0	358,706
Marketable equity security	941	0	0	941
Servicing rights	0	0	1,381	1,381
Total recurring fair value measurements	$941	$358,706	$1,381	$361,028

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,623	$3,623
Valuation allowance	0	0	(1,059)	(1,059)
Impaired loans, net	0	0	2,564	2,564
Foreclosed assets held for sale	0	0	2,678	2,678
Total nonrecurring fair value measurements	$0	$0	$5,242	$5,242

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2017
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies	$0	$7,873	$0	$7,873
Obligations of states and political subdivisions:
Tax-exempt	0	105,111	0	105,111
Taxable	0	25,573	0	25,573
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	52,347	0	52,347
Residential collateralized mortgage obligations	0	131,814	0	131,814
Commercial mortgage-backed securities	0	33,219	0	33,219
Total available-for-sale debt securities	0	355,937	0	355,937
Marketable equity security	971	0	0	971
Servicing rights	0	0	1,299	1,299
Total recurring fair value measurements	$971	$355,937	$1,299	$358,207

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,776	$3,776
Valuation allowance	0	0	(1,183)	(1,183)
Impaired loans, net	0	0	2,593	2,593
Foreclosed assets held for sale	0	0	1,598	1,598
Total nonrecurring fair value measurements	$0	$0	$4,191	$4,191

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

At September 30, 2018 and December 31, 2017, quantitative information regarding significant techniques and inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	9/30/18	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		9/30/18
Servicing rights	$1,381	Discounted cash flow	Discount rate	12.50%	Rate used through modeling period
			Loan prepayment speeds	121.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Fair Value at
	12/31/17	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/17
Servicing rights	$1,299	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	140.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

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

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Restricted Equity Security	Servicing Rights	Total	Restricted Equity Security	Servicing Rights	Total
Balance, beginning of period	$866	$1,370	$2,236	$0	$1,299	$1,299
Issuances of servicing rights	0	43	43	0	140	140
Unrealized gains (losses) included in earnings	(866)	(32)	(898)	0	(58)	(58)
Balance, end of period	$0	$1,381	$1,381	$0	$1,381	$1,381

(In Thousands)	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Restricted Equity Security	Servicing Rights	Total	Restricted Equity Security	Servicing Rights	Total
Balance, beginning of period	$0	$1,279	$1,279	$0	$1,262	$1,262
Issuances of servicing rights	0	65	65	0	160	160
Unrealized gains (losses) included in earnings	0	(67)	(67)	0	(145)	(145)
Balance, end of period	$0	$1,277	$1,277	$0	$1,277	$1,277

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2018 and December 31, 2017, quantitative information regarding significant techniques and inputs used for nonrecurring fair value measurements using unobservable inputs (Level 3 methodologies) are as follows:

(In Thousands, Except						Weighted-
Percentages)		Valuation				Average)
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	9/30/18	9/30/18	9/30/18	Technique	Inputs	9/30/18

Impaired loans:
Residential mortgage loans - first liens	$509	$118	$391	Sales comparison	Discount to appraised value	26%
Commercial:
Commercial loans secured by real estate	2,550	816	1,734	Sales comparison	Discount to appraised value	16%
Commercial and industrial	75	75	0	Sales comparison	Discount to appraised value	100%
Loans secured by farmland	489	50	439	Sales comparison	Discount to appraised value	56%
Total impaired loans	$3,623	$1,059	$2,564
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$328	$0	$328	Sales comparison	Discount to appraised value	46%
Land	110	0	110	Sales comparison	Discount to appraised value	61%
Commercial real estate	2,240	0	2,240	Sales comparison	Discount to appraised value	32%
Total foreclosed assets held for sale	$2,678	$0	$2,678

(In Thousands, Except						Weighted-
Percentages)		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/17	12/31/17	12/31/17	Technique	Inputs	12/31/17

Impaired loans:
Residential mortgage loans - first liens	$515	$122	$393	Sales comparison	Discount to appraised value	26%
Commercial:
Commercial loans secured by real estate	2,641	919	1,722	Sales comparison	Discount to appraised value	16%
Commercial and industrial	126	92	34	Sales comparison	Discount to appraised value	72%
Loans secured by farmland	494	50	444	Sales comparison	Discount to appraised value	53%
Total impaired loans	$3,776	$1,183	$2,593
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$721	$0	$721	Sales comparison	Discount to appraised value	37%
Land	632	0	632	Sales comparison	Discount to appraised value	35%
Commercial real estate	245	0	245	Sales comparison	Discount to appraised value	71%
Total foreclosed assets held for sale	$1,598	$0	$1,598

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	September 30, 2018		December 31, 2017
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$36,031	$36,031	$37,004	$37,004
Certificates of deposit	Level 2	2,310	2,298	3,240	3,234
Restricted equity securities (included in Other Assets)	Level 2	5,147	5,147	6,556	6,556
Loans, net	Level 3	813,717	811,384	806,857	789,891
Accrued interest receivable	Level 2	4,279	4,279	4,048	4,048

Financial liabilities:
Deposits with no stated maturity	Level 2	815,607	815,607	794,778	794,778
Time deposits	Level 2	228,340	228,484	213,671	213,734
Short-term borrowings	Level 2	8,421	8,185	61,766	61,643
Long-term borrowings	Level 2	32,985	32,987	9,189	9,256
Accrued interest payable	Level 2	114	114	46	46

The Corporation has commitments to extend credit and has issued standby letters of credit. Standby letters of credit are conditional guarantees of performance by a customer to a third party. Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

6. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at September 30, 2018 and December 31, 2017 are summarized as follows:

		September 30, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$4,815	$0	$(47)	$4,768
Obligations of states and political subdivisions:
Tax-exempt	92,837	1,104	(2,229)	91,712
Taxable	27,975	21	(354)	27,642
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	57,279	46	(2,194)	55,131
Residential collateralized mortgage obligations	148,074	8	(5,451)	142,631
Commercial mortgage-backed securities	38,488	0	(1,666)	36,822
Total available-for-sale-debt securities	$369,468	$1,179	$(11,941)	$358,706

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$8,026	$0	$(153)	$7,873
Obligations of states and political subdivisions:
Tax-exempt	103,673	2,291	(853)	105,111
Taxable	25,431	226	(84)	25,573
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	52,992	79	(724)	52,347
Residential collateralized mortgage obligations	134,314	110	(2,610)	131,814
Commercial mortgage-backed securities	33,881	4	(666)	33,219
Total available-for-sale debt securities	$358,317	$2,710	$(5,090)	$355,937

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017:

September 30, 2018	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$4,768	$(47)	$0	$0	$4,768	$(47)
Obligations of states and political subdivisions:
Tax-exempt	25,713	(465)	28,785	(1,764)	54,498	(2,229)
Taxable	16,635	(200)	5,362	(154)	21,997	(354)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	13,528	(178)	40,904	(2,016)	54,432	(2,194)
Residential collateralized mortgage obligations	53,399	(884)	87,703	(4,567)	141,102	(5,451)
Commercial mortgage-backed securities	8,798	(147)	28,024	(1,519)	36,822	(1,666)
Total temporarily impaired available-for-sale debt securities	$122,841	$(1,921)	$190,778	$(10,020)	$313,619	$(11,941)

December 31, 2017	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$0	$0	$7,873	$(153)	$7,873	$(153)
Obligations of states and political subdivisions:
Tax-exempt	19,050	(135)	24,391	(718)	43,441	(853)
Taxable	9,279	(45)	2,116	(39)	11,395	(84)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	25,255	(242)	22,549	(482)	47,804	(724)
Residential collateralized mortgage obligations	50,812	(589)	68,558	(2,021)	119,370	(2,610)
Commercial mortgage-backed securities	14,713	(173)	14,569	(493)	29,282	(666)
Total temporarily impaired available-for-sale debt securities	$119,109	$(1,184)	$140,056	$(3,906)	$259,165	$(5,090)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Gross realized gains and losses from available-for-sale securities were as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2018	2017	2018	2017
Gross realized gains from sales and calls	$45	$47	$45	$315
Gross realized losses from sales	(47)	(42)	(329)	(58)
Net realized (losses) gains	$(2)	$5	$(284)	$257

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of September 30, 2018. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$23,128	$23,337
Due from one year through five years	39,807	39,533
Due from five years through ten years	38,688	37,515
Due after ten years	24,004	23,737
Sub-total	125,627	124,122
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	57,279	55,131
Residential collateralized mortgage obligations	148,074	142,631
Commercial mortgage-backed securities	38,488	36,822
Total	$369,468	$358,706

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

Investment securities carried at $236,671,000 at September 30, 2018 and $217,925,000 at December 31, 2017 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements.

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

A summary of information management considered in evaluating debt and equity securities for other-than-temporary impairment (“OTTI”) at September 30, 2018 is provided below.

Debt Securities

At September 30, 2018, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities at September 30, 2018 and December 31, 2017 to be temporary.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Equity Securities

The Corporation’s marketable equity security, with a carrying value of $941,000 at September 30, 2018 and $971,000 at December 31, 2017, consisted exclusively of one mutual fund. There was an unrealized loss on the mutual fund of $59,000 at September 30 2018 and $29,000 at December 31, 2017. The increase in the unrealized loss of $7,000 in the third quarter of 2018 and $30,000 in the nine months ended September 30, 2018 is included in other noninterest income in the consolidated statements of income.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $5,017,000 at September 30, 2018 and $6,426,000 at December 31, 2017. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at September 30, 2018 and December 31, 2017. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

In the second quarter 2018, the Corporation recorded a pre-tax gain on a restricted equity security (Visa Class B stock) of $1,750,000. The Corporation had received 19,789 shares of Visa Class B stock pursuant to Visa’s 2007 initial public offering. Until the second quarter 2018, the carrying value of the shares was $0, which represented the Corporation’s cost basis. Class B shares are subject to restrictions on transfer, essentially limiting their transferability to other owners of Class B shares. In June 2018, the Corporation sold 10,000 of the shares for a price of $88.43 per share in a transaction that settled in July 2018. As required by ”U.S. GAAP”, companies must consider the pricing of observable transactions in determining the carrying value of equity securities that do not have readily determinable fair values. Accordingly, the Corporation’s second quarter 2018 gain was based on the price per share of the sale initiated in June 2018, applied to the total of 19,789 shares. In the third quarter 2018, the Corporation sold the remaining 9,789 shares for $1,437,000, or approximately $146.80 per share, recognizing an additional gain of $571,000. At September 30, 2018, the balance of other assets in the unaudited, consolidated balance sheet included a receivable of $1,437,000 from the third quarter 2018 sale of the Visa Class B shares.

A summary of the realized and unrealized gains and losses recognized on equity securities is as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2018	2017	2018	2017
Net gains and losses recognized during the period on equity securities	$564	$0	$2,291	$0
Less: net gains and losses recognized during the period on equity securities sold during the period	(571)	0	(2,321)	0

Unrealized gains and losses recognized during the period on equity securities still held at the reporting date	$(7)	$0	$(30)	$0

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

7. LOANS

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans. Loans outstanding at September 30, 2018 and December 31, 2017 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type
(In Thousands)	Sept. 30,	Dec. 31,
	2018	2017
Residential mortgage:
Residential mortgage loans - first liens	$366,516	$359,987
Residential mortgage loans - junior liens	25,748	25,325
Home equity lines of credit	34,283	35,758
1-4 Family residential construction	27,661	26,216
Total residential mortgage	454,208	447,286
Commercial:
Commercial loans secured by real estate	159,212	159,266
Commercial and industrial	91,472	88,276
Political subdivisions	53,294	59,287
Commercial construction and land	12,278	14,527
Loans secured by farmland	7,208	7,255
Multi-family (5 or more) residential	7,670	7,713
Agricultural loans	5,670	6,178
Other commercial loans	14,140	10,986
Total commercial	350,944	353,488
Consumer	17,380	14,939
Total	822,532	815,713
Less: allowance for loan losses	(8,815)	(8,856)
Loans, net	$813,717	$806,857

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either September 30, 2018 or December 31, 2017.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of September 30, 2018 and December 31, 2017, management determined that no allowance for credit losses related to unfunded loan commitments was required.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month and nine-month periods ended September 30, 2018 and 2017 were as follows:

Three Months Ended September 30, 2018	June 30,				Sept. 30,
(In Thousands)	2018 Balance	Charge-offs	Recoveries	Provision (Credit)	2018 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,055	$(21)	$1	$98	$3,133
Residential mortgage loans - junior liens	353	0	1	(25)	329
Home equity lines of credit	292	(13)	0	15	294
1-4 Family residential construction	247	0	0	(21)	226
Total residential mortgage	3,947	(34)	2	67	3,982
Commercial:
Commercial loans secured by real estate	2,613	0	0	(67)	2,546
Commercial and industrial	973	(11)	2	34	998
Commercial construction and land	135	0	0	(21)	114
Loans secured by farmland	106	0	0	(2)	104
Multi-family (5 or more) residential	174	0	0	(7)	167
Agricultural loans	46	0	0	0	46
Other commercial loans	134	0	0	(3)	131
Total commercial	4,181	(11)	2	(66)	4,106
Consumer	204	(47)	12	59	228
Unallocated	499	0	0	0	499
Total Allowance for Loan Losses	$8,831	$(92)	$16	$60	$8,815

Three Months Ended September 30, 2017	June 30,				Sept. 30,
(In Thousands)	2017 Balance	Charge-offs	Recoveries	Provision (Credit)	2017 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,052	$0	$1	$112	$3,165
Residential mortgage loans - junior liens	261	0	1	3	265
Home equity lines of credit	332	0	0	(6)	326
1-4 Family residential construction	251	0	0	(8)	243
Total residential mortgage	3,896	0	2	101	3,999
Commercial:
Commercial loans secured by real estate	2,610	0	0	27	2,637
Commercial and industrial	910	0	1	93	1,004
Commercial construction and land	162	0	0	(13)	149
Loans secured by farmland	107	0	0	3	110
Multi-family (5 or more) residential	169	0	0	2	171
Agricultural loans	42	0	0	16	58
Other commercial loans	105	0	0	12	117
Total commercial	4,105	0	1	140	4,246
Consumer	134	(67)	7	81	155
Unallocated	500	0	0	0	500
Total Allowance for Loan Losses	$8,635	$(67)	$10	$322	$8,900

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Nine Months Ended September 30, 2018	Dec. 31,				Sept. 30,
(In Thousands)	2017 Balance	Charge-offs	Recoveries	Provision (Credit)	2018 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,200	$(108)	$3	$38	$3,133
Residential mortgage loans - junior liens	224	0	4	101	329
Home equity lines of credit	296	(25)	0	23	294
1-4 Family residential construction	243	0	0	(17)	226
Total residential mortgage	3,963	(133)	7	145	3,982
Commercial:
Commercial loans secured by real estate	2,584	(21)	0	(17)	2,546
Commercial and industrial	1,065	(144)	5	72	998
Commercial construction and land	150	0	0	(36)	114
Loans secured by farmland	105	0	0	(1)	104
Multi-family (5 or more) residential	172	0	0	(5)	167
Agricultural loans	57	0	0	(11)	46
Other commercial loans	102	0	0	29	131
Total commercial	4,235	(165)	5	31	4,106
Consumer	159	(120)	33	156	228
Unallocated	499	0	0	0	499
Total Allowance for Loan Losses	$8,856	$(418)	$45	$332	$8,815

Nine Months Ended September 30, 2017	Dec. 31,				Sept. 30,
(In Thousands)	2016 Balance	Charge-offs	Recoveries	Provision (Credit)	2017 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,033	$(162)	$15	$279	$3,165
Residential mortgage loans - junior liens	258	(16)	3	20	265
Home equity lines of credit	350	0	0	(24)	326
1-4 Family residential construction	249	0	0	(6)	243
Total residential mortgage	3,890	(178)	18	269	3,999
Commercial:
Commercial loans secured by real estate	2,380	(96)	0	353	2,637
Commercial and industrial	999	(1)	3	3	1,004
Commercial construction and land	162	0	0	(13)	149
Loans secured by farmland	110	0	0	0	110
Multi-family (5 or more) residential	241	0	0	(70)	171
Agricultural loans	40	0	0	18	58
Other commercial loans	115	0	0	2	117
Total commercial	4,047	(97)	3	293	4,246
Consumer	138	(127)	30	114	155
Unallocated	398	0	0	102	500
Total Allowance for Loan Losses	$8,473	$(402)	$51	$778	$8,900

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of September 30, 2018 and December 31, 2017:

September 30, 2018
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$357,841	$281	$8,342	$52	$366,516
Residential mortgage loans - junior liens	25,214	95	439	0	25,748
Home equity lines of credit	33,611	59	613	0	34,283
1-4 Family residential construction	27,661	0	0	0	27,661
Total residential mortgage	444,327	435	9,394	52	454,208
Commercial:
Commercial loans secured by real estate	152,701	765	5,746	0	159,212
Commercial and Industrial	85,405	4,922	1,145	0	91,472
Political subdivisions	53,294	0	0	0	53,294
Commercial construction and land	12,202	0	76	0	12,278
Loans secured by farmland	5,218	611	1,367	12	7,208
Multi-family (5 or more) residential	7,278	0	392	0	7,670
Agricultural loans	4,912	84	674	0	5,670
Other commercial loans	14,069	0	71	0	14,140
Total commercial	335,079	6,382	9,471	12	350,944
Consumer	17,336	0	44	0	17,380
Totals	$796,742	$6,817	$18,909	$64	$822,532

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2017
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$350,609	$307	$9,019	$52	$359,987
Residential mortgage loans - junior liens	24,795	104	426	0	25,325
Home equity lines of credit	35,233	61	464	0	35,758
1-4 Family residential construction	26,216	0	0	0	26,216
Total residential mortgage	436,853	472	9,909	52	447,286
Commercial:
Commercial loans secured by real estate	150,806	936	7,524	0	159,266
Commercial and Industrial	82,724	3,896	1,645	11	88,276
Political subdivisions	59,287	0	0	0	59,287
Commercial construction and land	14,449	0	78	0	14,527
Loans secured by farmland	5,283	581	1,379	12	7,255
Multi-family (5 or more) residential	7,130	0	583	0	7,713
Agricultural loans	5,203	270	705	0	6,178
Other commercial loans	10,913	0	73	0	10,986
Total commercial	335,795	5,683	11,987	23	353,488
Consumer	14,853	0	86	0	14,939
Totals	$787,501	$6,155	$21,982	$75	$815,713

The general component of the allowance for loan losses covers pools of loans including commercial loans not considered individually impaired, as well as smaller balance homogeneous classes of loans, such as residential real estate, home equity lines of credit and other consumer loans. Accordingly, the Corporation generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such a loan: (1) is subject to a restructuring agreement, or (2) has an outstanding balance of $400,000 or more and a credit grade of Special Mention, Substandard or Doubtful. The pools of loans are evaluated for loss exposure based upon average historical net charge-off rates for each loan class, adjusted for qualitative factors (described in the following paragraphs). The time period used in determining the average historical net charge-off rate for each loan class is based on management’s evaluation of an appropriate time period that captures an historical loss experience relevant to the current portfolio. At September 30, 2018 and December 31, 2017, a five-year average net charge-off rate was used for commercial loans secured by real estate and for multi-family residential loans, while a three-year average net charge-off rate was used for all other loan classes.

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

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 54% at September 30, 2018) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

The scope of loans reviewed individually each quarter to determine if they are impaired include all commercial loan relationships greater than $200,000 and any residential mortgage or consumer loans of $400,000 or more for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Loans that are individually reviewed, but which are determined to not be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually reviewed, but which have been determined to not be impaired, are included in the “Collectively Evaluated” column in the table summarizing the allowance and associated loan balances as of September 30, 2018 and December 31, 2017. All loans classified as troubled debt restructurings (discussed in more detail below) and all commercial loan relationships less than $200,000 or other loan relationships less than $400,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of September 30, 2018 and December 31, 2017:

September 30, 2018	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$994	$365,522	$366,516	$0	$3,133	$3,133
Residential mortgage loans - junior liens	293	25,455	25,748	118	211	329
Home equity lines of credit	0	34,283	34,283	0	294	294
1-4 Family residential construction	0	27,661	27,661	0	226	226
Total residential mortgage	1,287	452,921	454,208	118	3,864	3,982
Commercial:
Commercial loans secured by real estate	4,155	155,057	159,212	816	1,730	2,546
Commercial and industrial	201	91,271	91,472	75	923	998
Political subdivisions	0	53,294	53,294	0	0	0
Commercial construction and land	0	12,278	12,278	0	114	114
Loans secured by farmland	1,352	5,856	7,208	50	54	104
Multi-family (5 or more) residential	392	7,278	7,670	0	167	167
Agricultural loans	674	4,996	5,670	0	46	46
Other commercial loans	0	14,140	14,140	0	131	131
Total commercial	6,774	344,170	350,944	941	3,165	4,106
Consumer	17	17,363	17,380	0	228	228
Unallocated						499
Total	$8,078	$814,454	$822,532	$1,059	$7,257	$8,815

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2017	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$984	$359,003	$359,987	$0	$3,200	$3,200
Residential mortgage loans - junior liens	302	25,023	25,325	122	102	224
Home equity lines of credit	0	35,758	35,758	0	296	296
1-4 Family residential construction	0	26,216	26,216	0	243	243
Total residential mortgage	1,286	446,000	447,286	122	3,841	3,963
Commercial:
Commercial loans secured by real estate	5,873	153,393	159,266	919	1,665	2,584
Commercial and industrial	568	87,708	88,276	188	877	1,065
Political subdivisions	0	59,287	59,287	0	0	0
Commercial construction and land	0	14,527	14,527	0	150	150
Loans secured by farmland	1,365	5,890	7,255	50	55	105
Multi-family (5 or more) residential	392	7,321	7,713	0	172	172
Agricultural loans	7	6,171	6,178	0	57	57
Other commercial loans	0	10,986	10,986	0	102	102
Total commercial	8,205	345,283	353,488	1,157	3,078	4,235
Consumer	20	14,919	14,939	0	159	159
Unallocated						499

Total	$9,511	$806,202	$815,713	$1,279	$7,078	$8,856

Summary information related to impaired loans at September 30, 2018 and December 31, 2017 is as follows:

(In Thousands)	September 30, 2018			December 31, 2017
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Residential mortgage loans - first liens	$753	$724	$0	$740	$711	$0
Residential mortgage loans - junior liens	54	54	0	60	60	0
Commercial loans secured by real estate	1,605	1,605	0	3,230	3,230	0
Commercial and industrial	126	126	0	119	119	0
Loans secured by farmland	863	863	0	871	871	0
Multi-family (5 or more) residential	987	392	0	987	392	0
Agricultural loans	674	674	0	8	8	0
Consumer	17	17	0	20	20	0
Total with no related allowance recorded	5,079	4,455	0	6,035	5,411	0

With a related allowance recorded:
Residential mortgage loans - first liens	270	270	0	273	273	122
Residential mortgage loans - junior liens	239	239	118	242	242	0
Commercial loans secured by real estate	2,550	2,550	816	2,641	2,641	919
Commercial and industrial	75	75	75	449	449	188
Loans secured by farmland	489	489	50	495	495	50
Total with a related allowance recorded	3,623	3,623	1,059	4,100	4,100	1,279
Total	$8,702	$8,078	$1,059	$10,135	$9,511	$1,279

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

					Interest Income Recognized on
	Average Investment in Impaired Loans				Impaired Loans on a Cash Basis
(In Thousands)	3 Months Ended		9 Months Ended		3 Months Ended		9 Months Ended
	Sept. 30,		Sept. 30,		Sept. 30,		Sept. 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Residential mortgage:
Residential mortgage loans - first lien	$1,067	$733	$1,102	$738	$17	$8	$47	$25
Residential mortgage loans - junior lien	295	64	298	65	3	1	10	3
Total residential mortgage	1,362	797	1,400	803	20	9	57	28
Commercial:
Commercial loans secured by real estate	4,050	6,200	4,921	6,377	25	36	95	127
Commercial and industrial	184	393	346	317	4	13	11	20
Loans secured by farmland	1,355	1,378	1,359	1,382	11	10	27	32
Multi-family (5 or more) residential	392	392	392	392	0	0	0	0
Agricultural loans	677	10	512	11	16	0	34	1
Total commercial	6,658	8,373	7,530	8,479	56	59	167	180
Consumer	17	25	18	27	1	0	1	0
Total	$8,037	$9,195	$8,948	$9,309	$77	$68	$225	$208

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

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	September 30, 2018		December 31, 2017
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$1,615	$4,248	$2,340	$5,131
Residential mortgage loans - junior liens	137	239	105	242
Home equity lines of credit	102	27	203	44
Total residential mortgage	1,854	4,514	2,648	5,417
Commercial:
Commercial loans secured by real estate	292	3,810	175	5,645
Commercial and industrial	708	155	603	517
Commercial construction and land	0	52	26	52
Loans secured by farmland	261	1,300	271	1,308
Multi-family (5 or more) residential	0	392	0	392
Agricultural loans	0	674	0	7
Total commercial	1,261	6,383	1,075	7,921
Consumer	9	14	1	66

Totals	$3,124	$10,911	$3,724	$13,404

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

The table below presents a summary of the contractual aging of loans as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018				As of December 31, 2017
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$359,582	$3,320	$3,614	$366,516	$347,032	$7,967	$4,988	$359,987
Residential mortgage loans - junior liens	25,499	112	137	25,748	25,133	87	105	25,325
Home equity lines of credit	33,734	438	111	34,283	34,789	732	237	35,758
1-4 Family residential construction	27,340	321	0	27,661	25,667	549	0	26,216
Total residential mortgage	446,155	4,191	3,862	454,208	432,621	9,335	5,330	447,286

Commercial:
Commercial loans secured by real estate	157,281	505	1,426	159,212	155,917	311	3,038	159,266
Commercial and industrial	90,661	36	775	91,472	87,306	303	667	88,276
Political subdivisions	53,294	0	0	53,294	59,287	0	0	59,287
Commercial construction and land	12,226	0	52	12,278	14,400	49	78	14,527
Loans secured by farmland	5,448	743	1,017	7,208	6,226	12	1,017	7,255
Multi-family (5 or more) residential	7,260	18	392	7,670	7,321	0	392	7,713
Agricultural loans	5,664	0	6	5,670	6,114	57	7	6,178
Other commercial loans	14,140	0	0	14,140	10,986	0	0	10,986
Total commercial	345,974	1,302	3,668	350,944	347,557	732	5,199	353,488
Consumer	17,309	48	23	17,380	14,760	123	56	14,939

Totals	$809,438	$5,541	$7,553	$822,532	$794,938	$10,190	$10,585	$815,713

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at September 30, 2018 and December 31, 2017 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
September 30, 2018 Nonaccrual Totals	$5,396	$1,086	$4,429	$10,911
December 31, 2017 Nonaccrual Totals	$5,802	$741	$6,861	$13,404

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at September 30, 2018 and December 31, 2017 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
September 30, 2018 Totals	$597	$101	$0	$2,925	$3,623
December 31, 2017 Totals	$636	$0	$0	$3,027	$3,663

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2018 and December 31, 2017, there were no commitments to loan additional funds to borrowers whose loans have been classified as TDRs.

There were no TDRs that occurred during the three-month periods ended September 30, 2018 and 2017. TDRs that occurred during the nine-month periods ended September 30, 2018 and 2017 are as follows:

(Balances in Thousands)	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Residential mortgage - first liens,
Reduced monthly payments for a six-month period	1	$80	0	$0
Commercial loans secured by real estate,
Extended interest only payments for a six-month period	2	36	0	0
Commercial and industrial,
Extended interest only payments for a six-month period	1	46	0	0
Total	4	$162	0	$0

In the nine-month periods ended September 30, 2018 and 2017, there were no defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the unaudited consolidated balance sheets) is as follows:

(In Thousands)	Sept. 30,	Dec. 31,
	2018	2017
Foreclosed residential real estate	$328	$721

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	Sept. 30,	Dec. 31,
	2018	2017
Residential real estate in process of foreclosure	$704	$1,789

8. BORROWED FUNDS

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	Sept. 30,	Dec. 31,
	2018	2017
FHLB-Pittsburgh borrowings	$3,000	$58,000
Customer repurchase agreements	5,421	3,766
Total short-term borrowings	$8,421	$61,766

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $489,621,000 at September 30, 2018 and $488,889,000 at December 31, 2017. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $5,017,000 at September 30, 2018 and $6,426,000 at December 31, 2017.

At September 30, 2018, the short-term borrowing from FHLB-Pittsburgh consisted of an advance of $3,000,000 which matured in October 2018, with an interest rate of 1.83%. At December 31, 2017, the short-term borrowings from FHLB-Pittsburgh of $58,000,000 included an overnight borrowing of $29,000,000 with an interest rate of 1.54% and other short-term advances totaling $29,000,000 with a weighted average rate of 1.69%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average interest rate paid by the Corporation on customer repurchase agreements was 0.10% at September 30, 2018 and December 31, 2017. The carrying value of the underlying securities was $10,099,000 at September 30, 2018 and $12,158,000 at December 31, 2017.

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	Sept. 30,	Dec. 31,
	2018	2017
Loan maturing in November 2018 with a rate of 1.63%	$3,000	$3,000
Loan maturing in December 2018 with a rate of 1.35%	3,000	3,000
Loan maturing in January 2019 with a rate of 1.83%	2,000	2,000
Loan maturing in February 2019 with a rate of 1.95%	3,000	0
Loan maturing in March 2019 with a rate of 2.15%	3,000	0
Loan maturing in April 2019 with a rate of 2.24%	3,000	0
Loan maturing in May 2019 with a rate of 2.30%	3,000	0
Loan maturing in June 2019 with a rate of 2.42%	3,000	0
Loan maturing in July 2019 with a rate of 2.41%	3,000	0
Loan maturing in August 2019 with a rate of 2.48%	3,000	0
Loan maturing in September 2019 with a rate of 2.53%	3,000	0
Loan maturing in April 2020 with a rate of 4.79%	320	463
Loan maturing in June 2025 with a rate of 4.91%	665	726
Total long-term FHLB-Pittsburgh borrowings	$32,985	$9,189

9. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. The plan contains a cost-sharing feature which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at September 30, 2018 and December 31, 2017 and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2018	2017	2018	2017
Service cost	$0	$0	$30	$27
Interest cost	19	18	38	43
Expected return on plan assets	(15)	(23)	0	0
Amortization of prior service cost	0	0	(23)	(23)
Recognized net actuarial loss	10	5	0	0
Net periodic benefit cost	$14	$0	$45	$47

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	Sept. 30,		Sept. 30,
	2018	2017	2018	2017
Service cost	$0	$0	$10	$9
Interest cost	6	6	12	15
Expected return on plan assets	(5)	(8)	0	0
Amortization of prior service cost	0	0	(7)	(8)
Recognized net actuarial loss	4	2	0	0
Net periodic benefit cost	$5	$0	$15	$16

Service cost, interest cost and expected return on plan assets are included in pensions and other employee benefits expense in the consolidated statements of income in the first nine months of 2018 and 2017. Amortization of prior service cost and the recognized net actuarial loss are included in other noninterest expense in the consolidated statements of income in the first nine months of 2018 and 2017.

In the first nine months of 2018, the Corporation funded postretirement contributions totaling $35,000, with estimated annual postretirement contributions of $60,000 expected in 2018 for the full year. No defined benefit pension contributions are required in 2018, though the Corporation may make discretionary contributions.

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

Compensation cost related to restricted stock is recognized based on the fair value of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. Management has estimated restricted stock expense in the first nine months of 2018 based on an assumption that the ROAE target for awards to Executive Officers in 2016, 2017 and 2018 will not be met, resulting in forfeiture of the restricted stock.

Total annual stock-based compensation for the year ending December 31, 2018 is estimated to total $664,000. If the ROAE targets for awards to Executive Officers in 2016, 2017 and 2018 are met or exceeded, total annual stock-based compensation would increase by approximately $190,000. Total stock-based compensation expense attributable to restricted stock awards amounted to $162,000 in the third quarter 2018 and $500,000 in the nine-month period ended September 30, 2018. Total stock-based compensation expense attributable to restricted stock awards amounted to $153,000 in the third quarter 2017 and $475,000 in the nine-month period ended September 30, 2017.

11. INCOME TAXES

The net deferred tax asset at September 30, 2018 and December 31, 2017 represents the following temporary difference components:

	September 30,	December 31,
(In Thousands)	2018	2017
Deferred tax assets:
Unrealized holding losses on available-for-sale securities:
Included in accumulated other comprehensive loss	$2,260	$843
Included in retained earnings	0	(337)
Allowance for loan losses	1,885	1,894
Other deferred tax assets	1,901	1,726
Total deferred tax assets	6,046	4,126

Deferred tax liabilities:
Defined benefit plans - ASC 835:
Included in accumulated other comprehensive loss	36	31
Included in retained earnings	0	(12)
Bank premises and equipment	825	751
Core deposit intangibles	2	3
Other deferred tax liabilities	61	64
Total deferred tax liabilities	924	837
Deferred tax asset, net	$5,122	$3,289

In December 2017, the Corporation recognized an adjustment in the carrying value of the net deferred tax asset as a result of a reduction in the federal corporate income tax rate to 21%, effective January 1, 2018, from the 35% marginal rate that had previously been in effect. At December 31, 2017, the portion of the adjustment attributable to items of accumulated other comprehensive income (loss) were stranded in retained earnings, including components related to unrealized losses on securities and defined benefit plans. As described in Note 1, the Corporation elected early adoption of ASU 2018-02, resulting in a reclassification between two categories of stockholders’ equity at January 1, 2018, with an increase of $325,000 in retained earnings and a decrease in accumulated other comprehensive loss for the same amount. Management believes the Corporation’s accounting for the effects of the reduction in the federal income tax rate is materially complete at September 30, 2018.

The provision for income tax for the three-month and nine-month periods ended September 30, 2018 and 2017 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rates for the Corporation are as follows:

	Three Months Ended		Nine Months Ended
(Dollars In thousands)	September 30,		September 30,
	2018	2017	2018	2017
Income before income tax provision	$6,697	$5,198	$19,561	$15,111
Income tax provision	1,111	1,262	3,229	3,620
Effective tax rate	16.59%	24.28%	16.51%	23.96%

The effective tax rate for each period presented differs from the statutory rate of 21% for the period ended September 30, 2018 and 35% for the period ended September 30, 2017 principally because of the effects of tax-exempt interest income.

The Corporation has investments in three limited partnerships that manage affordable housing projects that have qualified for the federal low-income housing tax credit. The Corporation’s expected return from these investments is based on the receipt of tax credits and tax benefits from deductions of operating losses. The Corporation uses the effective yield method to account for these investments, with the benefits recognized as a reduction of the provision for income taxes. For two of the three limited partnership investments, the tax credits have been received in full in prior years, and the Corporation has fully realized the benefits of the credits and amortized its initial investments in the partnerships. The most recent affordable housing project was completed in 2013, and the Corporation received tax credits in 2013 through 2017 and expects to continue to receive tax credits annually through 2022. The carrying amount of the Corporation’s investment is $526,000 at September 30, 2018 and $608,000 at December 31, 2017 (included in Other Assets in the consolidated balance sheets). For the year ending December 31, 2018, the estimated amount of tax credits and other tax benefits to be received is $150,000 and the estimated amount to be recognized as a reduction of the provision for income taxes is $54,000. The total reduction in the provision for income taxes resulting from this investment is $14,000 in the third quarter 2018 and $41,000 for the nine months ended September 30, 2018, and $18,000 in the third quarter 2017 and $55,000 for the nine months ended September 30, 2017.

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

Additional disclosures related to the Corporation’s largest sources of noninterest income within the consolidated statements of income that are subject to ASC 606 are as follows:

Trust and financial management revenue – C&N Bank’s trust division provides a wide range of financial services, including wealth management services for individuals, businesses and retirement funds, administration of 401(k) and other retirement plans, retirement planning, estate planning and estate settlement services. Trust clients are located primarily within the Corporation’s geographic markets. Assets held in a fiduciary capacity by C&N Bank are not the Corporation’s assets and are therefore not included in the consolidated balance sheets. The fair value of trust assets under management was approximately $952,824,000 at September 30, 2018 and $916,580,000 at December 31, 2017. Trust and financial management revenue is included within noninterest income in the consolidated statements of income.

Trust revenue is recorded on a cash basis, which is not materially different from the accrual basis. The majority (approximately 81%, based on annual 2017 results) of trust revenue is earned and collected monthly, with the amount determined based on a percentage of the fair value of the trust assets under management. Wealth management fees are contractually agreed with each customer, and fee levels vary based mainly on the size of assets under management. The services provided under such a contract represent a single performance obligation under the ASU because it embodies a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. None of the contracts with trust customers provide for incentive-based fees. In addition to wealth management fees, trust revenue includes fees for provision of services, including employee benefit plan administration, tax return preparation and estate planning and settlement. Fees for such services are billed based on contractual arrangements or established fee schedules and are typically billed upon completion of providing such services. The costs of acquiring trust customers are incremental and recognized within noninterest expense in the consolidated statements of income.

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

14. PENDING MERGER

On September 28, 2018, the Corporation, along with Monument Bancorp, Inc. (“Monument”), announced the signing of an Agreement and Plan of Merger. Monument is the parent company of Monument Bank, a commercial bank which operates two community bank offices and one loan production office in Bucks County, Pennsylvania. As of September 30, 2018, Monument reported total assets of $361 million. Under the terms of the Agreement and Plan of Merger, Monument will merge into the Corporation, and Monument Bank will merge into C&N Bank. In the transaction, Monument shareholders will elect to receive either 1.0144 shares of Corporation common stock or $28.10 in cash for each share of Monument common stock owned, subject to proration to ensure that, overall, 20% of the Monument shares will be converted into cash and 80% of the Monument shares will be converted into Corporation stock. The estimated total purchase consideration would be valued at approximately $42.7 million based on the closing price of the Corporation’s common stock on September 27, 2018. The transaction, which has been approved by the Board of Directors of both companies, is expected to be completed during the second quarter 2019. Consummation of the Merger is subject to approval by Monument’s shareholders, regulatory approvals and other customary conditions of closing.

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

EARNINGS OVERVIEW

Third quarter 2018 net income was $0.45 per diluted share, as compared to $0.52 in the second quarter 2018 and $0.32 in the third quarter 2017. Third quarter 2018 earnings included a net benefit of $0.03 per diluted share from a gain on a restricted equity security (Visa Inc. Class B stock) and a loss on available-for-sale debt securities, while second quarter 2018 earnings included a net benefit of $0.10 per diluted share from a gain on Visa Class B stock, partially offset by a loss on available-for-sale debt securities. For the nine months ended September 30, 2018, net income was $1.33 per diluted share, including a net benefit of $0.13 per diluted share from the gain on Visa Class B stock and the loss on available-for-

sale debt securities. In comparison, for the nine months ended September 30, 2017, net income was $0.94 per diluted share including a benefit of $0.01 per diluted share from a gain on available-for-sale debt securities.

In 2018, C&N has recorded pre-tax gains on Visa Class B stock totaling $2,321,000, including gains of $1,750,000 in the second quarter and $571,000 in the third quarter. Prior to the sales, C&N held 19,789 shares of Visa Class B stock pursuant to Visa’s 2007 initial public offering. Until the second quarter 2018, the carrying value of the shares was $0, which represented C&N’s cost basis. In the second quarter 2018, C&N sold 10,000 of the shares, for a realized gain of $884,000, and recorded an unrealized gain (on the 9,789 shares still held at June 30, 2018) of $866,000. In the third quarter 2018, C&N sold 9,789 shares for total proceeds of $1,437,000, and holds no more shares as of September 30, 2018.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The table below provides a reconciliation of C&N’s third quarter and September 30, 2018 year-to-date unaudited earnings results to the comparative 2017 results excluding the gain on Visa Class B stock and gains and losses on available-for-sale debt securities.

(Dollars In Thousands, Except Per Share Data)
(Unaudited)	3rd Quarter 2018				3rd Quarter 2017
	Income			Diluted	Income			Diluted
	Before	Income		Earnings	Before	Income		Earnings
	Income	Tax		per	Income	Tax		per
	Tax	Provision	Net	Common	Tax	Provision	Net	Common
	Provision	(1)	Income	Share	Provision	(1)	Income	Share
Results as Presented Under U.S. GAAP	$6,697	$1,111	$5,586	$0.45	$5,198	$1,262	$3,936	$0.32
Less: Gain on Restricted Equity Security	(571)	(119)	(452)		0	0	0
Net Losses (Gains) on Available-for-sale Debt Securities	2	0	2		(5)	(2)	(3)
Earnings Information, Excluding Effect of Gain on Restricted Equity Security and Net Gains and Losses on Available-for-sale Debt Securities	$6,128	$992	$5,136	$0.42	$5,193	$1,260	$3,933	$0.32

	9 Months Ended Sept. 30, 2018				9 Months Ended Sept. 30, 2017
	Income			Diluted	Income			Diluted
	Before	Income		Earnings	Before	Income		Earnings
	Income	Tax		per	Income	Tax		per
	Tax	Provision	Net	Common	Tax	Provision	Net	Common
	Provision	(1)	Income	Share	Provision	(1)	Income	Share
Results as Presented Under U.S. GAAP	$19,561	$3,229	$16,332	$1.33	$15,111	$3,620	$11,491	$0.94
Less: Gain on Restricted Equity Security	(2,321)	(487)	(1,834)		0	0	0
Net Losses (Gains) on Available-for-sale Debt Securities	284	59	225		(257)	(90)	(167)
Earnings Information, Excluding Effect of Gain on Restricted Equity Security and Net Gains and Losses on Available-for-sale Debt Securities	$17,524	$2,801	$14,723	$1.20	$14,854	$3,530	$11,324	$0.93

(1)	Income tax has been allocated to the gain on restricted equity security and net losses (gains) on available-for-sale debt securities based on marginal income tax rates of 21% for 2018 and 35% for 2017.

Additional highlights related to the Corporation’s earnings results for the comparative periods are presented below.

Third Quarter 2018 as Compared to Third Quarter 2017

Net income of $5,586,000 in the third quarter 2018 was $1,650,000 higher than the third quarter 2017 amount. Excluding the after-tax impact of the gain on Visa Class B stock and net (losses) gains on available-for-sale debt securities as described above, adjusted third quarter 2018 net income of $5,136,000 exceeded adjusted third quarter 2017 net income of $3,933,000 by $1,203,000 (30.6%). The marginal federal income tax rate in effect in 2018 is 21%, down from the 2017 marginal rate of 35%. Accordingly, the effective tax rate of 16.6% for the third quarter 2018 was significantly lower than the third quarter 2017 effective tax rate of 24.3%. Pre-tax income, excluding the gain on Visa Class B stock and net (losses) gains on available-for-sale debt securities, totaled $6,128,000 in the third quarter 2018, an increase of $935,000 (18.0%) over adjusted pre-tax income of $5,193,000 in the third quarter 2017. Other significant earnings-related variances were as follows:

·	Net interest income increased $918,000 (8.6%) in the third quarter 2018 over the third quarter 2017 amount. Total interest and dividend income increased $1,174,000, while interest expense increased $256,000. The net interest margin of 3.87% for the third quarter 2018 was 0.04% higher than the third quarter 2017 level. The average fully taxable equivalent yield on earning assets increased to 4.27% in the third quarter 2018 from 4.16% in the third quarter 2017, as the average yield on loans increased to 5.06% from 4.88%. The improvement in average yield reflects the effects of recent increases in interest rates. Average total loans outstanding were higher by $32.1 million (4.1%) in the third quarter 2018 as compared to the third quarter 2017. Average total deposits were $37.4 million (3.7%) higher in the third quarter 2018 as compared to the third quarter 2017. In the third quarter 2018, average brokered deposits totaled $3,207,000, while there were no brokered deposits in the third quarter 2017. The average rate paid on interest-bearing liabilities was 0.59% in the third quarter 2018, up 0.11% from the third quarter 2017. The average rate paid on deposits was up 0.19% in the third quarter 2018 as compared to the third quarter 2017, while the average cost of borrowed funds dropped to 1.90% from 3.14% because of the pay-off of higher-cost borrowings that matured in the latter portion of 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	The provision for loan losses was $60,000 in the third quarter 2018, down from $322,000 in the third quarter 2017. The third quarter 2018 provision included a charge of $40,000 related to specific loans (net charge-offs of $76,000, less a reduction in specific allowances on loans of $36,000) and a net $20,000 charge attributable mainly to loan growth. In comparison, the third quarter 2017 provision included $141,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period and a $181,000 charge attributable mainly to increases in qualitative factors used in estimating the collectively determined portion of the allowance at September 30, 2017.

·	Noninterest income increased $396,000 (9.7%) in the third quarter 2018 over the third quarter 2017 amount. Service charges on deposit accounts increased $145,000 (12.2%) in the third quarter 2018 over the third quarter 2017 total, mainly due to increased fees from the overdraft privilege program and reflecting the impact of changes to the program that were instituted early in 2018. Trust and financial management revenue increased $135,000 (10.4%), reflecting growth in assets under management resulting from market appreciation and new business. Interchange revenue from debit card transactions increased $99,000 (17.6%), reflecting an increase in transaction volume. Other noninterest income increased $73,000, including increases in dividends received on Federal Home Loan Bank of Pittsburgh stock and interchange revenue from credit card transactions. Net gains from sales of loans decreased $133,000 (44.8%), reflecting a reduction in volume of residential mortgage loans originated and sold.

·	Total noninterest expense increased $641,000 (7.0%) in the third quarter 2018 over the third quarter 2017 amount. Third quarter 2018 results included expenses related to the pending merger with Monument Bancorp, Inc. totaling $200,000 ($100,000 included in professional fees and $100,000 included in other noninterest expense). Salaries and wages expense increased $278,000 (7.0%), including the effects of annual performance-based salary adjustments for employees along with an increase of $108,000 in estimated cash and stock-based compensation expense and an increase in the average number of full-time equivalent employees (FTEs) to 298 in the third quarter 2018 from 293 in the third quarter 2017. Occupancy expense increased $68,000 (11.7%), including the effects of accelerated depreciation on the Ralston, Pennsylvania branch scheduled to close in November 2018 and an increase in repairs and maintenance expense at several locations. Over the last half of 2017 and early 2018, the Corporation installed a new telephone system throughout most locations and implemented a new loan origination system. Costs associated with these projects contributed to increases in professional fees, data processing and other noninterest expense in the third quarter 2018 as compared to the third quarter 2017.

Nine Months Ended September 30, 2018 as Compared to Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018, net income of $16,332,000 was $4,841,000 higher than the corresponding amount for the first nine months of 2017. Excluding the after-tax impact of the gain on Visa Class B stock and net (losses) gains on available-for-sale debt securities as described above, adjusted year-to-date 2018 net income of $14,723,000 exceeded adjusted net income for the first nine months of 2017 of $11,324,000 by $3,399,000 (30.0%). As a result of the lower marginal federal income tax rate in effect in 2018, the effective tax rate was 16.5% for the first nine months of 2018, down from 24.0% for the first nine months of 2017. Pre-tax income, excluding the gain on Visa Class B stock and net (losses) gains on available-for-sale debt securities, totaled $17,524,000 for the first nine months of 2018, an increase of $2,670,000 (18.0%) over adjusted pre-tax income of $14,854,000 for the first nine months of 2017. Other significant earnings-related variances were as follows:

·	Net interest income was higher by $2,549,000 (8.2%) for the first nine months of 2018 as compared to the amount for the first nine months of 2017. The net interest margin was 3.86% for the first nine months of 2018, up from 3.81% for the first nine months of 2017. The average yield on earning assets was 4.23% in the first nine months of 2018, up from 4.15% in the first nine months of 2017, reflecting an increase in average yield on loans of 0.12%. Average total loans outstanding were higher by $47.8 million (6.2%) for the first nine months of 2018 as compared to the first nine months of 2017, while average total available-for-sale debt securities were lower by $17.9 million. Average total deposits were $38.8 million (3.9%) higher for the first nine months of 2018 as compared to 2017. In the first nine months of 2018, average brokered deposits totaled $1,685,000, while there were no brokered deposits in the first nine months of 2017. The average rate paid on interest-bearing liabilities was 0.53% in the first nine months of 2018, up 0.05% as compared to 2017. The average rate paid on deposits was up 0.14% in the first nine months of 2018 as compared to 2017, while the average cost of borrowed funds dropped to 1.75% from 2.59% because of the pay-off of higher-cost borrowings that matured in the latter portion of 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	The provision for loan losses was $332,000 for the first nine months of 2018, down from $778,000 in 2017. The 2018 provision included a charge of $153,000 related to specific loans (net charge-offs of $373,000, less a reduction in specific allowances on loans of $220,000) and a net $179,000 charge attributable mainly to loan growth. In comparison, the provision in 2017 included $844,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period and a $102,000 increase in the unallocated portion of the allowance, with a reduction in the provision of $168,000 related to a reduction in the collectively determined allowance for loan losses.

·	Noninterest income increased $1,521,000 (12.6%) for the first nine months of 2018 over the amount for the first nine months of 2017. Service charges on deposit accounts increased $438,000 (12.9%), mainly due to increased fees from the overdraft privilege program. Trust and financial management revenue increased $406,000 (10.2%), reflecting growth in assets under management resulting from market appreciation and new business. Other noninterest income increased $327,000, including an increase in tax credits of $122,000 resulting from a state tax credit related to donation of real estate in Towanda, Pennsylvania, along with increases in dividends received on Federal Home Loan Bank of Pittsburgh stock, credit card interchange fees and revenue from merchant services. Interchange revenue from debit card transactions increased $231,000 and brokerage revenue increased $167,000, reflecting increases in volume. Net gains from sales of loans decreased $137,000 (21.0%), reflecting a reduction in volume of residential mortgage loans originated and sold.

·	Total noninterest expense increased $1,846,000 (6.7%) for the first nine months of 2018 over the amount for the first nine months of 2017. Significant fluctuations include the following:

o	Salaries and wages expense increased $755,000 (6.4%), including the effects of annual performance-based salary adjustments for employees along with an increase of $268,000 in estimated cash and stock-based compensation expense and an increase in the average number of full-time equivalent employees (FTEs) to 296 in 2018 from 291 in 2017.
o	Pensions and other employee benefits expense increased $177,000 (4.6%), consistent with the increase in salaries and wages and including an increase of $124,000 (9.0%) in health insurance expense from C&N’s partially self-insured plan.
o	Professional fees increased $261,000 (43.6%), including $100,000 of merger-related expense as noted above, along with consulting costs related to Board governance and committee structures, implementation of new accounting standards, certification of a compliance-related software system and other corporate projects.
o	Other noninterest expense increased $171,000, including an increase in donations expense of $228,000 due mainly to the Towanda real estate donation described above, $100,000 of merger-related expenses, an increase in consulting services related to the overdraft privilege program and an increase in credit card processing and rewards expenses, partially offset by a $216,000 decrease in loan collection expense and a decrease in other taxes of $118,000 from sales tax refunds received.
o	Occupancy expense increased $140,000 (8.0%), including the effects of accelerated depreciation on the Ralston, Pennsylvania branch scheduled to close in November 2018 and an increase in repairs and maintenance expense at several locations.
o	In addition to items previously described, costs associated with new telephone and loan origination systems contributed to increases in professional fees, data processing, telecommunications and other noninterest expense in 2018.

More detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of Management’s Discussion and Analysis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table I – QUARTERLY FINANCIAL DATA

(Dollars In Thousands, Except Per Share Data)	For the Three Months Ended:
(Unaudited)	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2018	2018	2018	2017	2017	2017	2017
Interest income	$12,800	$12,334	$11,890	$11,785	$11,626	$11,340	$11,112
Interest expense	1,241	1,079	993	999	985	978	953
Net interest income	11,559	11,255	10,897	10,786	10,641	10,362	10,159
Provision (credit) for loan losses	60	(20)	292	23	322	4	452
Net interest income after provision (credit) for loan losses	11,499	11,275	10,605	10,763	10,319	10,358	9,707
Noninterest income	4,462	4,689	4,406	4,117	4,066	4,106	3,864
Net gains on securities	569	1,468	0	0	5	107	145
Noninterest expense	9,833	9,684	9,895	9,401	9,192	9,076	9,298
Income before income tax provision	6,697	7,748	5,116	5,479	5,198	5,495	4,418
Income tax provision	1,111	1,377	741	3,536	1,262	1,374	984
Net income	$5,586	$6,371	$4,375	$1,943	$3,936	$4,121	$3,434
Net income attributable to common shares	$5,558	$6,339	$4,352	$1,933	$3,916	$4,100	$3,416
Basic earnings per common share	$0.45	$0.52	$0.36	$0.16	$0.32	$0.34	$0.28
Diluted earnings per common share	$0.45	$0.52	$0.36	$0.16	$0.32	$0.34	$0.28

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and nine-month periods ended September 30, 2018 and 2017. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Nine-Month Periods Ended September 30, 2018 and 2017

For the nine-month periods, fully taxable equivalent net interest income was $34,692,000 in 2018, $1,452,000 (4.4%) higher than in 2017. Interest income was $1,851,000 higher in 2018 as compared to 2017, while interest expense was higher by $399,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.86% in 2018 as compared to 3.81% in 2017, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.70% in 2018, up from 3.67% in 2017.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $38,005,000 in 2018, an increase of 5.1% from 2017. Interest and fees on loans receivable increased $2,507,000, or 8.9%, to $30,642,000 in 2018 from $28,135,000 in 2017. Table IV shows the increase in interest on loans includes $1,735,000 attributable to an increase in volume and $772,000 related to an increase in average rate. The average balance of loans receivable increased $47,820,000 (6.2%) to $820,958,000 in 2018 from $773,138,000 in 2017. The increase in average balance reflects growth in the average balance of both commercial and residential mortgage loans. The average rate on taxable loans in 2018 was 5.12% compared to 4.90% in 2017 as current rates on variable rate loans and rates on recent new loan originations have increased, consistent with increases in market interest rates. The yield on tax-exempt loans receivable decreased to 3.69% in 2018 compared to 4.51% in 2017. This decrease reflects the reduced tax benefit on tax-exempt assets as compared to taxable assets resulting from the marginal tax rate being reduced to 21% in 2018 from 35% in 2017.

Interest income on available-for-sale debt securities totaled $7,019,000 in 2018, a reduction of $825,000 from the total for 2017. As indicated in Table III, average available-for-sale debt securities (at amortized cost) totaled $355,420,000 in 2018, a decrease of $17,878,000 (4.8%) from 2017. The average yield on available-for-sale debt securities decreased to 2.64% in 2018 from 2.81% in 2017. The reduction in yield on available-for-sale debt securities includes the impact of a reduced tax benefit on tax-exempt municipal bonds as a result of the reduction in the federal income tax rate.

Interest income from interest-bearing deposits in banks totaled $319,000 in 2018, an increase of $179,000 over the total for 2017. The most significant categories of assets within this category include interest-bearing balances held with the Federal Reserve and investments in certificates of deposit issued by other banks. The increase in interest income from interest-bearing deposits with banks includes the effects of an increase in yield to 1.80% in 2018 from 1.10% in 2017, consistent with market increases in short-term interest rates, and an increase in average balance to $23,727,000 in 2018 from $17,042,000 in 2017.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased $399,000, or 13.7%, to $3,313,000 in 2018 from $2,914,000 in 2017. Table III shows that the overall cost of funds on interest-bearing liabilities increased to 0.53% in 2018 from 0.48% in 2017.

Total average deposit balances (interest-bearing and noninterest-bearing) increased 3.9%, to $1,024,735,000 in 2018 from $985,961,000 in 2017. Increases in the average balances of demand deposits, certificates of deposit, interest checking and savings were partially offset by reductions in money market and Individual Retirement Accounts.

Interest expense on deposits increased $907,000 in 2018 over 2017. The average rate on interest-bearing deposits increased to 0.45% in 2018 from 0.31% in 2017. Interest expense on certificates of deposit increased $418,000 in 2018 of which $301,000 is from an increase in average rate and $117,000 due to an increase in volume. Interest expense on interest checking accounts increased $348,000 and on money market accounts increased $106,000, in 2018 as compared to 2017, primarily due to increases in the average rates paid.

Interest expense on borrowed funds decreased $508,000 in 2018 as compared to 2017, including a reduction in interest expense on long-term borrowings partially offset by an increase in interest expense on short-term borrowings. Total average borrowed funds decreased $9,412,000 to $51,446,000 in 2018 from $60,858,000 in 2017. The average rate on total borrowed funds was 1.75% in 2018 compared to 2.59% in 2017.

Interest expense on short-term borrowings in 2018 exceeded interest expense in the same period of 2017 by $190,000 as result of a series of advances from FHLB-Pittsburgh that mature in monthly amounts of $3,000,000 through October 2018, as well as an increase in short-term interest rates. These short-term advances were originated in the third and fourth quarters of 2017 to pay off a portion of a total of $37,000,000 in long-term borrowings that matured during that time period. Average short-term borrowings totaled $29,515,000 for the first nine months of 2018, an increase of $6,397,000 over 2017. The weighted-average rate on short-term borrowings was 1.45% in 2018 as compared to 0.75% in 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Interest expense on long-term debt decreased $698,000 in 2018 as compared to 2017, mainly from repayment of the $37 million in higher-cost borrowings (weighted-average rate of 3.65%) in the third and fourth quarters of 2017 as referred to above. Borrowings are classified as long-term within the Tables based on their term at origination. The average balance of long-term borrowings in 2018 of $21,931,000 consisted mainly of FHLB advances maturing in 2019 and had a weighted-average rate of 2.15%. In comparison, average long-term borrowings in the same period of 2017 totaled $37,740,000, with an average rate of 3.72%.

Three-Month Periods Ended September 30, 2018 and 2017

For the three-month periods, fully taxable equivalent net interest income was $11,880,000 in 2018, which was $543,000 (4.8%) higher than in 2017. Interest income was $801,000 higher in 2018 as compared to 2017, while interest expense was higher by $258,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.87% in 2018 as compared to 3.83% in 2017, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) remained unchanged at 3.68% in 2018 as compared to 2017.

Interest income totaled $13,121,000 in 2018, an increase of $801,000 (6.5%) from 2017. Interest and fees from loans receivable increased $760,000, or 7.8%, in 2018 as compared to 2017, and interest income from interest-bearing deposits in banks increased $106,000, while income from available-for-sale securities decreased $57,000 (2.2%). As indicated in Table III, for the three-month periods, the average balance of gross loans receivable increased 4.1% to $820,432,000 in 2018 from $788,346,000 in 2017. The average rate of return on loans was 5.06% in 2018, up from 4.88% in 2017.

The increase in interest income from interest-bearing deposits with banks includes the effects of an increase in yield to 1.99% in the third quarter 2018 from 1.25% in 2017, consistent with market increases in short-term interest rates, and an increase in average balance to $34,540,000 in 2018 from $21,260,000 in 2017.

Total average available-for-sale securities (at amortized cost) in 2018 increased slightly to $362,529,000 from $362,495,000 in 2017. The average rate of return on available-for-sale securities was 2.71% for 2018, down from 2.78% in 2017. The reduction in average rate of return on available-for-sale securities is a result of a reduced tax benefit on tax exempt municipal bonds due to the marginal tax rate decreasing to 21% in 2018 from 35% in 2017.

For the three-month periods, interest expense increased $258,000, or 26.2%, to $1,241,000 in 2018 from $983,000 in 2017. Interest expense on deposits increased $395,000, as the average rate paid on deposits increased to 0.52% in 2018 from 0.33% in 2017, including increases of 0.39% on certificates of deposit, 0.24% on interest checking and 0.14% on money market accounts. Total average deposits (interest-bearing and noninterest-bearing) amounted to $1,047,599,000 in the third quarter of 2018, an increase of $37,398,000 (3.7%) over the third quarter 2017 total. The increase in total average deposits included an increase in certificates of deposits of $22,130,000 and an increase in noninterest-bearing demand deposits of $19,254,000.

Interest expense on total borrowed funds decreased $137,000 in 2018 as compared to 2017. Interest expense on short-term borrowings increased $31,000 while interest expense on long-term borrowings decreased by $168,000 in 2018 as compared to 2017. The average balance of total borrowed funds decreased slightly to $43,437,000 in the third quarter 2018 from $43,608,000 in the third quarter 2017, while the average rate on borrowed funds decreased to 1.90% in the third quarter 2018 from 3.14% in the third quarter 2017.

Interest expense on short-term borrowings increased $31,000 to $39,000 in 2018 from $8,000 in 2017. The increase in interest expense on short-term borrowings reflects the impact of higher short-term interest rates in 2018 as compared to 2017 as the average rate on short-term borrowings increased to 1.18% in 2018 from 0.44% in 2017. The average balance of short-term borrowings increased to $13,062,000 in the third quarter 2018 from $7,139,000 in the third quarter 2017.

The average balance of long-term borrowings was $30,375,000 in the third quarter 2018, at an average rate of 2.21%, down from an average balance of $36,469,000 at an average rate of 3.67% in the third quarter 2017. As described above, the reduction in average balance and rate on long-term borrowings reflects the repayment of higher cost borrowings totaling $37,000,000 in the third and fourth quarters of 2017, with long-term borrowings in 2018 consisting mainly of FHLB advances maturing in 2019.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(In Thousands)	2018	2017	(Decrease)	2018	2017	(Decrease)

INTEREST INCOME
Available-for-sale debt securities:
Taxable	$1,624	$1,335	$289	$4,368	$4,090	$278
Tax-exempt	856	1,202	(346)	2,651	3,754	(1,103)
Total available-for-sale debt securities	2,480	2,537	(57)	7,019	7,844	(825)
Dividends on marketable equity security	5	6	(1)	16	15	1
Interest-bearing due from banks	173	67	106	319	140	179
Loans held for sale	3	10	(7)	9	20	(11)
Loans receivable:
Taxable	9,754	8,889	865	28,530	25,872	2,658
Tax-exempt	706	811	(105)	2,112	2,263	(151)
Total loans receivable	10,460	9,700	760	30,642	28,135	2,507
Total Interest Income	13,121	12,320	801	38,005	36,154	1,851

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	278	141	137	672	324	348
Money market	155	94	61	370	264	106
Savings	38	36	2	113	106	7
Certificates of deposit	441	255	186	1,135	717	418
Individual Retirement Accounts	120	111	9	350	322	28
Total interest-bearing deposits	1,033	638	395	2,641	1,734	907
Borrowed funds:
Short-term	39	8	31	320	130	190
Long-term	169	337	(168)	352	1,050	(698)
Total borrowed funds	208	345	(137)	672	1,180	(508)
Total Interest Expense	1,241	983	258	3,313	2,914	399

Net Interest Income	$11,880	$11,337	$543	$34,692	$33,240	$1,452

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for 2018 and 35% for 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	3 Months		3 Months		9 Months		9 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	9/30/2018	Return/	9/30/2017	Return/	9/30/2018	Return/	9/30/2017	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale debt securities, at amortized cost:
Taxable	$269,054	2.39%	$250,774	2.11%	$255,638	2.28%	$258,539	2.12%
Tax-exempt	93,475	3.63%	111,721	4.27%	99,782	3.55%	114,759	4.37%
Total available-for-sale debt securities	362,529	2.71%	362,495	2.78%	355,420	2.64%	373,298	2.81%
Marketable equity security	945	2.10%	1,000	2.38%	953	2.24%	1,000	2.14%
Interest-bearing due from banks	34,540	1.99%	21,260	1.25%	23,727	1.80%	17,042	1.10%
Loans held for sale	179	6.65%	781	5.08%	205	5.87%	496	5.39%
Loans receivable:
Taxable	744,793	5.20%	717,012	4.92%	744,461	5.12%	706,065	4.90%
Tax-exempt	75,639	3.70%	71,334	4.51%	76,497	3.69%	67,073	4.51%
Total loans receivable	820,432	5.06%	788,346	4.88%	820,958	4.99%	773,138	4.87%
Total Earning Assets	1,218,625	4.27%	1,173,882	4.16%	1,201,263	4.23%	1,164,974	4.15%
Cash	18,697		18,325		17,867		17,213
Unrealized gain/loss on securities	(8,641)		1,449		(7,482)		402
Allowance for loan losses	(8,984)		(8,769)		(9,049)		(8,755)
Bank premises and equipment	15,023		15,431		15,298		15,618
Intangible Assets	11,953		11,958		11,953		11,958
Other assets	44,675		40,944		43,017		42,038
Total Assets	$1,291,348		$1,253,220		$1,272,867		$1,243,448

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$223,105	0.49%	$219,633	0.25%	$217,935	0.41%	$208,071	0.21%
Money market	185,267	0.33%	194,947	0.19%	181,972	0.27%	192,265	0.18%
Savings	153,514	0.10%	145,025	0.10%	151,946	0.10%	142,292	0.10%
Certificates of deposit	141,481	1.24%	119,351	0.85%	133,692	1.14%	116,500	0.82%
Individual Retirement Accounts	90,693	0.52%	96,934	0.45%	92,621	0.51%	97,981	0.44%
Other time deposits	1,446	0.27%	1,472	0.27%	1,106	0.12%	1,126	0.12%
Total interest-bearing deposits	795,506	0.52%	777,362	0.33%	779,272	0.45%	758,235	0.31%
Borrowed funds:
Short-term	13,062	1.18%	7,139	0.44%	29,515	1.45%	23,118	0.75%
Long-term	30,375	2.21%	36,469	3.67%	21,931	2.15%	37,740	3.72%
Total borrowed funds	43,437	1.90%	43,608	3.14%	51,446	1.75%	60,858	2.59%
Total Interest-bearing Liabilities	838,943	0.59%	820,970	0.48%	830,718	0.53%	819,093	0.48%
Demand deposits	252,093		232,839		245,463		227,726
Other liabilities	11,147		8,801		9,630		8,181
Total Liabilities	1,102,183		1,062,610		1,085,811		1,055,000
Stockholders' equity, excluding other comprehensive income/loss	195,854		189,520		192,807		188,041
Accumulated other comprehensive income/loss	(6,689)		1,090		(5,751)		407
Total Stockholders' Equity	189,165		190,610		187,056		188,448
Total Liabilities and Stockholders' Equity	$1,291,348		$1,253,220		$1,272,867		$1,243,448
Interest Rate Spread		3.68%		3.68%		3.70%		3.67%
Net Interest Income/Earning Assets		3.87%		3.83%		3.86%		3.81%

Total Deposits (Interest-bearing and Demand)	$1,047,599		$1,010,201		$1,024,735		$985,961

(1) Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% in 2018 and 35% in 2017.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(3) Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 9/30/18 vs. 9/30/17			9 Months Ended 9/30/18 vs. 9/30/17
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale debt securities:
Taxable	$101	$188	$289	$(46)	$324	$278
Tax-exempt	(181)	(165)	(346)	(453)	(650)	(1,103)
Total available-for-sale debt securities	(80)	23	(57)	(499)	(326)	(825)
Marketable equity security	(2)	1	(1)	(1)	2	1
Interest-bearing due from banks	49	57	106	68	111	179
Loans held for sale	(9)	2	(7)	(13)	2	(11)
Loans receivable:
Taxable	354	511	865	1,442	1,216	2,658
Tax-exempt	49	(154)	(105)	293	(444)	(151)
Total loans receivable	403	357	760	1,735	772	2,507
Total Interest Income	361	440	801	1,290	561	1,851

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	3	134	137	16	332	348
Money market	(5)	66	61	(15)	121	106
Savings	2	0	2	7	0	7
Certificates of deposit	52	134	186	117	301	418
Individual Retirement Accounts	(8)	17	9	(19)	47	28
Total interest-bearing deposits	44	351	395	106	801	907
Borrowed funds:
Short-term	14	17	31	44	146	190
Long-term	(55)	(113)	(168)	(347)	(351)	(698)
Total borrowed funds	(41)	(96)	(137)	(303)	(205)	(508)
Total Interest Expense	3	255	258	(197)	596	399

Net Interest Income	$358	$185	$543	$1,487	$(35)	$1,452

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST INCOME

TABLE V - COMPARISON OF NONINTEREST INCOME

(In Thousands)

	9 Months Ended
	September 30,		$	%
	2018	2017	Change	Change
Trust and financial management revenue	$4,375	$3,969	$406	10.2
Brokerage revenue	718	551	167	30.3
Insurance commissions, fees and premiums	72	98	(26)	(26.5)
Service charges on deposit accounts	3,837	3,399	438	12.9
Service charges and fees	263	263	0	0.0
Interchange revenue from debit card transactions	1,880	1,649	231	14.0
Net gains from sales of loans	514	651	(137)	(21.0)
Loan servicing fees, net	263	162	101	62.3
Increase in cash surrender value of life insurance	295	281	14	5.0
Other noninterest income	1,340	1,013	327	32.3
Total noninterest income before realized gains on securities, net	$13,557	$12,036	$1,521	12.6

Table V excludes the gain on a restricted equity security (Visa Class B stock) and net (losses) gains on available-for-sale debt securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table V increased $1,521,000 (12.6%) in the first nine months of 2018 over the first nine months of 2017 amount. The most significant variances include the following:

·	Service charges on deposit accounts increased $438,000 (12.9%), mainly due to increased fees from the overdraft privilege program and reflecting the benefit of operational improvements to the program that were instituted early in 2018.

·	Trust and financial management revenue increased $406,000 (10.2%). The increase included the effects of a mid-year 2017 increase in fee levels and an increase in the value of assets under management to $952,824,000 at September 30, 2018, up 3.0% from one year earlier. The increase in value of Trust assets under management resulted from appreciation in equity values and new business.

·	Interchange revenue from debit card transactions increased $231,000 (14.0%), reflecting an increase in volume of transactions.

·	As a result of increased volume, broker-dealer revenue increased $167,000 (30.3%).

·	Loan servicing fees, net, increased $101,000. This category includes fees received from servicing residential mortgage loans that have been originated and sold, adjusted for changes in the fair value of servicing rights. The fair value of mortgage servicing rights decreased by $58,000 in the first nine months of 2018 as compared to a reduction of $145,000 in the same period of 2017.

·	Other noninterest income increased $327,000, including an increase of $122,000 in state tax benefits from tax credits, primarily as a result of the donation of the Towanda building. Also, dividends on FHLB-Pittsburgh stock increased $105,000 to $240,000 in 2018 from $135,000 in 2017, interchange revenue from credit card transactions increased $78,000 to $85,000 in 2018 from $7,000 in 2017 and revenue from merchant services increased $41,000 to $277,000 in 2018 from $236,000 in 2017.

·	Net gains from sales of loans decreased $137,000 (21.0%), reflecting a reduction in volume of residential mortgage loans originated and sold.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI - COMPARISON OF NONINTEREST INCOME

(In Thousands)

	3 Months Ended
	September 30,		$	%
	2018	2017	Change	Change
Trust and financial management revenue	$1,427	$1,292	$135	10.4
Brokerage revenue	235	187	48	25.7
Insurance commissions, fees and premiums	15	26	(11)	(42.3)
Service charges on deposit accounts	1,331	1,186	145	12.2
Service charges and fees	95	97	(2)	(2.1)
Interchange revenue from debit card transactions	660	561	99	17.6
Net gains from sales of loans	164	297	(133)	(44.8)
Loan servicing fees, net	74	35	39	111.4
Increase in cash surrender value of life insurance	100	97	3	3.1
Other noninterest income	361	288	73	25.3
Total noninterest income before realized gains on securities, net	$4,462	$4,066	$396	9.7

Table VI excludes the gain on a restricted equity security (Visa Class B stock) and net (losses) gains on available-for-sale debt securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table VI increased $396,000 (9.7%) in the third quarter 2018 over the third quarter 2017 amount. The most significant variances include the following:

·	Service charges on deposit accounts increased $145,000 (12.2%) in the third quarter 2018 over the third quarter 2017 total, mainly due to increased fees from the overdraft privilege program and reflecting the benefit of operational improvements to the program that were instituted early in 2018.

·	Trust and financial management revenue increased $135,000 (10.4%), reflecting growth in assets under management. The increase in value of Trust assets under management resulted from appreciation in equity values and new business.

·	Interchange revenue from debit card transactions increased $99,000 (17.6%), reflecting an increase in volume of transactions.

·	As a result of increased volume, broker-dealer revenue increased $48,000 (25.7%).

·	Loan servicing fees, net, increased $39,000 (111.4%). The fair value of mortgage servicing rights decreased by $32,000 in the third quarter of 2018 as compared to a reduction of $67,000 in the same period of 2017.

·	Other noninterest income increased $73,000, including a $35,000 increase in dividends received on Federal Home Loan Bank of Pittsburgh stock and a $30,000 increase in interchange revenue from credit card transactions.

·	Net gains from sales of loans decreased $133,000 (44.8%), reflecting a reduction in volume of residential mortgage loans originated and sold.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST EXPENSE

TABLE VII - COMPARISON OF NONINTEREST EXPENSE

(Dollars In Thousands)

	Nine Months Ended
	September 30,		$	%
	2018	2017	Change	Change
Salaries and wages	$12,580	$11,825	$755	6.4
Pensions and other employee benefits	4,047	3,870	177	4.6
Occupancy expense, net	1,898	1,758	140	8.0
Furniture and equipment expense	901	968	(67)	(6.9)
Data processing expenses	2,002	1,785	217	12.2
Automated teller machine and interchange expense	988	945	43	4.6
Pennsylvania shares tax	998	1,008	(10)	(1.0)
Professional fees	860	599	261	43.6
Telecommunications	567	409	158	38.6
Directors' fees	549	548	1	0.2
Other noninterest expense	4,022	3,851	171	4.4
Total noninterest expense	$29,412	$27,566	$1,846	6.7

As shown in Table VII, total noninterest expense increased $1,846,000 (6.7%) in the first nine months of 2018 as compared to the first nine months of 2017. The most significant variances include the following:

·	Salaries and wages expense increased $755,000 (6.4%), including the effects of annual performance-based salary adjustments for a majority of employees along with an increase of $268,000 in estimated cash and stock-based compensation expense and an increase in the average number of FTEs to 296 in the first nine months of 2018 from 291 in the first nine months of 2017.

·	Professional fees were $261,000 higher in 2018 than in 2017. The increase in professional fees included $100,000 of merger-related expense as previously noted, along with consulting costs related to Board governance and committee structures, implementation of new accounting standards, certification of a compliance-related software system and other corporate projects.

·	Data processing expenses increased $217,000, including costs associated with the new mortgage loan origination system and document imaging.

·	Pensions and other employee benefits expense increased $177,000, including an increase of $124,000 (9.0%) in health care expenses due to an increase in FTEs and higher claims on the partially self-insured plan.

·	Other noninterest expense increased $171,000. Within this category, the most significant fluctuations between 2018 and comparative 2017 were as follows:

o	Donations expense increased $228,000. In June 2018, the Corporation donated the real estate for its existing Towanda banking facility to a nonprofit organization and entered into a 12-month lease with the nonprofit organization, with a 6-month renewal option, allowing banking operations to continue until a new location in the Towanda market can be obtained and prepared for use. The amount recorded for the Towanda real estate donation, based on the net book value of the property at that time, was $250,000.

o	Legal fees and expenses increased $69,000, including $100,000 of fees incurred through September 30, 2018 related to the pending merger with Monument Bancorp, Inc.

o	Consulting fees related to the overdraft privilege program totaled $66,000 in 2018 with no corresponding expense in 2017.

o	Credit card processing and rewards expenses increased $63,000 to $94,000 in 2018 from $31,000 in 2017. The Corporation implemented an in-house credit card program in the latter portion of 2016 and has seen a gradual increase in activity since then.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

o	Loan collection expense, net of recoveries, is $216,000 lower in 2018 than in 2017, with net recoveries of $13,000 in 2018 as compared to net expenses of $203,000 in 2017. Most of the Corporation’s loan collection expenses include property taxes and other costs related to commercial and residential loans secured by real estate. The net reduction in collection expense in 2018 as compared to 2017 includes a reduction in expenses incurred of $110,000 and an increase in recoveries of expenses incurred in prior years of $106,000.

o	Recoveries of sales and use tax totaled $50,000 in the first nine months of 2018, resulting in a reduction in expense. In comparison, expense associated with sales and use tax assessments totaling $68,000 were incurred in the first nine months of 2017.

·	Telecommunications expense increased $158,000 because of additional costs related to a new telephone system, along with costs from the prior legacy system during the transition period.

·	Occupancy expense increased $140,000 (8.0%), including the effects of accelerated depreciation on the Ralston, Pennsylvania branch scheduled to close in November 2018 and an increase in repairs and maintenance expense at several locations.

TABLE VIII - COMPARISON OF NONINTEREST EXPENSE

(Dollars In Thousands)

	Three Months Ended
	September 30,		$	%
	2018	2017	Change	Change
Salaries and wages	$4,263	$3,985	$278	7.0
Pensions and other employee benefits	1,237	1,209	28	2.3
Occupancy expense, net	648	580	68	11.7
Furniture and equipment expense	317	340	(23)	(6.8)
Data processing expenses	667	595	72	12.1
Automated teller machine and interchange expense	347	346	1	0.3
Pennsylvania shares tax	326	336	(10)	(3.0)
Professional fees	305	224	81	36.2
Telecommunications	177	143	34	23.8
Directors' fees	197	177	20	11.3
Other noninterest expense	1,349	1,257	92	7.3
Total noninterest expense	$9,833	$9,192	$641	7.0

As shown in Table VIII, total noninterest expense increased $641,000 (7.0%) in the third quarter 2018 as compared to the third quarter 2017. The most significant variances include the following:

·	Salaries and wages expense increased $278,000 (7.0%), including the effects of annual performance-based salary adjustments for employees along with an increase of $108,000 in estimated cash and stock-based compensation expense and an increase in the average number of FTEs to 298 in the third quarter 2018 from 293 in the third quarter 2017.

·	Professional fees increased $81,000 and other noninterest expense increased $92,000, including $200,000 of expenses related to the pending merger with Monument Bancorp, Inc., with $100,000 included in professional fees and $100,000 included in other noninterest expense.

·	Data processing expenses increased $72,000, including costs associated with the new mortgage loan origination system.

·	Occupancy expense increased $68,000 (11.7%), including the effects of accelerated depreciation on the Ralston, Pennsylvania branch scheduled to close in November 2018 and an increase in repairs and maintenance expense at several locations.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The income tax provision for the first nine months of 2018 was $3,229,000, or 16.5% of pre-tax earnings, which was $391,000 lower than the provision for the first nine months of 2017 of $3,620,000, or 24.0% of pre-tax income. The Corporation benefited from the reduction in the federal corporate income tax rate to 21%, effective January 1, 2018, from the 35% marginal tax rate in effect throughout 2017. The Corporation’s effective tax rates differ from the statutory rate of 21% in the first nine months of 2018 and 35% for the first nine months of 2017 principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At September 30, 2018 the net deferred tax asset was $5,122,000, up from $3,289,000 at December 31, 2017. The most significant change in temporary difference components was a net increase of $1,754,000 related to unrealized losses on available-for-sale securities. At September 30, 2018, the net deferred tax asset associated with the unrealized loss was $2,260,000, while at December 31, 2017, the deferred tax asset associated with the unrealized loss was $506,000, including $843,000 recorded as an offset to the pre-tax unrealized loss within accumulated other comprehensive loss, partially offset by $337,000 charged against retained earnings.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.

Management believes the recorded net deferred tax asset at September 30, 2018 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 11 to the unaudited, consolidated financial statements.

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the “Net Interest Income” section of Management’s Discussion and Analysis. Other significant balance sheet items, including the allowance for loan losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding standby letters of credit at September 30, 2018, and management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2018.

Gross loans outstanding (excluding mortgage loans held for sale) were $822,532,000 at September 30, 2018, up 0.8% from $815,713,000 at December 31, 2017 and 2.7% from $801,012,000 at September 30, 2017. Total outstanding mortgages and other consumer real estate loans were $6,922,000 (1.5%) higher at September 30, 2018 as compared to December 31, 2017 and increased $12,409,000 (2.8%) as compared to September 30, 2017. Total outstanding commercial loans were lower by $2,544,000 (0.7%) at September 30, 2018 as compared to December 31, 2017 and higher by $6,684,000 (1.9%) compared to September 30, 2017. Average loans outstanding in the first nine months of 2018 of $820,958,000 were $47,820,000 (6.2%) higher than the corresponding total in the first nine months of 2017.

While the Corporation’s lending activities are primarily concentrated in its market area, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial,” “Commercial loans secured by real estate”, “Political subdivisions” and “Other commercial” classes in the loan tables presented in this Form 10-Q. Total participation loans outstanding amounted to $65,741,000 at September 30, 2018, up from $61,245,000 at December 31, 2017 and $53,559,000 at September 30, 2017. At September 30, 2018, the balance of participation loans outstanding includes a total of $54,464,000 to businesses located outside of the Corporation’s market area, including $9,612,000 from participations in loans originated through the Corporation’s membership in a network that originates loans throughout the U.S. The Corporation’s participation loans originated through the network consist of loans to businesses that are larger than the Corporation’s typical commercial customer base. The loans originated through the network are considered “leveraged loans,” meaning the businesses typically have minimal tangible book equity and the extent of collateral available is limited, though at the time of origination the businesses have demonstrated strong cash flow performance in their recent histories. Total leveraged participation loans, including loans originated through the network and two loans originated through another lead institution, totaled $14,813,000 at September 30, 2018 and $15,328,000 at December 31, 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

For loan sales originated under the MPF Xtra and Original programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received, or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At September 30, 2018, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,769,000, and the corresponding total outstanding balance repurchased at December 31, 2017 was $1,805,000.

At September 30, 2018, outstanding balances of loans sold and serviced through the two programs totaled $171,516,000, including loans sold through the MPF Xtra program of $99,636,000 and loans sold through the Original program of $71,880,000. At December 31, 2017, outstanding balances of loans sold and serviced through the two programs totaled $169,725,000, including loans sold through the MPF Xtra program of $107,117,000 and loans sold through the Original program of $62,608,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of September 30, 2018 and December 31, 2017.

For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. At September 30, 2018, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $3,907,000, and the Corporation has recorded a related allowance for credit losses of $310,000 which is included in “Accrued interest and other liabilities” in the accompanying consolidated balance sheets. At December 31, 2017, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $5,742,000, and the related allowance for credit losses was $260,000. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

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

The allowance for loan losses was $8,815,000 at September 30, 2018, down slightly from $8,856,000 at December 31, 2017. Table X shows total specific allowances on impaired loans decreased $220,000 to $1,059,000 at September 30, 2018 from $1,279,000 at December 31, 2017. The largest individual loan balance for which a specific allowance has been recorded is a real estate secured commercial loan with an outstanding balance of $2,550,000 and a specific allowance of $816,000 at September 30, 2018, down from an outstanding balance of $2,641,000 and a specific allowance of $919,000 at December 31, 2017.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The provision (credit) for loan losses by segment in the three-month and nine-month periods ended September 30, 2018 and 2017 is as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2018	2017	2018	2017
Residential mortgage	$67	$101	$145	$269
Commercial	(66)	140	31	293
Consumer	59	81	156	114
Unallocated	0	0	0	102

Total	$60	$322	$332	$778

The provision (credit) for loan losses is further detailed as follows:

	3 Months	3 Months	9 Months	9 Months
Residential mortgage segment	Ended	Ended	Ended	Ended
(In thousands)	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2018	2017	2018	2017
Increase (decrease) in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$30	$(2)	$122	$160

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	38	15	61	63
Changes in historical loss experience factors	(1)	3	(38)	42
Changes in qualitative factors	0	85	0	4
Total provision for loan losses - Residential mortgage segment	$67	$101	$145	$269

	3 Months	3 Months	9 Months	9 Months
Commercial segment	Ended	Ended	Ended	Ended
(In thousands)	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2018	2017	2018	2017
(Decrease) increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$(25)	$83	$(56)	$587

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	9	19	44	64
Changes in historical loss experience factors	(50)	3	43	(259)
Changes in qualitative factors	0	35	0	(99)
Total (credit) provision for loan losses - Commercial segment	$(66)	$140	$31	$293

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	3 Months	3 Months	9 Months	9 Months
Consumer segment	Ended	Ended	Ended	Ended
(In thousands)	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2018	2017	2018	2017
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$35	$60	$87	$97

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	16	0	25	7
Changes in historical loss experience factors	8	21	34	12
Changes in qualitative factors	0	0	10	(2)
Total provision for loan losses -
Consumer segment	$59	$81	$156	$114

	3 Months	3 Months	9 Months	9 Months
Total - All segments	Ended	Ended	Ended	Ended
(In thousands)	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2018	2017	2018	2017
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$40	$141	$153	$844

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	63	34	130	134
Changes in historical loss experience factors	(43)	27	39	(205)
Changes in qualitative factors	0	120	10	(97)
Subtotal	60	322	332	676
Unallocated	0	0	0	102
Total provision for loan losses - All segments	$60	$322	$332	$778

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

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Total nonperforming loans as a percentage of outstanding loans was 1.71% at September 30, 2018, down from 2.10% at December 31, 2017, and nonperforming assets as a percentage of total assets was 1.30% at September 30, 2018, down from 1.47% at December 31, 2017. Table XI presents data at September 30, 2018 and at the end of each of the years ended December 31, 2013 through 2017. For the range of dates presented in Table XI, total nonperforming loans as a percentage of loans has ranged from a low of 1.71% at September 30, 2018 to a high of 2.80% at December 31, 2013, and total nonperforming assets as a percentage of assets have ranged from a low of 1.30% at September 30, 2018 to a high of 1.53% at December 31, 2013.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Total impaired loans of $8,078,000 at September 30, 2018 are down $1,433,000 from the corresponding amount at December 31, 2017 of $9,511,000, while foreclosed assets held for sale increased $1,080,000 to a balance of $2,678,000 at September 30, 2018. In the second quarter 2018, the Corporation acquired two properties that had secured a commercial loan, recording the acquisition at an estimated fair value of $2,293,000 with no gain or loss recognized. In the third quarter 2018, the Corporation recorded a loss of $53,000 based on an updated estimate of costs to sell the properties, resulting in an adjustment in their carrying value to $2,240,000 at September 30, 2018. In October 2018, one of the two commercial properties referred to above was sold for $711,000, with no gain or loss recognized. Table XI shows that the total outstanding balance of impaired loans of $8,078,000 at September 30, 2018 is lower than the year-end balances from 2013 – 2017, while the balance of foreclosed assets held for sale at September 30. 2018 is higher than the year-end amounts for the previous five years.

Total nonperforming assets of $16,713,000 at September 30, 2018 are $2,013,000 lower than the corresponding amount at December 31, 2017, summarized as follows:

·	Total nonaccrual loans at September 30, 2018 of $10,911,000 was $2,493,000 lower than the corresponding December 31, 2017 total of $13,404,000, including the effect of reducing nonaccrual loans due to the acquisition of the commercial properties as described above.

·	Total loans past due 90 days or more and still accruing interest amounted to $3,124,000 at September 30, 2018, a decrease of $600,000 from the total at December 31, 2017. The reduction in loans past due 90 days or more included a reduction in residential mortgage loans of $794,000 and an increase in commercial loans of $222,000. The Corporation reviews the status of loans past due 90 days or more each quarter to determine if it is appropriate to continue to accrue interest, and has determined the loans included in this category are well secured and that ultimate collection of all principal and interest is probable.

·	Foreclosed assets held for sale consisted of real estate, and totaled $2,678,000 at September 30, 2018, an increase of $1,080,000 from $1,598,000 at December 31, 2017. At September 30, 2018, the Corporation held 11 such properties for sale, with total carrying values of $328,000 related to residential real estate, $110,000 of land and $2,240,000 related to commercial real estate. At December 31, 2017, the Corporation held 16 such properties for sale, with total carrying values of $721,000 related to residential real estate, $632,000 of land and $245,000 related to commercial real estate. The Corporation evaluates the carrying values of foreclosed assets each quarter based on the most recent market activity or appraisals for each property.

Over the period 2013-2017 and the first nine months of 2018, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of September 30, 2018. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to loans and the allowance for loan losses.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)

	Nine Months Ended
	Sept. 30,	Sept. 30,	Years Ended December 31,
	2018	2017	2017	2016	2015	2014	2013
Balance, beginning of year	$8,856	$8,473	$8,473	$7,889	$7,336	$8,663	$6,857
Charge-offs:
Residential mortgage	(133)	(178)	(197)	(73)	(217)	(327)	(95)
Commercial	(165)	(97)	(132)	(597)	(251)	(1,715)	(459)
Consumer	(120)	(127)	(150)	(87)	(94)	(97)	(117)
Total charge-offs	(418)	(402)	(479)	(757)	(562)	(2,139)	(671)
Recoveries:
Residential mortgage	7	18	19	3	1	25	24
Commercial	5	3	4	35	214	264	348
Consumer	33	30	38	82	55	47	58
Total recoveries	45	51	61	120	270	336	430
Net charge-offs	(373)	(351)	(418)	(637)	(292)	(1,803)	(241)
Provision for loan losses	332	778	801	1,221	845	476	2,047
Balance, end of period	$8,815	$8,900	$8,856	$8,473	$7,889	$7,336	$8,663
Net charge-offs as a % of average loans	0.05%	0.05%	0.05%	0.09%	0.04%	0.29%	0.04%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	Sept. 30,	As of December 31,
	2018	2017	2016	2015	2014	2013
ASC 310 - Impaired loans	$1,059	$1,279	$674	$820	$769	$2,333
ASC 450 - Collective segments:
Commercial	3,165	3,078	3,373	3,103	2,732	2,583
Residential mortgage	3,864	3,841	3,890	3,417	3,295	3,156
Consumer	228	159	138	122	145	193
Unallocated	499	499	398	427	395	398
Total Allowance	$8,815	$8,856	$8,473	$7,889	$7,336	$8,663

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(Dollars In Thousands)

	Sept. 30,	As of December 31,
	2018	2017	2016	2015	2014	2013
Impaired loans with a valuation allowance	$3,623	$4,100	$3,372	$1,933	$3,241	$9,889
Impaired loans without a valuation allowance	4,455	5,411	7,488	8,041	9,075	6,432
Total impaired loans	$8,078	$9,511	$10,860	$9,974	$12,316	$16,321

Total loans past due 30-89 days and still accruing	$4,455	$9,449	$7,735	$7,057	$7,121	$8,305

Nonperforming assets:
Total nonaccrual loans	$10,911	$13,404	$8,736	$11,517	$12,610	$14,934
Total loans past due 90 days or more and still accruing	3,124	3,724	6,838	3,229	2,843	3,131
Total nonperforming loans	14,035	17,128	15,574	14,746	15,453	18,065
Foreclosed assets held for sale (real estate)	2,678	1,598	2,180	1,260	1,189	892
Total nonperforming assets	$16,713	$18,726	$17,754	$16,006	$16,642	$18,957

Loans subject to troubled debt restructurings (TDRs):
Performing	$698	$636	$5,803	$1,186	$1,807	$3,267
Nonperforming	2,925	3,027	2,874	5,178	5,388	908
Total TDRs	$3,623	$3,663	$8,677	$6,364	$7,195	$4,175

Total nonperforming loans as a % of loans	1.71%	2.10%	2.07%	2.09%	2.45%	2.80%
Total nonperforming assets as a % of assets	1.30%	1.47%	1.43%	1.31%	1.34%	1.53%
Allowance for loan losses as a % of total loans	1.07%	1.09%	1.13%	1.12%	1.16%	1.34%
Allowance for loan losses as a % of nonperforming loans	62.81%	51.70%	54.40%	53.50%	47.47%	47.95%

TABLE XII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	Sept. 30,	As of December 31,
	2018	2017	2016	2015	2014	2013
Residential mortgage:
Residential mortgage loans - first liens	$366,516	$359,987	$334,102	$304,783	$291,882	$299,831
Residential mortgage loans - junior liens	25,748	25,325	23,706	21,146	21,166	23,040
Home equity lines of credit	34,283	35,758	38,057	39,040	36,629	34,530
1-4 Family residential construction	27,661	26,216	24,908	21,121	16,739	13,909
Total residential mortgage	454,208	447,286	420,773	386,090	366,416	371,310

Commercial:
Commercial loans secured by real estate	159,212	159,266	150,468	154,779	145,878	147,215
Commercial and industrial	91,472	88,276	83,854	75,196	50,157	42,387
Political subdivisions	53,294	59,287	38,068	40,007	17,534	16,291
Commercial construction and land	12,278	14,527	14,287	5,122	6,938	17,003
Loans secured by farmland	7,208	7,255	7,294	7,019	7,916	10,468
Multi-family (5 or more) residential	7,670	7,713	7,896	9,188	8,917	10,985
Agricultural loans	5,670	6,178	3,998	4,671	3,221	3,251
Other commercial loans	14,140	10,986	11,475	12,152	13,334	14,631
Total commercial	350,944	353,488	317,340	308,134	253,895	262,231
Consumer	17,380	14,939	13,722	10,656	10,234	10,762
Total	822,532	815,713	751,835	704,880	630,545	644,303
Less: allowance for loan losses	(8,815)	(8,856)	(8,473)	(7,889)	(7,336)	(8,663)
Loans, net	$813,717	$806,857	$743,362	$696,991	$623,209	$635,640

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At September 30, 2018, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $15,053,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $15,355,000 at September 30, 2018.

The Corporation’s outstanding, available, and total credit facilities at September 30, 2018 and December 31, 2017 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2018	2017	2018	2017	2018	2017
Federal Home Loan Bank of Pittsburgh	$35,985	$67,189	$326,354	$295,441	$362,339	$362,630
Federal Reserve Bank Discount Window	0	0	14,856	15,877	14,856	15,877
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$35,985	$67,189	$386,210	$356,318	$422,195	$423,507

At September 30, 2018, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of short-term borrowings of $3,000,000 and long-term borrowings of $32,985,000. At December 31, 2017, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $29,000,000, short-term borrowings of $29,000,000 and long-term borrowings of $9,189,000. Additional information regarding borrowed funds is included in Note 8 to the unaudited consolidated financial statements.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations or use repurchase agreements placed with brokers to borrow funds secured by investment assets. At September 30, 2018, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $164,204,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

As required by the Economic Growth, Regulatory Relief, and Consumer Protection Act (discussed further in the Recent Legislative Developments section of Management’s Discussion and Analysis), in August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at September 30, 2018; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

Details concerning capital ratios at September 30, 2018 and December 31, 2017 are presented below. Management believes, as of September 30, 2018, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at September 30, 2018 and December 31, 2017 exceed the Corporation’s Board policy threshold levels.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(Dollars in Thousands)							Minimum To Be Well
			Minimum		Minimum To Maintain		Capitalized Under		Minimum To Meet
			Capital		Capital Conservation		Prompt Corrective		the Corporation's
	Actual		Requirement		Buffer at Reporting Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018:
Total capital to risk-weighted assets:
Consolidated	$195,531	23.88%	N/A	N/A	N/A	N/A	N/A	N/A	$85,988	³10.5%
C&N Bank	173,160	21.26%	65,171	³8%	80,446	³9.875%	81,464	³10%	85,537	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	186,406	22.76%	N/A	N/A	N/A	N/A	N/A	N/A	69,610	³8.5%
C&N Bank	164,035	20.14%	48,878	³6%	64,153	³7.875%	65,171	³8%	69,244	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	186,406	22.76%	N/A	N/A	N/A	N/A	N/A	N/A	57,326	³7%
C&N Bank	164,035	20.14%	36,659	³4.5%	51,933	³6.375%	52,952	³6.5%	57,025	³7%
Tier 1 capital to average assets:
Consolidated	186,406	14.50%	N/A	N/A	N/A	N/A	N/A	N/A	102,874	³8%
C&N Bank	164,035	12.90%	50,854	³4%	N/A	N/A	63,568	³5%	101,708	³8%

December 31, 2017:
Total capital to risk-weighted assets:
Consolidated	$187,097	23.07%	$64,872	³8%	$75,008	³9.25%	$81,090	³10%	$85,144	³10.5%
C&N Bank	165,142	20.47%	64,528	³8%	74,611	³9.25%	80,661	³10%	84,694	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	177,981	21.95%	48,654	³6%	58,790	³7.25%	64,872	³8%	68,926	³8.5%
C&N Bank	156,026	19.34%	48,396	³6%	58,479	³7.25%	64,528	³8%	68,561	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	177,981	21.95%	36,490	³4.5%	46,626	³5.75%	52,708	³6.5%	56,763	³7%
C&N Bank	156,026	19.34%	36,297	³4.5%	46,380	³5.75%	52,429	³6.5%	56,462	³7%
Tier 1 capital to average assets:
Consolidated	177,981	14.23%	50,023	³4%	N/A	N/A	62,529	³5%	62,529	³5%
C&N Bank	156,026	12.63%	49,418	³4%	N/A	N/A	61,772	³5%	61,772	³5%

Management expects C&N Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions and the applicable capital conservation buffer, including the impact of the pending merger discussed in Note 14 to the unaudited, consolidated financial statements, for the next 12 months and for the foreseeable future.

Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. As described in more detail below, C&N Bank is subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. Further, although the Corporation is no longer subject to the specific consolidated capital requirements described herein, the Corporation’s ability to pay dividends, repurchase stock or engage in other activities may be limited by the Federal Reserve if the Corporation fails to hold capital commensurate with its overall risk profile.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The current (new) capital rule provides that, to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. The current and remaining transition schedule for capital ratios, including the capital conservation buffer, is as follows:

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

At September 30, 2018, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 13.26%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income (Loss) within stockholders’ equity. The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains (losses) on available-for-sale securities, net of deferred income tax, amounted to ($8,502,000) at September 30, 2018 and ($1,566,000) at December 31, 2017. Changes in accumulated other comprehensive income (loss) are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at September 30, 2018.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $134,000 at September 30, 2018 and $59,000 at December 31, 2017.

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

Comprehensive Income totaled $3,557,000 for the three months ended September 30, 2018 as compared to $3,790,000 in the third quarter 2017. For the three months ended September 30, 2018, Comprehensive Income included: (1) Net Income of $5,586,000, which was $1,650,000 higher than in the third quarter 2017; (2) Other Comprehensive Loss from available-for-sale securities of ($2,026,000) as compared to Other Comprehensive Loss of ($142,000) in the third quarter 2017; and (3) Other Comprehensive Loss from defined benefit plans of ($3,000) for the third quarter 2018 as compared to ($4,000) for the third quarter 2017.

For the nine months ended September 30, 2018, Comprehensive Income totaled $9,748,000 as compared to $12,763,000 for the first nine months of 2017. For the nine months ended September 30, 2018, Comprehensive Income included: (1) Net Income of $16,332,000, up $4,841,000 from net income for the first nine months of 2017; (2) Other Comprehensive Loss from available-for-sale securities of ($6,647,000) as compared to Other Comprehensive Income of $1,176,000 in the first nine months of 2017; and (3) Other Comprehensive Income from defined benefit plans of $63,000 for the nine months ended September 30, 2018 as compared to Other Comprehensive Income of $96,000 for the first nine months of 2017.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Since September 2007, the Federal Reserve has maintained the fed funds target rate at extremely low levels by historical standards. Further, throughout the period of low interest rates, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. Since late 2015, the Federal Reserve has begun to move its fed funds target rate higher, in an effort to re-establish a more normalized level by historical standards, with eight separate 0.25% increases from December 2015 through September 2018, resulting in the current range of 2.00% to 2.25%. Inflation has remained subdued, measured through 2017 and the first nine months of 2018 at levels at or just below the Federal Open Market Committee’s 2% longer run objective. The FOMC noted in its latest statement that the labor market has continued to strengthen, and that economic activity continues to rise at a solid rate with household spending and business fixed investment growing strongly. The Committee continues to suggest that as market conditions continue to improve, further gradual increases in the federal funds rate will be warranted.

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

As noted in the Stockholders’ Equity and Capital Adequacy section of Management’s Discussion and Analysis, as required by the Act, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement, raising the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company, subject to other conditions. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at September 30, 2018. Further, qualification as a small bank holding company allows the Corporation to file more abbreviated, and less frequent, consolidated and holding company reports with the Federal Reserve.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Some of the other key provisions of the Act as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; and (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table XIII, which follows this discussion, is based on the results of calculations performed using the simulation model as of September 30, 2018 and December 31, 2017. The table shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XIII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

September 30, 2018 Data
(Dollars In Thousands)	Period Ending September 30, 2019

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$62,241	$19,731	$42,510	-7.8%	25.0%
+300	59,575	16,088	43,487	-5.7%	20.0%
+200	56,921	12,445	44,476	-3.6%	15.0%
+100	54,158	8,802	45,356	-1.7%	10.0%
0	51,296	5,170	46,126	0.0%	0.0%
-100	47,952	3,370	44,582	-3.3%	10.0%
-200	44,731	2,678	42,053	-8.8%	15.0%
-300	42,647	2,436	40,211	-12.8%	20.0%
-400	42,314	2,436	39,878	-13.5%	25.0%

	Market Value of Portfolio Equity at September 30, 2018

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$200,924	-16.5%	40.0%
+300	209,456	-13.0%	30.0%
+200	220,194	-8.5%	25.0%
+100	230,238	-4.4%	15.0%
0	240,719	0.0%	0.0%
-100	242,264	0.6%	15.0%
-200	241,271	0.2%	25.0%
-300	240,940	0.1%	30.0%
-400	273,246	13.5%	40.0%

December 31, 2017 Data
(Dollars in Thousands)		Period Ending December 31, 2018

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$57,619	$19,730	$37,889	-10.8%	25.0%
+300	54,978	15,852	39,126	-7.9%	20.0%
+200	52,334	11,974	40,360	-5.0%	15.0%
+100	49,620	8,095	41,525	-2.2%	10.0%
0	46,717	4,243	42,474	0.0%	0.0%
-100	43,581	2,781	40,800	-3.9%	10.0%
-200	41,290	2,216	39,074	-8.0%	15.0%
-300	40,463	2,191	38,272	-9.9%	20.0%
-400	40,194	2,191	38,003	-10.5%	25.0%

	Market Value of Portfolio Equity at December 31, 2017

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$195,385	-16.8%	40.0%
+300	203,648	-13.3%	30.0%
+200	213,689	-9.0%	25.0%
+100	224,389	-4.4%	15.0%
0	234,759	0.0%	0.0%
-100	236,030	0.5%	15.0%
-200	234,863	0.0%	25.0%
-300	252,464	7.5%	30.0%
-400	292,124	24.4%	40.0%

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

Issuer Purchases of Equity Securities

The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities during the third quarter 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2018	0	$0	0	600,000
August 1 - 31, 2018	0	$0	0	600,000
September 1 - 30, 2018	0	$0	0	600,000

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

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6.	Exhibits

2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed September 28, 2018

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed April 19, 2013

4. Instruments defining the rights of Security holders, including Indentures	Not applicable

10. Material contracts:
10.1 Form of Indemnification Agreement dated September 20, 2018 between the Corporation and J. Bradley Scovill	Filed herewith

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 2 to the unaudited consolidated financial statements, which is included in Part I, Item 1 of Form 10-Q

15. Letter re: unaudited interim information	Not applicable

18. Letter re: change in accounting principles	Not applicable

19. Report furnished to security holders	Not applicable

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

99. Additional exhibits	Not applicable

100. XBRL-related documents	Not applicable

101. Interactive data file	Filed herewith

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

November 1, 2018	By: /s/ J. Bradley Scovill
Date	President and Chief Executive Officer

November 1, 2018	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer