Form 10-Q
period 2019-03-31
CITIZENS & NORTHERN CORP
filed 2019-05-07
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock Par Value $1.00	CZNC	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	13,674,399 Shares Outstanding on May 2, 2019

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION
Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited) – March 31, 2019 and December 31, 2018	Page 3

Consolidated Statements of Income (Unaudited) – Three-month Periods Ended March 31, 2019 and 2018	Page 4

Consolidated Statements of Comprehensive Income (Unaudited) - Three-month Periods Ended March 31, 2019 and 2018	Page 5

Consolidated Statements of Cash Flows (Unaudited) – Three-month Periods Ended March 31, 2019 and 2018	Page 6

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Three-month Periods Ended March 31, 2019 and 2018	Page 7

Notes to Unaudited Consolidated Financial Statements	Pages 8 – 32

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	Pages 33 – 53

Item 4. Controls and Procedures	Page 53

Part II. Other Information	Pages 54 – 55

Signatures	Page 56

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer	Page 57

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification -Chief Financial Officer	Page 58

Exhibit 32. Section 1350 Certifications	Page 59

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In Thousands, Except Share and Per Share Data) (Unaudited)	2019	2018
ASSETS
Cash and due from banks:
Noninterest-bearing	$20,667	$20,970
Interest-bearing	23,335	16,517
Total cash and due from banks	44,002	37,487
Available-for-sale debt securities, at fair value	357,646	363,273
Marketable equity security	962	950
Loans held for sale	0	213

Loans receivable	825,392	827,563
Allowance for loan losses	(8,256)	(9,309)
Loans, net	817,136	818,254

Bank-owned life insurance	18,331	19,035
Accrued interest receivable	4,270	3,968
Bank premises and equipment, net	14,663	14,592
Foreclosed assets held for sale	1,875	1,703
Deferred tax asset, net	2,696	4,110
Intangible assets - Goodwill and core deposit intangibles	11,949	11,951
Other assets	16,470	15,357
TOTAL ASSETS	$1,290,000	$1,290,893

LIABILITIES
Deposits:
Noninterest-bearing	$274,759	$272,520
Interest-bearing	765,152	761,252
Total deposits	1,039,911	1,033,772
Short-term borrowings	5,132	12,853
Long-term borrowings	32,844	35,915
Accrued interest and other liabilities	9,986	10,985
TOTAL LIABILITIES	1,087,873	1,093,525

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares; issued 12,655,171; outstanding 12,393,044 at March 31, 2019 and 12,319,330 December 31, 2018	12,655	12,655
Paid-in capital	71,963	72,602
Retained earnings	123,155	122,643
Treasury stock, at cost; 262,127 shares at March 31, 2019 and 335,841 shares at December 31, 2018	(5,005)	(6,362)
Accumulated other comprehensive loss	(641)	(4,170)
TOTAL STOCKHOLDERS' EQUITY	202,127	197,368
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,290,000	$1,290,893

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income

	3 Months Ended
	March 31,	March 31,
(In Thousands Except Per Share Data) (Unaudited)	2019	2018
INTEREST INCOME
Interest and fees on loans:
Taxable	$9,948	$9,201
Tax-exempt	564	556
Interest on mortgages held for sale	3	2
Interest on balances with depository institutions	116	50
Income from available-for-sale debt securities:
Taxable	1,834	1,363
Tax-exempt	594	713
Dividends on marketable equity security	6	5
Total interest and dividend income	13,065	11,890
INTEREST EXPENSE
Interest on deposits	1,053	729
Interest on short-term borrowings	79	199
Interest on long-term borrowings	218	65
Total interest expense	1,350	993
Net interest income	11,715	10,897
(Credit) provision for loan losses	(957)	292
Net interest income after (credit) provision for loan losses	12,672	10,605
NONINTEREST INCOME
Trust and financial management revenue	1,360	1,422
Brokerage revenue	307	212
Insurance commissions, fees and premiums	30	44
Service charges on deposit accounts	1,250	1,204
Service charges and fees	79	86
Interchange revenue from debit card transactions	643	579
Net gains from sale of loans	87	184
Loan servicing fees, net	28	128
Increase in cash surrender value of life insurance	92	97
Other noninterest income	530	450
Total noninterest income	4,406	4,406
NONINTEREST EXPENSE
Salaries and wages	4,493	4,124
Pensions and other employee benefits	1,618	1,610
Occupancy expense, net	657	637
Furniture and equipment expense	301	271
Data processing expenses	803	641
Automated teller machine and interchange expense	189	322
Pennsylvania shares tax	347	336
Professional fees	424	276
Telecommunications	164	233
Directors' fees	183	184
Other noninterest expense	1,828	1,261
Total noninterest expense	11,007	9,895
Income before income tax provision	6,071	5,116
Income tax provision	981	741
NET INCOME	$5,090	$4,375
EARNINGS PER COMMON SHARE - BASIC	$0.41	$0.36
EARNINGS PER COMMON SHARE - DILUTED	$0.41	$0.36

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,	March 31,
(In Thousands) (Unaudited)	2019	2018
Net income	$5,090	$4,375

Unrealized holding gains (losses) on available-for-sale debt securities	4,261	(4,839)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in accumulated other comprehensive gain	214	93
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(8)	(5)
Other comprehensive gain on unfunded retirement obligations	206	88

Other comprehensive income (loss) before income tax	4,467	(4,751)
Income tax related to other comprehensive (income) loss	(938)	997

Net other comprehensive income (loss)	3,529	(3,754)

Comprehensive income	$8,619	$621

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

	3 Months Ended
	March 31,	March 31,
(In Thousands) (Unaudited)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,090	$4,375
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for loan losses	(957)	292
Unrealized (gain) loss on marketable equity security	(12)	15
Depreciation and amortization expense	425	412
Accretion and amortization on securities, net	209	268
Increase in cash surrender value of life insurance	(92)	(97)
Stock-based compensation and other expense	229	183
Deferred income taxes	476	166
Decrease (increase) in fair value of servicing rights	77	(20)
Gains on sales of loans, net	(87)	(184)
Origination of loans held for sale	(2,259)	(5,327)
Proceeds from sales of loans held for sale	2,539	6,001
(Increase) decrease in accrued interest receivable and other assets	(649)	757
Decrease in accrued interest payable and other liabilities	(2,217)	(482)
Other	48	(29)
Net Cash Provided by Operating Activities	2,820	6,330
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	100	820
Purchase of certificates of deposit	0	(100)
Proceeds from calls and maturities of available-for-sale securities	18,613	10,516
Purchase of available-for-sale securities	(8,934)	(312)
Redemption of Federal Home Loan Bank of Pittsburgh stock	2,308	2,990
Purchase of Federal Home Loan Bank of Pittsburgh stock	(1,753)	(1,706)
Net decrease (increase) in loans	1,681	(1,805)
Proceeds from bank owned life insurance	796	0
Purchase of premises and equipment	(496)	(467)
Proceeds from sale of foreclosed assets	176	603
Other	46	51
Net Cash Provided by Investing Activities	12,537	10,590
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	6,139	9,632
Net decrease in short-term borrowings	(7,721)	(35,284)
Proceeds from long-term borrowings	5,000	9,000
Repayments of long-term borrowings	(8,071)	(67)
Sale of treasury stock	162	63
Repurchase of restricted stock for tax withholding	(189)	0
Common dividends paid	(4,062)	(2,928)
Net Cash Used in Financing Activities	(8,742)	(19,584)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,615	(2,664)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	32,827	37,004
CASH AND CASH EQUIVALENTS, END OF YEAR	$39,442	$34,340

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$399	$72
Accrued purchase of available-for-sale debt security	$0	$507
Interest paid	$1,377	$978
Income taxes paid	$50	$125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders' Equity

(In Thousands Except Share and Per Share Data) (Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Loss	Stock	Total

Three Months Ended March 31, 2019
Balance, December 31, 2018	12,655,171	335,841	$12,655	$72,602	$122,643	$(4,170)	$(6,362)	$197,368
Net income					5,090			5,090
Other comprehensive income, net						3,529		3,529
Cash dividends declared on common stock, $.37 per share					(4,578)			(4,578)
Shares issued for dividend reinvestment plan		(20,487)		125			391	516
Shares issued from treasury and redeemed related to exercise of stock options		(12,638)		(78)			240	162
Restricted stock granted		(48,137)		(918)			918	0
Forfeiture of restricted stock		156		3			(3)	0
Stock-based compensation expense				229				229
Repurchase of restricted stock for tax withholding		7,392					(189)	(189)
Balance, March 31, 2019	12,655,171	262,127	$12,655	$71,963	$123,155	$(641)	$(5,005)	$202,127

Three Months Ended March 31, 2018
Balance, December 31, 2017	12,655,171	440,646	$12,655	$72,035	$113,608	$(1,507)	$(8,348)	$188,443
Impact of change in enacted income tax rate (a)					325	(325)		0
Impact of change in method of premium amortization of callable debt securities (b)					(26)	26		0
Impact of change in method of accounting for marketable equity security (c)					(22)	22		0
Net income					4,375			4,375
Other comprehensive loss, net						(3,754)		(3,754)
Cash dividends declared on common stock, $.27 per share					(3,307)			(3,307)
Shares issued for dividend reinvestment Plan		(16,371)		69			310	379
Shares issued from treasury and redeemed related to exercise of stock options		(4,198)		(16)			79	63
Restricted stock granted		(34,552)		(655)			655	0
Forfeiture of restricted stock		5,362		100			(100)	0
Stock-based compensation expense				183				183
Balance, March 31, 2018	12,655,171	390,887	$12,655	$71,716	$114,953	$(5,538)	$(7,404)	$186,382

(a)	As described in more detail in the Recent Accounting Pronouncements - Adopted section of Note 1, this reclassification resulted from adoption of Accounting Standards Update (ASU) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, effective January 1, 2018.

(b)	As described in more detail in the Recent Accounting Pronouncements - Adopted section of Note 1, this reclassification resulted from adoption of ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), effective January 1, 2018.

(c)	As described in more detail in the Recent Accounting Pronouncements - Adopted section of Note 1, this reclassification resulted from adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, effective January 1, 2018.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF INTERIM PRESENTATION AND STATUS OF RECENT ACCOUNTING PRONOUNCEMENTS

The consolidated financial statements include the accounts of Citizens & Northern Corporation and its subsidiaries, Citizens & Northern Bank (“C&N Bank”), Bucktail Life Insurance Company and Citizens & Northern Investment Corporation (collectively, “Corporation”). The consolidated financial statements also include C&N Bank’s wholly-owned subsidiaries, C&N Financial Services Corporation, and Northern Tier Holding LLC. C&N Bank is the sole member of Northern Tier Holding LLC. All material intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial information included herein, except the consolidated balance sheet dated December 31, 2018, is unaudited. Such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity for the interim periods; however, the information does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for a complete set of financial statements. Certain 2018 information has been reclassified for consistency with the 2019 presentation.

Operating results reported for the three-month period ended March 31, 2019 might not be indicative of the results for the year ending December 31, 2019. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements - Adopted

Effective January 1, 2019, the Corporation adopted ASU 2016-02, Leases (Topic 842), as modified by subsequent ASUs, which changed GAAP by requiring that lease assets and liabilities arising from operating leases be recognized on the balance sheet. Topic 842, as modified, does not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee from prior U.S. GAAP. For leases with a term of 12 months or less, the Corporation made an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. The Corporation elected to adopt this pronouncement using an optional transition method resulting in recognition of right-of-use assets and lease liabilities for operating leases of $1,132,000 on its consolidated balance sheets at January 1, 2019, with no adjustment to stockholders’ equity and no material impact to its consolidated statements of income. At March 31, 2019, right-of-use assets of $1,424,000 were included in other assets, and the related liabilities totaling the same amount were included in accrued interest and other liabilities, in the unaudited consolidated balance sheets.

Effective January 1, 2018, the Corporation adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  Under the ASU, as modified by subsequent ASUs, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration the entity expects to receive in exchange for those services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The Corporation applied the five-step method outlined in the ASU to all revenue streams scoped-in by the ASU and elected the modified retrospective implementation method. Substantially all of the Corporation’s interest income and certain noninterest income were not impacted by the adoption of this ASU because the revenue from those contracts with customers is covered by other guidance in U.S. GAAP. The Corporation’s largest sources of noninterest revenue which are subject to the guidance include Trust and financial management revenue, service charges on deposit accounts and interchange revenue from debit card transactions. Adoption of ASU 2014-09 did not change the timing and pattern of the Corporation’s revenue recognition related to scoped-in noninterest income. Disclosures required by the ASU have been included in Note 11.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits, but does not require, entities to reclassify tax effects stranded in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 to retained earnings. Companies that elect to reclassify these amounts must reclassify stranded tax effects for all items accounted for in accumulated other comprehensive income. The Corporation elected early adoption and adopted this standard update, effective January 1, 2018. The Corporation’s stranded tax effects were related to valuation of the net deferred tax asset attributable to items of accumulated other comprehensive income (loss), which are unrealized gains (losses) on available-for-sale debt securities and unfunded defined benefit plan obligations. Adoption resulted in a reclassification between two categories of stockholders’ equity at January 1, 2018, with an increase of $325,000 in retained earnings and a decrease in accumulated other comprehensive loss for the same amount (no net change in stockholders’ equity).

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

Recently Issued But Not Yet Effective Accounting Pronouncements

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), changes accounting for credit losses on loans receivable and debt securities from an incurred loss methodology to an expected credit loss methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, ASU 2016-13 requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, though the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU 2016-13 will be effective for the Corporation beginning in the first quarter 2020. Earlier adoption was permitted beginning in the first quarter 2019; however, the Corporation did not early adopt the ASU. The Corporation has formed a cross functional management team and is working with an outside vendor assessing alternative loss estimation methodologies, the Corporation’s data and system needs and the impact of loans acquired in the merger with Monument Bancorp, Inc. (described in more detail in Note 12) to evaluate the impact that adoption of this standard will have on the Corporation’s financial condition and results of operations. The Corporation will record the effect of implementing this ASU through a cumulative-effect adjustment through retained earnings as of January 1, 2020.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	3 Months Ended
	March 31,	March 31,
(In Thousands, Except Share and Per Share Data)	2019	2018
Basic
Net income	$5,090	$4,375
Less: Dividends and undistributed earnings allocated to participating securities	(27)	(23)
Net income attributable to common shares	$5,063	$4,352
Basic weighted-average common shares outstanding	12,308,862	12,189,471
Basic earnings per common share (a)	$0.41	$0.36

Diluted
Net income attributable to common shares	$5,063	$4,352
Basic weighted-average common shares outstanding	12,308,862	12,189,471
Dilutive effect of potential common stock arising from stock options	25,445	32,785
Diluted weighted-average common shares outstanding	12,334,307	12,222,256
Diluted earnings per common share (a)	$0.41	$0.36
Weighted-average nonvested restricted shares outstanding	65,639	62,922

(a) Basic and diluted earnings per share under the two-class method are determined on net income reported on the consolidated statements of income, less earnings allocated to non-vested restricted shares with nonforfeitable dividends (participating securities).

Anti-dilutive stock options are excluded from net income per share calculations. There were no anti-dilutive instruments in the first quarter of 2019 or 2018.

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

	Before-Tax	Income Tax	Net-of-Tax
(In Thousands)	Amount	Effect	Amount
Three Months Ended March 31, 2019
Other comprehensive income on available-for-sale debt securities, Unrealized holding gains on available-for-sale debt securities	$4,261	$(895)	$3,366

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	214	(45)	169
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(8)	2	(6)
Other comprehensive income on unfunded retirement obligations	206	(43)	163

Total other comprehensive income	$4,467	$(938)	$3,529

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Before-Tax	Income Tax	Net-of-Tax
(In Thousands)	Amount	Effect	Amount
Three Months Ended March 31, 2018
Other comprehensive loss on available-for-sale debt securities, Unrealized holding losses on available-for-sale debt securities	$(4,839)	$1,015	$(3,824)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	93	(19)	74
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(5)	1	(4)
Other comprehensive income on unfunded retirement obligations	88	(18)	70

Total other comprehensive loss	$(4,751)	$997	$(3,754)

Changes in the components of accumulated other comprehensive (loss) income are as follows and are presented net of tax:

			Accumulated
	Unrealized	Unfunded	Other
	Losses	Retirement	Comprehensive
(In Thousands)	on Securities	Obligations	Loss
Three Months Ended March 31, 2019
Balance, beginning of period	$(4,307)	$137	$(4,170)
Other comprehensive income during three months ended March 31, 2019	3,366	163	3,529
Balance, end of period	$(941)	$300	$(641)

Three Months Ended March 31, 2018
Balance, beginning of period	$(1,566)	$59	$(1,507)
Impact of change in enacted income tax rate	(337)	12	(325)
Impact of change in the method of premium amortization of callable debt securities	26	0	26
Impact of change in the method of accounting for marketable equity security	22	0	22
Other comprehensive (loss) income during three months ended March 31, 2018	(3,824)	70	(3,754)
Balance, end of period	$(5,679)	$141	$(5,538)

Items reclassified out of each component of other comprehensive (loss) income are as follows:

For the Three Months Ended March 31, 2019
(In Thousands)

	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Loss Components	Comprehensive Loss	Statements of Income
Amortization of defined benefit pension and postretirement items:
Prior service cost	$(8)	Other noninterest expense
	2	Income tax provision
Total reclassifications for the period	$(6)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

For the Three Months Ended March 31, 2018
(In Thousands)

	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Loss Components	Comprehensive Loss	Statements of Income
Amortization of defined benefit pension and postretirement items:
Prior service cost	$(8)	Other noninterest expense
Actuarial loss	3	Other noninterest expense
	(5)	Total before tax
	1	Income tax provision
Total reclassifications for the period	$(4)

4. CASH AND DUE FROM BANKS

Cash and due from banks at March 31, 2019 and December 31, 2018 include the following:

	March 31,	Dec. 31,
(In thousands)	2019	2018
Cash and cash equivalents	$39,442	$32,827
Certificates of deposit	4,560	4,660
Total cash and due from banks	$44,002	$37,487

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $17,545,000 at March 31, 2019 and $18,141,000 at December 31, 2018.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2019 and December 31, 2018, assets measured at fair value and the valuation methods used are as follows:

		March 31, 2019
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies	$0	$12,265	$0	$12,265
Obligations of states and political subdivisions:
Tax-exempt	0	76,902	0	76,902
Taxable	0	30,435	0	30,435
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	57,049	0	57,049
Residential collateralized mortgage obligations	0	140,722	0	140,722
Commercial mortgage-backed securities	0	40,273	0	40,273
Total available-for-sale debt securities	0	357,646	0	357,646
Marketable equity security	962	0	0	962
Servicing rights	0	0	1,347	1,347
Total recurring fair value measurements	$962	$357,646	$1,347	$359,955

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$2,769	$2,769
Valuation allowance	0	0	(498)	(498)
Impaired loans, net	0	0	2,271	2,271
Foreclosed assets held for sale	0	0	1,875	1,875
Total nonrecurring fair value measurements	$0	$0	$4,146	$4,146

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2018
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies	$0	$12,500	$0	$15,500
Obligations of states and political subdivisions:
Tax-exempt	0	83,952	0	83,952
Taxable	0	27,699	0	27,699
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	53,445	0	53,445
Residential collateralized mortgage obligations	0	145,912	0	145,912
Commercial mortgage-backed securities	0	39,765	0	39,765
Total available-for-sale debt securities	0	363,273	0	363,273
Marketable equity security	950	0	0	950
Servicing rights	0	0	1,404	1,404
Total recurring fair value measurements	$950	$363,273	$1,404	$365,627

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$4,851	$4,851
Valuation allowance	0	0	(1,605)	(1,605)
Impaired loans, net	0	0	3,246	3,246
Foreclosed assets held for sale	0	0	1,703	1,703
Total nonrecurring fair value measurements	$0	$0	$4,949	$4,949

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

At March 31, 2019 and December 31, 2018, quantitative information regarding significant techniques and inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	3/31/19	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		3/31/19
Servicing rights	$1,347	Discounted cash flow	Discount rate	12.50%	Rate used through modeling period
			Loan prepayment speeds	129.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Fair Value at
	12/31/18	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/18
Servicing rights	$1,404	Discounted cash flow	Discount rate	12.50%	Rate used through modeling period
			Loan prepayment speeds	114.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

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

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

	3 Months Ended March 31,
(In Thousands)	2019	2018
Servicing rights balance, beginning of period	$1,404	$1,299
Issuances of servicing rights	20	50
Unrealized (losses) gains included in earnings	(77)	20
Servicing rights balance, end of period	$1,347	$1,369

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2019 and December 31, 2018, quantitative information regarding significant techniques and inputs used for nonrecurring fair value measurements using unobservable inputs (Level 3 methodologies) are as follows:

(In Thousands, Except						Weighted-
Percentages)						Average
	Balance at	Valuation Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	3/31/19	3/31/19	3/31/19	Technique	Inputs	3/31/19

Impaired loans:
Residential mortgage loans - first and junior liens	$509	$114	$395	Sales comparison	Discount to appraised value	26%
Commercial:
Commercial loans secured by real estate	991	160	831	Sales comparison	Discount to appraised value	39%
Commercial and industrial	75	75	0	Sales comparison	Discount to appraised value	100%
Commercial and industrial	40	40	0	Sales comparison	Discount to appraised value	100%
Commercial and industrial	669	60	609	Liquidation of accounts receivable	Discount to borrower's financial statement value	15%
Loans secured by farmland	485	49	436	Sales comparison	Discount to appraised value	46%
Total impaired loans	$2,769	$498	$2,271
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$109	$0	$109	Sales comparison	Discount to appraised value	51%
Land	110	0	110	Sales comparison	Discount to appraised value	61%
Commercial real estate	1,656	0	1,656	Sales comparison	Discount to appraised value	32%
Total foreclosed assets held for sale	$1,875	$0	$1,875

(In Thousands, Except						Weighted-
Percentages)						Average
	Balance at	Valuation Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/18	12/31/18	12/31/18	Technique	Inputs	12/31/18

Impaired loans:
Residential mortgage loans - first and junior liens	$509	$116	$393	Sales comparison	Discount to appraised value	26%
Commercial:
Commercial loans secured by real estate	2,515	781	1,734	Sales comparison	Discount to appraised value	16%
Commercial and industrial	75	75	0	Sales comparison	Discount to appraised value	100%
Commercial and industrial	1,265	584	681	Sales comparison	Discount to borrower's financial statement value	36%
Loans secured by farmland	487	49	438	Sales comparison	Discount to appraised value	56%
Total impaired loans	$4,851	$1,605	$3,246
Foreclosed assets held for sale -
real estate:
Residential (1-4 family)	$64	$0	$64	Sales comparison	Discount to appraised value	68%
Land	110	0	110	Sales comparison	Discount to appraised value	61%
Commercial real estate	1,529	0	1,529	Sales comparison	Discount to appraised value	20%
Total foreclosed assets held for sale	$1,703	$0	$1,703

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

	Fair Value	March 31, 2019		December 31, 2018
	Hierarchy	Carrying	Fair	Carrying	Fair
(In Thousands)	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$39,442	$39,442	$32,827	$32,827
Certificates of deposit	Level 2	4,560	4,611	4,660	4,634
Restricted equity securities (included in Other Assets)	Level 2	5,157	5,157	5,712	5,712
Loans, net	Level 3	817,136	824,036	818,254	825,809
Accrued interest receivable	Level 2	4,270	4,270	3,968	3,968

Financial liabilities:
Deposits with no stated maturity	Level 2	810,409	810,409	804,207	804,207
Time deposits	Level 2	229,502	229,730	229,565	229,751
Short-term borrowings	Level 2	5,132	4,941	12,853	12,617
Long-term borrowings	Level 2	32,844	32,877	35,915	35,902
Accrued interest payable	Level 2	115	115	142	142

The Corporation has commitments to extend credit and has issued standby letters of credit. Standby letters of credit are conditional guarantees of performance by a customer to a third party. Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

6. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at March 31, 2019 and December 31, 2018 are summarized as follows:

		March 31, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies	$11,916	$349	$0	$12,265
Obligations of states and political subdivisions:
Tax-exempt	75,910	1,290	(298)	76,902
Taxable	30,059	443	(67)	30,435
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	57,727	155	(833)	57,049
Residential collateralized mortgage obligations	142,642	204	(2,124)	140,722
Commercial mortgage-backed securities	40,583	361	(671)	40,273
Total available-for-sale debt securities	$358,837	$2,802	($3,993)	$357,646

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$12,331	$169	$0	$12,500
Obligations of states and political subdivisions:
Tax-exempt	84,204	949	(1,201)	83,952
Taxable	27,618	208	(127)	27,699
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	54,827	48	(1,430)	53,445
Residential collateralized mortgage obligations	148,964	238	(3,290)	145,912
Commercial mortgage-backed securities	40,781	166	(1,182)	39,765
Total available-for-sale debt securities	$368,725	$1,778	$(7,230)	$363,273

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018:

March 31, 2019

	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions:
Tax-exempt	$0	$0	$21,103	$(298)	$21,103	$(298)
Taxable	0	0	8,315	(67)	8,315	(67)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	5,054	(77)	41,750	(756)	46,804	(833)
Residential collateralized mortgage obligations	0	0	98,164	(2,124)	98,164	(2,124)
Commercial mortgage-backed securities	0	0	28,590	(671)	28,590	(671)
Total temporarily impaired available-for-sale debt securities	$5,054	$(77)	$197,922	$(3,916)	$202,976	$(3,993)

December 31, 2018

	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions:
Tax-exempt	$5,084	$(11)	$32,684	$(1,190)	$37,768	$(1,201)
Taxable	980	(2)	11,418	(125)	12,398	(127)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	5,592	(4)	42,309	(1,426)	47,901	(1,430)
Residential collateralized mortgage obligations	1,892	(8)	101,662	(3,282)	103,554	(3,290)
Commercial mortgage-backed securities	0	0	32,552	(1,182)	32,552	(1,182)
Total temporarily impaired available-for-sale debt securities	$13,548	$(25)	$220,625	$(7,205)	$234,173	$(7,230)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

There were no realized gains or losses from available-for-sale securities in the first quarter 2019 or 2018.

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of March 31, 2019. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
(In Thousands)
Due in one year or less	$14,204	$14,299
Due from one year through five years	34,281	34,637
Due from five years through ten years	40,819	41,190
Due after ten years	28,581	29,476
Sub-total	117,885	119,602
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	57,727	57,049
Residential collateralized mortgage obligations	142,642	140,722
Commercial mortgage-backed securities	40,583	40,273
Total	$358,837	$357,646

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

Investment securities carried at $219,532,000 at March 31, 2019 and $229,418,000 at December 31, 2018 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements.

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

A summary of information management considered in evaluating debt and equity securities for other-than-temporary impairment (“OTTI”) at March 31, 2019 is provided below.

Debt Securities

At March 31, 2019 and December 31, 2018, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities at March 31, 2019 and December 31, 2018 to be temporary.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Equity Securities

The Corporation’s marketable equity security, with a carrying value of $962,000 at March 31, 2019 and $950,000 at December 31, 2018, consisted exclusively of one mutual fund. There was an unrealized loss on the mutual fund of $38,000 at March 31, 2019 and $50,000 at December 31, 2018. The decrease in the unrealized loss of $12,000 in the first quarter 2019 and increase in the unrealized loss of $15,000 in the first quarter 2018 are included in other noninterest income in the consolidated statements of income.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $5,027,000 at March 31, 2019 and $5,582,000 at December 31, 2018. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at March 31, 2019 and December 31, 2018. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

7. LOANS

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans. Loans outstanding at March 31, 2019 and December 31, 2018 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type

	March 31,	Dec. 31,
(In Thousands)	2019	2018
Residential mortgage:
Residential mortgage loans - first liens	$374,764	$372,339
Residential mortgage loans - junior liens	25,538	25,450
Home equity lines of credit	32,847	34,319
1-4 Family residential construction	24,437	24,698
Total residential mortgage	457,586	456,806
Commercial:
Commercial loans secured by real estate	160,177	162,611
Commercial and industrial	92,842	91,856
Political subdivisions	52,142	53,263
Commercial construction and land	12,701	11,962
Loans secured by farmland	6,938	7,146
Multi-family (5 or more) residential	7,031	7,180
Agricultural loans	5,471	5,659
Other commercial loans	13,467	13,950
Total commercial	350,769	353,627
Consumer	17,037	17,130
Total	825,392	827,563
Less: allowance for loan losses	(8,256)	(9,309)
Loans, net	$817,136	$818,254

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either March 31, 2019 or December 31, 2018.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of March 31, 2019 and December 31, 2018, management determined that no allowance for credit losses related to unfunded loan commitments was required.

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month periods ended March 31, 2019 and 2018 were as follows:

Three Months Ended March 31, 2019

	Dec. 31,				March 31,
(In Thousands)	2018 Balance	Charge-offs	Recoveries	Provision (Credit)	2019 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,156	$(50)	$1	$71	$3,178
Residential mortgage loans - junior liens	325	(24)	0	28	329
Home equity lines of credit	302	0	3	(19)	286
1-4 Family residential construction	203	0	0	(5)	198
Total residential mortgage	3,986	(74)	4	75	3,991
Commercial:
Commercial loans secured by real estate	2,538	0	0	(651)	1,887
Commercial and industrial	1,553	0	2	(486)	1,069
Commercial construction and land	110	0	0	4	114
Loans secured by farmland	102	0	0	(4)	98
Multi-family (5 or more) residential	114	0	0	(2)	112
Agricultural loans	46	0	0	(3)	43
Other commercial loans	128	0	0	(7)	121
Total commercial	4,591	0	2	(1,149)	3,444
Consumer	233	(37)	9	31	236
Unallocated	499	0	0	86	585
Total Allowance for Loan Losses	$9,309	$(111)	$15	$(957)	$8,256

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Three Months Ended March 31, 2018

	Dec. 31,				March 31,
(In Thousands)	2017 Balance	Charge-offs	Recoveries	Provision (Credit)	2018 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,200	$(53)	$1	($81)	$3,067
Residential mortgage loans - junior liens	224	0	1	126	351
Home equity lines of credit	296	0	0	(10)	286
1-4 Family residential construction	243	0	0	(4)	239
Total residential mortgage	3,963	(53)	2	31	3,943
Commercial:
Commercial loans secured by real estate	2,584	(21)	0	72	2,635
Commercial and industrial	1,065	0	2	(31)	1,036
Commercial construction and land	150	0	0	(13)	137
Loans secured by farmland	105	0	0	(3)	102
Multi-family (5 or more) residential	172	0	0	(3)	169
Agricultural loans	57	0	0	148	205
Other commercial loans	102	0	0	47	149
Total commercial	4,235	(21)	2	217	4,433
Consumer	159	(41)	12	44	174
Unallocated	499	0	0	0	499
Total Allowance for Loan Losses	$8,856	$(115)	$16	$292	$9,049

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

The credit for loan losses (reduction in expense) was $957,000 in the first quarter 2019 as compared to a provision of $292,000 in the first quarter 2018. Specific allowances totaling $1,365,000 at December 31, 2018 on two commercial loans were eliminated in the first quarter 2019. These two loans were no longer considered impaired at March 31, 2019 and were returned to full accrual status in the first quarter 2019. A specific allowance of $781,000 at December 31, 2018 on a real estate secured commercial loan was eliminated in the first quarter 2019 due to the borrower’s improved financial performance and receipt of an updated, higher appraised value of the underlying collateral. Also, a specific allowance of $584,000 on a commercial loan was eliminated, consistent with improvements in both the borrower’s financial position and the Corporation’s security position on the credit. In total, the first quarter 2019 credit for loan losses included a credit of $1,011,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period, partially offset by a net increase of $54,000 in the collectively determined and unallocated portions of the allowance for loan losses.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of March 31, 2019 and December 31, 2018:

March 31, 2019
		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$365,301	$609	$8,854	$0	$374,764
Residential mortgage loans - junior liens	24,934	98	506	0	25,538
Home equity lines of credit	32,182	59	606	0	32,847
1-4 Family residential construction	24,256	0	181	0	24,437
Total residential mortgage	446,673	766	10,147	0	457,586
Commercial:
Commercial loans secured by real estate	153,387	3,660	3,130	0	160,177
Commercial and Industrial	84,736	6,532	1,574	0	92,842
Political subdivisions	52,142	0	0	0	52,142
Commercial construction and land	12,627	0	74	0	12,701
Loans secured by farmland	4,681	422	1,835	0	6,938
Multi-family (5 or more) residential	7,031	0	0	0	7,031
Agricultural loans	4,679	53	739	0	5,471
Other commercial loans	13,381	15	71	0	13,467
Total commercial	332,664	10,682	7,423	0	350,769
Consumer	17,007	0	30	0	17,037
Totals	$796,344	$11,448	$17,600	$0	$825,392

December 31, 2018
		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$363,407	$937	$7,944	$51	$372,339
Residential mortgage loans - junior liens	24,841	176	433	0	25,450
Home equity lines of credit	33,659	59	601	0	34,319
1-4 Family residential construction	24,698	0	0	0	24,698
Total residential mortgage	446,605	1,172	8,978	51	456,806
Commercial:
Commercial loans secured by real estate	156,308	740	5,563	0	162,611
Commercial and Industrial	84,232	5,230	2,394	0	91,856
Political subdivisions	53,263	0	0	0	53,263
Commercial construction and land	11,887	0	75	0	11,962
Loans secured by farmland	5,171	168	1,796	11	7,146
Multi-family (5 or more) residential	7,180	0	0	0	7,180
Agricultural loans	4,910	84	665	0	5,659
Other commercial loans	13,879	0	71	0	13,950
Total commercial	336,830	6,222	10,564	11	353,627
Consumer	17,116	0	14	0	17,130
Totals	$800,551	$7,394	$19,556	$62	$827,563

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The general component of the allowance for loan losses covers pools of loans including commercial loans not considered individually impaired, as well as smaller balance homogeneous classes of loans, such as residential real estate, home equity lines of credit and other consumer loans. Accordingly, the Corporation generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such a loan: (1) is subject to a restructuring agreement, or (2) has an outstanding balance of $400,000 or more and a credit grade of Special Mention, Substandard or Doubtful. The pools of loans are evaluated for loss exposure based upon average historical net charge-off rates for each loan class, adjusted for qualitative factors (described in the following paragraphs). The time period used in determining the average historical net charge-off rate for each loan class is based on management’s evaluation of an appropriate time period that captures an historical loss experience relevant to the current portfolio. At March 31, 2019 and December 31, 2018, a five-year average net charge-off rate was used for commercial loans secured by real estate and for multi-family residential loans, while a three-year average net charge-off rate was used for all other loan classes.

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

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 53% at March 31, 2019) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

The scope of loans reviewed individually each quarter to determine if they are impaired include all commercial loan relationships greater than $200,000 and any residential mortgage or consumer loans of $400,000 or more for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Loans that are individually reviewed, but which are determined to not be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually reviewed, but which have been determined to not be impaired, are included in the “Collectively Evaluated” column in the table summarizing the allowance and associated loan balances as of March 31, 2019 and December 31, 2018. All loans classified as troubled debt restructurings (discussed in more detail below) and all commercial loan relationships less than $200,000 or other loan relationships less than $400,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of March 31, 2019 and December 31, 2018:

March 31, 2019

	Loans:			Allowance for Loan Losses:

	Individually	Collectively		Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$970	$373,794	$374,764	$0	$3,178	$3,178
Residential mortgage loans - junior liens	289	25,249	25,538	114	215	329
Home equity lines of credit	0	32,847	32,847	0	286	286
1-4 Family residential construction	0	24,437	24,437	0	198	198
Total residential mortgage	1,259	456,327	457,586	114	3,877	3,991
Commercial:
Commercial loans secured by real estate	1,756	158,421	160,177	160	1,727	1,887
Commercial and industrial	1,292	91,550	92,842	175	894	1,069
Political subdivisions	0	52,142	52,142	0	0	0
Commercial construction and land	0	12,701	12,701	0	114	114
Loans secured by farmland	1,534	5,404	6,938	49	49	98
Multi-family (5 or more) residential	0	7,031	7,031	0	112	112
Agricultural loans	656	4,815	5,471	0	43	43
Other commercial loans	0	13,467	13,467	0	121	121
Total commercial	5,238	345,531	350,769	384	3,060	3,444
Consumer	0	17,037	17,037	0	236	236
Unallocated						585
Total	$6,497	$818,895	$825,392	$498	$7,173	$8,256

December 31, 2018

	Loans:			Allowance for Loan Losses:

	Individually	Collectively		Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$991	$371,348	$372,339	$0	$3,156	$3,156
Residential mortgage loans - junior liens	293	25,157	25,450	116	209	325
Home equity lines of credit	0	34,319	34,319	0	302	302
1-4 Family residential construction	0	24,698	24,698	0	203	203
Total residential mortgage	1,284	455,522	456,806	116	3,870	3,986
Commercial:
Commercial loans secured by real estate	4,302	158,309	162,611	781	1,757	2,538
Commercial and industrial	2,157	89,699	91,856	659	894	1,553
Political subdivisions	0	53,263	53,263	0	0	0
Commercial construction and land	0	11,962	11,962	0	110	110
Loans secured by farmland	1,349	5,797	7,146	49	53	102
Multi-family (5 or more) residential	0	7,180	7,180	0	114	114
Agricultural loans	665	4,994	5,659	0	46	46
Other commercial loans	0	13,950	13,950	0	128	128
Total commercial	8,473	345,154	353,627	1,489	3,102	4,591
Consumer	17	17,113	17,130	0	233	233
Unallocated						499
Total	$9,774	$817,789	$827,563	$1,605	$7,205	$9,309

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Summary information related to impaired loans at March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019			December 31, 2018
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(In Thousands)	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Residential mortgage loans - first liens	$729	$701	$0	$750	$721	$0
Residential mortgage loans - junior liens	50	50	0	54	54	0
Commercial loans secured by real estate	765	765	0	1,787	1,787	0
Commercial and industrial	507	507	0	817	817	0
Loans secured by farmland	1,049	1,049	0	862	862	0
Agricultural loans	656	656	0	665	665	0
Consumer	0	0	0	17	17	0
Total with no related allowance recorded	3,756	3,728	0	4,952	4,923	0

With a related allowance recorded:
Residential mortgage loans - first liens	270	270	0	270	270	0
Residential mortgage loans - junior liens	239	239	114	239	239	116
Commercial loans secured by real estate	991	991	160	2,515	2,515	781
Commercial and industrial	784	784	175	1,340	1,340	659
Loans secured by farmland	485	485	49	487	487	49
Total with a related allowance recorded	2,769	2,769	498	4,851	4,851	1,605
Total	$6,525	$6,497	$498	$9,803	$9,774	$1,605

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

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

			Interest Income Recognized on
	Average Investment in Impaired Loans		Impaired Loans on a Cash Basis
	3 Months Ended		3 Months Ended
	March 31,		March 31,
(In Thousands)	2019	2018	2019	2018
Residential mortgage:
Residential mortgage loans - first lien	$981	$1,046	$10	$19
Residential mortgage loans - junior lien	291	301	2	3
Total residential mortgage	1,272	1,347	12	22
Commercial:
Commercial loans secured by real estate	3,040	5,882	10	35
Commercial and industrial	1,713	508	26	6
Loans secured by farmland	1,442	1,364	1	6
Multi-family (5 or more) residential	0	392	0	0
Agricultural loans	660	346	12	11
Total commercial	6,855	8,492	49	58
Consumer	8	19	0	0
Total	$8,135	$9,858	$61	$80

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

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

	March 31, 2019		December 31, 2018
	Past Due		Past Due
	90+ Days and		90+ Days and
(In Thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$1,327	$4,315	$1,633	$4,750
Residential mortgage loans - junior liens	111	239	151	239
Home equity lines of credit	78	9	219	27
Total residential mortgage	1,516	4,563	2,003	5,016
Commercial:
Commercial loans secured by real estate	286	1,458	394	3,958
Commercial and industrial	61	1,226	18	2,111
Commercial construction and land	0	52	0	52
Loans secured by farmland	0	1,486	459	1,297
Agricultural loans	0	656	0	665
Total commercial	347	4,878	871	8,083
Consumer	39	0	32	14
Totals	$1,902	$9,441	$2,906	$13,113

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

The table below presents a summary of the contractual aging of loans as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019				As of December 31, 2018
	Current &				Current &
	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
(In Thousands)	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$364,905	$6,148	$3,711	$374,764	$361,362	$6,414	$4,563	$372,339
Residential mortgage loans - junior liens	25,134	54	350	25,538	24,876	184	390	25,450
Home equity lines of credit	32,478	282	87	32,847	33,611	480	228	34,319
1-4 Family residential construction	24,119	318	0	24,437	24,531	167	0	24,698
Total residential mortgage	446,636	6,802	4,148	457,586	444,380	7,245	5,181	456,806

Commercial:
Commercial loans secured by real estate	158,276	294	1,607	160,177	160,668	226	1,717	162,611
Commercial and industrial	92,535	100	207	92,842	90,915	152	789	91,856
Political subdivisions	52,142	0	0	52,142	53,263	0	0	53,263
Commercial construction and land	12,387	262	52	12,701	11,910	0	52	11,962
Loans secured by farmland	5,258	689	991	6,938	5,390	487	1,269	7,146
Multi-family (5 or more) residential	7,031	0	0	7,031	7,104	76	0	7,180
Agricultural loans	5,380	85	6	5,471	5,624	29	6	5,659
Other commercial loans	13,467	0	0	13,467	13,950	0	0	13,950
Total commercial	346,476	1,430	2,863	350,769	348,824	970	3,833	353,627
Consumer	16,919	79	39	17,037	16,991	93	46	17,130
Totals	$810,031	$8,311	$7,050	$825,392	$810,195	$8,308	$9,060	$827,563

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at March 31, 2019 and December 31, 2018 is as follows:

	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
(In Thousands)	30 Days	Days	Days	Total
March 31, 2019 Nonaccrual Totals	$3,105	$1,188	$5,148	$9,441
December 31, 2018 Nonaccrual Totals	$5,793	$1,166	$6,154	$13,113

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at March 31, 2019 and December 31, 2018 is as follows:

	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
(In Thousands)	30 Days	Days	Days	Nonaccrual	Total
March 31, 2019 Totals	$775	$1	$74	$700	$1,550
December 31, 2018 Totals	$612	$43	$0	$2,884	$3,539

At March 31, 2019 and December 31, 2018, there were no commitments to loan additional funds to borrowers whose loans have been classified as TDRs.

TDRs that occurred during the three-month periods ended March 31, 2019 and 2018 are as follows:

	2019		2018
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
(Balances in Thousands)	Loans	Investment	Loans	Investment
Residential mortgage - first liens,
Reduced monthly payments for a six-month period	0	$0	1	$80
Residential mortgage - junior liens,
Reduced monthly payments and extended maturity date	1	18	0	0
Commercial loans secured by real estate,
Extended interest only payments for a six-month period	0	0	2	36
Commercial and industrial:
Extended interest only payments for a six-month period	0	0	1	46
Reduced monthly payments and extended maturity date	9	448	0	0
Agricultural loans,
Reduced monthly payments and extended maturity date	1	84	2	36
Total	11	$550	4	$162

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

All of the loans for which TDRs were granted in the table above in the three-month period ended March 31, 2019 are associated with one relationship.

In the three-month periods ended March 31, 2019 and 2018, there were no defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the unaudited consolidated balance sheets) is as follows:

	March 31,	Dec. 31,
(In Thousands)	2019	2018
Foreclosed residential real estate	$109	$64

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

	March 31,	Dec. 31,
(In Thousands)	2019	2018
Residential real estate in process of foreclosure	$1,291	$1,097

8. BORROWED FUNDS

Short-term borrowings (initial maturity within one year) include the following:

	March 31,	Dec. 31,
(In Thousands)	2019	2018
FHLB-Pittsburgh borrowings	$0	$7,000
Customer repurchase agreements	5,132	5,853
Total short-term borrowings	$5,132	$12,853

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average interest rate paid by the Corporation on customer repurchase agreements was 0.10% at March 31, 2019 and December 31, 2018. The carrying value of the underlying securities was $5,190,000 at March 31, 2019 and $5,890,000 at December 31, 2018.

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $494,459,000 at March 31, 2019 and $495,143,000 at December 31, 2018. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $5,027,000 at March 31, 2019 and $5,582,000 at December 31, 2018.

The overnight borrowing from FHLB-Pittsburgh at December 31, 2018 had an interest rate of 2.62%.

Long-term borrowings from FHLB-Pittsburgh are as follows:

	March 31,	Dec. 31,
(In Thousands)	2019	2018
Loan matured in January 2019 with a rate of 1.83%	$0	$2,000
Loan matured in February 2019 with a rate of 1.95%	0	3,000
Loan matured in March 2019 with a rate of 2.15%	0	3,000
Loan maturing in April 2019 with a rate of 2.24%	3,000	3,000
Loan maturing in May 2019 with a rate of 2.30%	3,000	3,000
Loan maturing in June 2019 with a rate of 2.42%	3,000	3,000
Loan maturing in July 2019 with a rate of 2.41%	3,000	3,000
Loan maturing in August 2019 with a rate of 2.48%	3,000	3,000
Loan maturing in September 2019 with a rate of 2.53%	3,000	3,000
Loan maturing in November 2019 with a rate of 2.75%	3,000	3,000
Loan maturing in December 2019 with a rate of 2.77%	3,000	3,000
Loan maturing in January 2020 with a rate of 2.73%	3,000	3,000
Loan maturing in February 2020 with a rate of 2.66%	2,000	0
Loan maturing in April 2020 with a rate of 4.79%	221	271
Loan maturing in March 2022 with a rate of 2.46%	3,000	0
Loan maturing in June 2025 with a rate of 4.91%	623	644
Total long-term FHLB-Pittsburgh borrowings	$32,844	$35,915

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

9. STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of officers and an Independent Directors Stock Incentive Plan. In the first quarter 2019, the Corporation awarded 40,517 shares of restricted stock under the Stock Incentive Plan and 7,620 shares of restricted stock under the Independent Directors Stock Incentive Plan. The 2019 restricted stock awards under the Stock Incentive Plan vest ratably over three years and vesting for one-half of the 27,380 restricted shares awarded to Executive Officers depends on the Corporation meeting a return on average equity (“ROAE”) target each year. The 2019 restricted stock issued under the Independent Directors Stock Incentive Plan vests over one year.

Compensation cost related to restricted stock is recognized based on the fair value of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. Management has estimated restricted stock expense in the first three months of 2019 based on an assumption that the ROAE target for awards to Executive Officers in 2017, 2018 and 2019 will be met.

Total annual stock-based compensation for the year ending December 31, 2019 is estimated to total $880,000. Total stock-based compensation expense attributable to restricted stock awards amounted to $229,000 in the first quarter 2019 and $183,000 in the first quarter 2018.

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

Additional disclosures related to the Corporation’s largest sources of noninterest income within the consolidated statements of income that are subject to ASC 606 are as follows:

Trust and financial management revenue – C&N Bank’s trust division provides a wide range of financial services, including wealth management services for individuals, businesses and retirement funds, administration of 401(k) and other retirement plans, retirement planning, estate planning and estate settlement services. Trust clients are located primarily within the Corporation’s geographic markets. Assets held in a fiduciary capacity by C&N Bank are not the Corporation’s assets and are therefore not included in the consolidated balance sheets. The fair value of trust assets under management was approximately $924,080,000 at March 31, 2019 and $862,517,000 at December 31, 2018. Trust and financial management revenue is included within noninterest income in the consolidated statements of income.

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

12. SUBSEQUENT EVENT – MERGER – MONUMENT BANCORP, INC.

In September 2018, the Corporation, along with Monument Bancorp, Inc. (“Monument”) announced the signing of an Agreement and Plan of Merger. In April 2019, the Corporation and Monument announced the completion of the merger as of April 1, 2019. Monument was the parent company of Monument Bank, a commercial bank which operated two community bank offices and one loan production office in Bucks County, Pennsylvania. Under the terms of the Agreement and Plan of Merger, Monument merged into the Corporation, and Monument Bank merged into C&N Bank. In the transaction, Monument shareholders elected to receive either 1.0144 shares of Corporation common stock or $28.10 in cash for each share of Monument common stock owned, subject to proration to ensure that, overall, 20% of the Monument shares are converted into cash and 80% of the Monument shares are converted into Corporation stock. The election and proration process commenced in late March 2019 and was completed on April 24, 2019. Holders of Monument common stock prior to the consummation of the merger own approximately 9.4% of the Corporation’s common stock outstanding following the merger.

The estimated total purchase consideration is valued at approximately $42.7 million based on the average of the high and low trading price of the Corporation’s common stock on April 1, 2019. As of March 31, 2019, Monument reported total assets of $376 million, including gross loans of $263 million, total deposits of $224 million and total stockholders’ equity of $27 million. As of the date the Corporation’s first quarter financial statements are issued, some of the information required to be disclosed under U.S. GAAP was not available since, given the short period between April 1, 2019 merger date and the financial statement issuance, the calculation of the fair value of all material Monument assets acquired and liabilities assumed had not yet been completed.

First quarter 2019 expenses included $311,000 of non-payroll expenses related to the acquisition, including $202,000 included in professional fees related to conversion of Monument’s information technology systems and $109,000 included in other noninterest expense in the unaudited consolidated statements of income. Management estimates the Corporation will incur merger-related expenses in the second quarter 2019 ranging between $2,900,000 and $3,500,000, including costs associated with termination of data processing contracts, conversion of Monument’s customer accounting data into the Corporation’s core system, severance and similar expenses, investment banking fees based on successful closing of the transaction and various other costs.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in this quarterly report on Form 10-Q are forward-looking statements. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the Corporation) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements, which are not historical facts, are based on certain assumptions and describe future plans, business objectives and expectations, and are generally identifiable by the use of words such as, "should", “likely”, "expect", “plan”, "anticipate", “target”, “forecast”, and “goal”. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond management’s control and could cause results to differ materially from those expressed or implied by such forward-looking statements. Factors which could have a material, adverse impact on the operations and future prospects of the Corporation include, but are not limited to, the following:

·	changes in monetary and fiscal policies of the Federal Reserve Board and the U. S. Government, particularly related to changes in interest rates
·	changes in general economic conditions
·	legislative or regulatory changes
·	downturn in demand for loan, deposit and other financial services in the Corporation’s market area
·	increased competition from other banks and non-bank providers of financial services
·	technological changes and increased technology-related costs
·	changes in accounting principles, or the application of generally accepted accounting principles
·	failure to achieve merger-related synergies and difficulties in integrating the business and operations of acquired institutions.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

EARNINGS OVERVIEW

Earnings per basic and diluted common share were $0.41 in the first quarter 2019, as compared to $0.46 per share in the fourth quarter 2018 and up 13.9% from $0.36 per share in the first quarter 2018. The annualized return on average assets for the first quarter 2019 was 1.59%, and the annualized return on average equity was 10.33%. Highlights related to the Corporation’s earnings results for the first quarters of 2019 and 2018 are presented below.

Net income of $5,090,000 in the first quarter 2019 was up $715,000 (16.3%) from the first quarter 2018 amount. Significant variances were as follows:

·	Net interest income increased $818,000 (7.5%) in the first quarter 2019 over the first quarter 2018 amount. Total interest and dividend income increased $1,175,000, while interest expense increased $357,000. The net interest margin was 4.04% for the first quarter 2019, up 0.20% from the first quarter 2018 level. The average fully taxable equivalent yield on earning assets increased to 4.49% in the first quarter 2019 from 4.18% in the first quarter 2018, reflecting the effect of increases in interest rates that took place over most of 2018. Average total earning assets increased $21,895,000, including increases in the average balances of available-for-sale debt securities of $8,912,000, total loans of $6,849,000 (0.8%) and interest-bearing balances with other banks of $6,175,000. The growth in assets was funded mainly by an increase in average total deposits of $23,558,000 (2.4%), including an increase in average noninterest-bearing demand deposits of $25,359,000. The average rate paid on interest-bearing liabilities was 0.68% for the first quarter 2019, up from 0.49% in the first quarter 2018.

·	The credit for loan losses (reduction in expense) was $957,000 in the first quarter 2019 as compared to a provision of $292,000 in the first quarter 2018. Specific allowances totaling $1,365,000 at December 31, 2018 on two commercial loans were eliminated in the first quarter 2019. These two loans were no longer considered impaired at March 31, 2019 and were returned to full accrual status in the first quarter 2019. A specific allowance of $781,000 at December 31, 2018 on a real estate secured commercial loan was eliminated in the first quarter 2019 due to the borrower’s improved financial performance and receipt of an updated, higher appraised value of the underlying collateral. Also, a specific allowance of $584,000 on a commercial loan was eliminated, consistent with improvements in both the borrower’s financial position and C&N’s security position on the credit. In total, the first quarter 2019 credit for loan losses included a credit of $1,011,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period, partially offset by a net increase of $54,000 in the collectively determined and unallocated portions of the allowance for loan losses.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	Total noninterest income of $4,406,000 in the first quarter 2019 was equal to the first quarter 2018 amount. Brokerage revenue increased $95,000, mainly due to an increase in volume. Other noninterest income increased $80,000, including increases in dividends on Federal Home Loan Bank of Pittsburgh stock and interchange fees from credit card transactions. Interchange revenue from debit card transactions increased $64,000 (11.1%), reflecting an increase in transaction volume. Loan servicing fees, net, decreased $100,000, as the fair value of mortgage servicing rights decreased $77,000 in the first quarter 2019 as compared to an increase in fair value of $20,000 in the first quarter 2018. Net gains from sales of mortgage loans decreased $97,000 in the first quarter 2019 from the first quarter 2018 amount, mainly due to a lower volume of transactions. Trust and financial management revenue decreased $62,000 (4.4%), including a reduction in fees from estate settlements.

·	Total noninterest expense increased $1,112,000 (11.2%) in the first quarter 2019 over the first quarter 2018 amount. Expenses and net losses from other real estate increased $261,000, and loan collection expense increased $109,000, in the first quarter 2019 over the first quarter 2018 amounts. First quarter 2019 expenses included $311,000 of non-payroll expenses related to the acquisition of Monument Bancorp, Inc. (Monument), which was completed April 1, 2019. The most significant category of merger-related expenses was $202,000 of professional fees related to conversion of Monument’s information technology systems (conversion planned to be completed in late June 2019). Additional information regarding the Monument merger is provided in Note 12 to the unaudited consolidated financial statements and in the Monument Acquisition section of Management’s Discussion and Analysis. First quarter 2019 expenses also included $188,000 related to the start-up of a limited purpose office (for lending) which opened in York, PA in April 2019. Additional discussion of significant variances related to individual categories of expenses is detailed below following Table VI.

·	The income tax provision was $981,000 for the first quarter 2019, up from $741,000 for the first quarter 2018. The higher income tax provision in 2019 resulted mainly from higher pre-tax income. The effective tax rate of 16.2% for the first quarter 2019 was higher than the effective tax rate of 14.5% for the first quarter 2018 due to a reduction in tax-exempt interest income as a percentage of pre-tax income and because a portion of the merger-related expenses incurred in the first quarter 2019 are estimated to be nondeductible.

More detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of Management’s Discussion and Analysis.

TABLE I - QUARTERLY CONDENSED, CONSOLIDATED INCOME STATEMENT INFORMATION

(Dollars In Thousands, Except Per Share Data)	For the Three Months Ended:
(Unaudited)	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2019	2018	2018	2018	2018
Interest income	$13,065	$13,304	$12,800	$12,334	$11,890
Interest expense	1,350	1,312	1,241	1,079	993
Net interest income	11,715	11,992	11,559	11,255	10,897
(Credit) provision for loan losses	(957)	252	60	(20)	292
Net interest income after (credit) provision for loan losses	12,672	11,740	11,499	11,275	10,605
Noninterest income	4,406	5,040	4,462	4,689	4,406
Net (losses) gains on securities	0	(4)	569	1,468	0
Noninterest expense	11,007	10,074	9,833	9,684	9,895
Income before income tax provision	6,071	6,702	6,697	7,748	5,116
Income tax provision	981	1,021	1,111	1,377	741
Net income	$5,090	$5,681	$5,586	$6,371	$4,375
Net income attributable to common shares	$5,063	$5,653	$5,558	$6,339	$4,352
Basic earnings per common share	$0.41	$0.46	$0.45	$0.52	$0.36
Diluted earnings per common share	$0.41	$0.46	$0.45	$0.52	$0.36

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month periods ended March 31, 2019 and 2018. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

For the three-month periods, fully taxable equivalent net interest income was $12,016,000 in 2019, which was $790,000 (7.0%) higher than in 2018. Interest income was $1,147,000 higher in 2019 as compared to 2018, while interest expense was higher by $357,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 4.04% in 2019 as compared to 3.84% in 2018, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) increased to 3.81% in 2019 from 3.69% in 2018.

Interest income totaled $13,366,000 in 2019, an increase of $1,147,000 (9.4%) from 2018. Interest and fees from loans receivable increased $757,000, or 7.6%, in 2019 as compared to 2018. Table IV shows the increase in interest on loans includes $660,000 attributable to an increase in average rate and $97,000 related to an increase in volume. The average balance of loans receivable increased $6,849,000 (0.8%) to $823,746,000 in 2019 from $816,897,000 in 2018. The increase in average balance reflects growth in the average balance of residential mortgage and consumer loans, partially offset by a reduction in the average balance of commercial loans. The average yield on loans in the first quarter of 2019 was 5.25% compared to 4.92% in the first quarter 2018 as current rates on variable rate loans and rates on recent new loan originations have increased due to increases in market interest rates that occurred over the first several months of 2018.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Interest income from available-for-sale debt securities increased $322,000 (14.2%) in 2019 over 2018. Total average available-for-sale debt securities (at amortized cost) in 2019 increased to $361,929,000 from $353,017,000 in 2018. The average rate of return on available-for-sale debt securities was 2.89% for 2019, up from 2.60% in 2018. The increase in average rate of return on available-for-sale debt securities is mainly the result of lower yielding securities maturing with the proceeds reinvested in higher yielding securities as rates increased throughout most of 2018.

For the three-month periods, interest expense increased $357,000, or 36.0%, to $1,350,000 in 2019 from $993,000 in 2018. Interest expense on deposits increased $324,000, as the average rate paid on interest-bearing deposits increased to 0.56% in 2019 from 0.39% in 2018. The increase in average rates on deposits includes increases of 0.41% on certificates of deposit, 0.20% on money market accounts, 0.12% on interest checking accounts and 0.09% on Individual Retirement Accounts. Total average deposits (interest-bearing and noninterest-bearing) amounted to $1,021,073,000 in 2019, an increase of $23,558,000 (2.4%) from 2018. The increase in total average deposits included an increase in noninterest-bearing demand deposits of $25,359,000.

Interest expense on total borrowed funds increased $33,000 in 2019 as compared to 2018. The average balance of total borrowed funds decreased to $50,623,000 in the first quarter 2019 from $65,359,000 in the first quarter 2018, while the average rate on borrowed funds increased to 2.38% in the first quarter 2019 from 1.64% in the first quarter 2018.

Interest expense on short-term borrowings decreased $120,000 to $79,000 in 2019 from $199,000 in 2018. The average balance of short-term borrowings decreased to $15,935,000 in 2019 from $52,305,000 in 2018. The total average short-term borrowings balance for the first quarter 2018 included average short-term advances from FHLB-Pittsburgh of $25,733,000, with no corresponding balance in the first quarter 2019, as short-term advances were paid off with proceeds from longer-term FHLB advances (mainly with 13-month terms) over the course of 2018. Also, the average total balance of overnight borrowings and customer repurchase agreements decreased $10,637,000 in 2019 as compared to 2018. The average rate on short-term borrowings increased to 2.01% in 2019 from 1.54% in 2018, reflecting increases in short-term rates consistent with the four quarterly increases in the Federal Reserve’s target rate in 2018.

Interest expense on long-term borrowings increased $153,000 to $218,000 in 2019 from $65,000 in 2018. The average balance of long-term borrowings was $34,688,000 in 2019, up from an average balance of $13,054,000 in 2018. Borrowings are classified as long-term within the Tables based on their term at origination. The average balance of long-term borrowings in 2019 and 2018 consisted mainly of FHLB advances with 13-month terms at origination. The average rate on long-term borrowings was 2.55% in 2019 compared to 2.02% in the first quarter of 2018, reflecting increases in market rates that occurred over the first several months of 2018.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended
	March 31,		Increase/
(In Thousands)	2019	2018	(Decrease)

INTEREST INCOME
Available-for-sale debt securities:
Taxable	$1,834	$1,363	$471
Tax-exempt	749	898	(149)
Total available-for-sale debt securities	2,583	2,261	322
Dividends on marketable equity security	6	5	1
Interest-bearing due from banks	116	50	66
Loans held for sale	3	2	1
Loans receivable:
Taxable	9,948	9,201	747
Tax-exempt	710	700	10
Total loans receivable	10,658	9,901	757
Total Interest Income	13,366	12,219	1,147

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	227	181	46
Money market	178	93	85
Savings	39	37	2
Certificates of deposit	486	305	181
Individual Retirement Accounts	123	113	10
Total interest-bearing deposits	1,053	729	324
Borrowed funds:
Short-term	79	199	(120)
Long-term	218	65	153
Total borrowed funds	297	264	33
Total Interest Expense	1,350	993	357

Net Interest Income	$12,016	$11,226	$790

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s federal income tax rate of 21%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	3 Months		3 Months
	Ended	Rate of	Ended	Rate of
	3/31/2019	Return/	3/31/2018	Return/
	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale debt securities, at amortized cost:
Taxable	$281,805	2.64%	$249,840	2.21%
Tax-exempt	80,124	3.79%	103,177	3.53%
Total available-for-sale debt securities	361,929	2.89%	353,017	2.60%
Marketable equity security	952	2.56%	962	2.11%
Interest-bearing due from banks	20,306	2.32%	14,131	1.43%
Loans held for sale	137	8.88%	168	4.83%
Loans receivable:
Taxable	751,172	5.37%	740,655	5.04%
Tax-exempt	72,574	3.97%	76,242	3.72%
Total loans receivable	823,746	5.25%	816,897	4.92%
Total Earning Assets	1,207,070	4.49%	1,185,175	4.18%
Cash	16,914		16,874
Unrealized gain/loss on securities	(4,628)		(5,529)
Allowance for loan losses	(9,339)		(9,002)
Bank premises and equipment	14,511		15,451
Intangible Assets	11,950		11,954
Other assets	43,172		42,781
Total Assets	$1,279,650		$1,257,704

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$198,903	0.46%	$212,981	0.34%
Money market	176,869	0.41%	179,923	0.21%
Savings	156,691	0.10%	149,618	0.10%
Certificates of deposit	140,142	1.41%	123,974	1.00%
Individual Retirement Accounts	86,411	0.58%	94,311	0.49%
Other time deposits	762	0.00%	772	0.00%
Total interest-bearing deposits	759,778	0.56%	761,579	0.39%
Borrowed funds:
Short-term	15,935	2.01%	52,305	1.54%
Long-term	34,688	2.55%	13,054	2.02%
Total borrowed funds	50,623	2.38%	65,359	1.64%
Total Interest-bearing Liabilities	810,401	0.68%	826,938	0.49%
Demand deposits	261,295		235,936
Other liabilities	10,941		8,870
Total Liabilities	1,082,637		1,071,744
Stockholders' equity, excluding other comprehensive income/loss	200,422		190,129
Accumulated other comprehensive income/loss	(3,409)		(4,169)
Total Stockholders' Equity	197,013		185,960
Total Liabilities and Stockholders' Equity	$1,279,650		$1,257,704
Interest Rate Spread		3.81%		3.69%
Net Interest Income/Earning Assets		4.04%		3.84%

Total Deposits (Interest-bearing and Demand)	$1,021,073		$997,515

(1) Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s federal income tax rate of 21%.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(3) Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 3/31/19 vs. 3/31/18
	Change in	Change in	Total
	Volume	Rate	Change
EARNING ASSETS
Available-for-sale debt securities:
Taxable	$188	$283	$471
Tax-exempt	(212)	63	(149)
Total available-for-sale debt securities	(24)	346	322
Marketable equity security	0	1	1
Interest-bearing due from banks	27	39	66
Loans held for sale	0	1	1
Loans receivable:
Taxable	132	615	747
Tax-exempt	(35)	45	10
Total loans receivable	97	660	757
Total Interest Income	100	1,047	1,147

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	(13)	59	46
Money market	(2)	87	85
Savings	2	0	2
Certificates of deposit	44	137	181
Individual Retirement Accounts	(10)	20	10
Total interest-bearing deposits	21	303	324
Borrowed funds:
Short-term	(167)	47	(120)
Long-term	132	21	153
Total borrowed funds	(35)	68	33
Total Interest Expense	(14)	371	357

Net Interest Income	$114	$676	$790

(1) Changes in income on tax-exempt securities and loans are presented on a fully tax-equivalent basis, using the Corporation’s federal income tax rate of 21%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST INCOME

TABLE V - COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)

	3 Months Ended
	March 31,		$	%
	2019	2018	Change	Change
Trust and financial management revenue	$1,360	$1,422	$(62)	-4.4%
Brokerage revenue	307	212	95	44.8%
Insurance commissions, fees and premiums	30	44	(14)	-31.8%
Service charges on deposit accounts	1,250	1,204	46	3.8%
Service charges and fees	79	86	(7)	-8.1%
Interchange revenue from debit card transactions	643	579	64	11.1%
Net gains from sales of loans	87	184	(97)	-52.7%
Loan servicing fees, net	28	128	(100)	-78.1%
Increase in cash surrender value of life insurance	92	97	(5)	-5.2%
Other noninterest income	530	450	80	17.8%
Total noninterest income	$4,406	$4,406	$0	0.0%

Total noninterest income shown in Table V in the first three months of 2019 was equal to the first quarter 2018 amount. Within the totals, the most significant variances include the following:

·	Brokerage revenue was up $95,000 due to an increase in volume of transactions compared to 2018.

·	Other Income increased $80,000, including a $31,000 increase in dividend income on FHLB stock ($100,000 in 2019 as compared to $69,000 in 2018) and an increase of $26,000 in credit card-related interchange and other fees ($47,000 in 2019 as compared to $21,000 in 2018). The unrealized gain on a marketable equity security was $12,000 in 2019 compared to an unrealized loss of $15,000 on the security in 2018.

·	Interchange revenue from debit card transactions was up $64,000 reflecting an increase in volume.

·	Loan servicing fees, net, decreased $100,000, as the fair value of mortgage servicing rights decreased by $77,000 in the first three months of 2019 as compared to an increase of $20,000 in the first three months of 2018.

·	Net gains from sales of loans decreased $97,000 (52.7%), as the dollar volume of residential mortgage loans sold decreased by approximately $3.4 million (58%). Gains on sales of loans totaled 3.5% of the origination cost of loans sold in 2019 as compared to 3.2% in 2018.

·	Trust and financial management revenue was $62,000 lower in the first three months of 2019 than in the same period in 2018, mainly due to timing issues associated with the collection of fees. Trust revenue is recorded on a cash basis, which is not materially different from the accrual basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST EXPENSE

TABLE VI - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)

	3 Months Ended
	March 31,		$	%
	2019	2018	Change	Change
Salaries and wages	$4,493	$4,124	$369	8.9%
Pensions and other employee benefits	1,618	1,610	8	0.5%
Occupancy expense, net	657	637	20	3.1%
Furniture and equipment expense	301	271	30	11.1%
Data processing expenses	803	641	162	25.3%
Automated teller machine and interchange expense	189	322	(133)	-41.3%
Pennsylvania shares tax	347	336	11	3.3%
Professional fees	424	276	148	53.6%
Telecommunications	164	233	(69)	-29.6%
Directors' fees	183	184	(1)	-0.5%
Other noninterest expense	1,828	1,261	567	45.0%
Total noninterest expense	$11,007	$9,895	$1,112	11.2%

As shown in Table VI, total noninterest expense increased $1,112,000 (11.2%) in the first three months of 2019 as compared to the first three months of 2018. The most significant variances include the following:

·	Other noninterest expense increased $567,000. Expenses associated with other real estate totaled $244,000 in 2019, an increase of $177,000 over 2018, with a significant portion of the expenses in 2019 related to one commercial property. Net losses from sales and valuation write-downs of other real estate amounted to $51,000 in 2019 as compared to net gains from sales of $33,000 in 2018. Loan collection expense totaled $119,000 in 2019, an increase of $109,000 over 2018, as most of the 2019 expense was related to one commercial lending workout situation. Also within other noninterest expense, Monument merger-related expenses of $109,000 were incurred in 2019 (included in the $311,000 aggregate amount cited in the Earnings Overview section of Management’s Discussion and Analysis).

·	Salaries and wages expense increased $369,000 (8.9%), including the effects of annual merit-based increases, an increase of $165,000 in estimated cash and stock-based compensation expense and an increase in the average number of full-time equivalent employees (FTEs) to 299 in the first quarter 2019 from 294 in the first quarter 2018.

·	Data processing expenses increased $162,000, reflecting expenses associated with product development efforts in connection with a fintech organization as well as increases in expenses related to a new loan origination system implemented in 2018 and other increases in software licensing costs.

·	Professional fees expense increased $148,000, including $202,000 of professional fees related to conversion of Monument’s information technology systems as described above.

·	Automated teller machine and interchange expense decreased $133,000, reflecting cost reductions pursuant to a contract for processing services that was renegotiated in the latter portion of 2018.

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The income tax provision for the first three months of 2019 was $981,000, or 16.2% of pre-tax earnings, which was $240,000 higher than the provision for the first three months of 2018 of $741,000, or 14.5% of pre-tax income. The Corporation’s effective tax rates differ from the statutory rate of 21% in the first three months of 2019 and 2018 principally because of the effects of tax-exempt interest income. The higher effective tax rate in 2019 reflects a reduction in tax-exempt interest income as a percentage of pre-tax income and the expectation that a portion of the merger-related expenses to be incurred in 2019 will be nondeductible.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The net deferred tax asset at March 31, 2019 and December 31, 2018 represents the following temporary difference components:

	March 31,	December 31,
(In Thousands)	2019	2018
Deferred tax assets:
Unrealized holding losses on available-for-sale debt securities	$250	$1,145
Allowance for loan losses	1,779	2,005
Other deferred tax assets	1,732	2,049
Total deferred tax assets	3,761	5,199

Deferred tax liabilities:
Unfunded retirement obligations	80	37
Bank premises and equipment	882	907
Core deposit intangibles	2	2
Other deferred tax liabilities	101	143
Total deferred tax liabilities	1,065	1,089
Deferred tax asset, net	$2,696	$4,110

At March 31, 2019, the net deferred tax asset was $2,696,000, down from $4,110,000 at December 31, 2018. The most significant changes in temporary difference components was a net decrease of $895,000 related to unrealized losses on available-for-sale debt securities, a reduction of $226,000 in the deferred tax asset related to the allowance for loan losses, and a reduction of $209,000 in the deferred tax asset associated with the first quarter 2019 payment of incentive compensation that had been accrued in 2018 (included in “Other deferred tax assets” in the table shown above).

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.

Management believes the recorded net deferred tax asset at March 31, 2019 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the “Net Interest Income” section of Management’s Discussion and Analysis. Other significant balance sheet items, including the allowance for loan losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding standby letters of credit at March 31, 2019. Management does not expect capital expenditures or completion of the Monument acquisition (described in more detail in the Monument Acquisition section of Management’s Discussion and Analysis) to have a material, detrimental effect on the Corporation’s financial condition in 2019.

Gross loans outstanding (excluding mortgage loans held for sale) were $825,392,000 at March 31, 2019, down 0.3% from $827,563,000 at December 31, 2018 and up 1.2% from $817,349,000 at March 31, 2018. Total outstanding mortgages and other consumer real estate loans were $780,000 (0.2%) higher at March 31, 2019 as compared to December 31, 2018 and increased $12,545,000 (2.6%) as compared to March 31, 2018. Total outstanding commercial loans were lower by $2,858,000 (0.8%) at March 31, 2019 as compared to December 31, 2018 and lower by $6,122,000 (0.9%) compared to March 31, 2018. Average loans outstanding in the first quarter of 2019 of $823,746,000 were $6,849,000 (0.8%) higher than the corresponding total in the first quarter of 2018.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

While the Corporation’s lending activities are primarily concentrated in its market area, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial,” “Commercial loans secured by real estate”, “Political subdivisions” and “Other commercial” classes in the loan tables presented in this Form 10-Q. Total participation loans outstanding amounted to $68,418,000 at March 31, 2019, up from $67,340,000 at December 31, 2018 and $62,788,000 at March 31, 2018. At March 31, 2019, the balance of participation loans outstanding includes a total of $58,561,000 to businesses located outside of the Corporation’s market area. Also, included within participation loans outstanding are “leveraged loans,” meaning loans to businesses with minimal tangible book equity and for which the extent of collateral available is limited, though typically at the time of origination the businesses have demonstrated strong cash flow performance in their recent histories. Leveraged participation loans outstanding totaled $13,241,000 at March 31, 2019 and $13,315,000 at December 31, 2018.

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

For loan sales originated under the MPF Xtra and Original programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At March 31, 2019, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $2,130,000, and the corresponding total outstanding balance repurchased at December 31, 2018 was $2,146,000.

At March 31, 2019, outstanding balances of loans sold and serviced through the two programs totaled $170,676,000, including loans sold through the MPF Xtra program of $95,653,000 and loans sold through the Original program of $75,023,000. At December 31, 2018, outstanding balances of loans sold and serviced through the two programs totaled $171,742,000, including loans sold through the MPF Xtra program of $96,841,000 and loans sold through the Original program of $74,901,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of March 31, 2019 and December 31, 2018.

For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. At March 31, 2019, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $4,188,000, and the Corporation has recorded a related allowance for credit losses of $315,000 which is included in “Accrued interest and other liabilities” in the accompanying consolidated balance sheets. At December 31, 2018, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $4,157,000, and the related allowance for credit losses was $328,000. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

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

The allowance for loan losses was $8,256,000 at March 31, 2019, down from $9,309,000 at December 31, 2018. Table VIII shows total specific allowances on impaired loans decreased $1,107,000 to $498,000 at March 31, 2019 from $1,605,000 at December 31, 2018. As described above in the Earnings Overview, this decrease is the result of specific allowances totaling $1,365,000 that were eliminated in the first quarter 2019 and which was the main cause of the credit for loan losses recorded in the quarter. These two loans were no longer considered impaired at March 31, 2019 and were returned to full accrual status in the first quarter 2019. This decrease was partially offset by a specific allowance of $160,000 recorded on a commercial real estate secured loan with an outstanding balance of $991,000 at March 31, 2019 as well as other changes.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The (credit) provision for loan losses by segment in the three-month periods ended March 31, 2019 and 2018 are as follows:

(In Thousands)	3 Months Ended
	March 31,	March 31,
	2019	2018
Residential mortgage	$75	$31
Commercial	(1,149)	217
Consumer	31	44
Unallocated	86	0
Total	$(957)	$292

The (credit) provision for loan losses is further detailed as follows:

	3 Months	3 Months
Residential mortgage segment	Ended	Ended
(In thousands)	March 31,	March 31,
	2019	2018
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$68	$51

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth (reduction)	2	(20)
Changes in historical loss experience factors	5	0
Changes in qualitative factors	0	0
Total provision for loan losses - Residential mortgage segment	$75	$31

	3 Months	3 Months
Commercial segment	Ended	Ended
(In thousands)	March 31,	March 31,
	2019	2018
(Decrease) increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$(1,107)	$111

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	14	53
Changes in historical loss experience factors	2	53
Changes in qualitative factors	(58)	0
Total (credit) provision for loan losses - Commercial segment	$(1,149)	$217

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	3 Months	3 Months
Consumer segment	Ended	Ended
(In thousands)	March 31,	March 31,
	2019	2018
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$28	$29

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	0	4
Changes in historical loss experience factors	10	10
Changes in qualitative factors	(7)	1
Total provision for loan losses - Consumer segment	$31	$44

	3 Months	3 Months
Total - All segments	Ended	Ended
(In thousands)	March 31,	March 31,
	2019	2018
(Decrease) increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$(1,011)	$191

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	16	37
Changes in historical loss experience factors	17	63
Changes in qualitative factors	(65)	1
Subtotal	(1,043)	292
Unallocated	86	0
Total (credit) provision for loan losses - All segments	$(957)	$292

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

In the tables immediately above, the portion of the net change in the collectively determined allowance attributable to loan growth was determined by applying the historical loss experience and qualitative factors used in the allowance calculation at the end of the preceding period to the net increase or decrease in loans outstanding (excluding loans specifically evaluated for impairment) for the period.

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

Table IX presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Total nonperforming loans as a percentage of outstanding loans was 1.37% at March 31, 2019, down from 1.94% at December 31, 2018, and nonperforming assets as a percentage of total assets was 1.02% at March 31, 2019, down from 1.37% at December 31, 2018. Table IX presents data at March 31, 2019 and at the end of each of the years ended December 31, 2014 through 2018. Table IX shows that total nonperforming loans as a percentage of loans of 1.37% at March 31, 2019 was lower than the corresponding year-end ratio from 2014 through 2018. Similarly, the March 31, 2019 ratio of total nonperforming assets as a percentage of assets of 1.02% was lower than the corresponding ratio from 2014 through 2018.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Total impaired loans of $6,497,000 at March 31, 2019 are down $3,277,000 from the corresponding amount at December 31, 2018 of $9,774,000. As described above, the two commercial loans for which specific allowances were eliminated in the first quarter 2019 were not considered to be impaired at March 31, 2019 but were considered impaired at December 31, 2018. Total outstanding balances of these loans were $3,781,000 at December 31, 2018 ($3,679,000 at March 31, 2019). Other significant changes in impaired loans in the first quarter 2019 included: (1) recognition of an allowance on one real estate secured commercial loan with a balance of $991,000 at March 31, 2019 and December 31, 2018, resulting in a reclassification within the table from “Impaired loans without a valuation allowance” to “Impaired loans with a valuation allowance;” (2) addition to impaired status of a commercial and industrial loan with a balance of $669,000 and a specific allowance of $60,000 at March 31, 2019; and (3) removal from impaired status of a commercial loan with an outstanding balance of $326,000 at December 31, 2018 for which foreclosure proceedings were completed and the related real estate acquired in the first quarter 2019 (included in Foreclosed assets held for sale with a carrying value of $326,000 at March 31, 2019). Table IX shows that the total balance of impaired loans at March 31, 2019 was lower than the year-end amounts over the period 2014-2018, which ranged from a low of $9,511,000 in 2017 to a high of $12,316,000 in 2014.

Total nonperforming assets of $13,218,000 at March 31, 2019 are $4,504,000 lower than the corresponding amount at December 31, 2018, summarized as follows:

·	Total nonaccrual loans at March 31, 2019 of $9,411,000 was $3,672,000 lower than the corresponding December 31, 2018 total of $13,113,000, including the effect of reducing nonaccrual loans due to the return to full accrual status of the two commercial loans described above with balances totaling $3,781,000 at December 31, 2018.

·	Total loans past due 90 days or more and still accruing interest amounted to $1,902,000 at March 31, 2019, a decrease of $1,004,000 from the total at December 31, 2018. The reduction in loans past due 90 days or more included a reduction in loans secured by farmland of $459,000 and a decrease in residential mortgage loans of $306,000. The Corporation reviews the status of loans past due 90 days or more each quarter to determine if it is appropriate to continue to accrue interest and has determined the loans included in this category are well secured and that ultimate collection of all principal and interest is probable.

·	Foreclosed assets held for sale consisted of real estate, and totaled $1,875,000 at March 31, 2019, an increase of $172,000 from $1,703,000 at December 31, 2018. At March 31, 2019, the Corporation held eight such properties for sale, with total carrying values of $109,000 related to residential real estate, $110,000 of land and $1,656,000 related to commercial real estate. At December 31, 2018, the Corporation held six such properties for sale, with total carrying values of $64,000 related to residential real estate, $110,000 of land and $1,529,000 related to commercial real estate. The Corporation evaluates the carrying values of foreclosed assets each quarter based on the most recent market activity or appraisals for each property.

Over the period 2014-2018 and the first three months of 2019, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of March 31, 2019. Management continues to closely monitor its commercial loan relationships for possible credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VII through X present historical data related to loans and the allowance for loan losses.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)

	March 31,	March 31,	Years Ended December 31,
	2019	2018	2018	2017	2016	2015	2014
Balance, beginning of year	$9,309	$8,856	$8,856	$8,473	$7,889	$7,336	$8,663
Charge-offs:
Residential mortgage	(74)	(53)	(158)	(197)	(73)	(217)	(327)
Commercial	0	(21)	(165)	(132)	(597)	(251)	(1,715)
Consumer	(37)	(41)	(174)	(150)	(87)	(94)	(97)
Total charge-offs	(111)	(115)	(497)	(479)	(757)	(562)	(2,139)
Recoveries:
Residential mortgage	4	2	8	19	3	1	25
Commercial	2	2	317	4	35	214	264
Consumer	9	12	41	38	82	55	47
Total recoveries	15	16	366	61	120	270	336
Net charge-offs	(96)	(99)	(131)	(418)	(637)	(292)	(1,803)
(Credit) provision for loan losses	(957)	292	584	801	1,221	845	476
Balance, end of period	$8,256	$9,049	$9,309	$8,856	$8,473	$7,889	$7,336
Net charge-offs as a % of average loans	0.01%	0.01%	0.02%	0.05%	0.09%	0.04%	0.29%

TABLE VIII - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	March 31,	As of December 31,
	2019	2018	2017	2016	2015	2014
ASC 310 - Impaired loans	$498	$1,605	$1,279	$674	$820	$769
ASC 450 - Collective segments:
Commercial	3,060	3,102	3,078	3,373	3,103	2,732
Residential mortgage	3,877	3,870	3,841	3,890	3,417	3,295
Consumer	236	233	159	138	122	145
Unallocated	585	499	499	398	427	395
Total Allowance	$8,256	$9,309	$8,856	$8,473	$7,889	$7,336

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IX - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(Dollars In Thousands)

	March 31,	As of December 31,
	2019	2018	2017	2016	2015	2014
Impaired loans with a valuation allowance	$2,769	$4,851	$4,100	$3,372	$1,933	$3,241
Impaired loans without a valuation allowance	3,728	4,923	5,411	7,488	8,041	9,075
Total impaired loans	$6,497	$9,774	$9,511	$10,860	$9,974	$12,316

Total loans past due 30-89 days and still accruing	$7,123	$7,142	$9,449	$7,735	$7,057	$7,121

Nonperforming assets:
Total nonaccrual loans	$9,441	$13,113	$13,404	$8,736	$11,517	$12,610
Total loans past due 90 days or more and still accruing	1,902	2,906	3,724	6,838	3,229	2,843
Total nonperforming loans	11,343	16,019	17,128	15,574	14,746	15,453
Foreclosed assets held for sale (real estate)	1,875	1,703	1,598	2,180	1,260	1,189
Total nonperforming assets	$13,218	$17,722	$18,726	$17,754	$16,006	$16,642

Loans subject to troubled debt restructurings (TDRs):
Performing	$776	$655	$636	$5,803	$1,186	$1,807
Nonperforming	774	2,884	3,027	2,874	5,178	5,388
Total TDRs	$1,550	$3,539	$3,663	$8,677	$6,364	$7,195

Total nonperforming loans as a % of loans	1.37%	1.94%	2.10%	2.07%	2.09%	2.45%
Total nonperforming assets as a % of assets	1.02%	1.37%	1.47%	1.43%	1.31%	1.34%
Allowance for loan losses as a % of total loans	1.00%	1.12%	1.09%	1.13%	1.12%	1.16%
Allowance for loan losses as a % of nonperforming loans	72.78%	58.11%	51.70%	54.40%	53.50%	47.47%

TABLE X - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	March 31,	As of December 31,
	2019	2018	2017	2016	2015	2014
Residential mortgage:
Residential mortgage loans - first liens	$374,764	$372,339	$359,987	$334,102	$304,783	$291,882
Residential mortgage loans - junior liens	25,538	25,450	25,325	23,706	21,146	21,166
Home equity lines of credit	32,847	34,319	35,758	38,057	39,040	36,629
1-4 Family residential construction	24,437	24,698	26,216	24,908	21,121	16,739
Total residential mortgage	457,586	456,806	447,286	420,773	386,090	366,416
Commercial:
Commercial loans secured by real estate	160,177	162,611	159,266	150,468	154,779	145,878
Commercial and industrial	92,842	91,856	88,276	83,854	75,196	50,157
Political subdivisions	52,142	53,263	59,287	38,068	40,007	17,534
Commercial construction and land	12,701	11,962	14,527	14,287	5,122	6,938
Loans secured by farmland	6,938	7,146	7,255	7,294	7,019	7,916
Multi-family (5 or more) residential	7,031	7,180	7,713	7,896	9,188	8,917
Agricultural loans	5,471	5,659	6,178	3,998	4,671	3,221
Other commercial loans	13,467	13,950	10,986	11,475	12,152	13,334
Total commercial	350,769	353,627	353,488	317,340	308,134	253,895
Consumer	17,037	17,130	14,939	13,722	10,656	10,234
Total	825,392	827,563	815,713	751,835	704,880	630,545
Less: allowance for loan losses	(8,256)	(9,309)	(8,856)	(8,473)	(7,889)	(7,336)
Loans, net	$817,136	$818,254	$806,857	$743,362	$696,991	$623,209

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At March 31, 2019, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $18,775,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $17,983,000 at March 31, 2019.

The Corporation’s outstanding, available, and total credit facilities at March 31, 2019 and December 31, 2018 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
	2019	2018	2019	2018	2019	2018
Federal Home Loan Bank of Pittsburgh	$32,844	$42,915	$332,944	$318,699	$365,788	$361,614
Federal Reserve Bank Discount Window	0	0	17,455	15,262	17,455	15,262
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$32,844	$42,915	$395,399	$378,961	$428,243	$421,876

At March 31, 2019, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings of $32,844,000. At December 31, 2018, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $7,000,000 and long-term borrowings with a total amount of $35,915,000. Additional information regarding borrowed funds is included in Note 8 to the unaudited consolidated financial statements.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations or use repurchase agreements placed with brokers to borrow funds secured by investment assets. At March 31, 2019, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $210,626,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations, including the impact of additional lending opportunities and other potential cash requirements arising from the Monument merger discussed in the Monument Acquisition section of Management’s Discussion and Analysis.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

As required by the Economic Growth, Regulatory Relief, and Consumer Protection Act (discussed further in the Recent Legislative Developments section of Management’s Discussion and Analysis), in August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at March 31, 2019; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Details concerning capital ratios at March 31, 2019 and December 31, 2018 are presented below. Management believes, as of March 31, 2019, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at March 31, 2019 and December 31, 2018 exceed the Corporation’s Board policy threshold levels.

(Dollars in Thousands)							Minimum To Be Well
			Minimum		Minimum To Maintain		Capitalized Under		Minimum To Meet
			Capital		Capital Conservation		Prompt Corrective		the Corporation's
	Actual		Requirement		Buffer at Reporting Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019:
Total capital to risk-weighted assets:
Consolidated	$199,391	24.60%	N/A	N/A	N/A	N/A	N/A	N/A	$85,119	³10.5%
C&N Bank	167,025	20.71%	64,533	³8%	84,699	³10.5%	80,666	³10%	84,699	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	190,820	23.54%	N/A	N/A	N/A	N/A	N/A	N/A	68,906	³8.5%
C&N Bank	158,454	19.64%	48,400	³6%	68,566	³8.5%	64,533	³8%	68,566	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	190,820	23.54%	N/A	N/A	N/A	N/A	N/A	N/A	56,746	³7%
C&N Bank	158,454	19.64%	36,300	³4.5%	56,466	³7.0%	52,433	³6.5%	56,466	³7%
Tier 1 capital to average assets:
Consolidated	190,820	15.01%	N/A	N/A	N/A	N/A	N/A	N/A	101,684	³8%
C&N Bank	158,454	12.62%	50,231	³4%	N/A	N/A	62,789	³5%	100,463	³8%

December 31, 2018:
Total capital to risk-weighted assets:
Consolidated	$199,226	24.42%	N/A	N/A	N/A	N/A	N/A	N/A	$85,653	³10.5%
C&N Bank	176,499	21.75%	64,916	³8%	80,130	³9.875%	81,145	³10%	85,202	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	189,589	23.24%	N/A	N/A	N/A	N/A	N/A	N/A	69,338	³8.5%
C&N Bank	166,862	20.56%	48,687	³6%	63,901	³7.875%	64,916	³8%	68,973	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	189,589	23.24%	N/A	N/A	N/A	N/A	N/A	N/A	57,102	³7%
C&N Bank	166,862	20.56%	36,515	³4.5%	51,730	³6.375%	52,744	³6.5%	56,801	³7%
Tier 1 capital to average assets:
Consolidated	189,589	14.78%	N/A	N/A	N/A	N/A	N/A	N/A	102,634	³8%
C&N Bank	166,862	13.16%	50,715	³4%	N/A	N/A	63,394	³5%	101,430	³8%

Management expects C&N Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions and the applicable capital conservation buffer, including the impact of the Monument merger discussed in Note 12 to the unaudited, consolidated financial statements, for the next 12 months and for the foreseeable future.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In July 2013, the federal regulatory authorities issued a new capital rule based, in part, on revisions developed by the Basel Committee on Banking Supervision to the Basel capital framework (Basel III). This capital rule provides that, to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. In 2019, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

Minimum common equity tier 1 capital ratio	4.5%
Minimum common equity tier 1 capital ratio plus capital conservation buffer	7.0%
Minimum tier 1 capital ratio	6.0%
Minimum tier 1 capital ratio plus capital conservation buffer	8.5%
Minimum total capital ratio	8.0%
Minimum total capital ratio plus capital conservation buffer	10.5%

A banking organization with a buffer greater than 2.5% over the minimum risk-based capital ratios would not be subject to additional limits on dividend payments or discretionary bonus payments; however, a banking organization with a buffer less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. Also, a banking organization is prohibited from making dividend payments or discretionary bonus payments if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% as of the beginning of that quarter. Eligible net income is defined as net income for the four calendar quarters preceding the current calendar quarter, net of any distributions and associated tax effects not already reflected in net income. A summary of payout restrictions based on the capital conservation buffer is as follows:

Capital Conservation Buffer	Maximum Payout
(as a % of risk-weighted assets)	(as a % of eligible retained income)
Greater than 2.5%	No payout limitation applies
≤2.5% and >1.875%	60%
≤1.875% and >1.25%	40%
≤1.25% and >0.625%	20%
≤0.625%	0%

At March 31, 2019, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 12.71%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income (Loss) within stockholders’ equity. The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains (losses) on available-for-sale debt securities, net of deferred income tax, amounted to ($941,000) at March 31, 2019 and ($4,307,000) at December 31, 2018. Changes in accumulated other comprehensive income (loss) are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale debt securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at March 31, 2019.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $300,000 at March 31, 2019 and $137,000 at December 31, 2018.

COMPREHENSIVE INCOME

Comprehensive Income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as Other Comprehensive Income. Changes in the components of Accumulated Other Comprehensive Income (Loss) are included in Other Comprehensive Income, and for the Corporation, consist of changes in unrealized gains or losses on available-for-sale debt securities and changes in underfunded or overfunded defined benefit plans. Fluctuations in interest rates significantly affect fair values of available-for-sale debt securities, and accordingly have an effect on Other Comprehensive Income (Loss) in each period.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Comprehensive Income totaled $8,619,000 for the first quarter 2019 as compared to $621,000 in the first quarter 2018. For the three months ended March 31, 2019, Comprehensive Income included: (1) Net Income of $5,090,000, which was $715,000 higher than in the first quarter 2018; (2) Other Comprehensive Income from available-for-sale debt securities of $3,366,000 as compared to Other Comprehensive Loss of ($3,824,000) in the first quarter 2018; and (3) Other Comprehensive Income from defined benefit plans of $163,000 for the first quarter 2019 as compared to $70,000 for the first quarter 2018.

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

As noted in the Stockholders’ Equity and Capital Adequacy section of Management’s Discussion and Analysis, as required by the Act, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement, raising the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company, subject to other conditions. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at March 31, 2019. Further, qualification as a small bank holding company allows the Corporation to file more abbreviated, and less frequent, consolidated and holding company reports with the Federal Reserve.

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

MONUMENT ACQUISITION

As described in Note 12 to the unaudited consolidated financial statements, the Corporation’s acquisition of Monument was completed on April 1, 2019. Accordingly, except for previously discussed merger-related expenses, the first quarter 2019 financial statements were not significantly affected by the transaction.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Monument was the parent company of Monument Bank, a commercial bank which operated two community bank offices and one loan production office in Bucks County, Pennsylvania. Effective April 1, 2019, Monument merged into the Corporation, and Monument Bank merged into C&N Bank. The transaction was structured such that, overall, 20% of the Monument shares were converted into cash and 80% of the Monument shares were converted into Corporation stock. Holders of Monument common stock prior to the consummation of the merger own approximately 9.4% of the Corporation’s common stock outstanding following the merger.

The estimated total purchase consideration is valued at approximately $42.7 million based on the average of the high and low trading price of the Corporation’s common stock on April 1, 2019. As of March 31, 2019, Monument reported total assets of $376 million, including gross loans of $263 million, total deposits of $224 million and total stockholders’ equity of $27 million. Management is in the process of completing the detailed accounting analysis required for the acquisition, including completion of an updated credit review of the acquired loan portfolio and determination of the fair values of the assets acquired and liabilities assumed as of the acquisition date.

Management expects the Corporation will incur merger-related expenses in the second quarter 2019 ranging between $2,900,000 and $3,500,000, including costs associated with termination of data processing contracts, conversion of Monument’s customer accounting data into the Corporation’s core system, severance and similar expenses, investment banking fees and various other costs.

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

There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed February 21, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth a summary of the purchases by the Corporation of its common stock during the first quarter 2019. All of the purchases were of common stock withheld to satisfy tax obligations of employees or independent directors due upon vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2019	7,392	$25.64	0	600,000
February 1 - 28, 2019	0	$0	0	600,000
March 1 - 31, 2019	0	$0	0	600,000

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

CITIZENS & NORTHERN CORPORATION

May 7, 2019	By: /s/ J. Bradley Scovill
Date	President and Chief Executive Officer

May 7, 2019	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer

