Form 10-Q
period 2019-06-30
CITIZENS & NORTHERN CORP
filed 2019-08-06
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	13,687,999 Shares Outstanding on August 6, 2019

CITIZENS & NORTHERN CORPORATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data) (Unaudited)	June 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks:
Noninterest-bearing	$20,693	$20,970
Interest-bearing	18,812	16,517
Total cash and due from banks	39,505	37,487
Available-for-sale debt securities, at fair value	363,465	363,273
Marketable equity security	976	950
Loans held for sale	1,131	213

Loans receivable	1,116,683	827,563
Allowance for loan losses	(8,200)	(9,309)
Loans, net	1,108,483	818,254

Bank-owned life insurance	18,430	19,035
Accrued interest receivable	5,306	3,968
Bank premises and equipment, net	16,114	14,592
Foreclosed assets held for sale	3,305	1,703
Deferred tax asset, net	2,171	4,110
Goodwill and other intangibles, net	30,013	11,951
Other assets	20,786	15,357
TOTAL ASSETS	$1,609,685	$1,290,893

LIABILITIES
Deposits:
Noninterest-bearing	$299,638	$272,520
Interest-bearing	984,505	761,252
Total deposits	1,284,143	1,033,772
Short-term borrowings	27,493	12,853
Long-term borrowings	38,273	35,915
Subordinated debt	7,000	0
Accrued interest and other liabilities	13,060	10,985
TOTAL LIABILITIES	1,369,969	1,093,525

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares; issued 13,934,996 and outstanding 13,687,999 at June 30, 2019; issued 12,655,171 and outstanding 12,319,330 December 31, 2018	13,935	12,655
Paid-in capital	103,953	72,602
Retained earnings	123,112	122,643
Treasury stock, at cost; 246,997 shares at June 30, 2019 and 335,841 shares at December 31, 2018	(4,716)	(6,362)
Accumulated other comprehensive income (loss)	3,432	(4,170)
TOTAL STOCKHOLDERS' EQUITY	239,716	197,368
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,609,685	$1,290,893

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Income	3 Months Ended		6 Months Ended
(In Thousands Except Per Share Data) (Unaudited)	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans:
Taxable	$14,098	$9,575	$24,046	$18,776
Tax-exempt	524	560	1,088	1,116
Interest on mortgages held for sale	6	4	9	6
Interest on balances with depository institutions	149	96	265	146
Income from available-for-sale debt securities:
Taxable	1,826	1,381	3,660	2,744
Tax-exempt	531	712	1,125	1,425
Dividends on marketable equity security	5	6	11	11
Total interest and dividend income	17,139	12,334	30,204	24,224
INTEREST EXPENSE
Interest on deposits	2,363	879	3,416	1,608
Interest on short-term borrowings	228	82	307	281
Interest on long-term borrowings	228	118	446	183
Interest on subordinated debt	115	0	115	0
Total interest expense	2,934	1,079	4,284	2,072
Net interest income	14,205	11,255	25,920	22,152
(Credit) Provision for loan losses	(4)	(20)	(961)	272
Net interest income after (credit) provision for loan losses	14,209	11,275	26,881	21,880
NONINTEREST INCOME
Trust and financial management revenue	1,583	1,526	2,943	2,948
Brokerage revenue	361	271	668	483
Insurance commissions, fees and premiums	48	13	78	57
Service charges on deposit accounts	1,277	1,302	2,527	2,506
Service charges and fees	89	82	168	168
Interchange revenue from debit card transactions	699	641	1,342	1,220
Net gains from sale of loans	221	166	308	350
Loan servicing fees, net	35	61	63	189
Increase in cash surrender value of life insurance	99	98	191	195
Other noninterest income	437	529	967	979
Sub-total	4,849	4,689	9,255	9,095
Gain on restricted equity security	0	1,750	0	1,750
Realized gains (losses) on available-for-sale debt securities, net	7	(282)	7	(282)
Total noninterest income	4,856	6,157	9,262	10,563
NONINTEREST EXPENSE
Salaries and wages	5,276	4,193	9,769	8,317
Pensions and other employee benefits	1,225	1,200	2,843	2,810
Occupancy expense, net	665	613	1,322	1,250
Furniture and equipment expense	333	313	634	584
Data processing expenses	962	694	1,765	1,335
Automated teller machine and interchange expense	277	319	466	641
Pennsylvania shares tax	347	336	694	672
Professional fees	331	279	553	555
Telecommunications	176	157	340	390
Directors' fees	141	168	324	352
Merger-related expenses	3,301	0	3,612	0
Other noninterest expense	1,689	1,412	3,408	2,673
Total noninterest expense	14,723	9,684	25,730	19,579
Income before income tax provision	4,342	7,748	10,413	12,864
Income tax provision	693	1,377	1,674	2,118
NET INCOME	$3,649	$6,371	$8,739	$10,746
EARNINGS PER COMMON SHARE - BASIC	$0.27	$0.52	$0.67	$0.88
EARNINGS PER COMMON SHARE - DILUTED	$0.27	$0.52	$0.67	$0.87

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income	Three Months Ended		Six Months Ended
(In Thousands) (Unaudited)	June 30,		June 30,
	2019	2018	2019	2018
Net income	$3,649	$6,371	$8,739	$10,746

Unrealized gains (losses) on available-for-sale debt securities:
Unrealized holding gains (losses) on available-for-sale debt securities	5,170	(1,292)	9,431	(6,131)
Reclassification adjustment for (gains) losses realized in income	(7)	282	(7)	282
Other comprehensive gain (loss) on available-for-sale debt securities	5,163	(1,010)	9,424	(5,849)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in accumulated other comprehensive gain (loss)	0	0	214	93
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(7)	(5)	(15)	(10)
Other comprehensive (loss) gain on unfunded retirement obligations	(7)	(5)	199	83

Other comprehensive income (loss) before income tax	5,156	(1,015)	9,623	(5,766)
Income tax related to other comprehensive (income) loss	(1,083)	214	(2,021)	1,211

Net other comprehensive income (loss)	4,073	(801)	7,602	(4,555)

Comprehensive income	$7,722	$5,570	$16,341	$6,191

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	6 Months Ended
(In Thousands) (Unaudited)	June 30,	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,739	$10,746
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for loan losses	(961)	272
Realized (gains) losses on available-for-sale debt securities, net	(7)	282
Unrealized (gain) loss on marketable equity security	(26)	23
Gain on restricted equity security	0	(1,750)
Depreciation and amortization expense	843	850
Accretion and amortization on securities, net	505	512
Increase in cash surrender value of life insurance	(191)	(195)
Stock-based compensation and other expense	431	338
Deferred income taxes	583	196
Decrease in fair value of servicing rights	148	26
Gains on sales of loans, net	(308)	(350)
Origination of loans held for sale	(9,783)	(10,730)
Proceeds from sales of loans held for sale	9,107	11,571
Increase in accrued interest receivable and other assets	(254)	(454)
(Decrease) increase in accrued interest payable and other liabilities	(1,188)	677
Other	(54)	193
Net Cash Provided by Operating Activities	7,584	12,207
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents used in business combination	(1,778)	0
Proceeds from maturities of certificates of deposit	100	820
Purchase of certificates of deposit	0	(350)
Proceeds from sales of available-for-sale debt securities	95,139	0
Proceeds from calls and maturities of available-for-sale debt securities	34,825	23,605
Purchase of available-for-sale debt securities	(26,662)	(22,355)
Redemption of Federal Home Loan Bank of Pittsburgh stock	6,723	4,020
Purchase of Federal Home Loan Bank of Pittsburgh stock	(3,148)	(2,542)
Net increase in loans	(30,385)	(5,712)
Proceeds from bank owned life insurance	796	1,443
Purchase of premises and equipment	(925)	(687)
Proceeds from sale of foreclosed assets	227	1,243
Other	75	84
Net Cash Provided by (Used in) Investing Activities	74,987	(431)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	26,931	32,450
Net decrease in short-term borrowings	(96,990)	(44,597)
Proceeds from long-term borrowings	22,500	18,000
Repayments of long-term borrowings and subordinated debt	(25,517)	(135)
Sale of treasury stock	198	65
Purchase of vested restricted stock	(189)	0
Common dividends paid	(7,386)	(5,858)
Net Cash Used in Financing Activities	(80,453)	(75)
INCREASE IN CASH AND CASH EQUIVALENTS	2,118	11,701
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	32,827	37,004
CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,945	$48,705
SUPPLEMENTAL DISCLOSURES:
Right-of-use assets recognized at adoption of ASU 2016-02	$1,132	$0
Leased assets obtained in exchange for new operating lease liabilities	$745	$0
Assets acquired through foreclosure of real estate loans	$824	$2,486
Interest paid	$3,846	$2,011
Income taxes paid	$950	$1,275

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

(In Thousands Except Share and Per Share Data) (Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Six Months Ended June 30, 2019
Balance, December 31, 2018	12,655,171	335,841	$12,655	$72,602	$122,643	$(4,170)	$(6,362)	$197,368
Net income					8,739			8,739
Other comprehensive income, net						7,602		7,602
Cash dividends declared on common stock, $.64 per share					(8,270)			(8,270)
Shares issued for dividend reinvestment plan		(33,172)		251			633	884
Shares issued from treasury and redeemed related to exercise of stock options		(18,071)		(146)			344	198
Restricted stock granted		(48,137)		(918)			918	0
Forfeiture of restricted stock		3,144		60			(60)	0
Stock-based compensation expense				431				431
Purchase of restricted stock for tax withholding		7,392					(189)	(189)
Shares issued for acquisition of Monument Bancorp, Inc., net of equity issuance costs	1,279,825		1,280	31,673				32,953
Balance, June 30, 2019	13,934,996	246,997	$13,935	$103,953	$123,112	$3,432	$(4,716)	$239,716

Six Months Ended June 30, 2018
Balance, December 31, 2017	12,655,171	440,646	$12,655	$72,035	$113,608	$(1,507)	$(8,348)	$188,443
Impact of change in enacted income tax rate (a)					325	(325)		0
Impact of change in method of premium amortization of callable debt securities (b)					(26)	26		0
Impact of change in method of accounting for marketable equity security (c)					(22)	22		0
Net income					10,746			10,746
Other comprehensive loss, net						(4,555)		(4,555)
Cash dividends declared on common stock, $.54 per share					(6,619)			(6,619)
Shares issued for dividend reinvestment plan		(31,572)		163			598	761
Shares issued from treasury and redeemed related to exercise of stock options		(7,417)		(75)			140	65
Restricted stock granted		(34,552)		(655)			655	0
Forfeiture of restricted stock		7,528		141			(141)	0
Stock-based compensation expense				338				338
Balance, June 30, 2018	12,655,171	374,633	$12,655	$71,947	$118,012	$(6,339)	$(7,096)	$189,179

(a)	As described in more detail in the Recent Accounting Pronouncements - Adopted section of Note 1, this reclassification resulted from adoption of Accounting Standards Update (ASU) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, effective January 1, 2018.

(b)	As described in more detail in the Recent Accounting Pronouncements - Adopted section of Note 1, this reclassification resulted from adoption of ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), effective January 1, 2018.

(c)	As described in more detail in the Recent Accounting Pronouncements - Adopted section of Note 1, this reclassification resulted from adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, effective January 1, 2018.

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

Operating results reported for the three-month and six-month periods ended June 30, 2019 might not be indicative of the results for the year ending December 31, 2019. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements - Adopted

Effective January 1, 2019, the Corporation adopted ASU 2016-02, Leases (Topic 842), as modified by subsequent ASUs, which changed GAAP by requiring that lease assets and liabilities arising from operating leases be recognized on the balance sheet. Topic 842, as modified, does not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee from prior U.S. GAAP. For leases with a term of 12 months or less, the Corporation made an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. The Corporation elected to adopt this pronouncement using an optional transition method resulting in recognition of right-of-use assets and lease liabilities for operating leases of $1,132,000 on its consolidated balance sheets at January 1, 2019, with no adjustment to stockholders’ equity and no material impact to its consolidated statements of income. At June 30, 2019, right-of-use assets of $1,760,000 were included in other assets, and the related liabilities totaling the same amount were included in accrued interest and other liabilities, in the unaudited consolidated balance sheets.

Effective January 1, 2018, the Corporation adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  Under the ASU, as modified by subsequent ASUs, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration the entity expects to receive in exchange for those services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The Corporation applied the five-step method outlined in the ASU to all revenue streams scoped-in by the ASU and elected the modified retrospective implementation method. Substantially all of the Corporation’s interest income and certain noninterest income were not impacted by the adoption of this ASU because the revenue from those contracts with customers is covered by other guidance in U.S. GAAP. The Corporation’s largest sources of noninterest revenue which are subject to the guidance include Trust and financial management revenue, service charges on deposit accounts and interchange revenue from debit card transactions. Adoption of ASU 2014-09 did not change the timing and pattern of the Corporation’s revenue recognition related to scoped-in noninterest income. Disclosures required by the ASU have been included in Note 12.

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

Effective January 1, 2018, the Corporation adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 was effective for the Corporation on January 1, 2018 and resulted in the following changes:

·	A marketable equity security previously included in available-for-sale securities on the consolidated balance sheets is presented as a separate asset.

·	Changes in the fair value of the marketable equity security are captured in the consolidated statements of income.

·	Retained earnings was reduced and a corresponding increase in accumulated other comprehensive loss was recognized (no net change in stockholders’ equity) of $22,000 at January 1, 2018 for the after-tax impact of the change in accounting for the unrealized loss on the marketable equity security.

·	Adoption of ASU 2016-01 also resulted in the use of an exit price to determine the fair value of financial instruments not measured at fair value in the consolidated balance sheets. Further information regarding valuation of financial instruments is provided in Note 13.

Recently Issued But Not Yet Effective Accounting Pronouncements

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), as modified by subsequent ASUs, changes accounting for credit losses on loans receivable and debt securities from an incurred loss methodology to an expected credit loss methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, ASU 2016-13 requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, though the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The effect of implementing this ASU is recorded through a cumulative-effect adjustment to retained earnings. The Corporation has formed a cross functional management team and is working with an outside vendor assessing alternative loss estimation methodologies, the Corporation’s data and system needs and the impact of loans acquired in the merger with Monument Bancorp, Inc. (described in more detail in Note 2) to evaluate the impact that adoption of this standard will have on the Corporation’s financial condition and results of operations. The amendments in ASU 2016-13 would be effective for the Corporation beginning in the first quarter 2020. In July 2019, the FASB tentatively decided to delay the required implementation date of ASU 2016-13 for smaller reporting companies. If the decision to delay required implementation is finalized, the Corporation would be required to implement the ASU on January 1, 2023.

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

2. BUSINESS COMBINATION - MONUMENT BANCORP, INC.

The Corporation completed its acquisition of 100% of the common stock of Monument Bancorp, Inc. (“Monument”) on April 1, 2019. Monument was the parent company of Monument Bank, a commercial bank which operated two community bank offices and one lending office in Bucks County, Pennsylvania. Pursuant to the merger, Monument was merged into Citizens & Northern Corporation and Monument Bank was merged into C&N Bank. Management believes the acquisition provides an opportunity to leverage the Corporation’s capital and deposits in a higher growth market and aligns with the Corporation’s focus to proactively deploy capital to enhance long-term shareholder value.

The unaudited consolidated financial statements include the formerly separate Monument operations from April 1, 2019 through June 30, 2019. Since the activities of the former Monument operations have been combined with those of the Corporation, separate disclosure of Monument-related financial information included in the unaudited consolidated financial statements is not practicable.

Total purchase consideration was $42,651,000, including cash paid to former Monument shareholders totaling $9,517,000 and 1,279,825 shares of Corporation common stock issued with a value of $32,953,000, (net of costs directly related to stock issuance of $181,000 included in the cash portion of merger consideration transferred in the table below).

The merger was accounted for using the acquisition method of accounting and, accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available.

The preliminary fair value of assets acquired, excluding goodwill, totaled $374,922,000, while the preliminary fair value of liabilities assumed totaled $348,947,000. Goodwill represents consideration transferred in excess of the fair value of the net assets acquired. At April 1, 2019, the Corporation recognized preliminary goodwill of $16,676,000 associated with the acquisition. The goodwill resulting from the acquisition represents the value expected from the expansion of the Corporation’s market into Southeastern Pennsylvania. Goodwill acquired in the Monument merger is not deductible for tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes.

The following table summarizes the consideration paid for Monument and the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(In Thousands)
Fair value of consideration transferred:
Cash	$9,698
Common stock issued	32,953
Total consideration transferred	$42,651

Preliminary estimated fair values of assets acquired and (liabilities) assumed:
Cash and cash equivalents	$7,920
Available-for-sale debt securities	94,568
Loans receivable	259,295
Accrued interest receivable	1,593
Bank premises and equipment	1,465
Foreclosed assets held for sale	1,064
Deferred tax asset, net	664
Core deposit intangible	1,461
Goodwill	16,676
Other assets	6,892
Deposits	(223,303)
Short-term borrowings	(111,568)
Subordinated debt	(12,375)
Accrued interest and other liabilities	(1,701)
Estimated excess fair value of assets acquired over liabilities assumed	$42,651

In the consolidated statements of cash flows, noncash investing and financing activities include the issuance of common stock as part of the merger consideration as well as the following categories of assets acquired and liabilities assumed from Monument as reflected in the table above: available-for-sale debt securities, loans receivable, bank premises and equipment, foreclosed assets held for sale, core deposit intangible, goodwill, Federal Home Loan Bank of Pittsburgh stock of $5,478,000 (included in other assets above), deposits, short-term borrowings and subordinated debt.

Acquisition date fair values for available-for-sale securities were determined using Level 1 inputs consistent with the methods discussed further in Note 13. The Corporation sold the acquired securities in April 2019 for approximately no realized gain or loss.

The determination of estimated fair values of the acquired loans required the Corporation to make certain estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. Based on such factors as past due status, nonaccrual status, bankruptcy status, and credit risk ratings, the acquired loans were evaluated, and four loans (from three relationships) displayed evidence of credit quality deterioration. These loans are accounted for under ASC 310-30 (purchased credit impaired, or “PCI”). The majority of the purchased loans did not display evidence of impairment, and thus are accounted for under ASC 310-20. Expected cash flows, both principal and interest, were estimated based on key assumptions covering such factors as prepayments, default rates and severity of loss given default. These assumptions were developed using both Monument’s historical experience and the portfolio characteristics as of the acquisition date as well as available market research. The fair value estimates for acquired loans were based on the amount and timing of expected principal, interest and other cash flows, including expected prepayments, discounted at prevailing market interest rates applicable to the types of acquired loans, which the Corporation considers Level 3 fair value measurements.

Loans acquired from Monument were measured at fair value at the acquisition date with no carryover of an allowance for loan losses. The following table presents performing and PCI loans acquired, by loan segment and class, at April 1, 2019:

(In Thousands)
	Performing	PCI	Total
Residential mortgage:
Residential mortgage loans - first liens	$107,645	$77	$107,722
Residential mortgage loans - junior liens	2,433	0	2,433
Home equity lines of credit	2,674	0	2,674
1-4 Family residential construction	510	0	510
Total residential mortgage	113,262	77	113,339
Commercial:
Commercial loans secured by real estate	113,821	364	114,185
Commercial and industrial	7,571	0	7,571
Commercial construction and land	4,617	0	4,617
Loans secured by farmland	267	0	267
Multi-family (5 or more) residential	17,493	0	17,493
Other commercial loans	835	0	835
Total commercial	144,604	364	144,968
Consumer	988	0	988
Total	$258,854	$441	$259,295

The following table presents the preliminary fair value adjustments made to the amortized cost basis of loans acquired at April 1, 2019:

(In Thousands)
Gross amortized cost at acquisition	$263,334
Market rate adjustment	(1,807)
Credit fair value adjustment on non-credit impaired loans	(1,914)
Credit fair value adjustment on impaired loans	(318)
Estimated fair value of acquired loans	$259,295

The market rate adjustment represents the movement in interest rates, irrespective of credit adjustments, compared to the contractual rates of the acquired loans. The credit adjustment made on non-PCI loans represents changes in credit quality of the underlying borrowers from loan inception to the acquisition date.

The credit adjustment on PCI loans is derived in accordance with ASC 310-30 and represents the portion of the loan balances that have been deemed uncollectible for each loan. The PCI loans are secured by real estate and the fair value of each loan was determined based on the estimated proceeds to be derived from selling the collateral, net of selling costs. The PCI loans were placed into nonaccrual status upon acquisition (and remained in nonaccrual status at June 30, 2019) as the Corporation cannot reasonably estimate cash flows expected to be collected in order to compute yield on the loans.

The Corporation recognized a core deposit intangible of $1,461,000. The core deposit intangible represents the estimated value of lower-cost funding provided by the nonmaturity deposits assumed in comparison with the Corporation’s estimated cost of borrowing funds in the market. The core deposit intangible will be amortized over a weighted-average life of 4.4 years.

Deposit liabilities assumed were segregated into two categories: (1) nonmaturity deposits (checking, savings and money market), and (2) time deposits (deposit accounts with a stated maturity). The fair values of both categories of deposits were determined using level 2 fair value measurements. For nonmaturity deposits, the acquisition date outstanding balance of the assumed demand deposit accounts approximates fair value. In determining the fair value of time deposits, the Corporation discounted the contractual cash flows of the deposit accounts using prevailing market interest rates for time deposit accounts of similar type and duration.

Short-term borrowings assumed consisted of advances from the Federal Home Loan Bank of Pittsburgh. The fair value of short-term borrowings was determined using Level 2 measurements by discounting the contractual cash flows of the borrowings using Federal Home Loan Bank interest rates available April 1, 2019 for advances to the same maturities as those of the deposits assumed.

Subordinated debt assumed included two issues: (1) agreements with par values totaling $5,375,000 which were redeemed on April 1, 2019; and (2) agreements with par values totaling $7,000,000, maturing April 1, 2027 and which may be redeemed at par beginning April 1, 2022. The fair value of subordinated debt was determined using Level 2 measurements by comparing the interest rates on the debt to the rates on similar recent issues of comparable size by other similar-sized banking companies.

The Corporation incurred merger-related expenses of $3,301,000 in the second quarter 2019. For the six months ended June 30, 2019, merger-related expenses totaled $3,612,000. Merger-related expenses include costs associated with termination of data processing contracts, conversion of Monument’s customer accounting data into the Corporation’s core system, severance and similar expenses, legal and other professional fees and various other costs.

The following table presents pro forma information as if the merger between the Corporation and Monument had been completed on January 1, 2018. The pro forma information does not necessarily reflect the results of operations that would have occurred had the merger taken place at the beginning of 2018. The supplemental pro forma information excludes merger-related expenses totaling $3,301,000 in the second quarter 2019, or $2,628,000 net of tax. Similarly, the pro forma information excludes merger-related expenses totaling $4,078,000 in the six months ended June 30, 2019 (including $466,000 incurred by Monument), or $3,270,000 net of tax. The pro forma information does not include the impact of possible business model changes nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies or other factors.

(In Thousands Except Per Share Data)	3 Months Ended		6 Months Ended
(Unaudited)	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Interest income	$17,012	$16,511	$34,466	$32,053
Interest expense	2,730	2,511	5,861	4,764
Net interest income	14,282	14,000	28,605	27,289
(Credit) provision for loan losses	(4)	(10)	(916)	277
Net interest income after (credit) provision for loan losses	14,286	14,010	29,521	27,012
Noninterest income	4,849	4,739	9,271	9,172
Net gains on securities	7	1,468	7	2,198
Other noninterest expenses	11,464	11,524	23,883	23,092
Income before income tax provision	7,678	8,693	14,916	15,290
Income tax provision	1,373	1,573	2,600	2,613
Net income	$6,305	$7,120	$12,316	$12,677

Earnings per common share - basic	$0.46	$0.53	$0.90	$0.94
Earnings per common share - diluted	$0.46	$0.52	$0.90	$0.93

3. PER SHARE DATA

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

(In Thousands, Except Share and Per Share Data)

	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Basic
Net income	$3,649,000	$6,371,000	$8,739,000	$10,746,000
Less: Dividends and undistributed earnings allocated to participating securities	(19,000)	(32,000)	(46,000)	(55,000)
Net income attributable to common shares	$3,630,000	$6,339,000	$8,693,000	$10,691,000
Basic weighted-average common shares outstanding	13,597,848	12,210,902	12,956,916	12,200,245
Basic earnings per common share (a)	$0.27	$0.52	$0.67	$0.88

Diluted
Net income attributable to common shares	$3,630,000	$6,339,000	$8,693,000	$10,691,000
Basic weighted-average common shares outstanding	13,597,848	12,210,902	12,956,916	12,200,245
Dilutive effect of potential common stock arising from stock options	25,106	37,243	25,445	36,273
Diluted weighted-average common shares outstanding	13,622,954	12,248,145	12,982,361	12,236,518
Diluted earnings per common share (a)	$0.27	$0.52	$0.67	$0.87
Weighted-average nonvested restricted shares outstanding	70,366	61,172	68,016	63,175

(a) Basic and diluted earnings per share under the two-class method are determined on net income reported on the consolidated statements of income, less earnings allocated to non-vested restricted shares with nonforfeitable dividends (participating securities).

Anti-dilutive stock options are excluded from net income per share calculations. There were no anti-dilutive instruments in the three-month or six-month periods ended June 30, 2019 and 2018.

4. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2019
Unrealized gains on available-for-sale debt securities:
Unrealized holding gains on available-for-sale securities	$9,431	$(1,980)	$7,451
Reclassification adjustment for (gains) realized in income	(7)	1	(6)
Other comprehensive income on available-for-sale debt securities	9,424	(1,979)	7,445

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	214	(45)	169
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(15)	3	(12)
Other comprehensive income on unfunded retirement obligations	199	(42)	157

Total other comprehensive income	$9,623	$(2,021)	$7,602

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2018
Unrealized losses on available-for-sale debt securities:
Unrealized holding losses on available-for-sale securities	$(6,131)	$1,287	$(4,844)
Reclassification adjustment for losses realized in income	282	(59)	223
Other comprehensive loss on available-for-sale debt securities	(5,849)	1,228	(4,621)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	93	(19)	74
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(10)	2	(8)
Other comprehensive income on unfunded retirement obligations	83	(17)	66

Total other comprehensive loss	$(5,766)	$1,211	$(4,555)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended June 30, 2019
Unrealized gains on available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$5,170	$(1,085)	$4,085
Reclassification adjustment for (gains) realized in income	(7)	1	(6)
Other comprehensive income on available-for-sale debt securities	5,163	(1,084)	4,079

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	0	0	0
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(7)	1	(6)
Other comprehensive loss on unfunded retirement obligations	(7)	1	(6)

Total other comprehensive income	$5,156	$(1,083)	$4,073

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended June 30, 2018
Unrealized losses on available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(1,292)	$272	$(1,020)
Reclassification adjustment for losses realized in income	282	(59)	223
Other comprehensive loss on available-for-sale debt securities	(1,010)	213	(797)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	0	0	0
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(5)	1	(4)
Other comprehensive loss on unfunded retirement obligations	(5)	1	(4)

Total other comprehensive loss	$(1,015)	$214	$(801)

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

(In Thousands)	Unrealized		Accumulated
	Gains	Unfunded	Other
	(Losses)	Retirement	Comprehensive
	on Securities	Obligations	Income (Loss)
Six Months Ended June 30, 2019
Balance, beginning of period	$(4,307)	$137	$(4,170)
Other comprehensive income during six months ended June 30, 2019	7,445	157	7,602
Balance, end of period	$3,138	$294	$3,432

Six Months Ended June 30, 2018
Balance, beginning of period	$(1,566)	$59	$(1,507)
Impact of change in enacted income tax rate	(337)	12	(325)
Impact of change in the method of premium amortization of callable debt securities	26	0	26
Impact of change in the method of accounting for marketable equity security	22	0	22
Other comprehensive (loss) income during six months ended June 30, 2018	(4,621)	66	(4,555)
Balance, end of period	$(6,476)	$137	$(6,339)

Three Months Ended June 30, 2019
Balance, beginning of period	$(941)	$300	$(641)
Other comprehensive income (loss) during three months ended June 30, 2019	4,079	(6)	4,073
Balance, end of period	$3,138	$294	$3,432

Three Months Ended June 30, 2018
Balance, beginning of period	$(5,679)	$141	$(5,538)
Other comprehensive (loss) during three months ended June 30, 2018	(797)	(4)	(801)
Balance, end of period	$(6,476)	$137	$(6,339)

Items reclassified out of each component of other comprehensive income (loss) are as follows:

For the Six Months Ended June 30, 2019
(In Thousands)	Reclassified from
Accumulated Other
Details about Accumulated Other	Comprehensive	Affected Line Item in the Consolidated
Comprehensive Income (Loss) Components	Income (Loss)	Statements of Income
Unrealized gains and losses on available-for-sale debt securities	$(7)	Realized gains on available-for-sale debt securities, net
	1	Income tax provision
	(6)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(15)	Other noninterest expense
	3	Income tax provision
	(12)	Net of tax
Total reclassifications for the period	$(18)

For the Six Months Ended June 30, 2018
(In Thousands)
	Reclassified from
	Accumulated Other
Details about Accumulated Other	Comprehensive	Affected Line Item in the Consolidated
Comprehensive Income (Loss) Components	Income (Loss)	Statements of Income
Unrealized gains and losses on available-for-sale debt securities	$282	Realized losses on available-for-sale debt securities, net
	(59)	Income tax provision
	223	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(16)	Other noninterest expense
Actuarial loss	6	Other noninterest expense
	(10)	Total before tax
	2	Income tax provision
	(8)	Net of tax
Total reclassifications for the period	$215

For the Three Months Ended June 30, 2019
(In Thousands)
	Reclassified from
	Accumulated Other
Details about Accumulated Other	Comprehensive	Affected Line Item in the Consolidated
Comprehensive Income (Loss) Components	Income (Loss)	Statements of Income
Unrealized gains and losses on available-for-sale debt securities	$(7)	Realized gains on available-for-sale debt securities, net
	1	Income tax provision
	(6)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(7)	Other noninterest expense
	1	Income tax provision
	(6)	Net of tax
Total reclassifications for the period	$(12)

For the Three Months Ended June 30, 2018
(In Thousands)
	Reclassified from
	Accumulated Other
Details about Accumulated Other	Comprehensive	Affected Line Item in the Consolidated
Comprehensive Income (Loss) Components	Income (Loss)	Statements of Income
Unrealized gains and losses on available-for-sale debt securities	$282	Realized losses on available-for-sale debt securities, net
	(59)	Income tax provision
	223	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(8)	Other noninterest expense
Actuarial loss	3	Other noninterest expense
	(5)	Total before tax
	1	Income tax provision
	(4)	Net of tax
Total reclassifications for the period	$219

5. CASH AND DUE FROM BANKS

Cash and due from banks at June 30, 2019 and December 31, 2018 include the following:

(In thousands)	June 30,	Dec. 31,
	2019	2018
Cash and cash equivalents	$34,945	$32,827
Certificates of deposit	4,560	4,660
Total cash and due from banks	$39,505	$37,487

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $17,335,000 at June 30, 2019 and $18,141,000 at December 31, 2018.

6. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at June 30, 2019 and December 31, 2018 are summarized as follows:

		June 30, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$16,918	$652	$0	$17,570
Obligations of states and political subdivisions:
Tax-exempt	73,897	1,676	(74)	75,499
Taxable	30,591	927	(9)	31,509
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	55,098	365	(322)	55,141
Residential collateralized mortgage obligations	139,513	610	(639)	139,484
Commercial mortgage-backed securities	43,476	1,020	(234)	44,262
Total available-for-sale debt securities	$359,493	$5,250	$(1,278)	$363,465

		December 31, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$12,331	$169	$0	$12,500
Obligations of states and political subdivisions:
Tax-exempt	84,204	949	(1,201)	83,952
Taxable	27,618	208	(127)	27,699
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	54,827	48	(1,430)	53,445
Residential collateralized mortgage obligations	148,964	238	(3,290)	145,912
Commercial mortgage-backed securities	40,781	166	(1,182)	39,765
Total available-for-sale debt securities	$368,725	$1,778	$(7,230)	$363,273

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018:

June 30, 2019	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions:
Tax-exempt	$0	$0	$10,872	$(74)	$10,872	$(74)
Taxable	0	0	3,790	(9)	3,790	(9)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	0	35,572	(322)	35,572	(322)
Residential collateralized mortgage obligations	0	0	56,230	(639)	56,230	(639)
Commercial mortgage-backed securities	0	0	9,098	(234)	9,098	(234)
Total temporarily impaired available-for-sale debt securities	$0	$0	$115,562	$(1,278)	$115,562	$(1,278)

December 31, 2018	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions:
Tax-exempt	$5,084	$(11)	$32,684	$(1,190)	$37,768	$(1,201)
Taxable	980	(2)	11,418	(125)	12,398	(127)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	5,592	(4)	42,309	(1,426)	47,901	(1,430)
Residential collateralized mortgage obligations	1,892	(8)	101,662	(3,282)	103,554	(3,290)
Commercial mortgage-backed securities	0	0	32,552	(1,182)	32,552	(1,182)
Total temporarily impaired available-for-sale debt securities	$13,548	$(25)	$220,625	$(7,205)	$234,173	$(7,230)

Gross realized gains and losses from available-for-sale securities were as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Gross realized gains from sales	$7	$0	$7	$0
Losses from other-than-temporary impairment	0	(282)	0	(282)
Net realized gains (losses)	$7	$(282)	$7	$(282)

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of June 30, 2019. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$11,329	$11,372
Due from one year through five years	37,122	37,822
Due from five years through ten years	42,498	43,451
Due after ten years	30,457	31,933
Sub-total	121,406	124,578
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	55,098	55,141
Residential collateralized mortgage obligations	139,513	139,484
Commercial mortgage-backed securities	43,476	44,262
Total	$359,493	$363,465

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

Investment securities carried at $211,400,000 at June 30, 2019 and $229,418,000 at December 31, 2018 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 9 for information concerning securities pledged to secure borrowing arrangements.

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

A summary of information management considered in evaluating debt and equity securities for other-than-temporary impairment (“OTTI”) at June 30, 2019 is provided below.

Debt Securities

At June 30, 2019 and December 31, 2018, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities at June 30, 2019 and December 31, 2018 to be temporary.

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

Equity Securities

The Corporation’s marketable equity security, with a carrying value of $976,000 at June 30, 2019 and $950,000 at December 31, 2018, consisted exclusively of one mutual fund. There was an unrealized loss on the mutual fund of $24,000 at June 30, 2019 and $50,000 at December 31, 2018. There was a decrease in the unrealized loss of $14,000 in the second quarter 2019 and an increase in the unrealized loss of $8,000 in the second quarter 2018. There was a decrease in the unrealized loss of $26,000 in the six months ended June 30,2019 and an increase of $23,000 in the unrealized loss in the six months ended June 30, 2018. Changes in the unrealized losses on this security are included in other noninterest income in the consolidated statements of income.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $7,485,000 at June 30, 2019 and $5,582,000 at December 31, 2018. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at June 30, 2019 and December 31, 2018. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

In the second quarter 2018, the Corporation recorded a pre-tax gain on a restricted equity security (Visa Class B stock) of $1,750,000. The Corporation had received 19,789 shares of Visa Class B stock pursuant to Visa’s 2007 initial public offering. Until the second quarter 2018, the carrying value of the shares was $0, which represented the Corporation’s cost basis. Class B shares are subject to restrictions on transfer, essentially limiting their transferability to other owners of Class B shares. In June 2018, the Corporation sold 10,000 of the shares for a price of $88.43 per share in a transaction that settled in July 2018. As required by ”U.S. GAAP”, companies must consider the pricing of observable transactions in determining the carrying value of equity securities that do not have readily determinable fair values. Accordingly, the Corporation’s second quarter 2018 gain was based on the price per share of the sale initiated in June 2018, applied to the total of 19,789 shares. In the third quarter 2018, the Corporation sold the remaining 9,789 shares for $1,437,000, recognizing an additional gain of $571,000.

A summary of the realized and unrealized gains and losses recognized on equity securities is as follows:

(In Thousands)
	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Net gains recognized during the period on equity securities	$14	$1,742	$26	$1,727
Less: net gains recognized during the period on equity securities sold during the period	0	(884)	0	(884)

Unrealized gains recognized during the period on equity securities still held at the reporting date	$14	$858	$26	$843

7. LOANS

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans. Loans outstanding at June 30, 2019 and December 31, 2018 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type
(In Thousands)	June 30,	Dec. 31,
	2019	2018
Residential mortgage:
Residential mortgage loans - first liens	$484,479	$372,339
Residential mortgage loans - junior liens	28,880	25,450
Home equity lines of credit	35,224	34,319
1-4 Family residential construction	27,994	24,698
Total residential mortgage	576,577	456,806
Commercial:
Commercial loans secured by real estate	279,267	162,611
Commercial and industrial	115,264	91,856
Political subdivisions	52,308	53,263
Commercial construction and land	21,197	11,962
Loans secured by farmland	7,251	7,146
Multi-family (5 or more) residential	26,749	7,180
Agricultural loans	5,234	5,659
Other commercial loans	13,037	13,950
Total commercial	520,307	353,627
Consumer	19,799	17,130
Total	1,116,683	827,563
Less: allowance for loan losses	(8,200)	(9,309)
Loans, net	$1,108,483	$818,254

In the table above, outstanding loan balances are presented net of deferred loan origination fees of $2,063,000 at June 30, 2019 and $1,999,000 at December 31, 2018.

As described in Note 2, effective April 1, 2019, the Corporation acquired loans pursuant to the acquisition of Monument. The loans acquired from Monument were recorded at an initial fair value of $259,295,000. As described in Note 2, the gross amortized cost of loans acquired from Monument on April 1, 2019 was reduced $1,807,000 based on movements in interest rates (market rate adjustment) and was also reduced $1,914,000 based on a credit fair value adjustment on non-impaired loans and by $318,000 based on a credit fair value adjustment on impaired loans. In the second quarter 2019, accretion was recognized (included in Interest and fees on loans in the consolidated statements of income) on the market rate adjustment of $149,000 and on the credit fair value adjustment on non-impaired loans of $261,000, and income of $3,000 was recognized from recovery of principal on purchased credit impaired loans. At June 30, 2019, the outstanding loan balances in the table above are presented net of the unaccreted market rate adjustment of $1,658,000, the unaccreted credit fair value adjustment of $1,653,000 and the credit fair value adjustment on impaired loans of $315,000.

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in northcentral Pennsylvania, the southern tier of New York State and southeastern Pennsylvania. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either June 30, 2019 or December 31, 2018.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of June 30, 2019 and December 31, 2018, management determined that no allowance for credit losses related to unfunded loan commitments was required.

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month periods and six-month periods ended June 30, 2019 and 2018 were as follows:

Three Months Ended June 30, 2019	March 31,				June 30,
(In Thousands)	2019 Balance	Charge-offs	Recoveries	Provision (Credit)	2019 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,178	$(33)	$1	$(16)	$3,130
Residential mortgage loans - junior liens	329	0	0	4	333
Home equity lines of credit	286	0	1	(7)	280
1-4 Family residential construction	198	0	0	22	220
Total residential mortgage	3,991	(33)	2	3	3,963
Commercial:
Commercial loans secured by real estate	1,887	0	0	(310)	1,577
Commercial and industrial	1,069	(6)	1	182	1,246
Commercial construction and land	114	0	0	38	152
Loans secured by farmland	98	0	0	4	102
Multi-family (5 or more) residential	112	0	0	38	150
Agricultural loans	43	0	0	(1)	42
Other commercial loans	121	0	0	(2)	119
Total commercial	3,444	(6)	1	(51)	3,388
Consumer	236	(29)	13	44	264
Unallocated	585	0	0	0	585
Total Allowance for Loan Losses	$8,256	$(68)	$16	$(4)	$8,200

Three Months Ended June 30, 2018	March 31,				June 30,
(In Thousands)	2018 Balance	Charge-offs	Recoveries	Provision (Credit)	2018 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,067	$(34)	$1	$21	$3,055
Residential mortgage loans - junior liens	351	0	2	0	353
Home equity lines of credit	286	(12)	0	18	292
1-4 Family residential construction	239	0	0	8	247
Total residential mortgage	3,943	(46)	3	47	3,947
Commercial:
Commercial loans secured by real estate	2,635	0	0	(22)	2,613
Commercial and industrial	1,036	(133)	1	69	973
Commercial construction and land	137	0	0	(2)	135
Loans secured by farmland	102	0	0	4	106
Multi-family (5 or more) residential	169	0	0	5	174
Agricultural loans	205	0	0	(159)	46
Other commercial loans	149	0	0	(15)	134
Total commercial	4,433	(133)	1	(120)	4,181
Consumer	174	(32)	9	53	204
Unallocated	499	0	0	0	499
Total Allowance for Loan Losses	$9,049	$(211)	$13	$(20)	$8,831

Six Months Ended June 30, 2019	Dec. 31,				June 30,
(In Thousands)	2018 Balance	Charge-offs	Recoveries	Provision (Credit)	2019 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,156	$(83)	$2	$55	$3,130
Residential mortgage loans - junior liens	325	(24)	0	32	333
Home equity lines of credit	302	0	4	(26)	280
1-4 Family residential construction	203	0	0	17	220
Total residential mortgage	3,986	(107)	6	78	3,963
Commercial:
Commercial loans secured by real estate	2,538	0	0	(961)	1,577
Commercial and industrial	1,553	(6)	3	(304)	1,246
Commercial construction and land	110	0	0	42	152
Loans secured by farmland	102	0	0	0	102
Multi-family (5 or more) residential	114	0	0	36	150
Agricultural loans	46	0	0	(4)	42
Other commercial loans	128	0	0	(9)	119
Total commercial	4,591	(6)	3	(1,200)	3,388
Consumer	233	(66)	22	75	264
Unallocated	499	0	0	86	585
Total Allowance for Loan Losses	$9,309	$(179)	$31	$(961)	$8,200

Six Months Ended June 30, 2018	Dec. 31,				June 30,
(In Thousands)	2017 Balance	Charge-offs	Recoveries	Provision (Credit)	2018 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,200	$(87)	$2	$(60)	$3,055
Residential mortgage loans - junior liens	224	0	3	126	353
Home equity lines of credit	296	(12)	0	8	292
1-4 Family residential construction	243	0	0	4	247
Total residential mortgage	3,963	(99)	5	78	3,947
Commercial:
Commercial loans secured by real estate	2,584	(21)	0	50	2,613
Commercial and industrial	1,065	(133)	3	38	973
Commercial construction and land	150	0	0	(15)	135
Loans secured by farmland	105	0	0	1	106
Multi-family (5 or more) residential	172	0	0	2	174
Agricultural loans	57	0	0	(11)	46
Other commercial loans	102	0	0	32	134
Total commercial	4,235	(154)	3	97	4,181
Consumer	159	(73)	21	97	204
Unallocated	499	0	0	0	499
Total Allowance for Loan Losses	$8,856	$(326)	$29	$272	$8,831

In the evaluation of the loan portfolio, management determines two major components for the allowance for loan losses – (1) a specific component based on an assessment of certain larger relationships, mainly commercial purpose loans, on a loan-by-loan basis; and (2) a general component for the remainder of the portfolio, except for performing loans recently purchased from Monument, based on a collective evaluation of pools of loans with similar risk characteristics. The general component is assigned to each pool of loans based on both historical net charge-off experience, and an evaluation of certain qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the above methodologies for estimating specific and general losses in the portfolio.

Loans acquired from Monument that were identified as having a deterioration in credit quality (purchased credit impaired, or PCI) were valued at $441,000 at April 1, 2019 and June 30, 2019. The remainder of the portfolio was deemed to be the performing component of the portfolio. The calculation of the preliminary fair value of performing loans included a discount for credit losses of $1,914,000, reflecting a preliminary estimate of the present value of credit losses based on market expectations. As noted above, the balance of the credit fair value mark on performing (non-impaired) loans was $1,653,000 at June 30, 2019. None of the performing loans purchased were found to be impaired in the second quarter 2019, and the recently purchased performing loans were excluded from the loan pools for which the general component of the allowance for loan losses was calculated.

The credit for loan losses (reduction in expense) was $961,000 in the first six months of 2019 as compared to a provision of $272,000 in the first six months of 2018. The credit for loan losses in 2019 reflects the impact of eliminations of specific allowances on commercial loans that are no longer considered impaired. Specific allowances totaling $1,365,000 at December 31, 2018 on two commercial loans were eliminated in the first quarter 2019 as these two loans were no longer considered impaired and were returned to full accrual status in the first quarter 2019. In total, the credit for loan losses in the first six months of 2019 included a credit of $1,160,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period, partially offset by a net increase of $199,000 in the collectively determined and unallocated portions of the allowance for loan losses.

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of June 30, 2019 and December 31, 2018:

June 30, 2019
(In Thousands)
	Pass	Special Mention	Substandard	Doubtful	Purchased Credit Impaired	Total
Residential Mortgage:
Residential mortgage loans - first liens	$475,592	$644	$8,081	$85	$77	$484,479
Residential mortgage loans - junior liens	28,289	85	506	0	0	28,880
Home equity lines of credit	34,620	59	545	0	0	35,224
1-4 Family residential construction	27,813	0	181	0	0	27,994
Total residential mortgage	566,314	788	9,313	85	77	576,577
Commercial:
Commercial loans secured by real estate	267,985	5,494	5,424	0	364	279,267
Commercial and Industrial	104,548	7,736	2,980	0	0	115,264
Political subdivisions	52,308	0	0	0	0	52,308
Commercial construction and land	16,343	4,781	73	0	0	21,197
Loans secured by farmland	4,953	314	1,984	0	0	7,251
Multi-family (5 or more) residential	26,749	0	0	0	0	26,749
Agricultural loans	4,159	398	677	0	0	5,234
Other commercial loans	12,917	0	120	0	0	13,037
Total commercial	489,962	18,723	11,258	0	364	520,307
Consumer	19,765	0	34	0	0	19,799
Totals	$1,076,041	$19,511	$20,605	$85	$441	$1,116,683

December 31, 2018
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$363,407	$937	$7,944	$51	$372,339
Residential mortgage loans - junior liens	24,841	176	433	0	25,450
Home equity lines of credit	33,659	59	601	0	34,319
1-4 Family residential construction	24,698	0	0	0	24,698
Total residential mortgage	446,605	1,172	8,978	51	456,806
Commercial:
Commercial loans secured by real estate	156,308	740	5,563	0	162,611
Commercial and Industrial	84,232	5,230	2,394	0	91,856
Political subdivisions	53,263	0	0	0	53,263
Commercial construction and land	11,887	0	75	0	11,962
Loans secured by farmland	5,171	168	1,796	11	7,146
Multi-family (5 or more) residential	7,180	0	0	0	7,180
Agricultural loans	4,910	84	665	0	5,659
Other commercial loans	13,879	0	71	0	13,950
Total commercial	336,830	6,222	10,564	11	353,627
Consumer	17,116	0	14	0	17,130
Totals	$800,551	$7,394	$19,556	$62	$827,563

The general component of the allowance for loan losses covers pools of loans including commercial loans not considered individually impaired, as well as smaller balance homogeneous classes of loans, such as residential real estate, home equity lines of credit and other consumer loans. Accordingly, the Corporation generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such a loan: (1) is subject to a restructuring agreement, or (2) has an outstanding balance of $400,000 or more and a credit grade of Special Mention, Substandard or Doubtful. The pools of loans are evaluated for loss exposure based upon average historical net charge-off rates for each loan class, adjusted for qualitative factors (described in the following paragraphs). The time period used in determining the average historical net charge-off rate for each loan class is based on management’s evaluation of an appropriate time period that captures an historical loss experience relevant to the current portfolio. At June 30, 2019 and December 31, 2018, a five-year average net charge-off rate was used for commercial loans secured by real estate and for multi-family residential loans, while a three-year average net charge-off rate was used for all other loan classes.

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

The scope of loans reviewed individually each quarter to determine if they are impaired include all commercial loan relationships greater than $200,000 and any residential mortgage or consumer loans of $400,000 or more for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Loans that are individually reviewed, but which are determined to not be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually reviewed, but which have been determined to not be impaired, are included in the “Collectively Evaluated” column in the table summarizing the allowance and associated loan balances as of June 30, 2019 and December 31, 2018. All loans classified as troubled debt restructurings (discussed in more detail below) and all commercial loan relationships less than $200,000 or other loan relationships less than $400,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of June 30, 2019 and December 31, 2018. For some classes of purchased performing loans, the outstanding balances at June 30, 2019 exceeded the corresponding totals at April 1, 2019 (as shown in Note 2) because of additional advances made on acquired loans in the second quarter 2019 on lines of credit, construction loans and other loans.

June 30, 2019	Loans:				Allowance for Loan Losses:
(In Thousands)
	Individually Evaluated	Collectively Evaluated	Purchased Performing Loans	Totals	Individually Evaluated	Collectively Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$970	$376,837	$106,672	$484,479	$0	$3,130	$3,130
Residential mortgage loans - junior liens	289	26,113	2,478	28,880	114	219	333
Home equity lines of credit	0	32,490	2,734	35,224	0	280	280
1-4 Family residential construction	0	27,555	439	27,994	0	220	220
Total residential mortgage	1,259	462,995	112,323	576,577	114	3,849	3,963
Commercial:
Commercial loans secured by real estate	1,649	166,555	111,063	279,267	0	1,577	1,577
Commercial and industrial	1,230	110,026	4,008	115,264	135	1,111	1,246
Political subdivisions	0	52,308	0	52,308	0	0	0
Commercial construction and land	0	16,079	5,118	21,197	0	152	152
Loans secured by farmland	1,531	5,456	264	7,251	48	54	102
Multi-family (5 or more) residential	0	9,203	17,546	26,749	0	150	150
Agricultural loans	595	4,639	0	5,234	0	42	42
Other commercial loans	0	12,570	467	13,037	0	119	119
Total commercial	5,005	376,836	138,466	520,307	183	3,205	3,388
Consumer	0	18,811	988	19,799	0	264	264
Unallocated							585

Total	$6,264	$858,642	$251,777	$1,116,683	$297	$7,318	$8,200

December 31, 2018	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$991	$371,348	$372,339	$0	$3,156	$3,156
Residential mortgage loans - junior liens	293	25,157	25,450	116	209	325
Home equity lines of credit	0	34,319	34,319	0	302	302
1-4 Family residential construction	0	24,698	24,698	0	203	203
Total residential mortgage	1,284	455,522	456,806	116	3,870	3,986
Commercial:
Commercial loans secured by real estate	4,302	158,309	162,611	781	1,757	2,538
Commercial and industrial	2,157	89,699	91,856	659	894	1,553
Political subdivisions	0	53,263	53,263	0	0	0
Commercial construction and land	0	11,962	11,962	0	110	110
Loans secured by farmland	1,349	5,797	7,146	49	53	102
Multi-family (5 or more) residential	0	7,180	7,180	0	114	114
Agricultural loans	665	4,994	5,659	0	46	46
Other commercial loans	0	13,950	13,950	0	128	128
Total commercial	8,473	345,154	353,627	1,489	3,102	4,591
Consumer	17	17,113	17,130	0	233	233
Unallocated						499

Total	$9,774	$817,789	$827,563	$1,605	$7,205	$9,309

Summary information related to impaired loans at June 30, 2019 and December 31, 2018 is provided in the table immediately below. Purchased credit impaired loans are excluded from the table.

(In Thousands)	June 30, 2019			December 31, 2018
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Residential mortgage loans - first liens	$729	$701	$0	$750	$721	$0
Residential mortgage loans - junior liens	50	50	0	54	54	0
Commercial loans secured by real estate	1,649	1,649	0	1,787	1,787	0
Commercial and industrial	436	436	0	817	817	0
Loans secured by farmland	1,048	1,048	0	862	862	0
Agricultural loans	595	595	0	665	665	0
Consumer	0	0	0	17	17	0
Total with no related allowance recorded	4,507	4,479	0	4,952	4,923	0

With a related allowance recorded:
Residential mortgage loans - first liens	269	269	0	270	270	0
Residential mortgage loans - junior liens	239	239	114	239	239	116
Commercial loans secured by real estate	0	0	0	2,515	2,515	781
Commercial and industrial	794	794	135	1,340	1,340	659
Loans secured by farmland	483	483	48	487	487	49
Total with a related allowance recorded	1,785	1,785	297	4,851	4,851	1,605
Total	$6,292	$6,264	$297	$9,803	$9,774	$1,605

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

The average balance of impaired loans, excluding purchased credit impaired loans, and interest income recognized on these impaired loans is as follows:

	Average Investment in Impaired Loans				Interest Income Recognized on Impaired Loans on a Cash Basis
(In Thousands)	3 Months Ended		6 Months Ended		3 Months Ended		6 Months Ended
	June 30,		June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Residential mortgage:
Residential mortgage loans - first lien	$970	$1,108	$977	$1,077	$8	$11	$18	$30
Residential mortgage loans - junior lien	289	299	290	300	0	4	2	7
Total residential mortgage	1,259	1,407	1,267	1,377	8	15	20	37
Commercial:
Commercial loans secured by real estate	1,722	4,592	2,582	5,237	7	35	17	70
Commercial and industrial	1,241	280	1,546	394	8	1	34	7
Loans secured by farmland	1,533	1,360	1,471	1,362	18	10	19	16
Multi-family (5 or more) residential	0	392	0	392	0	0	0	0
Agricultural loans	626	568	639	457	12	7	24	18
Total commercial	5,122	7,192	6,238	7,842	45	53	94	111
Consumer	0	19	6	19	0	0	0	0
Total	$6,381	$8,618	$7,511	$9,238	$53	$68	$114	$148

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

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	June 30, 2019		December 31, 2018
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$1,677	$3,426	$1,633	$4,750
Residential mortgage loans - junior liens	106	239	151	239
Home equity lines of credit	57	73	219	27
Total residential mortgage	1,840	3,738	2,003	5,016
Commercial:
Commercial loans secured by real estate	225	2,224	394	3,958
Commercial and industrial	59	1,170	18	2,111
Commercial construction and land	0	52	0	52
Loans secured by farmland	476	1,483	459	1,297
Agricultural loans	5	595	0	665
Total commercial	765	5,524	871	8,083
Consumer	26	27	32	14
Totals	$2,631	$9,289	$2,906	$13,113

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

The table below presents a summary of the contractual aging of loans as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019				As of December 31, 2018
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$476,950	$4,091	$3,438	$484,479	$361,362	$6,414	$4,563	$372,339
Residential mortgage loans - junior liens	28,482	53	345	28,880	24,876	184	390	25,450
Home equity lines of credit	34,739	428	57	35,224	33,611	480	228	34,319
1-4 Family residential construction	27,994	0	0	27,994	24,531	167	0	24,698
Total residential mortgage	568,165	4,572	3,840	576,577	444,380	7,245	5,181	456,806

Commercial:
Commercial loans secured by real estate	276,687	566	2,014	279,267	160,668	226	1,717	162,611
Commercial and industrial	115,078	78	108	115,264	90,915	152	789	91,856
Political subdivisions	52,308	0	0	52,308	53,263	0	0	53,263
Commercial construction and land	21,145	0	52	21,197	11,910	0	52	11,962
Loans secured by farmland	5,292	493	1,466	7,251	5,390	487	1,269	7,146
Multi-family (5 or more) residential	26,749	0	0	26,749	7,104	76	0	7,180
Agricultural loans	5,215	8	11	5,234	5,624	29	6	5,659
Other commercial loans	13,037	0	0	13,037	13,950	0	0	13,950
Total commercial	515,511	1,145	3,651	520,307	348,824	970	3,833	353,627
Consumer	19,609	137	53	19,799	16,991	93	46	17,130
Totals	$1,103,285	$5,854	$7,544	$1,116,683	$810,195	$8,308	$9,060	$827,563

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at June 30, 2019 and December 31, 2018 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
June 30, 2019 Nonaccrual Totals	$2,929	$1,447	$4,913	$9,289
December 31, 2018 Nonaccrual Totals	$5,793	$1,166	$6,154	$13,113

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at June 30, 2019 and December 31, 2018 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
June 30, 2019 Totals	$972	$0	$74	$415	$1,461
December 31, 2018 Totals	$612	$43	$0	$2,884	$3,539

At June 30, 2019 and December 31, 2018, there were no commitments to loan additional funds to borrowers whose loans have been classified as TDRs.

There were no TDRs that occurred during the three-month periods ended June 30, 2019 and 2018. TDRs that occurred during the six-month periods ended June 30, 2019 and 2018 are as follows:

(Balances in Thousands)
	2019		2018
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Residential mortgage - first liens,
Reduced monthly payments for a six-month period	0	$0	1	$80
Residential mortgage - junior liens,
Reduced monthly payments and extended maturity date	1	18	0	0
Commercial loans secured by real estate,
Extended interest only payments for a six-month period	0	0	2	36
Commercial and industrial:
Extended interest only payments for a six-month period	0	0	1	46
Reduced monthly payments and extended maturity date	9	448	0	0
Agricultural loans,
Reduced monthly payments and extended maturity date	1	84	0	0
Total	11	$550	4	$162

All of the loans for which TDRs were granted in the table above in the six-month period ended June 30, 2019 are associated with one relationship.

In the six-month periods ended June 30, 2019 and 2018, there were no defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the unaudited consolidated balance sheets) is as follows:

(In Thousands)	June 30,	Dec. 31,
	2019	2018
Foreclosed residential real estate	$368	$64

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	June 30,	Dec. 31,
	2019	2018
Residential real estate in process of foreclosure	$1,456	$1,097

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Information related to the core deposit intangibles are as follows:

(In Thousands)

	June 30,	December 31,
	2019	2018
Gross amount	$3,495	$2,034
Accumulated amortization	(2,100)	(2,025)
Net	$1,395	$9

Amortization expense was $73,000 in the second quarter 2019, including $72,000 related to the core deposit intangible recognized in the Monument acquisition as described in Note 2. In comparison, amortization expense was $1,000 in the second quarter 2018. Amortization expense totaled $75,000 in the six-month period ended June 30, 2019 and $2,000 in the six-month period ended June 30, 2018.

Changes in the carrying amount of goodwill are summarized in the following table:

(In Thousands)

	3 Months	3 Months
	and 6 Months	and 6 Months
	Ended	Ended
	June 30,	June 30,
	2019	2018
Balance, beginning of period	$11,942	$11,942
Goodwill arising in business combination	16,676	0
Balance, end of period	$28,618	$11,942

9. BORROWED FUNDS AND SUBORDINATED DEBT

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	June 30,	Dec. 31,
	2019	2018
FHLB-Pittsburgh borrowings – overnight	$3,000	$7,000
Other short-term advances from FHLB-Pittsburgh	21,301	0
Customer repurchase agreements	3,192	5,853
Total short-term borrowings	$27,493	$12,853

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average interest rate paid by the Corporation on customer repurchase agreements was 0.10% at June 30, 2019 and December 31, 2018. The carrying value of the underlying securities was $3,240,000 at June 30, 2019 and $5,890,000 at December 31, 2018.

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $741,242,000 at June 30, 2019 and $495,143,000 at December 31, 2018. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $7,485,000 at June 30, 2019 and $5,582,000 at December 31, 2018.

Overnight borrowings from FHLB-Pittsburgh had interest rates of 2.46% at June 30, 2019 and 2.62% at December 31, 2018. At June 30,2019, other short-term advances from FHLB-Pittsburgh included four advances totaling $21,379,000 which are presented in the table net of the unamortized purchase accounting-related adjustment, with a weighted-average effective interest rate of 2.66%.

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	June 30,	Dec. 31,
	2019	2018
Loans matured in 2019 with a weighted-average rate of 2.17%	$0	$17,000
Loans maturing in 2019 with a weighted-average rate of 2.59%	15,000	15,000
Loans maturing in 2020 with a weighted-average rate of 2.77%	5,171	3,271
Loans maturing in 2022 with a weighted-average rate of 2.16%	14,000	0
Loans maturing in 2023 with a weighted-average rate of 2.31%	3,500	0
Loan maturing in 2025 with a rate of 4.91%	602	644
Total long-term FHLB-Pittsburgh borrowings	$38,273	$35,915

In connection with the Monument acquisition, the Corporation assumed subordinated debt agreements with par values totaling $7,000,000, maturing April 1, 2027, which may be redeemed at par beginning April 1, 2022. The agreements have fixed annual interest rates of 6.50%. The subordinated debt was recorded at fair value, which was deemed to be equal to par value, and thus is carried on the unaudited consolidated balance sheet at $7,000,000 at June 30, 2019.

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

Compensation cost related to restricted stock is recognized based on the fair value of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. Management has estimated restricted stock expense in the second quarter and first six months of 2019 based on an assumption that the ROAE target for awards to Executive Officers in 2017, 2018 and 2019 will be met.

Total annual stock-based compensation for the year ending December 31, 2019 is estimated to total $880,000. Total stock-based compensation expense attributable to restricted stock awards amounted to $202,000 in the second quarter 2019 and $155,000 in the second quarter 2018. Total stock-based compensation expense attributable to restricted stock awards amounted to $431,000 in the six-month period ended June 30, 2019 and $338,000 in the six-month period ended June 30, 2018.

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

Additional disclosures related to the Corporation’s largest sources of noninterest income within the consolidated statements of income that are subject to ASC 606 are as follows:

Trust and financial management revenue – C&N Bank’s trust division provides a wide range of financial services, including wealth management services for individuals, businesses and retirement funds, administration of 401(k) and other retirement plans, retirement planning, estate planning and estate settlement services. Trust clients are located primarily within the Corporation’s geographic markets. Assets held in a fiduciary capacity by C&N Bank are not the Corporation’s assets and are therefore not included in the consolidated balance sheets. The fair value of trust assets under management was approximately $948,998,000 at June 30, 2019 and $862,517,000 at December 31, 2018. Trust and financial management revenue is included within noninterest income in the consolidated statements of income.

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

13. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

At June 30, 2019 and December 31, 2018, assets measured at fair value and the valuation methods used are as follows:

		June 30, 2019
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies	$0	$17,570	$0	$17,570
Obligations of states and political subdivisions:
Tax-exempt	0	75,499	0	75,499
Taxable	0	31,509	0	31,509
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	55,141	0	55,141
Residential collateralized mortgage obligations	0	139,484	0	139,484
Commercial mortgage-backed securities	0	44,262	0	44,262
Total available-for-sale debt securities	0	363,465	0	363,465
Marketable equity security	976	0	0	976
Servicing rights	0	0	1,322	1,322
Total recurring fair value measurements	$976	$363,465	$1,322	$365,763

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$1,785	$1,785
Valuation allowance	0	0	(297)	(297)
Impaired loans, net	0	0	1,488	1,488
Foreclosed assets held for sale	0	0	3,305	3,305
Total nonrecurring fair value measurements	$0	$0	$4,793	$4,793

		December 31, 2018
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies	$0	$12,500	$0	$15,500
Obligations of states and political subdivisions:
Tax-exempt	0	83,952	0	83,952
Taxable	0	27,699	0	27,699
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	53,445	0	53,445
Residential collateralized mortgage obligations	0	145,912	0	145,912
Commercial mortgage-backed securities	0	39,765	0	39,765
Total available-for-sale debt securities	0	363,273	0	363,273
Marketable equity security	950	0	0	950
Servicing rights	0	0	1,404	1,404
Total recurring fair value measurements	$950	$363,273	$1,404	$365,627

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$4,851	$4,851
Valuation allowance	0	0	(1,605)	(1,605)
Impaired loans, net	0	0	3,246	3,246
Foreclosed assets held for sale	0	0	1,703	1,703
Total nonrecurring fair value measurements	$0	$0	$4,949	$4,949

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

At June 30, 2019 and December 31, 2018, quantitative information regarding significant techniques and inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	6/30/19	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		6/30/19
Servicing rights	$1,322	Discounted cash flow	Discount rate	12.50%	Rate used through modeling period
			Loan prepayment speeds	147.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/18	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/18
Servicing rights	$1,404	Discounted cash flow	Discount rate	12.50%	Rate used through modeling period
			Loan prepayment speeds	114.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

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

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Restricted Equity Security	Servicing Rights	Total	Restricted Equity Security	Servicing Rights	Total
Balance, beginning of period	$0	$1,347	$1,347	$0	$1,404	$1,404
Issuances of servicing rights	0	46	46	0	66	66
Unrealized gains (losses) included in earnings	0	(71)	(71)	0	(148)	(148)
Balance, end of period	$0	$1,322	$1,322	$0	$1,322	$1,322

(In Thousands)	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Restricted Equity Security	Servicing Rights	Total	Restricted Equity Security	Servicing Rights	Total
Balance, beginning of period	$0	$1,369	$1,369	$0	$1,299	$1,299
Issuances of servicing rights	0	47	47	0	97	97
Unrealized gains (losses) included in earnings	866	(46)	820	866	(26)	840
Balance, end of period	$866	$1,370	$2,236	$866	$1,370	$2,236

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

At June 30, 2019 and December 31, 2018, quantitative information regarding significant techniques and inputs used for nonrecurring fair value measurements using unobservable inputs (Level 3 methodologies) are as follows:

(In Thousands, Except						Weighted-
Percentages)						Average
	Balance at	Valuation Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	6/30/19	6/30/19	6/30/19	Technique	Inputs	6/30/19

Impaired loans:
Residential mortgage loans - first and junior liens	$508	$114	$394	Sales comparison	Discount to appraised value	26%
Commercial:
Commercial and industrial	75	75	0	Sales comparison	Discount to appraised value	100%
Commercial and industrial	719	60	659	Liquidation of accounts receivable	Discount to borrower's financial statement value	14%
Loans secured by farmland	483	48	435	Sales comparison	Discount to appraised value	46%
Total impaired loans	$1,785	$297	$1,488
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$368	$0	$368	Sales comparison	Discount to appraised value	37%
Land	110	0	110	Sales comparison	Discount to appraised value	61%
Commercial real estate	2,827	0	2,827	Sales comparison	Discount to appraised value	30%
Total foreclosed assets held for sale	$3,305	$0	$3,305

(In Thousands, Except						Weighted-
Percentages)						Average
	Balance at	Valuation Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/18	12/31/18	12/31/18	Technique	Inputs	12/31/18

Impaired loans:
Residential mortgage loans - first and junior liens	$509	$116	$393	Sales comparison	Discount to appraised value	26%
Commercial:
Commercial loans secured by real estate	2,515	781	1,734	Sales comparison	Discount to appraised value	16%
Commercial and industrial	75	75	0	Sales comparison	Discount to appraised value	100%
Commercial and industrial	1,265	584	681	Sales comparison	Discount to borrower's financial statement value	36%
Loans secured by farmland	487	49	438	Sales comparison	Discount to appraised value	56%
Total impaired loans	$4,851	$1,605	$3,246
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$64	$0	$64	Sales comparison	Discount to appraised value	68%
Land	110	0	110	Sales comparison	Discount to appraised value	61%
Commercial real estate	1,529	0	1,529	Sales comparison	Discount to appraised value	20%
Total foreclosed assets held for sale	$1,703	$0	$1,703

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	June 30, 2019		December 31, 2018
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$39,505	$39,505	$32,827	$32,827
Certificates of deposit	Level 2	4,560	4,655	4,660	4,634
Restricted equity securities (included in Other Assets)	Level 2	7,675	7,675	5,712	5,712
Loans, net	Level 3	1,108,483	1,131,884	818,254	825,809
Accrued interest receivable	Level 2	5,306	5,306	3,968	3,968

Financial liabilities:
Deposits with no stated maturity	Level 2	888,594	888,594	804,207	804,207
Time deposits	Level 2	395,549	397,820	229,565	229,751
Short-term borrowings	Level 2	27,493	27,350	12,853	12,617
Long-term borrowings	Level 2	38,273	38,420	35,915	35,902
Accrued interest payable	Level 2	443	443	142	142

The Corporation has commitments to extend credit and has issued standby letters of credit. Standby letters of credit are conditional guarantees of performance by a customer to a third party. Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EARNINGS OVERVIEW

Merger with Monument Bancorp, Inc.

The Corporation’s merger with Monument Bancorp, Inc. (“Monument”) was completed April 1, 2019. Monument was the parent company of Monument Bank, a commercial bank which operated two community bank offices and one lending office in Bucks County, Pennsylvania. Total purchase consideration was $42.7 million, including 1,279,825 shares of the Corporation’s common stock issued with a value of $33.1 million and cash paid totaling $9.6 million. Holders of Monument common stock prior to the consummation of the merger held approximately 9.4% of the Corporation’s common stock outstanding immediately following the merger.

In connection with the merger, effective April 1, 2019, the Corporation recorded goodwill of $16.7 million and a core deposit intangible asset of $1.5 million. Total loans acquired on April 1, 2019 were valued at $259.3 million, while total deposits assumed were valued at $223.3 million, borrowings were valued at $111.6 million and subordinated debt was valued at $12.4 million. The subordinated debt included an instrument with a fair value of $5.4 million that was redeemed on April 1, 2019 with no realized gain or loss. The Corporation acquired available-for-sale debt securities valued at $94.6 million and sold the securities in early April for approximately no realized gain or loss. The assets purchased and liabilities assumed in the merger were recorded at their estimated fair values at the time of closing and may be adjusted for up to one year subsequent to the acquisition.

The Corporation incurred merger-related expenses in the second quarter 2019 of $3.3 million, including costs associated with termination of data processing contracts, conversion of Monument’s customer accounting data into the Corporation’s core system, severance and similar expenses, legal and other professional fees and various other costs. Merger-related expenses for the six months ended June 30, 2019 totaled $3.6 million. Management expects additional merger-related expenses associated with the Monument merger subsequent to June 30, 2019 will be insignificant.

Unaudited Financial Information

Net income was $0.27 per diluted share in the second quarter 2019 as compared to $0.41 in the first quarter 2019 and $0.52 in the second quarter 2018. For the six months ended June 30, 2019, net income per diluted share was $0.67 as compared to $0.87 per share for the first six months of 2018. Earnings for the second quarter 2019 and six months ended June 30, 2019 were significantly impacted by the Monument acquisition, including the effects of non-recurring merger-related expenses described earlier. Further, interest income on loans acquired from Monument, partially offset by interest expense on deposits, borrowings and subordinated debt assumed, contributed to growth in the Corporation’s net interest income, while costs associated with the expansion contributed to an increase in noninterest expenses.

Earnings for the second quarter 2018 and six months ended June 30, 2018 included the benefit of a realized gain on a restricted equity security (Visa Inc. Class B stock) partially offset by the impact of a loss on available-for-sale debt securities. In the second quarter 2018, the Corporation recorded a pre-tax gain on a restricted equity security (Visa Class B stock) of $1,750,000 and a pre-tax impairment loss on available-for-sale debt securities (sold in July 2018) of $282,000.

The following table provides a reconciliation of the Corporation’s second quarter and June 30, 2019 year-to-date unaudited earnings results under U.S. generally accepted accounting principles (U.S. GAAP) to comparative non-U.S. GAAP results excluding Monument merger-related expenses and realized gains and losses on securities. Management believes disclosure of unaudited second quarter and six-months ended June 30, 2019 and 2018 earnings results, adjusted to exclude the impact of these items, provides useful information to investors for comparative purposes.

RECONCILIATION OF NET INCOME AND

DILUTED EARNINGS PER SHARE TO NON-U.S.

GAAP MEASURE

(Dollars In Thousands, Except Per Share Data)
(Unaudited)	2nd Quarter 2019				2nd Quarter 2018
	Income			Diluted	Income			Diluted
	Before	Income		Earnings	Before	Income		Earnings
	Income	Tax		per	Income	Tax		per
	Tax	Provision	Net	Common	Tax	Provision	Net	Common
	Provision	(1)	Income	Share	Provision	(1)	Income	Share
Results as Presented Under U.S. GAAP	$4,342	$693	$3,649	$0.27	$7,748	$1,377	$6,371	$0.52
Add: Merger-Related Expenses	3,301	673	2,628
Less: Gain on Restricted Equity Security					(1,750)	(368)	(1,382)
Net (Gains) Losses on Available-for-Sale Debt Securities	(7)	(1)	(6)		282	59	223
Adjusted Earnings, Excluding Effect of Merger- Related Expenses, Gain on Restricted Equity Security and Net Gains and Losses on Available-for-Sale Debt Securities (Non-U.S. GAAP)	$7,636	$1,365	$6,271	$0.46	$6,280	$1,068	$5,212	$0.42

	6 Months Ended June 30, 2019				6 Months Ended June 30, 2018
	Income			Diluted	Income			Diluted
	Before	Income		Earnings	Before	Income		Earnings
	Income	Tax		per	Income	Tax		per
	Tax	Provision	Net	Common	Tax	Provision	Net	Common
	Provision	(1)	Income	Share	Provision	(1)	Income	Share
Results as Presented Under U.S. GAAP	$10,413	$1,674	$8,739	$0.67	$12,864	$2,118	$10,746	$0.87
Add: Merger-Related Expenses	3,612	739	2,873
Less: Gain on Restricted Equity Security					(1,750)	(368)	(1,382)
Net (Gains) Losses on Available-for-sale Debt Securities	(7)	(1)	(6)		282	59	223
Adjusted Earnings, Excluding Effect of Merger- Related Expenses, Gain on Restricted Equity Security and Net Gains and Losses on Available-for-Sale Debt Securities (Non-U.S. GAAP)	$14,018	$2,412	$11,606	$0.89	$11,396	$1,809	$9,587	$0.78

(1)	Income tax has been allocated based on an income tax rate of 21%. The tax benefit associated with merger-related expenses has been adjusted to reflect the estimated nondeductible portion of the expenses.

Additional highlights related to the Corporation’s second quarter and June 30, 2019 year-to-date unaudited earnings results as compared to the first quarter 2019 and comparative periods of 2018 are presented below.

Second Quarter 2019 as Compared to Second Quarter 2018

Net income was $3,649,000 in the second quarter 2019. As noted in the table above, second quarter 2019 net income, excluding the impact of merger-related expenses and net securities gains, would be $6,271,000. In comparison, second quarter 2018 net income was $6,371,000, and excluding net securities gains, would be $5,212,000. Other significant variances were as follows:

·	Net interest income of $14,205,000 was $2,950,000 (26.2%) higher in the second quarter 2019 as compared to the total for the second quarter 2018. The growth in net interest income resulted mainly from growth related to the Monument acquisition. The net interest margin of 3.89% for the second quarter 2019 was slightly higher than the second quarter 2018 margin of 3.87%. The average yield on earning assets was 0.45% higher in the second quarter 2019 as compared to the same period in 2018, while the average rate paid on interest-bearing liabilities increased 0.60% between periods. The increase in average rate on interest-bearing liabilities resulted primarily from comparatively higher rates on time deposits and short-term borrowings assumed from Monument. Accretion and amortization of purchase accounting-related adjustments from marking financial instruments to fair value had a positive effect on net interest income in the second quarter 2019 of $214,000, including an increase in income on loans of $413,000 partially offset by increases in interest expense on time deposits of $137,000 and on short-term borrowings of $62,000. The net positive impact to the second quarter 2019 net interest margin from accretion and amortization of purchase accounting adjustments was 0.06%.

·	Second quarter 2019 noninterest income was $160,000 higher than the second quarter 2018 total. Total trust and brokerage revenue increased $147,000, interchange revenue from debit card transactions increased $58,000 and net gains from sales of residential mortgage loans increased $55,000. Other noninterest income decreased $92,000, as there was no revenue from realization of tax credits in the second quarter 2019 while the second quarter 2018 total included revenue of $154,000 from tax credits associated with a donation of real estate.

·	Noninterest expense, excluding merger-related expenses, increased $1,738,000 in the second quarter 2019 over the second quarter 2018 amount. Salaries and wages expense increased $1,083,000, including $656,000 related to the former Monument operations and an increase of $185,000 in cash and stock-based incentive compensation expense. Other noninterest expense increased $277,000. Within other noninterest expense, expenses and net losses on other real estate properties increased $137,000, with other increases in loan collection expenses of $63,000, amortization of core deposit intangibles of $72,000, credit card operating costs of $51,000, other taxes of $36,000 and insurance of $31,000. Also, within other noninterest expense, donations expense decreased $249,000 reflecting a second quarter 2018 donation of real estate that resulted in expense of $250,000 with no similar item in 2019. Data processing expenses increased $268,000, reflecting the costs of operating two core processing systems for most of the second quarter 2019 as well as costs related to product development efforts in connection with a fintech organization and other increases in software licensing costs.

Six Months Ended June 30, 2019 as Compared to Six Months Ended June 30, 2018

Net income for the six-month period ended June 30, 2019 was $8,739,000, or $0.67 per diluted share, while net income for the first six months of 2018 was $10,746,000, or $0.87 per share. Excluding the impact of merger-related expenses and net securities gains, adjusted earnings for the first six months of 2019 would be $11,606,000 or $0.89 per share as compared to similarly adjusted earnings of $9,587,000 or $0.78 per share for the first six months of 2018. Other significant variances were as follows:

·	Net interest income was up $3,768,000 (17.0%) for the first six months of 2019 over the same period in 2018, reflecting the benefits of growth related to the Monument acquisition. The net interest margin was 3.96% for the first six months of 2019, up from 3.86% in 2018. The net interest margin for the first six months of 2019 included a net positive impact from accretion and amortization of purchase accounting adjustments of 0.03%. For the first six months of 2019, the average yield on earning assets was up 0.38% as compared to the same period in 2018, while the average rate paid on interest-bearing liabilities was up 0.42% between periods. Despite compression in the interest rate spread, the increase in the net interest margin reflected growth in average earning assets of $157.9 million, while in comparison, average interest-bearing liabilities increased $106.6 million. The excess growth in earning assets was funded mainly by an increase of $35.7 million in average noninterest-bearing demand deposits and by an increase in average stockholders’ equity (excluding accumulated other comprehensive income) of $26.9 million.

·	The credit for loan losses (reduction in expense) was $961,000 for the first six months of 2019 as compared to a provision of $272,000 in the first six months of 2018. The credit for loan losses in 2019 reflects the impact of eliminations of specific allowances on commercial loans that are no longer considered impaired.

·	Noninterest income was $160,000 higher for the first six months of 2019 as compared to the first six months of 2018. Total trust and brokerage revenue increased $180,000 and interchange revenue from debit card transactions increased $122,000. Loan servicing fees, net, decreased $126,000, as the fair value of servicing rights decreased $148,000 in 2019 as compared to a decrease of $26,000 in 2018.

·	Noninterest expense, excluding merger-related expenses, increased $2,539,000 for the six months ended June 30, 2019 over the total for the first six months of 2018. Significant variances included the following:

➢	Salaries and wages expense increased $1,452,000, including $656,000 related to the former Monument operations and an increase of $351,000 in cash and stock-based incentive compensation expense.

➢	Other noninterest expense increased $735,000. Within other noninterest expense, expenses and net losses on other real estate properties increased $416,000, with other increases in loan collection expenses of $172,000, credit card operating costs of $83,000, amortization of core deposit intangibles of $73,000, insurance of $49,000, other taxes of $36,000 and consulting related to the overdraft privilege program of $35,000. Also within other noninterest expense, donations expense decreased $249,000 reflecting the second quarter 2018 donation of real estate referred to above that resulted in expense of $250,000 with no similar item in 2019.

➢	Data processing expenses increased $430,000, reflecting the costs of operating two core processing systems for most of the second quarter 2019 as well as costs related to product development efforts in connection with a fintech organization and other increases in software licensing costs.

➢	Automated teller machine and interchange expense decreased $175,000, reflecting cost reductions pursuant to a renegotiated service contract.

More detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of Management’s Discussion and Analysis.

TABLE I - QUARTERLY FINANCIAL DATA
(Dollars In Thousands, Except Per Share Data)	For the Three Months Ended:
(Unaudited)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2019	2019	2018	2018	2018	2018
Interest income	$17,139	$13,065	$13,304	$12,800	$12,334	$11,890
Interest expense	2,934	1,350	1,312	1,241	1,079	993
Net interest income	14,205	11,715	11,992	11,559	11,255	10,897
(Credit) provision for loan losses	(4)	(957)	252	60	(20)	292
Net interest income after (credit) provision for loan losses	14,209	12,672	11,740	11,499	11,275	10,605
Noninterest income	4,849	4,406	5,040	4,462	4,689	4,406
Net gains (losses) on securities	7	0	(4)	569	1,468	0
Merger-related expenses	3,301	311	127	200	0	0
Other noninterest expenses	11,422	10,696	9,947	9,633	9,684	9,895
Income before income tax provision	4,342	6,071	6,702	6,697	7,748	5,116
Income tax provision	693	981	1,021	1,111	1,377	741
Net income	$3,649	$5,090	$5,681	$5,586	$6,371	$4,375
Net income attributable to common shares	$3,630	$5,063	$5,654	$5,558	$6,339	$4,352
Basic earnings per common share	$0.27	$0.41	$0.46	$0.45	$0.52	$0.36
Diluted earnings per common share	$0.27	$0.41	$0.46	$0.45	$0.52	$0.36

CRITICAL ACCOUNTING POLICIES

The presentation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. Management believes the allowance for loan losses is adequate and reasonable. Analytical information related to the Corporation’s aggregate loans and the related allowance for loan losses is summarized by loan segment and classes of loans in Note 7 to the unaudited consolidated financial statements. Additional discussion of the Corporation’s allowance for loan losses is provided in a separate section later in Management’s Discussion and Analysis. As described in more detail in the Provision and Allowance for Loan Losses section of Management’s Discussion and Analysis, none of the performing loans purchased from Monument were found to be impaired in the second quarter 2019, and the recently purchased performing loans were excluded from the loan pools for which the general component of the allowance for loan losses was calculated. Accordingly, there was no allowance for loan losses at June 30, 2019 on loans purchased from Monument, which was the main reason the allowance dropped to 0.73% of total outstanding loans at June 30, 2019 from 1.12% at December 31, 2018. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and six-month periods ended June 30, 2019 and 2018. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

Three-Month Periods Ended June 30, 2019 and 2018

For the three-month periods, fully taxable equivalent net interest income was $14,469,000 in 2019, which was $2,883,000 (24.9%) higher than in 2018. Interest income was $4,738,000 higher in 2019 as compared to 2018, while interest expense was higher by $1,855,000 in comparing the same periods. As presented in Table III, the Net Interest Margin of 3.89% in 2019 was slightly higher than the margin of 3.87% in 2018, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) decreased to 3.56% in 2019 from 3.71% in 2018. Although the Interest Rate Spread compressed, the increase in Net Interest Margin reflected growth in average earning assets of $292,413,000, while in comparison, average interest-bearing liabilities increased $228,411,000. The excess growth in earning assets was funded mainly by an increase in average noninterest-bearing demand deposits of $45,930,000 and an increase in average stockholders’ equity (excluding accumulated other comprehensive income) of $43,358,000.

Overall, second quarter 2019 growth in earning assets and funding sources was driven mainly by the Monument acquisition. Total loans acquired on April 1, 2019 were valued at $259,295,000, while total deposits assumed were valued at $223,303,000, borrowings were valued at $111,568,000 and subordinated debt (excluding the $5,375,000 portion redeemed on April 1, 2019) was valued at $7,000,000. The Corporation also acquired available-for-sale debt securities valued at $94,568,000 which were sold in early April 2019.

Accretion and amortization of purchase accounting-related adjustments from marking financial instruments to fair value had a positive effect on net interest income in the second quarter 2019 of $214,000, including an increase in income on loans of $413,000 partially offset by increases in interest expense on time deposits of $137,000 and on short-term borrowings of $62,000. The net positive impact to the second quarter 2019 net interest margin from accretion and amortization of purchase accounting adjustments was 0.06%.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $17,403,000 in 2019, an increase of $4,738,000 (37.4%) from 2018. Interest and fees from loans receivable increased $4,473,000, or 43.5%, in 2019 as compared to 2018. Table IV shows the increase in interest on loans includes $3,762,000 attributable to an increase in average volume and $711,000 related to an increase in rate. The average balance of loans receivable increased $279,738,000 (33.9%) to $1,105,243 in 2019 from $825,505,000 in 2018, including the effects of loans acquired from Monument as well as additional growth in commercial and residential mortgage loans, particularly in the second quarter 2019. The average yield on loans in the second quarter of 2019 was 5.35% compared to 5.00% in the second quarter 2018 as current rates on variable rate loans and rates on recent new loan originations have increased due to increases in market interest rates that occurred over the first several months of 2018. Further, accretion of purchase accounting-related adjustments provided a positive impact of 0.15% to the second quarter 2019 yield on loans.

Interest income from available-for-sale debt securities increased $211,000 (9.3%) in 2019 over 2018. Total average available-for-sale debt securities (at amortized cost) in 2019 increased to $362,969,000 from $350,610,000 in 2018. The average rate of return on available-for-sale debt securities was 2.75% for 2019, up from 2.61% in 2018. The increase in average rate of return on available-for-sale debt securities is mainly the result of lower yielding securities maturing with the proceeds reinvested in higher yielding securities as rates increased throughout most of 2018.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

For the three-month periods, interest expense increased $1,855,000 to $2,934,000 in 2019 from $1,079,000 in 2018. Interest expense on deposits increased $1,484,000, as the average rate on interest-bearing deposits increased to 0.97% in 2019 from 0.45% in 2018. The increase in average rates on deposits includes increases of 0.92% on time deposit, 0.24% on money market accounts, 0.19% on interest checking accounts and 0.07% on saving accounts. Total average deposits (interest-bearing and noninterest-bearing) amounted to $1,269,218,000 in 2019, an increase of $240,679,000 (23.4%) from 2018. The increase in total average deposits included deposits assumed from Monument. The increase in average rate on interest-bearing liabilities resulted primarily from comparatively higher rates on deposits assumed from Monument.

Further contributing to the increase in average rate on deposits was an increase in higher-cost deposits as a proportion of total deposits. The average balance of time deposits increased $153,941,000 to 39% of total average interest-bearing deposits in the second quarter 2019 from 29% in the second quarter 2018. The growth in time deposits resulted from changes in mix attributable to deposits assumed from Monument and from an increase in time deposits within the Corporation’s legacy markets in the second quarter 2019. Amortization of purchase accounting-related adjustments resulted in an increase in the average rate on time deposits of 0.14% and on total interest-bearing deposits of 0.06%.

Interest expense on total borrowed funds increased $371,000 in 2019 as compared to 2018. The average balance of total borrowed funds increased to $79,446,000 in the second quarter 2019 from $45,784,000 in the second quarter 2018, while the average rate on borrowed funds increased to 2.88% in the second quarter 2019 from 1.75% in the second quarter 2018.

Interest expense on short-term borrowings increased $146,000 to $228,000 in 2019 from $82,000 in 2018. The average balance of short-term borrowings increased to $37,279,000 in 2019 from $23,610,000 in 2018. The total average short-term borrowings balance for the second quarter 2019 included the assumption of FHLB advances from Monument which had an average balance of $27,991,000 for the second quarter. The average rate on short-term borrowings increased to 2.45% in 2019 from 1.39% in 2018, reflecting increases in short-term rates consistent with the four quarterly increases in the Federal Reserve’s target rate in 2018.

Interest expense on long-term borrowings increased $110,000 to $228,000 in 2019 from $118,000 in 2018. The average balance of long-term borrowings was $35,167,000 in 2019, up from an average balance of $22,174,000 in 2018. Borrowings are classified as long-term within the Tables based on their term at origination. The average balance of long-term borrowings in 2019 and 2018 consisted mainly of FHLB advances with terms longer than 12 months at origination. The average rate on long-term borrowings was 2.60% in 2019 compared to 2.13% in the second quarter of 2018, reflecting increases in market rates that occurred in 2018.

Interest expense on subordinated debt assumed from Monument was $115,000 in the second quarter 2019 with no comparative amount in 2018.

Six-Month Periods Ended June 30, 2019 and 2018

For the six-month periods, fully taxable equivalent net interest income was $26,485,000 in 2019, $3,673,000 (16.1%) higher than in 2018. Interest income was $5,885,000 higher in 2019 as compared to 2018, while interest expense was higher by $2,212,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.96% in 2019 as compared to 3.86% in 2018, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.66% in 2019, down from 3.70% in 2018. Similar to the discussion above regarding the second quarter 2019, the overall growth in net interest income, despite margin compression, resulted mainly from the infusion of loans, deposits and borrowings from Monument.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $30,769,000 in 2019, an increase of $5,885,000 (23.7%) from 2018. Interest and fees on loans receivable increased $5,230,000, or 25.9%, to $25,412,000 in 2019 from $20,182,000 in 2018. Table IV shows the increase in interest on loans includes $3,859,000 attributable to an increase in volume and $1,371,000 related to an increase in average rate. The average balance of loans receivable increased $144,047,000 (17.5%) to $965,272,000 in 2019 from $821,225,000 in 2018. The increase in average balance reflects the Corporation’s purchase of Monument on April 1, 2019. The average rate on taxable loans in 2019 was 5.42% compared to 5.09% in 2018 as current rates on variable rate loans and rates on recent new loan originations have increased, consistent with increases in market interest rates. The yield on tax-exempt loans receivable increased to 3.88% in 2019 compared to 3.69% in 2018.

Interest income on available-for-sale debt securities totaled $5,072,000 in 2019, an increase of $533,000 from the total for 2018. As indicated in Table III, average available-for-sale debt securities (at amortized cost) totaled $362,452,000 in 2019, an increase of $10,645,000 (3.0%) from 2018. The average yield on available-for-sale debt securities increased to 2.82% in 2019 from 2.60% in 2018.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased $2,212,000 to $4,284,000 in 2019 from $2,072,000 in 2018. Table III shows that the overall cost of funds on interest-bearing liabilities increased to 0.93% in 2019 from 0.51% in 2018.

Interest expense on deposits increased $1,808,000 in 2019 over 2018. Total average deposit balances (interest-bearing and noninterest-bearing) increased 13.1%, to $1,145,831,000 in 2019 from $1,013,113,00 in 2018, mainly as a result of the Monument acquisition. The average rate on interest-bearing deposits increased to 0.79% in 2019 from 0.42% in 2018. Similar to the discussion above, the increase in average rate on deposits reflects comparatively higher rates on deposits assumed from Monument, including significant growth in higher-cost time deposits.

Interest expense on borrowed funds increased $404,000 in 2019 as compared to 2018. Total average borrowed funds increased $9,598,000 to $65,115,000 in 2019 from $55,517,000 in 2018. The average rate on total borrowed funds was 2.69% in 2019 compared to 1.69% in 2018. The increase in the average rate on borrowed funds in 2019 reflects the impact of increases in market rates over the course of 2018 and the impact of higher-cost subordinated debt assumed from Monument.

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(In Thousands)	2019	2018	(Decrease)	2019	2018	(Decrease)

INTEREST INCOME
Interest-bearing due from banks	$149	$96	$53	$265	$146	$119
Available-for-sale debt securities:
Taxable	1,826	1,381	445	3,660	2,744	916
Tax-exempt	663	897	(234)	1,412	1,795	(383)
Total available-for-sale debt securities	2,489	2,278	211	5,072	4,539	533
Loans receivable:
Taxable	14,098	9,575	4,523	24,046	18,776	5,270
Tax-exempt	656	706	(50)	1,366	1,406	(40)
Total loans receivable	14,754	10,281	4,473	25,412	20,182	5,230
Other earning assets	11	10	1	20	17	3
Total Interest Income	17,403	12,665	4,738	30,769	24,884	5,885

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	319	213	106	546	394	152
Money market	252	122	130	430	215	215
Savings	74	38	36	113	75	38
Time deposits	1,718	506	1,212	2,327	924	1,403
Total interest-bearing deposits	2,363	879	1,484	3,416	1,608	1,808
Borrowed funds:
Short-term	228	82	146	307	281	26
Long-term	228	118	110	446	183	263
Subordinated debt	115	0	115	115	0	115
Total borrowed funds	571	200	371	868	464	404
Total Interest Expense	2,934	1,079	1,855	4,284	2,072	2,212

Net Interest Income	$14,469	$11,586	$2,883	$26,485	$22,812	$3,673

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s federal income tax rate of 21%.

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	3 Months		3 Months		6 Months		6 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	6/30/2019	Return/	6/30/2018	Return/	6/30/2019	Return/	6/30/2018	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Interest-bearing due from banks	$22,398	2.67%	$22,286	1.73%	$21,358	2.50%	$18,231	1.61%
Available-for-sale debt securities, at amortized cost:
Taxable	289,041	2.53%	247,809	2.24%	285,443	2.59%	248,819	2.22%
Tax-exempt	73,928	3.60%	102,801	3.50%	77,009	3.70%	102,988	3.51%
Total available-for-sale debt securities	362,969	2.75%	350,610	2.61%	362,452	2.82%	351,807	2.60%
Loans receivable:
Taxable	1,035,672	5.46%	747,889	5.14%	894,208	5.42%	744,292	5.09%
Tax-exempt	69,571	3.78%	77,616	3.65%	71,064	3.88%	76,933	3.69%
Total loans receivable	1,105,243	5.35%	825,505	5.00%	965,272	5.31%	821,225	4.96%
Other earning assets	1,423	3.10%	1,219	3.29%	1,257	3.21%	1,175	2.92%
Total Earning Assets	1,492,033	4.68%	1,199,620	4.23%	1,350,339	4.59%	1,192,438	4.21%
Cash	20,325		18,010		18,629		17,445
Unrealized gain/loss on securities	(101)		(8,242)		(2,352)		(6,893)
Allowance for loan losses	(8,378)		(9,161)		(8,856)		(9,082)
Bank premises and equipment	16,214		15,425		15,367		15,438
Intangible Assets	30,040		11,952		21,045		11,953
Other assets	49,935		41,575		46,573		42,174
Total Assets	$1,600,068		$1,269,179		$1,440,745		$1,263,473

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$218,731	0.58%	$217,607	0.39%	$208,872	0.53%	$215,307	0.37%
Money market	199,092	0.51%	180,667	0.27%	188,042	0.46%	180,297	0.24%
Savings	173,922	0.17%	152,663	0.10%	165,354	0.14%	151,149	0.10%
Time deposits	383,361	1.80%	229,420	0.88%	305,769	1.53%	224,267	0.83%
Total interest-bearing deposits	975,106	0.97%	780,357	0.45%	868,037	0.79%	771,020	0.42%
Borrowed funds:
Short-term	37,279	2.45%	23,610	1.39%	26,666	2.32%	37,878	1.50%
Long-term	35,167	2.60%	22,174	2.13%	34,929	2.57%	17,639	2.09%
Subordinated debt	7,000	6.59%	0	0.00%	3,520	6.59%	0	0.00%
Total borrowed funds	79,446	2.88%	45,784	1.75%	65,115	2.69%	55,517	1.69%
Total Interest-bearing Liabilities	1,054,552	1.12%	826,141	0.52%	933,152	0.93%	826,537	0.51%
Demand deposits	294,112		248,182		277,794		242,093
Other liabilities	15,454		8,848		13,210		8,859
Total Liabilities	1,364,118		1,083,171		1,224,156		1,077,489
Stockholders' equity, excluding other comprehensive income/loss	235,733		192,375		218,175		191,258
Accumulated other comprehensive income/loss	217		(6,367)		(1,586)		(5,274)
Total Stockholders' Equity	235,950		186,008		216,589		185,984
Total Liabilities and Stockholders' Equity	$1,600,068		$1,269,179		$1,440,745		$1,263,473
Interest Rate Spread		3.56%		3.71%		3.66%		3.70%
Net Interest Income/Earning Assets		3.89%		3.87%		3.96%		3.86%

Total Deposits (Interest-bearing and Demand)	$1,269,218		$1,028,539		$1,145,831		$1,013,113

(1) Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s federal income tax rate of 21%.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(3) Rates of return on earning assets and costs of funds are presented on an annualized basis.

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 6/30/19 vs. 6/30/18			6 Months Ended 6/30/19 vs. 6/30/18
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks	$1	$52	$53	$28	$91	$119
Available-for-sale debt securities:
Taxable	247	198	445	435	481	916
Tax-exempt	(260)	26	(234)	(472)	89	(383)
Total available-for-sale debt securities	(13)	224	211	(37)	570	533
Loans receivable:
Taxable	3,838	685	4,523	3,970	1,300	5,270
Tax-exempt	(76)	26	(50)	(111)	71	(40)
Total loans receivable	3,762	711	4,473	3,859	1,371	5,230
Other earning assets	1	0	1	1	2	3
Total Interest Income	3,751	987	4,738	3,851	2,034	5,885

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	1	105	106	(12)	164	152
Money market	11	119	130	9	206	215
Savings	6	30	36	8	30	38
Time Deposits	386	826	1,212	420	983	1,403
Total interest-bearing deposits	404	1,080	1,484	425	1,383	1,808
Borrowed funds:
Short-term	68	78	146	(99)	125	26
Long-term	81	29	110	213	50	263
Subordinated debt	115	0	115	115	0	115
Total borrowed funds	264	107	371	229	175	404
Total Interest Expense	668	1,187	1,855	654	1,558	2,212

Net Interest Income	$3,083	$(200)	$2,883	$3,197	$476	$3,673

(1) Changes in income on tax-exempt securities and loans are presented on a fully tax-equivalent basis, using the Corporation’s federal income tax rate of 21%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

NONINTEREST INCOME

TABLE V - COMPARISON OF NONINTEREST INCOME
(Dollars in Thousands)
	3 Months Ended
	June 30,		$	%
	2019	2018	Change	Change
Trust and financial management revenue	$1,583	$1,526	$57	3.7%
Brokerage revenue	361	271	90	33.2%
Insurance commissions, fees and premiums	48	13	35	269.2%
Service charges on deposit accounts	1,277	1,302	(25)	-1.9%
Service charges and fees	89	82	7	8.5%
Interchange revenue from debit card transactions	699	641	58	9.0%
Net gains from sales of loans	221	166	55	33.1%
Loan servicing fees, net	35	61	(26)	-42.6%
Increase in cash surrender value of life insurance	99	98	1	1.0%
Other noninterest income	437	529	(92)	-17.4%
Total noninterest income, excluding realized gains (losses) on securities, net	$4,849	$4,689	$160	3.4%

Total noninterest income shown in Table V in the second quarter 2019 and 2018 exclude net (losses) gains on available-for-sale debt securities and in 2018, the gain on a restricted equity security (Visa Class B stock). Within the totals, the most significant variances include the following:

·	Total Trust and brokerage revenue increased $147,000 due to increased volume of brokerage transactions compared to 2018.

·	Interchange revenue from debit card transactions was up $58,000 reflecting an increase in volumes.

·	Net gains from sale of loans increased $55,000 due to increased production of loans sold.

·	Other noninterest income decreased $92,000, as there was no revenue from realization of tax credits in the second quarter 2019 while the second quarter 2018 total included revenue of $154,000 from tax credits associated with a donation of real estate.
TABLE VI - COMPARISON OF NONINTEREST INCOME
(Dollars in Thousands)
	6 Months Ended
	June 30,		$	%
	2019	2018	Change	Change
Trust and financial management revenue	$2,943	$2,948	$(5)	-0.2%
Brokerage revenue	668	483	185	38.3%
Insurance commissions, fees and premiums	78	57	21	36.8%
Service charges on deposit accounts	2,527	2,506	21	0.8%
Service charges and fees	168	168	0	0.0%
Interchange revenue from debit card transactions	1,342	1,220	122	10.0%
Net gains from sales of loans	308	350	(42)	-12.0%
Loan servicing fees, net	63	189	(126)	-66.7%
Increase in cash surrender value of life insurance	191	195	(4)	-2.1%
Other noninterest income	967	979	(12)	-1.2%
Total noninterest income, excluding realized gains (losses) on securities, net	$9,255	$9,095	$160	1.8%

Total noninterest income shown in Table VI in the first six months of 2019 and 2018 excludes net gains (losses) on available-for-sale debt securities and in 2018, the gain on a restricted equity security (Visa Class B stock). Within the totals, the most significant variances include the following:

·	Total Trust and brokerage revenue increased $180,000 due to increased volume of brokerage transactions compared to 2018.

·	Interchange revenue from debit card transactions was up $122,000 reflecting an increase in volumes.

·	Loan servicing fees, net, decreased $126,000, as the fair value of mortgage servicing rights decreased by $148,000 in the first six months of 2019 as compared to a decrease of $26,000 in the first six months of 2018.

·	Net gains from sale of loans decreased $42,000 due to decreased volumes.

NONINTEREST EXPENSE

TABLE VII - COMPARISON OF NONINTEREST EXPENSE
(Dollars in Thousands)
	3 Months Ended
	June 30,		$	%
	2019	2018	Change	Change
Salaries and wages	$5,276	$4,193	$1,083	25.8%
Pensions and other employee benefits	1,225	1,200	25	2.1%
Occupancy expense, net	665	613	52	8.5%
Furniture and equipment expense	333	313	20	6.4%
Data processing expenses	962	694	268	38.6%
Automated teller machine and interchange expense	277	319	(42)	-13.2%
Pennsylvania shares tax	347	336	11	3.3%
Professional fees	331	279	52	18.6%
Telecommunications	176	157	19	12.1%
Directors' fees	141	168	(27)	-16.1%
Other noninterest expense	1,689	1,412	277	19.6%
Total noninterest expense, excluding merger- related expenses	11,422	9,684	1,738	17.9%
Merger-related expenses	3,301	0	3,301	0.0%
Total noninterest expense	$14,723	$9,684	$5,039	52.0%

As shown in Table VII, total noninterest expense, excluding merger-related expenses, increased $1,738,000 (17.9%) for the three months ended June 30, 2019 over the total for the three months ended June 30, 2018. The most significant variances include the following:

·	Salaries and wages expense increased $1,083,000, including $656,000 related to the former Monument operations and an increase of $185,000 in cash and stock-based incentive compensation expense. Mainly due to the recent acquisition, the number of full-time equivalent employees increased to 332 at June 30, 2019 from 299 at March 31, 2019 and 296 at June 30, 2018.

·	Pensions and other employee benefits expense increased by only $25,000 despite the increase in personnel from the additional staffing for former Monument locations. In the second quarter 2019, the Corporation received a credit of $201,000 for overpayment of healthcare claims on the partially self-insured plan.

·	Other noninterest expense increased $277,000. Within other noninterest expense, expenses and net losses on other real estate properties increased $137,000, with other increases in loan collection expenses of $63,000, amortization of core deposit intangibles of $72,000, credit card operating costs of $51,000, other taxes of $36,000 and insurance of $31,000. Also, within other noninterest expense, donations expense decreased $249,000 reflecting a second quarter 2018 donation of real estate that resulted in expense of $250,000 with no similar item in 2019.

·	Data processing expenses increased $268,000, reflecting the costs of operating two core processing systems for most of the second quarter 2019 as well as costs related to product development efforts in connection with a fintech organization and other increases in software licensing costs.
TABLE VIII - COMPARISON OF NONINTEREST EXPENSE
(Dollars in Thousands)
	6 Months Ended
	June 30,		$	%
	2019	2018	Change	Change
Salaries and wages	$9,769	$8,317	$1,452	17.5%
Pensions and other employee benefits	2,843	2,810	33	1.2%
Occupancy expense, net	1,322	1,250	72	5.8%
Furniture and equipment expense	634	584	50	8.6%
Data processing expenses	1,765	1,335	430	32.2%
Automated teller machine and interchange expense	466	641	(175)	-27.3%
Pennsylvania shares tax	694	672	22	3.3%
Professional fees	553	555	(2)	-0.4%
Telecommunications	340	390	(50)	-12.8%
Directors' fees	324	352	(28)	-8.0%
Other noninterest expense	3,408	2,673	735	27.5%
Total noninterest expense, excluding merger- related expenses	22,118	19,579	2,539	13.0%
Merger-related expenses	3,612	0	3,612	0.0%
Total noninterest expense	$25,730	$19,579	$6,151	31.4%

As shown in Table VIII, total noninterest expense, excluding merger-related expenses, increased $2,539,000 (13.0%) for the six months ended June 30, 2019 over the total for the first six months of 2018. The most significant variances include the following:

·	Salaries and wages expense increased $1,452,000, including $656,000 related to the former Monument operations and an increase of $351,000 in cash and stock-based incentive compensation expense.

·	Other noninterest expense increased $735,000. Within other noninterest expense, expenses and net losses on other real estate properties increased $416,000, with other increases in loan collection expenses of $172,000, credit card operating costs of $83,000, amortization of core deposit intangibles of $73,000, insurance of $49,000, other taxes of $36,000 and consulting related to the overdraft privilege program of $35,000. Also, within other noninterest expense, donations expense decreased $249,000 reflecting the second quarter 2018 donation of real estate referred to above that resulted in expense of $250,000 with no similar item in 2019.

·	Data processing expenses increased $430,000, reflecting the costs of operating two core processing systems for most of the second quarter 2019 as well as costs related to product development efforts in connection with a fintech organization and other increases in software licensing costs.

·	Automated teller machine and interchange expense decreased $175,000, reflecting cost reductions pursuant to a renegotiated service contract.

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The income tax provision for the first six months of 2019 was $1,674,000, or 16.1% of pre-tax earnings, which was $444,000 lower than the provision for the first six months of 2018 of $2,118,000, or 16.5% of pre-tax income. The Corporation’s effective tax rates differ from the statutory rate of 21% in the first six months of 2019 and 2018 principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The net deferred tax asset at June 30, 2019 and December 31, 2018 represents the following temporary difference components:

	June 30,	December 31,
(In Thousands)	2019	2018
Deferred tax assets:
Unrealized holding losses on available-for-sale debt securities	$0	$1,145
Allowance for loan losses	1,766	2,005
Other deferred tax assets	2,926	2,049
Total deferred tax assets	4,692	5,199

Deferred tax liabilities:
Unrealized holding gains on available-for-sale debt securities	834	0
Unfunded retirement obligations	79	37
Bank premises and equipment	914	907
Core deposit intangibles	293	2
Other deferred tax liabilities	401	143
Total deferred tax liabilities	2,521	1,089
Deferred tax asset, net	$2,171	$4,110

At June 30, 2019, the net deferred tax asset was $2,171,000, down from $4,110,000 at December 31, 2018. The most significant change in temporary difference components was a net decrease of $1,979,000 in the deferred tax asset resulting from appreciation in available-for-sale debt securities resulting from lower interest rates.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.

Management believes the recorded net deferred tax asset at June 30, 2019 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the “Net Interest Income” section of Management’s Discussion and Analysis. Other significant balance sheet items, including the allowance for loan losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding standby letters of credit at June 30, 2019. Management does not expect capital expenditures or the Monument acquisition to have a material, detrimental effect on the Corporation’s financial condition in 2019.

Net loans outstanding (excluding mortgage loans held for sale) were $1,108,483,000 at June 30, 2019, up from $817,136,000 at March 31, 2019 and up 36.9% from $809,816,000 at June 30, 2018. As previously noted, a significant portion of the increase in loans in the second quarter 2019 was related to the Monument acquisition. In comparing outstanding balances at June 30, 2019 and 2018, total commercial loans increased $167.3 million (47.4%), total residential mortgage loans increased $126.9 million (28.2%) and total consumer loans increased $3.9 million (24.5%). At June 30, 2019, the outstanding balance of commercial loan participations with other financial entities was $66.3 million as compared to $68.4 million at March 31, 2019 and $62.9 million at June 30, 2018.

Total loans outstanding at March 31, 2019 amounted to $825,392,000. The adjusted total, including the recorded fair value of loans purchased from Monument on April 1, 2019, would be $1,084,687,000. Second quarter 2019 loan growth was significant, as total loans outstanding increased $31,996,000 from the adjusted prior quarter ending balance, including an increase in commercial loans outstanding of $24,546,000. Approximately half of the second quarter 2019 loan growth, subsequent to the initial acquisition, was attributable to lending activity in southeastern Pennsylvania (former Monument offices).

While the Corporation’s lending activities are primarily concentrated in its market area, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial,” “Commercial loans secured by real estate”, “Political subdivisions” and “Other commercial” classes in the loan tables presented in this Form 10-Q. Total participation loans outstanding amounted to $66,289,000 at June 30, 2019 as compared to $67,340,000 at December 31, 2018 and $62,949,000 at June 30, 2018. At June 30, 2019, the balance of participation loans outstanding includes a total of $58,187,000 to businesses located outside of the Corporation’s market area. Also, included within participation loans outstanding are “leveraged loans,” meaning loans to businesses with minimal tangible book equity and for which the extent of collateral available is limited, though typically at the time of origination the businesses have demonstrated strong cash flow performance in their recent histories. Leveraged participation loans outstanding totaled $11,923,000 at June 30, 2019 and $13,315,000 at December 31, 2018.

Since 2009, the Corporation has originated and sold residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Xtra program consist primarily of conforming, prime loans sold to the Federal National Mortgage Association (Fannie Mae), a quasi-government entity. In 2014, the Corporation began to originate and sell residential mortgage loans to the secondary market through the MPF Original program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Prior to the April 2019 merger, Monument Bank had participated in the MPF Original program. Residential mortgages originated and sold through the MPF Original program consist primarily of conforming, prime loans sold to the Federal Home Loan Bank of Pittsburgh.

For loan sales originated under the MPF Xtra and Original programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At

June 30, 2019, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,865,000, and the corresponding total outstanding balance repurchased at December 31, 2018 was $2,146,000.

At June 30, 2019, outstanding balances of loans sold and serviced through the two programs totaled $172,910,000, including loans sold through the MPF Xtra program of $98,825,000 and loans sold through the Original program of $74,085,000. In addition, the outstanding balance of loans sold under the MPF Original program by Monument totaled $21,808,000. The loans sold by Monument are not serviced by the Corporation; however, the Corporation has assumed the credit enhancement obligation on these loans (as discussed in the next paragraph). At December 31, 2018, outstanding balances of loans sold and serviced through the two programs totaled $171,742,000, including loans sold through the MPF Xtra program of $96,841,000 and loans sold through the Original program of $74,901,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of June 30, 2019 and December 31, 2018.

For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. At June 30, 2019, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $4,553,000, and the Corporation has recorded a related allowance for credit losses of $297,000 which is included in “Accrued interest and other liabilities” in the accompanying consolidated balance sheets. At December 31, 2018, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $4,157,000, and the related allowance for credit losses was $328,000. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

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

The allowance for loan losses was $8,200,000 at June 30, 2019, down from $9,309,000 at December 31, 2018. Table VIII shows total specific allowances on impaired loans decreased $1,308,000 to $297,000 at June 30, 2019 from $1,605,000 at December 31, 2018. This decrease is the result of a net reduction in specific allowances totaling $1,308,000 in the first six months of 2019 and was the main cause of the credit for loan losses recorded in the period. In particular, specific allowances totaling $1,365,000 at December 31, 2018 on two commercial loans were eliminated in the first quarter 2019. These two loans were no longer considered impaired at March 31, 2019, were returned to full accrual status in the first quarter 2019 and remained in full accrual status at June 30, 2019. A specific allowance of $781,000 at December 31, 2018 on a real estate secured commercial loan was eliminated in the first quarter 2019 due to the borrower’s improved financial performance and receipt of an updated, higher appraised value of the underlying collateral. Also, a specific allowance of $584,000 on a commercial loan was eliminated, consistent with improvements in both the borrower’s financial position and the Corporation’s security position on the credit.

Loans acquired from Monument that were identified as having a deterioration in credit quality (purchased credit impaired, or PCI), were valued at $441,000 at April 1, 2019 and June 30, 2019. The remainder of the portfolio was deemed to be the performing component of the portfolio. The calculation of the fair value of performing loans included a discount for credit losses of $1,907,000, reflecting an estimate of the present value of credit losses based on market expectations. None of the performing loans purchased were found to be impaired in the second quarter 2019, and the recently purchased performing loans were excluded from the loan pools for which the general component of the allowance for loan losses was calculated. Accordingly, there was no allowance for loan losses at June 30, 2019 on loans purchased from Monument, which was the main reason the allowance dropped to 0.73% of total outstanding loans at June 30, 2019 from 1.12% at December 31, 2018.

The (credit) provision for loan losses by segment in the three-month and six-month periods ended June 30, 2019 and 2018 are as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Residential mortgage	$3	$47	$78	$78
Commercial	(51)	(120)	(1,200)	97
Consumer	44	53	75	97
Unallocated	0	0	86	0
Total	$(4)	$(20)	$(961)	$272

The (credit) provision for loan losses is further detailed as follows:

	3 Months	3 Months	6 Months	6 Months
Residential mortgage segment	Ended	Ended	Ended	Ended
(In thousands)	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$31	$41	$99	$92

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	54	43	56	23
Changes in historical loss experience factors	2	(37)	7	(37)
Changes in qualitative factors	(84)	0	(84)	0
Total provision for loan losses - Residential mortgage segment	$3	$47	$78	$78

	3 Months	3 Months	6 Months	6 Months
Commercial segment	Ended	Ended	Ended	Ended
(In thousands)	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Decrease in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$(196)	$(142)	$(1,303)	$(31)

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth (reduction)	310	(18)	324	35
Changes in historical loss experience factors	(314)	40	(312)	93
Changes in qualitative factors	149	0	91	0
Total (credit) provision for loan losses - Commercial segment	$(51)	$(120)	$(1,200)	$97

	3 Months	3 Months	6 Months	6 Months
Consumer segment	Ended	Ended	Ended	Ended
(In thousands)	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$16	$23	$44	$52

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	18	5	18	9
Changes in historical loss experience factors	(10)	16	0	26
Changes in qualitative factors	20	9	13	10
Total provision for loan losses - Consumer segment	$44	$53	$75	$97

	3 Months	3 Months	6 Months	6 Months
Total - All segments	Ended	Ended	Ended	Ended
(In thousands)	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
(Decrease) increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$(149)	$(78)	$(1,160)	$113

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	382	30	398	67
Changes in historical loss experience factors	(322)	19	(305)	82
Changes in qualitative factors	85	9	20	10
Subtotal	(4)	(20)	(1,047)	272
Unallocated	0	0	86	0
Total (credit) provision for loan losses - All segments	$(4)	$(20)	$(961)	$272

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

Table IX presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Total nonperforming loans as a percentage of outstanding loans was 1.07% at June 30, 2019, down from 1.94% at December 31, 2018, and nonperforming assets as a percentage of total assets was 0.95% at June 30, 2019, down from 1.37% at December 31, 2018. Table IX presents data at June 30, 2019 and at the end of each of the years ended December 31, 2014 through 2018. Table IX shows that total nonperforming loans as a percentage of loans of 1.07% at June 30, 2019 was lower than the corresponding year-end ratio from 2014 through 2018. Similarly, the June 30, 2019 ratio of total nonperforming assets as a percentage of assets of 0.95% was lower than the corresponding ratio from 2014 through 2018. These improved credit-related ratios reflect: (1) the impact of acquired loans from Monument with minimal nonperforming loans at June 30, 2019; and (2) reductions in total nonperforming assets due to improved conditions on the two larger loans referenced above.

Total impaired loans of $6,264,000 at June 30, 2019 are down $3,510,000 from the corresponding amount at December 31, 2018 of $9,774,000. In the first six months of 2019, the two commercial loans referred to above for which specific allowances were eliminated were not considered to be impaired at June 30, 2019 but were considered impaired at December 31, 2018. Total outstanding balances of these loans were $3,781,000 at December 31, 2018. Other significant changes in impaired loans in 2019 included: (1) addition to impaired status of a commercial and industrial loan with a balance of $719,000 and a specific allowance of $60,000 at June 30, 2019; and (2) removal from impaired status of a commercial loan with an outstanding balance of $326,000 at December 31, 2018 for which foreclosure proceedings were completed and the related real estate acquired in the first quarter 2019 (included in Foreclosed assets held for sale with a carrying value of $326,000 at June 30, 2019). Table IX shows that the total balance of impaired loans at June 30, 2019 was lower than the year-end amounts over the period 2014-2018, which ranged from a low of $9,511,000 in 2017 to a high of $12,316,000 in 2014.

Total nonperforming assets of $15,225,000 at June 30, 2019 are $2,497,000 lower than the corresponding amount at December 31, 2018, summarized as follows:

·	Total nonaccrual loans at June 30, 2019 of $9,289,000 was $3,824,000 lower than the corresponding December 31, 2018 total of $13,113,000, including the effect of reducing nonaccrual loans due to the return to full accrual status of the two commercial loans described above with balances totaling $3,781,000 at December 31, 2018.

·	Total loans past due 90 days or more and still accruing interest amounted to $2,631,000 at June 30, 2019, a decrease of $275,000 from the total at December 31, 2018.

·	Foreclosed assets held for sale consisted of real estate, and totaled $3,305,000 at June 30, 2019, an increase of $1,602,000 from $1,703,000 at December 31, 2018. Of this increase, $1,064,000 related to two properties acquired through the Monument acquisition. At June 30, 2019, the Corporation held fourteen such properties for sale, with total carrying values of $368,000 related to residential real estate, $110,000 of land and $2,827,000 related to commercial real estate. At December 31, 2018, the Corporation held six such properties for sale, with total carrying values of $64,000 related to residential real estate, $110,000 of land and $1,529,000 related to commercial real estate. The Corporation evaluates the carrying values of foreclosed assets each quarter based on the most recent market activity or appraisals for each property.

Over the period 2014-2018 and the first six months of 2019, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of June 30, 2019. Management continues to closely monitor its commercial loan relationships for possible credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VII through X present historical data related to loans and the allowance for loan losses.

TABLE VII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars In Thousands)

	June 30,	June 30,		Years Ended December 31,
	2019	2018	2018	2017	2016	2015	2014
Balance, beginning of year	$9,309	$8,856	$8,856	$8,473	$7,889	$7,336	$8,663
Charge-offs:
Residential mortgage	(107)	(53)	(158)	(197)	(73)	(217)	(327)
Commercial	(6)	(21)	(165)	(132)	(597)	(251)	(1,715)
Consumer	(66)	(41)	(174)	(150)	(87)	(94)	(97)
Total charge-offs	(179)	(115)	(497)	(479)	(757)	(562)	(2,139)
Recoveries:
Residential mortgage	6	2	8	19	3	1	25
Commercial	3	2	317	4	35	214	264
Consumer	22	12	41	38	82	55	47
Total recoveries	31	16	366	61	120	270	336
Net charge-offs	(148)	(99)	(131)	(418)	(637)	(292)	(1,803)
(Credit) Provision for loan losses	(961)	292	584	801	1,221	845	476
Balance, end of period	$8,200	$9,049	$9,309	$8,856	$8,473	$7,889	$7,336
Net charge-offs as a % of average loans	0.02%	0.01%	0.02%	0.05%	0.09%	0.04%	0.29%

TABLE VIII - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES
(In Thousands)
	June 30,	As of December 31,
	2019	2018	2017	2016	2015	2014
ASC 310 - Impaired loans	$297	$1,605	$1,279	$674	$820	$769
ASC 450 - Collective segments:
Commercial	3,205	3,102	3,078	3,373	3,103	2,732
Residential mortgage	3,849	3,870	3,841	3,890	3,417	3,295
Consumer	264	233	159	138	122	145
Unallocated	585	499	499	398	427	395
Total Allowance	$8,200	$9,309	$8,856	$8,473	$7,889	$7,336

TABLE IX - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS
AND TROUBLED DEBT RESTRUCTURINGS (TDRs)
(Dollars In Thousands)
	June 30,	As of December 31,
	2019	2018	2017	2016	2015	2014
Impaired loans with a valuation allowance	$1,785	$4,851	$4,100	$3,372	$1,933	$3,241
Impaired loans without a valuation allowance	4,479	4,923	5,411	7,488	8,041	9,075
Total impaired loans	$6,264	$9,774	$9,511	$10,860	$9,974	$12,316

Total loans past due 30-89 days and still accruing	$4,407	$7,142	$9,449	$7,735	$7,057	$7,121

Nonperforming assets:
Total nonaccrual loans	$9,289	$13,113	$13,404	$8,736	$11,517	$12,610
Total loans past due 90 days or more and still accruing	2,631	2,906	3,724	6,838	3,229	2,843
Total nonperforming loans	11,920	16,019	17,128	15,574	14,746	15,453
Foreclosed assets held for sale (real estate)	3,305	1,703	1,598	2,180	1,260	1,189
Total nonperforming assets	$15,225	$17,722	$18,726	$17,754	$16,006	$16,642

Loans subject to troubled debt restructurings (TDRs):
Performing	$972	$655	$636	$5,803	$1,186	$1,807
Nonperforming	489	2,884	3,027	2,874	5,178	5,388
Total TDRs	$1,461	$3,539	$3,663	$8,677	$6,364	$7,195

Total nonperforming loans as a % of loans	1.07%	1.94%	2.10%	2.07%	2.09%	2.45%
Total nonperforming assets as a % of assets	0.95%	1.37%	1.47%	1.43%	1.31%	1.34%
Allowance for loan losses as a % of total loans	0.73%	1.12%	1.09%	1.13%	1.12%	1.16%
Allowance for loan losses as a % of nonperforming loans	68.79%	58.11%	51.70%	54.40%	53.50%	47.47%

TABLE X - SUMMARY OF LOANS BY TYPE
Summary of Loans by Type
(In Thousands)	June 30,	December 31,
	2019	2018	2017	2016	2015	2014
Residential mortgage:
Residential mortgage loans - first liens	$484,479	$372,339	$359,987	$334,102	$304,783	$291,882
Residential mortgage loans - junior liens	28,880	25,450	25,325	23,706	21,146	21,166
Home equity lines of credit	35,224	34,319	35,758	38,057	39,040	36,629
1-4 Family residential construction	27,994	24,698	26,216	24,908	21,121	16,739
Total residential mortgage	576,577	456,806	447,286	420,773	386,090	366,416
Commercial:
Commercial loans secured by real estate	279,267	162,611	159,266	150,468	154,779	145,878
Commercial and industrial	115,264	91,856	88,276	83,854	75,196	50,157
Political subdivisions	52,308	53,263	59,287	38,068	40,007	17,534
Commercial construction and land	21,197	11,962	14,527	14,287	5,122	6,938
Loans secured by farmland	7,251	7,146	7,255	7,294	7,019	7,916
Multi-family (5 or more) residential	26,749	7,180	7,713	7,896	9,188	8,917
Agricultural loans	5,234	5,659	6,178	3,998	4,671	3,221
Other commercial loans	13,037	13,950	10,986	11,475	12,152	13,334
Total commercial	520,307	353,627	353,488	317,340	308,134	253,895
Consumer	19,799	17,130	14,939	13,722	10,656	10,234
Total	1,116,683	827,563	815,713	751,835	704,880	630,545
Less: allowance for loan losses	(8,200)	(9,309)	(8,856)	(8,473)	(7,889)	(7,336)
Loans, net	$1,108,483	$818,254	$806,857	$743,362	$696,991	$623,209

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At June 30, 2019, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $14,253,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale debt securities with a carrying value of $18,126,000 at June 30, 2019.

The Corporation’s outstanding, available, and total credit facilities at June 30, 2019 and December 31, 2018 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2019	2018	2019	2018	2019	2018
Federal Home Loan Bank of Pittsburgh	$62,652	$42,915	$473,536	$318,699	$536,188	$361,614
Federal Reserve Bank Discount Window	0	0	17,576	15,262	17,576	15,262
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$62,652	$42,915	$536,112	$378,961	$598,764	$421,876

The significant increase in credit available from the Federal Home Loan Bank of Pittsburgh at June 30, 2019 resulted from an increase in the borrowing base created by the acquisition of real estate secured loans from Monument. At June 30, 2019, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $3,000,000, short-term borrowings of $21,379,000 and long-term borrowings of $38,273,000. At December 31, 2018, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $7,000,000 and long-term borrowings with a total amount of $35,915,000. Additional information regarding borrowed funds is included in Note 9 to the unaudited consolidated financial statements.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations or use repurchase agreements placed with brokers to borrow funds secured by investment assets. At June 30, 2019, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $213,662,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations, including the impact of additional lending opportunities and other potential cash requirements arising from the Monument merger.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

As required by the Economic Growth, Regulatory Relief, and Consumer Protection Act (discussed further in the Recent Legislative Developments section of Management’s Discussion and Analysis), in August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at June 30, 2019; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

Details concerning capital ratios at June 30, 2019 and December 31, 2018 are presented below. Management believes, as of June 30, 2019, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at June 30, 2019 and December 31, 2018 exceed the Corporation’s Board policy threshold levels.

(Dollars in Thousands)							Minimum To Be Well
			Minimum		Minimum To Maintain		Capitalized Under		Minimum To Meet
			Capital		Capital Conservation		Prompt Corrective		the Corporation's
	Actual		Requirement		Buffer at Reporting Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019:
Total capital to risk-weighted assets:
Consolidated	$222,061	20.97%	N/A	N/A	N/A	N/A	N/A	N/A	$111,163	³10.5%
C&N Bank	199,619	18.93%	84,369	³8%	110,734	³10.5%	105,461	³10%	110,734	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	206,564	19.51%	N/A	N/A	N/A	N/A	N/A	N/A	89,989	³8.5%
C&N Bank	191,122	18.12%	63,276	³6%	89,642	³8.5%	84,369	³8%	89,642	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	206,564	19.51%	N/A	N/A	N/A	N/A	N/A	N/A	74,109	³7%
C&N Bank	191,122	18.12%	47,457	³4.5%	73,822	³7.0%	68,549	³6.5%	73,822	³7%
Tier 1 capital to average assets:
Consolidated	206,564	13.13%	N/A	N/A	N/A	N/A	N/A	N/A	125,831	³8%
C&N Bank	191,122	12.27%	62,291	³4%	N/A	N/A	77,864	³5%	124,582	³8%

December 31, 2018:
Total capital to risk-weighted assets:
Consolidated	$199,226	24.42%	N/A	N/A	N/A	N/A	N/A	N/A	$85,653	³10.5%
C&N Bank	176,499	21.75%	64,916	³8%	80,130	³9.875%	81,145	³10%	85,202	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	189,589	23.24%	N/A	N/A	N/A	N/A	N/A	N/A	69,338	³8.5%
C&N Bank	166,862	20.56%	48,687	³6%	63,901	³7.875%	64,916	³8%	68,973	³8.5%

Common equity tier 1 capital to risk-weighted assets:
Consolidated	189,589	23.24%	N/A	N/A	N/A	N/A	N/A	N/A	57,102	³7%
C&N Bank	166,862	20.56%	36,515	³4.5%	51,730	³6.375%	52,744	³6.5%	56,801	³7%
Tier 1 capital to average assets:
Consolidated	189,589	14.78%	N/A	N/A	N/A	N/A	N/A	N/A	102,634	³8%
C&N Bank	166,862	13.16%	50,715	³4%	N/A	N/A	63,394	³5%	101,430	³8%

Capital rations presented in the table above were modestly lower at June 30, 2019 as compared to December 31, 2018, reflecting the impact of the Monument acquisition, but remain at levels well in excess of regulatory requirements. Management expects C&N Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions and the applicable capital conservation buffer for the next 12 months and for the foreseeable future.

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

At June 30, 2019, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 10.93%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income (Loss) within stockholders’ equity. The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains (losses) on available-for-sale debt securities, net of deferred income tax, amounted to $3,138,000 at June 30, 2019 and ($4,307,000) at December 31, 2018. Changes in accumulated other comprehensive income (loss) are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale debt securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at June 30, 2019.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $294,000 at June 30, 2019 and $137,000 at December 31, 2018.

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

Comprehensive Income totaled $7,772,000 for the three months ended June 30, 2019 as compared to $5,570,000 in the second quarter 2018. For the three months ended June 30, 2019, Comprehensive Income included: (1) Net Income of $3,649,000, which was $2,722,000 lower than in the second quarter 2018; (2) Other Comprehensive Income from available-for-sale debt securities of $4,079,000 as compared to Other Comprehensive Loss of ($797,000) in the second quarter 2018; and (3) Other Comprehensive Loss from defined benefit plans of ($6,000) for the second quarter 2019 as compared to ($4,000) for the second quarter 2018.

For the six months ended June 30, 2019, Comprehensive Income totaled $16,341,000 as compared to $6,191,000 for the first six months of 2018. For the six months ended June 30, 2019, Comprehensive Income included: (1) Net Income of $8,739,000, down $2,007,000 from net income for the first six months of 2018; (2) Other Comprehensive Income from available-for-sale debt securities of $7,445,000 as compared to Other Comprehensive Loss of $4,621,000 from net unrealized losses on available-for-sale debt securities in the first six months of 2018; and (3) Other Comprehensive Income from defined benefit plans of $157,000 for the six months ended June 30, 2019 as compared to Other Comprehensive Income of $66,000 for the first six months of 2018.

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

As noted in the Stockholders’ Equity and Capital Adequacy section of Management’s Discussion and Analysis, as required by the Act, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement, raising the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company, subject to other conditions. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at June 30, 2019. Further, qualification as a small bank holding company allows the Corporation to file more abbreviated, and less frequent, consolidated and holding company reports with the Federal Reserve.

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

ITEM 4. CONTROLS AND PROCEDURES

The Corporation’s management, under the supervision of and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the design and effectiveness of the Corporation’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. This evaluation did not include an assessment of those disclosure controls and procedures that are involved in, and did not include an assessment of, internal control over financial reporting as it relates to Monument Bancorp, Inc. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective to ensure that all material information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Except as described in the following paragraph, there were no significant changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.

The Monument Bancorp, Inc. acquisition was completed April 1, 2019, and during the second quarter 2019 the Corporation began the process of integrating processes and internal control over financial reporting for the former Monument locations into those of the Corporation. Throughout most of the second quarter 2019, information related to former Monument loans, deposits and other customer data was processed using Monument’s legacy computer system. In late June 2019, the integration of Monument’s core customer data system into the Corporation’s system was completed. Though completion of the Monument core system conversion was a significant milestone, at June 30, 2019, the Corporation’s management had not yet completed changes to processes, information technology systems and other components of internal control over financial reporting as part of integration activities.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Corporation and C&N Bank are involved in various legal proceedings incidental to their business. Management believes the aggregate liability, if any, resulting from such pending and threatened legal proceedings will not have a material, adverse effect on the Corporation’s financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed February 21, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth a summary of the purchases by the Corporation of its common stock during the second quarter 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2019	0	$0	0	600,000
May 1 - 31, 2019	0	$0	0	600,000
June 1 - 30, 2019	0	$0	0	600,000

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

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6. Exhibits

2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed April 19, 2013

4. Instruments defining the rights of Security holders, including Indentures	Not applicable

10. Material contracts	Filed herewith
10.1 Form of Indemnification Agreement dated April 18, 2019 Between the Corporation and Clark S. Frame

15. Letter re: unaudited interim information	Not applicable

18. Letter re: change in accounting principles	Not applicable

19. Report furnished to security holders	Not applicable

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

99. Additional exhibits	Not applicable

100. XBRL-related documents	Not applicable

101. Interactive data file	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

August 6, 2019	By: /s/ J. Bradley Scovill
Date	President and Chief Executive Officer

August 6, 2019	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer

