Form 10-Q
period 2019-09-30
CITIZENS & NORTHERN CORP
filed 2019-11-12
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	13,703,022 Shares Outstanding on November 4, 2019

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data) (Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks:
Noninterest-bearing	$27,434	$20,970
Interest-bearing	24,009	16,517
Total cash and due from banks	51,443	37,487
Available-for-sale debt securities, at fair value	363,467	363,273
Marketable equity security	983	950
Loans held for sale	2,033	213

Loans receivable	1,139,400	827,563
Allowance for loan losses	(9,257)	(9,309)
Loans, net	1,130,143	818,254

Bank-owned life insurance	18,535	19,035
Accrued interest receivable	5,094	3,968
Bank premises and equipment, net	16,038	14,592
Foreclosed assets held for sale	2,762	1,703
Deferred tax asset, net	2,292	4,110
Goodwill and other intangibles, net	29,939	11,951
Other assets	19,858	15,357
TOTAL ASSETS	$1,642,587	$1,290,893

LIABILITIES
Deposits:
Noninterest-bearing	$310,907	$272,520
Interest-bearing	983,975	761,252
Total deposits	1,294,882	1,033,772
Short-term borrowings	21,281	12,853
Long-term borrowings	58,200	35,915
Subordinated debt	7,000	0
Accrued interest and other liabilities	18,285	10,985
TOTAL LIABILITIES	1,399,648	1,093,525

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares; issued 13,934,996 and outstanding 13,703,022 at September 30, 2019; issued 12,655,171 and outstanding 12,319,330 December 31, 2018	13,935	12,655
Paid-in capital	104,250	72,602
Retained earnings	124,723	122,643
Treasury stock, at cost; 231,974 shares at September 30, 2019 and 335,841 shares at December 31, 2018	(4,429)	(6,362)
Accumulated other comprehensive income (loss)	4,460	(4,170)
TOTAL STOCKHOLDERS' EQUITY	242,939	197,368
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,642,587	$1,290,893

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income

(In Thousands Except Per Share Data) (Unaudited)

	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans:
Taxable	$14,400	$9,754	$38,446	$28,530
Tax-exempt	509	561	1,597	1,677
Interest on mortgages held for sale	5	3	14	9
Interest on balances with depository institutions	159	173	424	319
Income from available-for-sale debt securities:
Taxable	1,732	1,624	5,392	4,368
Tax-exempt	466	680	1,591	2,105
Dividends on marketable equity security	6	5	17	16
Total interest and dividend income	17,277	12,800	47,481	37,024
INTEREST EXPENSE
Interest on deposits	2,461	1,033	5,877	2,641
Interest on short-term borrowings	146	39	453	320
Interest on long-term borrowings	277	169	723	352
Interest on subordinated debt	116	0	231	0
Total interest expense	3,000	1,241	7,284	3,313
Net interest income	14,277	11,559	40,197	33,711
Provision for loan losses	1,158	60	197	332
Net interest income after provision for loan losses	13,119	11,499	40,000	33,379
NONINTEREST INCOME
Trust and financial management revenue	1,479	1,427	4,422	4,375
Brokerage revenue	333	235	1,001	718
Insurance commissions, fees and premiums	71	15	149	72
Service charges on deposit accounts	1,436	1,331	3,963	3,837
Service charges and fees	91	95	259	263
Interchange revenue from debit card transactions	722	660	2,064	1,880
Net gains from sale of loans	310	164	618	514
Loan servicing fees, net	(54)	74	9	263
Increase in cash surrender value of life insurance	105	100	296	295
Other noninterest income	470	361	1,437	1,340
Sub-total	4,963	4,462	14,218	13,557
Gain on restricted equity security	0	571	0	2,321
Realized gains (losses) on available-for-sale debt securities, net	13	(2)	20	(284)
Total noninterest income	4,976	5,031	14,238	15,594
NONINTEREST EXPENSE
Salaries and wages	5,480	4,263	15,249	12,580
Pensions and other employee benefits	1,449	1,237	4,292	4,047
Occupancy expense, net	654	648	1,976	1,898
Furniture and equipment expense	333	317	967	901
Data processing expenses	802	667	2,567	2,002
Automated teller machine and interchange expense	297	347	763	988
Pennsylvania shares tax	341	326	1,035	998
Professional fees	242	205	795	760
Telecommunications	197	177	537	567
Directors' fees	162	197	486	549
Merger-related expenses	206	200	3,818	200
Other noninterest expense	1,529	1,249	4,937	3,922
Total noninterest expense	11,692	9,833	37,422	29,412
Income before income tax provision	6,403	6,697	16,816	19,561
Income tax provision	1,096	1,111	2,770	3,229
NET INCOME	$5,307	$5,586	$14,046	$16,332
EARNINGS PER COMMON SHARE - BASIC	$0.39	$0.45	$1.06	$1.33
EARNINGS PER COMMON SHARE - DILUTED	$0.39	$0.45	$1.06	$1.33

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income

(In Thousands) Unaudited)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$5,307	$5,586	$14,046	$16,332

Unrealized gains (losses) on available-for-sale debt securities:
Unrealized holding gains (losses) on available-for-sale debt securities	1,323	(2,567)	10,754	(8,698)
Reclassification adjustment for (gains) losses realized in income	(13)	2	(20)	284
Other comprehensive gain (loss) on available-for-sale debt securities	1,310	(2,565)	10,734	(8,414)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in accumulated other comprehensive gain (loss)	0	0	214	93
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(8)	(3)	(23)	(13)
Other comprehensive (loss) gain on unfunded retirement obligations	(8)	(3)	191	80

Other comprehensive income (loss) before income tax	1,302	(2,568)	10,925	(8,334)
Income tax related to other comprehensive (income) loss	(274)	539	(2,295)	1,750

Net other comprehensive income (loss)	1,028	(2,029)	8,630	(6,584)

Comprehensive income	$6,335	$3,557	$22,676	$9,748

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	9 Months Ended
	Sept. 30,	Sept. 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,046	$16,332
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	197	332
Realized (gains) losses on available-for-sale debt securities, net	(20)	284
Unrealized (gain) loss on marketable equity security	(33)	30
Gain on restricted equity security	0	(2,321)
Depreciation and amortization expense	1,315	1,317
Accretion and amortization on securities, net	880	747
Increase in cash surrender value of life insurance	(296)	(295)
Stock-based compensation and other expense	646	500
Deferred income taxes	187	(83)
Decrease in fair value of servicing rights	312	58
Gains on sales of loans, net	(618)	(514)
Origination of loans held for sale	(20,663)	(16,029)
Proceeds from sales of loans held for sale	19,325	16,617
Decrease in accrued interest receivable and other assets	895	138
Increase in accrued interest payable and other liabilities	236	1,067
Other	(133)	277
Net Cash Provided by Operating Activities	16,276	18,457
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents used in business combination	(1,778)	0
Proceeds from maturities of certificates of deposit	100	2,280
Purchase of certificates of deposit	0	(1,350)
Proceeds from sales of available-for-sale debt securities	95,640	17,755
Proceeds from calls and maturities of available-for-sale debt securities	61,241	36,648
Purchase of available-for-sale debt securities	(48,776)	(66,617)
Redemption of Federal Home Loan Bank of Pittsburgh stock	8,275	4,283
Purchase of Federal Home Loan Bank of Pittsburgh stock	(4,911)	(2,874)
Net increase in loans	(53,859)	(9,674)
Proceeds from sale of restricted equity security	0	884
Proceeds from bank owned life insurance	796	1,443
Purchase of premises and equipment	(1,300)	(962)
Proceeds from sale of foreclosed assets	1,740	1,381
Other	120	128
Net Cash Provided by (Used in) Investing Activities	57,288	(16,675)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	37,532	35,498
Net decrease in short-term borrowings	(103,246)	(53,345)
Proceeds from long-term borrowings	48,500	24,000
Repayments of long-term borrowings and subordinated debt	(31,590)	(204)
Sale of treasury stock	198	93
Purchase of vested restricted stock	(189)	0
Common dividends paid	(10,713)	(8,797)
Net Cash Used in Financing Activities	(59,508)	(2,755)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,056	(973)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	32,827	37,004
CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,883	$36,031
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Right-of-use assets recognized at adoption of ASU 2016-02	$1,132	$0
Leased assets obtained in exchange for new operating lease liabilities	$745	$0
Accrued sale of restricted equity security	$0	$1,437
Accrued purchase of available-for-sale debt securities	$3,857	$0
Assets acquired through foreclosure of real estate loans	$1,863	$2,489
Interest paid	$6,721	$3,245
Income taxes paid	$1,500	$2,777

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders' Equity

(In Thousands Except Share and Per Share Data) (Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Nine Months Ended September 30, 2019
Balance, December 31, 2018	12,655,171	335,841	$12,655	$72,602	$122,643	$(4,170)	$(6,362)	$197,368
Net income					5,090			5,090
Other comprehensive income, net						3,529		3,529
Cash dividends declared on common stock, $.37 per share					(4,578)			(4,578)
Shares issued for dividend reinvestment plan		(20,487)		125			391	516
Shares issued from treasury and redeemed related to exercise of stock options		(12,638)		(78)			240	162
Restricted stock granted		(48,137)		(918)			918	0
Forfeiture of restricted stock		156		3			(3)	0
Stock-based compensation expense				229				229
Repurchase of restricted stock for tax withholding		7,392					(189)	(189)
Balance, March 31, 2019	12,655,171	262,127	12,655	71,963	123,155	(641)	(5,005)	202,127
Net income					3,649			3,649
Other comprehensive income, net						4,073		4,073
Cash dividends declared on common stock, $.27 per share					(3,692)			(3,692)
Shares issued for dividend reinvestment plan		(12,685)		126			242	368
Shares issued from treasury and redeemed related to exercise of stock options		(5,433)		(68)			104	36
Forfeiture of restricted stock		2,988		57			(57)	0
Stock-based compensation expense				202				202
Shares issued for acquisition of Monument Bancorp, Inc., net of equity issuance costs	1,279,825		1,280	31,673				32,953
Balance, June 30, 2019	13,934,996	246,997	13,935	103,953	123,112	3,432	(4,716)	239,716
Net income					5,307			5,307
Other comprehensive income, net						1,028		1,028
Cash dividends declared on common stock, $.27 per share					(3,696)			(3,696)
Shares issued for dividend reinvestment plan		(15,023)		82			287	369
Stock-based compensation expense				215				215
Balance, September 30, 2019	13,934,996	231,974	$13,935	$104,250	$124,723	$4,460	$(4,429)	$242,939

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

(In Thousands Except Share and Per Share Data) (Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Nine Months Ended September 30, 2018
Balance, December 31, 2017	12,655,171	440,646	$12,655	$72,035	$113,608	$(1,507)	$(8,348)	$188,443
Impact of change in enacted income tax rate (a)					325	(325)		0
Impact of change in method of premium amortization of callable debt securities (b)					(26)	26		0
Impact of change in method of accounting for marketable equity security (c)					(22)	22		0
Net income					4,375			4,375
Other comprehensive loss, net						(3,754)		(3,754)
Cash dividends declared on common stock, $.27 per share					(3,307)			(3,307)
Shares issued for dividend reinvestment plan		(16,371)		69			310	379
Shares issued from treasury and redeemed related to exercise of stock options		(4,198)		(16)			79	63
Restricted stock granted		(34,552)		(655)			655	0
Forfeiture of restricted stock		5,362		100			(100)	0
Stock-based compensation expense				183				183
Balance, March 31, 2018	12,655,171	390,887	12,655	71,716	114,953	(5,538)	(7,404)	186,382
Net income					6,371			6,371
Other comprehensive loss, net						(801)		(801)
Cash dividends declared on common stock, $.27 per share					(3,312)			(3,312)
Shares issued for dividend reinvestment plan		(15,201)		94			288	382
Shares issued from treasury and redeemed related to exercise of stock options		(3,219)		(59)			61	2
Forfeiture of restricted stock		2,166		41			(41)	0
Stock-based compensation expense				155				155
Balance, June 30, 2018	12,655,171	374,633	12,655	71,947	118,012	(6,339)	(7,096)	189,179
Net income					5,586			5,586
Other comprehensive loss, net						(2,029)		(2,029)
Cash dividends declared on common stock, $.27 per share					(3,315)			(3,315)
Shares issued for dividend reinvestment plan		(13,711)		116			260	376
Shares issued from treasury and redeemed related to exercise of stock options		(3,436)		(35)			63	28
Forfeiture of restricted stock		411		7			(7)	0
Stock-based compensation expense				162				162
Balance, September 30, 2018	12,655,171	357,897	$12,655	$72,197	$120,283	$(8,368)	$(6,780)	$189,987

(a)	As described in more detail in the Recent Accounting Pronouncements - Adopted section of Note 1, this reclassification resulted from adoption of Accounting Standards Update (ASU) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, effective January 1, 2018.

(b)	As described in more detail in the Recent Accounting Pronouncements - Adopted section of Note 1, this reclassification resulted from adoption of ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), effective January 1, 2018.

(c)	As described in more detail in the Recent Accounting Pronouncements - Adopted section of Note 1, this reclassification resulted from adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, effective January 1, 2018.

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

Operating results reported for the three-month and nine-month periods ended September 30, 2019 might not be indicative of the results for the year ending December 31, 2019. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements - Adopted

Effective January 1, 2019, the Corporation adopted ASU 2016-02, Leases (Topic 842), as modified by subsequent ASUs, which changed GAAP by requiring that lease assets and liabilities arising from operating leases be recognized on the balance sheet. Topic 842, as modified, does not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee from prior U.S. GAAP. For leases with a term of 12 months or less, the Corporation made an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. The Corporation elected to adopt this pronouncement using an optional transition method resulting in recognition of right-of-use assets and lease liabilities for operating leases of $1,132,000 on its consolidated balance sheets at January 1, 2019, with no adjustment to stockholders’ equity and no material impact to its consolidated statements of income. At September 30, 2019, right-of-use assets of $1,697,000 were included in other assets, and the related liabilities totaling the same amount were included in accrued interest and other liabilities, in the unaudited consolidated balance sheets.

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

Effective January 1, 2018, the Corporation adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 was effective for the Corporation on January 1, 2018 and resulted in the following changes:

·	A marketable equity security previously included in available-for-sale securities on the consolidated balance sheets is presented as a separate asset.

·	Changes in the fair value of the marketable equity security are captured in the consolidated statements of income.

·	Retained earnings was reduced and a corresponding increase in accumulated other comprehensive loss was recognized (no net change in stockholders’ equity) of $22,000 at January 1, 2018 for the after-tax impact of the change in accounting for the unrealized loss on the marketable equity security.

·	As described in more detail in Note 6, in the second quarter 2018, an unrealized gain of $866,000 (pre-tax) was recognized in the unaudited, consolidated statements of income on a restricted equity security (Visa Class B stock). As required by ASU 2016-01, the Corporation considered the pricing of observable transactions in determining the carrying value of this equity security that did not have a readily determinable fair value. In the third quarter 2018, the Corporation sold the shares held at June 30, 2018, recording an additional gain of $571,000 as the proceeds of $1,437,000 exceeded the carrying value of the restricted equity security of $866,000 prior to the sale.

·	Adoption of ASU 2016-01 also resulted in the use of an exit price to determine the fair value of financial instruments not measured at fair value in the consolidated balance sheets. Further information regarding valuation of financial instruments is provided in Note 13.

Recently Issued But Not Yet Effective Accounting Pronouncements

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), as modified by subsequent ASUs, changes accounting for credit losses on loans receivable and debt securities from an incurred loss methodology to an expected credit loss methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, ASU 2016-13 requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, though the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The effect of implementing this ASU is recorded through a cumulative-effect adjustment to retained earnings. The Corporation has formed a cross functional management team and is working with an outside vendor assessing alternative loss estimation methodologies, the Corporation’s data and system needs and the impact of loans acquired in the merger with Monument Bancorp, Inc. (described in more detail in Note 2) to evaluate the impact that adoption of this standard will have on the Corporation’s financial condition and results of operations. In October 2019, the FASB approved a delay of the required implementation date of ASU 2016-13 for smaller reporting companies, resulting in a required implementation for the Corporation on January 1, 2023.

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

2. BUSINESS COMBINATION - MONUMENT BANCORP, INC.

On April 1, 2019, the Corporation completed its acquisition of 100% of the common stock of Monument Bancorp, Inc. (“Monument”). Monument was the parent company of Monument Bank, a commercial bank which operated two community bank offices and one lending office in Bucks County, Pennsylvania. Pursuant to the merger, Monument was merged into Citizens & Northern Corporation and Monument Bank was merged into C&N Bank. Management believes the acquisition provides an opportunity to leverage the Corporation’s capital and deposits in a higher growth market and aligns with the Corporation’s focus to proactively deploy capital to enhance long-term shareholder value.

The unaudited consolidated financial statements include the formerly separate Monument operations from April 1, 2019 through September 30, 2019. Since the activities of the former Monument operations have been combined with those of the Corporation, separate disclosure of Monument-related financial information included in the unaudited consolidated financial statements is not practicable.

Total purchase consideration was $42,651,000, including cash paid to former Monument shareholders totaling $9,517,000 and 1,279,825 shares of Corporation common stock issued with a value of $32,953,000, (net of costs directly related to stock issuance of $181,000 included in the cash portion of merger consideration transferred in the table below).

The merger was accounted for using the acquisition method of accounting and, accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available.  There were no changes in the third quarter 2019 to the preliminary fair value measurements made as of April 1, 2019.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

The credit adjustment on PCI loans is derived in accordance with ASC 310-30 and represents the portion of the loan balances that have been deemed uncollectible for each loan. The PCI loans are secured by real estate and the fair value of each loan was determined based on the estimated proceeds to be derived from selling the collateral, net of selling costs. The PCI loans were placed into nonaccrual status upon acquisition (and remained in nonaccrual status at September 30, 2019) as the Corporation cannot reasonably estimate cash flows expected to be collected in order to compute yield on the loans.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

The Corporation incurred merger-related expenses of $3,818,000 in the nine-month period ended September 30, 2019, including $206,000 in the third quarter 2019. For the three-month and nine-month periods ended September 30, 2018, merger-related expenses totaled $200,000. Merger-related expenses include costs associated with termination of data processing contracts, conversion of Monument’s customer accounting data into the Corporation’s core system, severance and similar expenses, legal and other professional fees and various other costs.

The following table presents pro forma information as if the merger between the Corporation and Monument had been completed on January 1, 2018. The pro forma information does not necessarily reflect the results of operations that would have occurred had the merger taken place at the beginning of 2018. The supplemental pro forma information excludes the after-tax cost of merger-related expenses totaling $147,000 in the three-month period ended September 30, 2019, $3,020,000 in the nine-month period ended September 30, 2019 and $194,000 in the three-month and nine-month periods ended September 30, 2018. The pro forma information does not include the impact of possible business model changes nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies or other factors.

(In Thousands Except Per Share Data)

	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2019	2018	2019	2018
Interest income	$17,125	$16,852	$51,591	$48,905
Interest expense	2,814	2,745	8,675	7,509
Net interest income	14,311	14,107	42,916	41,396
Provision for loan losses	1,158	450	242	727
Net interest income after provision for loan losses	13,153	13,657	42,674	40,669
Noninterest income	4,963	4,484	14,234	13,656
Net gains on securities	13	569	20	2,767
Other noninterest expenses	11,474	11,690	35,357	34,782
Income before income tax provision	6,655	7,020	21,571	22,310
Income tax provision	1,165	1,066	3,765	3,679
Net income	$5,490	$5,954	$17,806	$18,631

Earnings per common share - basic	$0.40	$0.44	$1.26	$1.37
Earnings per common share - diluted	$0.40	$0.44	$1.26	$1.37

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

(In Thousands, Except Share and Per Share Data)

	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2019	2018	2019	2018
Basic
Net income	$5,307,000	$5,586,000	$14,046,000	$16,332,000
Less: Dividends and undistributed earnings allocated to participating securities	(26,000)	(28,000)	(72,000)	(83,000)
Net income attributable to common shares	$5,281,000	$5,558,000	$13,974,000	$16,249,000
Basic weighted-average common shares outstanding	13,627,676	12,228,833	13,182,960	12,209,879
Basic earnings per common share (a)	$0.39	$0.45	$1.06	$1.33

Diluted
Net income attributable to common shares	$5,281,000	$5,558,000	$13,974,000	$16,249,000
Basic weighted-average common shares outstanding	13,627,676	12,228,833	13,182,960	12,209,879
Dilutive effect of potential common stock arising from stock options	19,142	42,703	23,284	38,790
Diluted weighted-average common shares outstanding	13,646,818	12,271,536	13,206,244	12,248,669
Diluted earnings per common share (a)	$0.39	$0.45	$1.06	$1.33

Weighted-average nonvested restricted shares outstanding	68,814	60,462	68,284	62,262

(a) Basic and diluted earnings per share under the two-class method are determined on net income reported on the consolidated statements of income, less earnings allocated to non-vested restricted shares with nonforfeitable dividends (participating securities).

Anti-dilutive stock options are excluded from net income per share calculations. There were no anti-dilutive instruments in the three-month or nine-month periods ended September 30, 2019 and 2018.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

4. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)

	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2019
Unrealized gains on available-for-sale debt securities:
Unrealized holding gains on available-for-sale securities	$10,754	$(2,258)	$8,496
Reclassification adjustment for (gains) losses realized in income	(20)	4	(16)
Other comprehensive income on available-for-sale debt securities	10,734	(2,254)	8,480

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	214	(45)	169
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(23)	4	(19)
Other comprehensive income on unfunded retirement obligations	191	(41)	150

Total other comprehensive income	$10,925	$(2,295)	$8,630

(In Thousands)

	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2018
Unrealized losses on available-for-sale debt securities:
Unrealized holding losses on available-for-sale securities	$(8,698)	$1,826	$(6,872)
Reclassification adjustment for losses realized in income	284	(59)	225
Other comprehensive loss on available-for-sale debt securities	(8,414)	1,767	(6,647)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	93	(19)	74
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(13)	2	(11)
Other comprehensive income on unfunded retirement obligations	80	(17)	63

Total other comprehensive loss	$(8,334)	$1,750	$(6,584)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)

	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended September 30, 2019
Unrealized gains on available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$1,323	$(278)	$1,045
Reclassification adjustment for (gains) losses realized in income	(13)	3	(10)
Other comprehensive income on available-for-sale debt securities	1,310	(275)	1,035

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	0	0	0
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(8)	1	(7)
Other comprehensive loss on unfunded retirement obligations	(8)	1	(7)

Total other comprehensive income	$1,302	$(274)	$1,028

(In Thousands)

	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended September 30, 2018
Unrealized losses on available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(2,567)	$539	$(2,028)
Reclassification adjustment for losses realized in income	2	0	2
Other comprehensive loss on available-for-sale debt securities	(2,565)	539	(2,026)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	0	0	0
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(3)	0	(3)
Other comprehensive loss on unfunded retirement obligations	(3)	0	(3)

Total other comprehensive loss	$(2,568)	$539	$(2,029)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

(In Thousands)

	Unrealized		Accumulated
	Gains	Unfunded	Other
	(Losses)	Retirement	Comprehensive
	on Securities	Obligations	Income (Loss)
Nine Months Ended September 30, 2019
Balance, beginning of period	$(4,307)	$137	$(4,170)
Other comprehensive income during nine months ended September 30, 2019	8,480	150	8,630
Balance, end of period	$4,173	$287	$4,460

Nine Months Ended September 30, 2018
Balance, beginning of period	$(1,566)	$59	$(1,507)
Impact of change in enacted income tax rate	(337)	12	(325)
Impact of change in the method of premium amortization of callable debt securities	26	0	26
Impact of change in the method of accounting for marketable equity security	22	0	22
Other comprehensive (loss) income during nine months ended September 30, 2018	(6,647)	63	(6,584)
Balance, end of period	$(8,502)	$134	$(8,368)

Three Months Ended September 30, 2019
Balance, beginning of period	$3,138	$294	$3,432
Other comprehensive income (loss) during three months ended September 30, 2019	1,035	(7)	1,028
Balance, end of period	$4,173	$287	$4,460

Three Months Ended September 30, 2018
Balance, beginning of period	$(6,476)	$137	$(6,339)
Other comprehensive (loss) during three months ended September 30, 2018	(2,026)	(3)	(2,029)
Balance, end of period	$(8,502)	$134	$(8,368)

Items reclassified out of each component of other comprehensive income (loss) are as follows:

For the Nine Months Ended September 30, 2019

(In Thousands)

	Reclassified from
	Accumulated Other
Details about Accumulated Other	Comprehensive	Affected Line Item in the Consolidated
Comprehensive Income (Loss) Components	Income (Loss)	Statements of Income
Unrealized gains and losses on available-for-sale debt securities	$(20)	Realized gains on available-for-sale debt securities, net
	4	Income tax provision
	(16)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(23)	Other noninterest expense
	4	Income tax provision
	(19)	Net of tax
Total reclassifications for the period	$(35)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

For the Nine Months Ended September 30, 2018

(In Thousands)

	Reclassified from
	Accumulated Other
Details about Accumulated Other	Comprehensive	Affected Line Item in the Consolidated
Comprehensive Income (Loss) Components	Income (Loss)	Statements of Income
Unrealized gains and losses on available-for-sale debt securities	$284	Realized losses on available-for-sale debt securities, net
	(59)	Income tax provision
	225	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(23)	Other noninterest expense
Actuarial loss	10	Other noninterest expense
	(13)	Total before tax
	2	Income tax provision
	(11)	Net of tax
Total reclassifications for the period	$214

For the Three Months Ended September 30, 2019

(In Thousands)

	Reclassified from
	Accumulated Other
Details about Accumulated Other	Comprehensive	Affected Line Item in the Consolidated
Comprehensive Income (Loss) Components	Income (Loss)	Statements of Income
Unrealized gains and losses on available-for-sale debt securities	$(13)	Realized gains on available-for-sale debt securities, net
	3	Income tax provision
	(10)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(8)	Other noninterest expense
	1	Income tax provision
	(7)	Net of tax
Total reclassifications for the period	$(17)

For the Three Months Ended September 30, 2018

(In Thousands)

	Reclassified from
	Accumulated Other
Details about Accumulated Other	Comprehensive	Affected Line Item in the Consolidated
Comprehensive Income (Loss) Components	Income (Loss)	Statements of Income
Unrealized gains and losses on available-for-sale debt securities	$2	Realized losses on available-for-sale debt securities, net
	(0)	Income tax provision
	2	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(7)	Other noninterest expense
Actuarial loss	4	Other noninterest expense
	(3)	Total before tax
	(0)	Income tax provision
	(3)	Net of tax
Total reclassifications for the period	$(1)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

5. CASH AND DUE FROM BANKS

Cash and due from banks at September 30, 2019 and December 31, 2018 include the following:

(In thousands)

	Sept. 30,	Dec. 31,
	2019	2018
Cash and cash equivalents	$46,883	$32,827
Certificates of deposit	4,560	4,660
Total cash and due from banks	$51,443	$37,487

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $19,794,000 at September 30, 2019 and $18,141,000 at December 31, 2018.

6. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at September 30, 2019 and December 31, 2018 are summarized as follows:

(In Thousands)

		September 30, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies	$16,379	$717	$0	$17,096
Obligations of states and political subdivisions:
Tax-exempt	71,317	2,012	(48)	73,281
Taxable	31,907	1,181	(2)	33,086
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	62,051	374	(180)	62,245
Residential collateralized mortgage obligations	127,950	574	(709)	127,815
Commercial mortgage-backed securities	48,581	1,455	(92)	49,944
Total available-for-sale debt securities	$358,185	$6,313	($1,031)	$363,467

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)

		December 31, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies	$12,331	$169	$0	$12,500
Obligations of states and political subdivisions:
Tax-exempt	84,204	949	(1,201)	83,952
Taxable	27,618	208	(127)	27,699
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	54,827	48	(1,430)	53,445
Residential collateralized mortgage obligations	148,964	238	(3,290)	145,912
Commercial mortgage-backed securities	40,781	166	(1,182)	39,765
Total available-for-sale debt securities	$368,725	$1,778	$(7,230)	$363,273

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018:

September 30, 2019

(In Thousands)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions:
Tax-exempt	$4,411	$(35)	$1,004	$(13)	$5,415	$(48)
Taxable	501	0	1,424	(2)	1,925	(2)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	19,188	(52)	19,088	(128)	38,276	(180)
Residential collateralized mortgage obligations	33,055	(278)	36,484	(431)	69,539	(709)
Commercial mortgage-backed securities	0	0	9,191	(92)	9,191	(92)
Total temporarily impaired available-for-sale debt securities	$57,155	$(365)	$67,191	$(666)	$124,346	$(1,031)

December 31, 2018

(In Thousands)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions:
Tax-exempt	$5,084	$(11)	$32,684	$(1,190)	$37,768	$(1,201)
Taxable	980	(2)	11,418	(125)	12,398	(127)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	5,592	(4)	42,309	(1,426)	47,901	(1,430)
Residential collateralized mortgage obligations	1,892	(8)	101,662	(3,282)	103,554	(3,290)
Commercial mortgage-backed securities	0	0	32,552	(1,182)	32,552	(1,182)
Total temporarily impaired available-for-sale debt securities	$13,548	$(25)	$220,625	$(7,205)	$234,173	$(7,230)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Gross realized gains and losses from available-for-sale securities were as follows:

(In Thousands)

	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2019	2018	2019	2018
Gross realized gains from sales	$14	$45	$21	$45
Gross realized losses from sales	(1)	(47)	(1)	(329)
Net realized gains (losses)	$13	$(2)	$20	$(284)

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of September 30, 2019. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)

	Amortized	Fair
	Cost	Value
Due in one year or less	$6,037	$6,052
Due from one year through five years	34,921	35,666
Due from five years through ten years	43,081	44,315
Due after ten years	35,564	37,430
Sub-total	119,603	123,463
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	62,051	62,245
Residential collateralized mortgage obligations	127,950	127,815
Commercial mortgage-backed securities	48,581	49,944
Total	$358,185	$363,467

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

Investment securities carried at $230,944,000 at September 30, 2019 and $229,418,000 at December 31, 2018 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 9 for information concerning securities pledged to secure borrowing arrangements.

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

A summary of information management considered in evaluating debt and equity securities for other-than-temporary impairment (“OTTI”) at September 30, 2019 is provided below.

Debt Securities

At September 30, 2019 and December 31, 2018, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities at September 30, 2019 and December 31, 2018 to be temporary.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Equity Securities

The Corporation’s marketable equity security, with a carrying value of $983,000 at September 30, 2019 and $950,000 at December 31, 2018, consisted exclusively of one mutual fund. There was an unrealized loss on the mutual fund of $17,000 at September 30, 2019 and $50,000 at December 31, 2018. There was a decrease in the unrealized loss of $7,000 in the third quarter 2019 and an increase in the unrealized loss of $7,000 in the third quarter 2018. There was a decrease in the unrealized loss of $33,000 in the nine months ended September 30,2019 and an increase of $30,000 in the unrealized loss in the nine months ended September 30, 2018. Changes in the unrealized losses on this security are included in other noninterest income in the consolidated statements of income.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $7,696,000 at September 30, 2019 and $5,582,000 at December 31, 2018. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at September 30, 2019 and December 31, 2018. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

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

A summary of the realized and unrealized gains and losses recognized on equity securities is as follows:

(In Thousands)

	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2019	2018	2019	2018
Net gains recognized during the period on equity securities	$7	$564	$33	$2,291
Less: net gains recognized during the period on equity securities sold during the period	0	(571)	0	(2,321)

Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$7	$(7)	$33	$(30)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

7. LOANS

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans. Loans outstanding at September 30, 2019 and December 31, 2018 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type

(In Thousands)

	Sept. 30,	Dec. 31,
	2019	2018
Residential mortgage:
Residential mortgage loans - first liens	$487,425	$372,339
Residential mortgage loans - junior liens	29,056	25,450
Home equity lines of credit	35,492	34,319
1-4 Family residential construction	32,699	24,698
Total residential mortgage	584,672	456,806
Commercial:
Commercial loans secured by real estate	297,519	162,611
Commercial and industrial	115,213	91,856
Political subdivisions	46,466	53,263
Commercial construction and land	22,386	11,962
Loans secured by farmland	7,103	7,146
Multi-family (5 or more) residential	27,633	7,180
Agricultural loans	5,145	5,659
Other commercial loans	12,828	13,950
Total commercial	534,293	353,627
Consumer	20,435	17,130
Total	1,139,400	827,563
Less: allowance for loan losses	(9,257)	(9,309)
Loans, net	$1,130,143	$818,254

In the table above, outstanding loan balances are presented net of deferred loan origination fees of $2,384,000 at September 30, 2019 and $1,999,000 at December 31, 2018.

As described in Note 2, effective April 1, 2019, the Corporation acquired loans pursuant to the acquisition of Monument. The loans acquired from Monument were recorded at an initial fair value of $259,295,000. As described in Note 2, the gross amortized cost of loans acquired from Monument on April 1, 2019 was reduced $1,807,000 based on movements in interest rates (market rate adjustment) and was also reduced $1,914,000 based on a credit fair value adjustment on non-impaired loans and by $318,000 based on a credit fair value adjustment on impaired loans. In the third quarter 2019, accretion was recognized (included in Interest and fees on loans in the consolidated statements of income) on the market rate adjustment of $110,000 and on the credit fair value adjustment on non-impaired loans of $260,000, and income of $7,000 was recognized from recovery of principal on purchased credit impaired loans. In the nine-month period ended September 30, 2019, accretion on the market rate adjustment totaled $259,000, accretion on the credit fair value adjustment totaled $521,000 and income from recovery of principal on purchased credit-impaired loans totaled $10,000. At September 30, 2019, the outstanding loan balances in the table above are presented net of the unaccreted market rate adjustment of $1,548,000, the unaccreted credit fair value adjustment of $1,393,000 and the credit fair value adjustment on impaired loans of $308,000.

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in northcentral Pennsylvania, the southern tier of New York State and southeastern Pennsylvania. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either September 30, 2019 or December 31, 2018.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of September 30, 2019 and December 31, 2018, management determined that no allowance for credit losses related to unfunded loan commitments was required.

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month and nine-month periods ended September 30, 2019 and 2018 were as follows:

Three Months Ended September 30, 2019

(In Thousands)

	June 30,				Sept. 30,
	2019 Balance	Charge-offs	Recoveries	Provision (Credit)	2019 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,130	$(50)	$1	$83	$3,164
Residential mortgage loans - junior liens	333	0	1	16	350
Home equity lines of credit	280	0	1	1	282
1-4 Family residential construction	220	0	0	38	258
Total residential mortgage	3,963	(50)	3	138	4,054
Commercial:
Commercial loans secured by real estate	1,577	0	0	928	2,505
Commercial and industrial	1,246	0	3	7	1,256
Commercial construction and land	152	0	0	6	158
Loans secured by farmland	102	0	0	(1)	101
Multi-family (5 or more) residential	150	0	0	5	155
Agricultural loans	42	0	0	7	49
Other commercial loans	119	0	0	1	120
Total commercial	3,388	0	3	953	4,344
Consumer	264	(66)	9	67	274
Unallocated	585	0	0	0	585
Total Allowance for Loan Losses	$8,200	$(116)	$15	$1,158	$9,257

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Three Months Ended September 30, 2018

(In Thousands)

	June 30,				Sept. 30,
	2018 Balance	Charge-offs	Recoveries	Provision (Credit)	2018 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,055	$(21)	$1	$98	$3,133
Residential mortgage loans - junior liens	353	0	1	(25)	329
Home equity lines of credit	292	(13)	0	15	294
1-4 Family residential construction	247	0	0	(21)	226
Total residential mortgage	3,947	(34)	2	67	3,982
Commercial:
Commercial loans secured by real estate	2,613	0	0	(67)	2,546
Commercial and industrial	973	(11)	2	34	998
Commercial construction and land	135	0	0	(21)	114
Loans secured by farmland	106	0	0	(2)	104
Multi-family (5 or more) residential	174	0	0	(7)	167
Agricultural loans	46	0	0	0	46
Other commercial loans	134	0	0	(3)	131
Total commercial	4,181	(11)	2	(66)	4,106
Consumer	204	(47)	12	59	228
Unallocated	499	0	0	0	499
Total Allowance for Loan Losses	$8,831	$(92)	$16	$60	$8,815

Nine Months Ended September 30, 2019

(In Thousands)

	Dec. 31,				Sept. 30,
	2018 Balance	Charge-offs	Recoveries	Provision (Credit)	2019 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,156	$(133)	$3	$138	$3,164
Residential mortgage loans - junior liens	325	(24)	1	48	350
Home equity lines of credit	302	0	5	(25)	282
1-4 Family residential construction	203	0	0	55	258
Total residential mortgage	3,986	(157)	9	216	4,054
Commercial:
Commercial loans secured by real estate	2,538	0	0	(33)	2,505
Commercial and industrial	1,553	(6)	6	(297)	1,256
Commercial construction and land	110	0	0	48	158
Loans secured by farmland	102	0	0	(1)	101
Multi-family (5 or more) residential	114	0	0	41	155
Agricultural loans	46	0	0	3	49
Other commercial loans	128	0	0	(8)	120
Total commercial	4,591	(6)	6	(247)	4,344
Consumer	233	(132)	31	142	274
Unallocated	499	0	0	86	585
Total Allowance for Loan Losses	$9,309	$(295)	$46	$197	$9,257

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Nine Months Ended September 30, 2018

(In Thousands)

	Dec. 31,				Sept. 30,
	2017 Balance	Charge-offs	Recoveries	Provision (Credit)	2018 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,200	$(108)	$3	$38	$3,133
Residential mortgage loans - junior liens	224	0	4	101	329
Home equity lines of credit	296	(25)	0	23	294
1-4 Family residential construction	243	0	0	(17)	226
Total residential mortgage	3,963	(133)	7	145	3,982
Commercial:
Commercial loans secured by real estate	2,584	(21)	0	(17)	2,546
Commercial and industrial	1,065	(144)	5	72	998
Commercial construction and land	150	0	0	(36)	114
Loans secured by farmland	105	0	0	(1)	104
Multi-family (5 or more) residential	172	0	0	(5)	167
Agricultural loans	57	0	0	(11)	46
Other commercial loans	102	0	0	29	131
Total commercial	4,235	(165)	5	31	4,106
Consumer	159	(120)	33	156	228
Unallocated	499	0	0	0	499
Total Allowance for Loan Losses	$8,856	$(418)	$45	$332	$8,815

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

Loans acquired from Monument that were identified as having a deterioration in credit quality (purchased credit impaired, or PCI) were valued at $441,000 at April 1, 2019 and September 30, 2019. The remainder of the portfolio was deemed to be the performing component of the portfolio. The calculation of the preliminary fair value of performing loans included a discount for credit losses of $1,914,000, reflecting a preliminary estimate of the present value of credit losses based on market expectations. As noted above, the balance of the credit fair value mark on performing (non-impaired) loans was $1,393,000 at September 30, 2019. None of the performing loans purchased were found to be impaired at September 30, 2019, and the recently purchased performing loans were excluded from the loan pools for which the general component of the allowance for loan losses was calculated.

In the third quarter 2019, the provision for loan losses was $1,158,000, up from $60,000 in the third quarter 2018. The third quarter 2019 provision included a charge of $790,000 related to specific loans (including net charge-offs of $101,000 and a net increase in specific allowances on loans of $689,000) and a net $368,000 charge to increase the collectively determined portion of the allowance attributable mainly to loan growth. The third quarter 2019 increase in specific allowances on loans included recognition of an allowance of $678,000 on a commercial loan secured by real estate with an outstanding balance of $1,261,000 at September 30, 2019. The third quarter 2018 provision included $40,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period, and a net charge of $20,000 related to an increase in the collectively determined portion of the allowance for loan losses.

The provision for loan losses was $197,000 in the first nine months of 2019 as compared to $332,000 in the first nine months of 2018. The provision for the nine months ended September 30, 2019 included a credit of $370,000 related to specific loans (net charge-offs of $249,000, less a net reduction in specific allowances on loans of $619,000), a net $481,000 charge to increase the collectively determined portion of the allowance attributable mainly to loan growth and an $86,000 increase in the unallocated allowance. In comparison, the provision in the first nine months of 2018 included $153,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period, and a net charge of $179,000 related to an increase in the collectively determined portion of the allowance for loan losses

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In determining the larger loan relationships for detailed assessment under the specific allowance component, the Corporation uses an internal risk rating system. Under the risk rating system, the Corporation classifies problem or potential problem loans as “Special Mention,” “Substandard,” or “Doubtful” on the basis of currently existing facts, conditions and values. Substandard loans include those characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that do not currently expose the Corporation to sufficient risk to warrant classification as Substandard or Doubtful, but possess weaknesses that deserve management’s close attention, are deemed to be Special Mention. Risk ratings are updated any time that conditions or the situation warrants. Loans not classified are included in the “Pass” column in the table that follows.

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of September 30, 2019 and December 31, 2018:

September 30, 2019

(In Thousands)

					Purchased
		Special			Credit
	Pass	Mention	Substandard	Doubtful	Impaired	Total
Residential Mortgage:
Residential mortgage loans - first liens	$478,737	$500	$8,027	$84	$77	$487,425
Residential mortgage loans - junior liens	28,493	82	481	0	0	29,056
Home equity lines of credit	34,961	59	472	0	0	35,492
1-4 Family residential construction	32,519	0	180	0	0	32,699
Total residential mortgage	574,710	641	9,160	84	77	584,672
Commercial:
Commercial loans secured by real estate	288,258	5,553	3,344	0	364	297,519
Commercial and Industrial	105,456	7,781	1,976	0	0	115,213
Political subdivisions	46,466	0	0	0	0	46,466
Commercial construction and land	17,602	4,713	71	0	0	22,386
Loans secured by farmland	4,989	305	1,809	0	0	7,103
Multi-family (5 or more) residential	27,633	0	0	0	0	27,633
Agricultural loans	4,105	372	668	0	0	5,145
Other commercial loans	12,708	0	120	0	0	12,828
Total commercial	507,217	18,724	7,988	0	364	534,293
Consumer	20,416	0	19	0	0	20,435
Totals	$1,102,343	$19,365	$17,167	$84	$441	$1,139,400

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

The general component of the allowance for loan losses covers pools of loans including commercial loans not considered individually impaired, as well as smaller balance homogeneous classes of loans, such as residential real estate, home equity lines of credit and other consumer loans. Accordingly, the Corporation generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such a loan: (1) is subject to a restructuring agreement, or (2) has an outstanding balance of $400,000 or more and a credit grade of Special Mention, Substandard or Doubtful. The pools of loans are evaluated for loss exposure based upon average historical net charge-off rates for each loan class, adjusted for qualitative factors (described in the following paragraphs). The time period used in determining the average historical net charge-off rate for each loan class is based on management’s evaluation of an appropriate time period that captures an historical loss experience relevant to the current portfolio. At September 30, 2019 and December 31, 2018, a five-year average net charge-off rate was used for commercial loans secured by real estate and for multi-family residential loans, while a three-year average net charge-off rate was used for all other loan classes.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The scope of loans reviewed individually each quarter to determine if they are impaired include all commercial loan relationships greater than $200,000 and any residential mortgage or consumer loans of $400,000 or more for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Loans that are individually reviewed, but which are determined to not be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually reviewed, but which have been determined to not be impaired, are included in the “Collectively Evaluated” column in the table summarizing the allowance and associated loan balances as of September 30, 2019 and December 31, 2018. All loans classified as troubled debt restructurings (discussed in more detail below) and all commercial loan relationships less than $200,000 or other loan relationships less than $400,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of September 30, 2019 and December 31, 2018. For some classes of purchased performing loans, the outstanding balances at September 30, 2019 exceeded the corresponding totals at April 1, 2019 (as shown in Note 2) because of additional advances made on acquired loans in the second and third quarters of 2019 on lines of credit, construction loans and other loans.

September 30, 2019

(In Thousands)

	Loans:				Allowance for Loan Losses:
			Purchased
	Individually Evaluated	Collectively Evaluated	Performing Loans	Totals	Individually Evaluated	Collectively Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$966	$381,027	$105,432	$487,425	$0	$3,164	$3,164
Residential mortgage loans - junior liens	285	26,445	2,326	29,056	127	223	350
Home equity lines of credit	0	32,730	2,762	35,492	0	282	282
1-4 Family residential construction	0	32,211	488	32,699	0	258	258
Total residential mortgage	1,251	472,413	111,008	584,672	127	3,927	4,054
Commercial:
Commercial loans secured by real estate	2,065	190,821	104,633	297,519	678	1,827	2,505
Commercial and industrial	1,262	110,036	3,915	115,213	133	1,123	1,256
Political subdivisions	0	46,466	0	46,466	0	0	0
Commercial construction and land	0	16,451	5,935	22,386	0	158	158
Loans secured by farmland	1,359	5,483	261	7,103	48	53	101
Multi-family (5 or more) residential	0	10,181	17,452	27,633	0	155	155
Agricultural loans	6	5,139	0	5,145	0	49	49
Other commercial loans	0	12,485	343	12,828	0	120	120
Total commercial	4,692	397,062	132,539	534,293	859	3,485	4,344
Consumer	0	19,442	993	20,435	0	274	274
Unallocated							585

Total	$5,943	$888,917	$244,540	$1,139,400	$986	$7,686	$9,257

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2018

(In Thousands)

	Loans:			Allowance for Loan Losses:
	Individually Evaluated	Collectively Evaluated	Totals	Individually Evaluated	Collectively Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$991	$371,348	$372,339	$0	$3,156	$3,156
Residential mortgage loans - junior liens	293	25,157	25,450	116	209	325
Home equity lines of credit	0	34,319	34,319	0	302	302
1-4 Family residential construction	0	24,698	24,698	0	203	203
Total residential mortgage	1,284	455,522	456,806	116	3,870	3,986
Commercial:
Commercial loans secured by real estate	4,302	158,309	162,611	781	1,757	2,538
Commercial and industrial	2,157	89,699	91,856	659	894	1,553
Political subdivisions	0	53,263	53,263	0	0	0
Commercial construction and land	0	11,962	11,962	0	110	110
Loans secured by farmland	1,349	5,797	7,146	49	53	102
Multi-family (5 or more) residential	0	7,180	7,180	0	114	114
Agricultural loans	665	4,994	5,659	0	46	46
Other commercial loans	0	13,950	13,950	0	128	128
Total commercial	8,473	345,154	353,627	1,489	3,102	4,591
Consumer	17	17,113	17,130	0	233	233
Unallocated						499

Total	$9,774	$817,789	$827,563	$1,605	$7,205	$9,309

Summary information related to impaired loans at September 30, 2019 and December 31, 2018 is provided in the table immediately below. Purchased credit impaired loans are excluded from the table.

(In Thousands)

	September 30, 2019			December 31, 2018
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Residential mortgage loans - first liens	$729	$701	$0	$750	$721	$0
Residential mortgage loans - junior liens	50	50	0	54	54	0
Commercial loans secured by real estate	804	804	0	1,787	1,787	0
Commercial and industrial	476	476	0	817	817	0
Loans secured by farmland	879	879	0	862	862	0
Agricultural loans	6	6	0	665	665	0
Consumer	0	0	0	17	17	0
Total with no related allowance recorded	2,944	2,916	0	4,952	4,923	0

With a related allowance recorded:
Residential mortgage loans - first liens	265	265	0	270	270	0
Residential mortgage loans - junior liens	235	235	127	239	239	116
Commercial loans secured by real estate	1,261	1,261	678	2,515	2,515	781
Commercial and industrial	786	786	133	1,340	1,340	659
Loans secured by farmland	480	480	48	487	487	49
Total with a related allowance recorded	3,027	3,027	986	4,851	4,851	1,605
Total	$5,971	$5,943	$986	$9,803	$9,774	$1,605

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The average balance of impaired loans, excluding purchased credit impaired loans, and interest income recognized on these impaired loans is as follows:

(In Thousands)

					Interest Income Recognized on
	Average Investment in Impaired Loans				Impaired Loans on a Cash Basis
	3 Months Ended		9 Months Ended		3 Months Ended		9 Months Ended
	Sept. 30,		Sept. 30,		Sept. 30,		Sept. 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Residential mortgage:
Residential mortgage loans - first lien	$1,057	$1,067	$997	$1,102	$21	$17	$39	$47
Residential mortgage loans - junior lien	285	295	289	298	8	3	10	10
Home equity lines of credit	65	0	16	0	3	0	3	0
Total residential mortgage	1,407	1,362	1,302	1,400	32	20	52	57
Commercial:
Commercial loans secured by real estate	1,738	4,050	2,371	4,921	49	25	66	95
Commercial and industrial	1,202	184	1,460	346	4	4	38	11
Loans secured by farmland	1,359	1,355	1,443	1,359	23	11	42	27
Multi-family (5 or more) residential	0	392	0	392	0	0	0	0
Agricultural loans	6	677	481	512	0	16	24	34
Other commercial loans	50	0	13	0	2	0	2	0
Total commercial	4,355	6,658	5,768	7,530	78	56	172	167
Consumer	0	17	4	18	0	1	0	1
Total	$5,762	$8,037	$7,074	$8,948	$110	$77	$224	$225

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

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)

	September 30, 2019		December 31, 2018
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$1,312	$3,649	$1,633	$4,750
Residential mortgage loans - junior liens	119	235	151	239
Home equity lines of credit	180	73	219	27
Total residential mortgage	1,611	3,957	2,003	5,016
Commercial:
Commercial loans secured by real estate	273	2,474	394	3,958
Commercial and industrial	57	1,158	18	2,111
Commercial construction and land	0	51	0	52
Loans secured by farmland	430	1,311	459	1,297
Agricultural loans	5	6	0	665
Other commercial	0	50	0	0
Total commercial	765	5,050	871	8,083
Consumer	19	13	32	14

Totals	$2,395	$9,020	$2,906	$13,113

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

The table below presents a summary of the contractual aging of loans as of September 30, 2019 and December 31, 2018:

(In Thousands)

	As of September 30, 2019				As of December 31, 2018
	Current &				Current &
	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$479,405	$4,456	$3,564	$487,425	$361,362	$6,414	$4,563	$372,339
Residential mortgage loans - junior liens	28,620	82	354	29,056	24,876	184	390	25,450
Home equity lines of credit	34,952	360	180	35,492	33,611	480	228	34,319
1-4 Family residential construction	32,519	180	0	32,699	24,531	167	0	24,698
Total residential mortgage	575,496	5,078	4,098	584,672	444,380	7,245	5,181	456,806

Commercial:
Commercial loans secured by real estate	296,282	170	1,067	297,519	160,668	226	1,717	162,611
Commercial and industrial	114,622	486	105	115,213	90,915	152	789	91,856
Political subdivisions	46,466	0	0	46,466	53,263	0	0	53,263
Commercial construction and land	22,335	0	51	22,386	11,910	0	52	11,962
Loans secured by farmland	5,207	722	1,174	7,103	5,390	487	1,269	7,146
Multi-family (5 or more) residential	27,633	0	0	27,633	7,104	76	0	7,180
Agricultural loans	5,053	81	11	5,145	5,624	29	6	5,659
Other commercial loans	12,828	0	0	12,828	13,950	0	0	13,950
Total commercial	530,426	1,459	2,408	534,293	348,824	970	3,833	353,627
Consumer	20,232	171	32	20,435	16,991	93	46	17,130

Totals	$1,126,154	$6,708	$6,538	$1,139,400	$810,195	$8,308	$9,060	$827,563

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at September 30, 2019 and December 31, 2018 is as follows:

(In Thousands)

	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
September 30, 2019 Nonaccrual Totals	$3,399	$1,478	$4,143	$9,020
December 31, 2018 Nonaccrual Totals	$5,793	$1,166	$6,154	$13,113

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at September 30, 2019 and December 31, 2018 is as follows:

(In Thousands)

	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
September 30, 2019 Totals	$716	$208	$73	$1,671	$2,668
December 31, 2018 Totals	$612	$43	$0	$2,884	$3,539

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2019 and December 31, 2018, there were no commitments to loan additional funds to borrowers whose loans have been classified as TDRs.

TDRs that occurred during the three-month and nine-month periods ended September 30, 2019 and 2018 are as follows:

(Balances in Thousands)

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Commercial loans secured by real estate,
Extended interest only payments and reduced monthly
payments with a balloon payment at maturity	1	$1,261	0	$0

(Balances in Thousands)

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Residential mortgage - first liens,
Reduced monthly payments for a six-month period	0	$0	1	$80
Residential mortgage - junior liens,
Reduced monthly payments and extended maturity date	1	18	0	0
Commercial loans secured by real estate,
Extended interest only payments for a six-month period	0	0	2	36
Extended interest only payments and reduced monthly
payments with a balloon payment at maturity	1	1,261	0	0
Commercial and industrial:
Extended interest only payments for a six-month period	0	0	1	46
Reduced monthly payments and extended maturity date	9	448	0	0
Agricultural loans,
Reduced monthly payments and extended maturity date	1	84	0	0
Total	12	$1,811	4	$162

In the third quarter 2019, the Corporation recorded a specific allowance for loan losses of $678,000 related to the commercial loan secured by real estate in the table above. The other loans for which TDRs were granted in the nine-month period ended September 30, 2019 are associated with one relationship for which payment defaults occurred in the third quarter 2019 as described below.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In the three-month and nine-month periods ended September 30, 2019 and 2018, payment defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months are summarized as follows:

(Balances in Thousands)

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
	Number		Number
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Residential mortgage - junior liens	1	$18	0	0
Commercial and industrial	9	431	0	0
Agricultural loans	1	81	0	0
Total	11	$530	0	$0

(Balances in Thousands)

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
	Number		Number
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Residential mortgage - junior liens	1	$18	0	0
Commercial and industrial	9	431	0	0
Agricultural loans	1	81	0	0
Total	11	$530	0	$0

All of the TDRs for which payment defaults occurred in the third quarter 2019 were related to one commercial relationship. These loans were individually evaluated for impairment at September 30, 2019 and December 31, 2018, and no specific allowance for loan losses was recognized because the estimated values of collateral and U.S. Government (Small Business Administration) guarantees exceeded the outstanding balances of the loans.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the unaudited consolidated balance sheets) is as follows:

(In Thousands)

	Sept. 30,	Dec. 31,
	2019	2018
Foreclosed residential real estate	$329	$64

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)

	Sept. 30,	Dec. 31,
	2019	2018
Residential real estate in process of foreclosure	$1,088	$1,097

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Information related to the core deposit intangibles are as follows:

(In Thousands)

	September 30,	December 31,
	2019	2018
Gross amount	$3,495	$2,034
Accumulated amortization	(2,174)	(2,025)
Net	$1,321	$9

Amortization expense was $74,000 in the third quarter 2019, including $71,000 related to the core deposit intangible recognized in the Monument acquisition as described in Note 2. In comparison, amortization expense was $1,000 in the third quarter 2018. Amortization expense totaled $149,000 in the nine-month period ended September 30, 2019, including $143,000 related to the Monument acquisition, and $3,000 in the nine-month period ended September 30, 2018.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Changes in the carrying amount of goodwill are summarized in the following table:

(In Thousands)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2019	2018	2019	2018
Balance, beginning of period	$28,618	$11,942	$11,942	$11,942
Goodwill arising in business combination	0	0	16,676	0
Balance, end of period	$28,618	$11,942	$28,618	$11,942

9. BORROWED FUNDS AND SUBORDINATED DEBT

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)

	Sept. 30,	Dec. 31,
	2019	2018
FHLB-Pittsburgh borrowings – overnight	$0	$7,000
Other short-term advances from FHLB-Pittsburgh	17,514	0
Customer repurchase agreements	3,767	5,853
Total short-term borrowings	$21,281	$12,853

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average interest rate paid by the Corporation on customer repurchase agreements was 0.10% at September 30, 2019 and December 31, 2018. The carrying value of the underlying securities was $3,820,000 at September 30, 2019 and $5,890,000 at December 31, 2018.

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $760,121,000 at September 30, 2019 and $495,143,000 at December 31, 2018. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $7,696,000 at September 30, 2019 and $5,582,000 at December 31, 2018.

The overnight borrowing from FHLB-Pittsburgh had an interest rate of 2.62% at December 31, 2018. At September 30, 2019, other short-term advances from FHLB-Pittsburgh included three advances totaling $17,546,000 which are presented in the table net of the unamortized purchase accounting-related adjustment, with a weighted-average effective interest rate of 2.70%.

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)

	Sept. 30,	Dec. 31,
	2019	2018
Loans matured in 2019 with a weighted-average rate of 2.27%	$0	$26,000
Loans maturing in 2019 with a weighted-average rate of 2.76%	6,000	6,000
Loans maturing in 2020 with a weighted-average rate of 2.75%	5,120	3,271
Loans maturing in 2021 with a weighted-average rate of 1.54%	6,000	0
Loans maturing in 2022 with a weighted-average rate of 2.03%	20,000	0
Loans maturing in 2023 with a weighted-average rate of 1.70%	20,500	0
Loan maturing in 2025 with a rate of 4.91%	580	644
Total long-term FHLB-Pittsburgh borrowings	$58,200	$35,915

In connection with the Monument acquisition, the Corporation assumed subordinated debt agreements with par values totaling $7,000,000, maturing April 1, 2027, which may be redeemed at par beginning April 1, 2022. The agreements have fixed annual interest rates of 6.50%. The subordinated debt was recorded at fair value, which was deemed to be equal to par value, and thus is carried on the unaudited consolidated balance sheet at $7,000,000 at September 30, 2019.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

Compensation cost related to restricted stock is recognized based on the fair value of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. Management has estimated restricted stock expense in the third quarter and first nine months of 2019 based on an assumption that the ROAE target for awards to Executive Officers in 2017, 2018 and 2019 will be met.

Total annual stock-based compensation for the year ending December 31, 2019 is estimated to total $860,000. Total stock-based compensation expense attributable to restricted stock awards amounted to $215,000 in the third quarter 2019 and $162,000 in the third quarter 2018. Total stock-based compensation expense attributable to restricted stock awards amounted to $646,000 in the nine-month period ended September 30, 2019 and $500,000 in the nine-month period ended September 30, 2018.

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

Additional disclosures related to the Corporation’s largest sources of noninterest income within the consolidated statements of income that are subject to ASC 606 are as follows:

Trust and financial management revenue – C&N Bank’s trust division provides a wide range of financial services, including wealth management services for individuals, businesses and retirement funds, administration of 401(k) and other retirement plans, retirement planning, estate planning and estate settlement services. Trust clients are located primarily within the Corporation’s geographic markets. Assets held in a fiduciary capacity by C&N Bank are not the Corporation’s assets and are therefore not included in the consolidated balance sheets. The fair value of trust assets under management was approximately $959,215,000 at September 30, 2019 and $862,517,000 at December 31, 2018. Trust and financial management revenue is included within noninterest income in the consolidated statements of income.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2019 and December 31, 2018, assets measured at fair value and the valuation methods used are as follows:

(In Thousands)

	September 30, 2019
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies	$0	$17,096	$0	$17,096
Obligations of states and political subdivisions:
Tax-exempt	0	73,281	0	73,281
Taxable	0	33,086	0	33,086

Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	62,245	0	62,245
Residential collateralized mortgage obligations	0	127,815	0	127,815
Commercial mortgage-backed securities	0	49,944	0	49,944
Total available-for-sale debt securities	0	363,467	0	363,467
Marketable equity security	983	0	0	983
Servicing rights	0	0	1,228	1,228
Total recurring fair value measurements	$983	$363,467	$1,228	$365,678

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,027	$3,027
Valuation allowance	0	0	(986)	(986)
Impaired loans, net	0	0	2,041	2,041
Foreclosed assets held for sale	0	0	2,762	2,762
Total nonrecurring fair value measurements	$0	$0	$4,803	$4,803

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)

	December 31, 2018
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies	$0	$12,500	$0	$15,500
Obligations of states and political subdivisions:
Tax-exempt	0	83,952	0	83,952
Taxable	0	27,699	0	27,699
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	53,445	0	53,445
Residential collateralized mortgage obligations	0	145,912	0	145,912
Commercial mortgage-backed securities	0	39,765	0	39,765
Total available-for-sale debt securities	0	363,273	0	363,273
Marketable equity security	950	0	0	950
Servicing rights	0	0	1,404	1,404
Total recurring fair value measurements	$950	$363,273	$1,404	$365,627

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$4,851	$4,851
Valuation allowance	0	0	(1,605)	(1,605)
Impaired loans, net	0	0	3,246	3,246
Foreclosed assets held for sale	0	0	1,703	1,703
Total nonrecurring fair value measurements	$0	$0	$4,949	$4,949

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

At September 30, 2019 and December 31, 2018, quantitative information regarding significant techniques and inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	9/30/19	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		9/30/19
Servicing rights	$1,228	Discounted cash flow	Discount rate	12.50%	Rate used through modeling period
			Loan prepayment speeds	198.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Fair Value at
	12/31/18	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/18
Servicing rights	$1,404	Discounted cash flow	Discount rate	12.50%	Rate used through modeling period
			Loan prepayment speeds	114.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

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

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)

	Three Months Ended Sept. 30, 2019			Nine Months Ended Sept. 30, 2019
	Restricted Equity Security	Servicing Rights	Total	Restricted Equity Security	Servicing Rights	Total
Balance, beginning of period	$0	$1,322	$1,322	$0	$1,404	$1,404
Issuances of servicing rights	0	70	70	0	136	136
Unrealized gains (losses) included in earnings	0	(164)	(164)	0	(312)	(312)
Balance, end of period	$0	$1,228	$1,228	$0	$1,228	$1,228

(In Thousands)

	Three Months Ended Sept. 30, 2018			Nine Months Ended Sept. 30, 2018
	Restricted Equity Security	Servicing Rights	Total	Restricted Equity Security	Servicing Rights	Total
Balance, beginning of period	$866	$1,370	$2,236	$0	$1,299	$1,299
Issuances of servicing rights	0	43	43	0	140	140
Unrealized gains (losses) included in earnings	(866)	(32)	(898)	0	(58)	(58)
Balance, end of period	$0	$1,381	$1,381	$0	$1,381	$1,381

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2019 and December 31, 2018, quantitative information regarding significant techniques and inputs used for nonrecurring fair value measurements using unobservable inputs (Level 3 methodologies) are as follows:

(In Thousands, Except

Percentages)

						Weighted-
						Average
	Balance at	Valuation Allowance at	Fair Value at	Valuation	Unobservable	Discount at
	9/30/19	9/30/19	9/30/19	Technique	Inputs	9/30/19
Asset
Impaired loans:
Residential mortgage loans - first and junior liens	$500	$127	$373	Sales comparison	Discount to appraised value	29%
Commercial:
Commercial loans secured by real estate	1,261	678	583	Sales comparison	Discount to appraised value	47%
Commercial and industrial	73	73	0	Sales comparison	Discount to appraised value	100%
Commercial and industrial	713	60	653	Liquidation of accounts receivable	Discount to borrower's financial statement value	14%
Loans secured by farmland	480	48	432	Sales comparison	Discount to appraised value	46%
Total impaired loans	$3,027	$986	$2,041
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$329	$0	$329	Sales comparison	Discount to appraised value	39%
Land	100	0	100	Sales comparison	Discount to appraised value	61%
Commercial real estate	2,333	0	2,333	Sales comparison	Discount to appraised value	39%
Total foreclosed assets held for sale	$2,762	$0	$2,762

(In Thousands, Except

Percentages)

						Weighted-
						Average
	Balance at	Valuation Allowance at	Fair Value at	Valuation	Unobservable	Discount at
	12/31/18	12/31/18	12/31/18	Technique	Inputs	12/31/18
Asset
Impaired loans:
Residential mortgage loans - first and junior liens	$509	$116	$393	Sales comparison	Discount to appraised value	26%
Commercial:
Commercial loans secured by real estate	2,515	781	1,734	Sales comparison	Discount to appraised value	16%
Commercial and industrial	75	75	0	Sales comparison	Discount to appraised value	100%
Commercial and industrial	1,265	584	681	Sales comparison	Discount to borrower's financial statement value	36%
Loans secured by farmland	487	49	438	Sales comparison	Discount to appraised value	56%
Total impaired loans	$4,851	$1,605	$3,246
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$64	$0	$64	Sales comparison	Discount to appraised value	68%
Land	110	0	110	Sales comparison	Discount to appraised value	61%
Commercial real estate	1,529	0	1,529	Sales comparison	Discount to appraised value	20%
Total foreclosed assets held for sale	$1,703	$0	$1,703

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)

	Fair Value	September 30, 2019		December 31, 2018
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$46,883	$46,883	$32,827	$32,827
Certificates of deposit	Level 2	4,560	4,714	4,660	4,634
Restricted equity securities (included in Other Assets)	Level 2	7,886	7,886	5,712	5,712
Loans, net	Level 3	1,130,143	1,150,023	818,254	825,809
Accrued interest receivable	Level 2	5,094	5,094	3,968	3,968

Financial liabilities:
Deposits with no stated maturity	Level 2	912,888	912,888	804,207	804,207
Time deposits	Level 2	381,994	384,594	229,565	229,751
Short-term borrowings	Level 2	21,281	21,159	12,853	12,617
Long-term borrowings	Level 2	58,200	58,143	35,915	35,902
Accrued interest payable	Level 2	430	430	142	142

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

In connection with the merger, effective April 1, 2019, the Corporation recorded goodwill of $16.7 million and a core deposit intangible asset of $1.5 million. Total loans acquired on April 1, 2019 were valued at $259.3 million, while total deposits assumed were valued at $223.3 million, borrowings were valued at $111.6 million and subordinated debt was valued at $12.4 million. The subordinated debt included an instrument with a fair value of $5.4 million that was redeemed on April 1, 2019 with no realized gain or loss. The Corporation acquired available-for-sale debt securities valued at $94.6 million and sold the securities in early April for approximately no realized gain or loss. The assets purchased and liabilities assumed in the merger were recorded at their estimated fair values at the time of closing and may be adjusted for up to one year subsequent to the acquisition.  There were no changes in the third quarter 2019 to the preliminary fair value measurements made as of April 1, 2019.

The Corporation incurred merger-related expenses in the nine-month period ended September 30, 2019 of $3.8 million, including costs associated with termination of data processing contracts, conversion of Monument’s customer accounting data into the Corporation’s core system, severance and similar expenses, legal and other professional fees and various other costs. Merger-related expenses in the third quarter 2019 totaled $206,000. Management expects additional merger-related expenses associated with the Monument merger subsequent to September 30, 2019 will be insignificant.

Unaudited Financial Information

Net income was $0.39 per diluted share in the third quarter 2019 as compared to $0.27 in the second quarter 2019 and $0.45 in the third quarter 2018. For the nine months ended September 30, 2019, net income per diluted share was $1.06 as compared to $1.33 per share for the first nine months of 2018. Earnings for the nine months ended September 30, 2019 and for the second quarter 2019 were significantly impacted by the Monument acquisition, including the effects of non-recurring merger-related expenses described earlier. Further, interest income on loans acquired from Monument, partially offset by interest expense on deposits, borrowings and subordinated debt assumed, contributed to growth in the Corporation’s net interest income, while costs associated with the expansion contributed to an increase in noninterest expenses.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Earnings for the third quarter 2018 and nine months ended September 30, 2018 included the benefit of a realized gain on a restricted equity security (Visa Inc. Class B stock) partially offset by the impact of a loss on available-for-sale debt securities. In the third quarter 2018, the Corporation recorded a pre-tax gain on Visa Class B stock of $571,000 and a pre-tax loss on available-for-sale debt securities of $2,000. In the nine months ended September 30, 2018, pre-tax realized gains on Visa Class B stock totaled $2.3 million while pre-tax realized losses on available-for-sale securities totaled $284,000.

The following table provides a reconciliation of the Corporation’s third quarter and September 30, 2019 year-to-date unaudited earnings results under U.S. generally accepted accounting principles (U.S. GAAP) to comparative non-U.S. GAAP results excluding Monument merger-related expenses and realized gains and losses on securities. Management believes disclosure of unaudited third quarter and nine-months ended September 30, 2019 and 2018 earnings results, adjusted to exclude the impact of these items, provides useful information to investors for comparative purposes.

RECONCILIATION OF NET INCOME AND

DILUTED EARNINGS PER SHARE TO NON-U.S.

GAAP MEASURE

(Dollars In Thousands, Except Per Share Data)

(Unaudited)

	3rd Quarter 2019				3rd Quarter 2018
	Income			Diluted	Income			Diluted
	Before	Income		Earnings	Before	Income		Earnings
	Income	Tax		per	Income	Tax		per
	Tax	Provision	Net	Common	Tax	Provision	Net	Common
	Provision	(1)	Income	Share	Provision	(1)	Income	Share
Results as Presented Under U.S. GAAP	$6,403	$1,096	$5,307	$0.39	$6,697	$1,111	$5,586	$0.45
Add: Merger-Related Expenses	206	59	147		200	6	194
Less: Gain on Restricted Equity Security					(571)	(119)	(452)
Net (Gains) Losses on Available-for-Sale Debt Securities	(13)	(3)	(10)		2	0	2
Adjusted Earnings, Excluding Effect of Merger- Related Expenses, Gain on Restricted Equity Security and Net Gains and Losses on Available-for-Sale Debt Securities (Non-U.S. GAAP)	$6,596	$1,152	$5,444	$0.40	$6,328	$998	$5,330	$0.43

	9 Months Ended Sept. 30, 2019				9 Months Ended Sept. 30, 2018
	Income			Diluted	Income			Diluted
	Before	Income		Earnings	Before	Income		Earnings
	Income	Tax		per	Income	Tax		per
	Tax	Provision	Net	Common	Tax	Provision	Net	Common
	Provision	(1)	Income	Share	Provision	(1)	Income	Share
Results as Presented Under U.S. GAAP	$16,816	$2,770	$14,046	$1.06	$19,561	$3,229	$16,332	$1.33
Add: Merger-Related Expenses	3,818	798	3,020		200	6	194
Less: Gain on Restricted Equity Security					(2,321)	(487)	(1,834)
Net (Gains) Losses on Available-for-sale Debt Securities	(20)	(4)	(16)		284	59	225
Adjusted Earnings, Excluding Effect of Merger- Related Expenses, Gain on Restricted Equity Security and Net Gains and Losses on Available-for-Sale Debt Securities (Non-U.S. GAAP)	$20,614	$3,564	$17,050	$1.31	$17,724	$2,807	$14,917	$1.21

(1)	Income tax has been allocated based on an income tax rate of 21%. The tax benefit associated with merger-related expenses has been adjusted to reflect the estimated nondeductible portion of the expenses.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Additional highlights related to the Corporation’s third quarter and September 30, 2019 year-to-date unaudited earnings results as compared to the comparative periods of 2018 are presented below.

Third Quarter 2019 as Compared to Third Quarter 2018

As described above, third quarter 2019 net income was $5,307,000, and excluding the impact of merger-related expenses and net securities gains, would be $5,444,000. In comparison, third quarter 2018 net income was $5,586,000, and excluding the impact of merger-related expenses and net securities gains, would be $5,330,000. Other significant variances were as follows:

·	Third quarter 2019 net interest income of $14,277,000 was $2,718,000 (23.5%) higher than the total for the third quarter 2018. Total average earning assets increased $294.3 million, including an increase in average loans outstanding of $309.9 million, reflecting the impact of the Monument acquisition and additional loan growth. Total average deposits increased $194.0 million, including deposits assumed from Monument. The net interest margin of 3.81% for the third quarter 2019 was 0.06% lower than the third quarter 2018 margin of 3.87%. The average yield on earning assets was 0.33% higher in the third quarter 2019 as compared to the same period in 2018, while the average rate paid on interest-bearing liabilities increased 0.52% between periods. The increase in average rate on interest-bearing liabilities resulted primarily from comparatively higher rates on time deposits and short-term borrowings assumed from Monument. Accretion and amortization of purchase accounting-related adjustments from marking financial instruments to fair value had a positive effect on net interest income in the third quarter 2019 of $195,000, including an increase in income on loans of $377,000 partially offset by increases in interest expense on time deposits of $137,000 and on short-term borrowings of $45,000. The net positive impact to the third quarter 2019 net interest margin from accretion and amortization of purchase accounting adjustments was 0.05%.

·	The provision for loan losses was $1,158,000 for the third quarter 2019 as compared to $60,000 in the third quarter 2018. The third quarter 2019 provision included a charge of $790,000 related to specific loans (increase in specific allowances on loans of $689,000 and net charge-offs of $101,000), and a net $368,000 charge to increase the collectively determined portion of the allowance attributable mainly to loan growth. The provision related to specific loans included recognition of an allowance of $678,000 for one commercial loan with an outstanding balance of $1,261,000 at September 30, 2019. In comparison, the provision in the third quarter 2018 included $40,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period, and a net $20,000 related to an increase in the collectively determined allowance for loan losses.

·	Third quarter 2019 noninterest income was $501,000 higher than the third quarter 2018 total. Total trust and brokerage revenue increased $150,000, mainly from increased brokerage revenue attributable to an increase in volume. In addition, net gains from sales of residential mortgage loans increased $146,000, other noninterest income increased $109,000 primarily due to increases in dividends on FHLB stock, merchant income and credit card interchange, and service charges on deposits accounts increased $105,000.

·	Noninterest expense, excluding merger-related expenses, increased $1,853,000 in the third quarter 2019 over the third quarter 2018 amount. Significant variances included the following:

o	Salaries and wages expense increased $1,217,000, including $863,000 from the Corporation’s new ventures in Southeastern PA (former Monument locations) and York County (loan production office opened in March 2019).

o	Pensions and other employee benefits expense increased $212,000, consistent with the increases in personnel from new ventures.

o	Other noninterest expense increased $280,000. Within other noninterest expense, advertising expenses related to rebranding efforts and other activities were $179,000 higher in the third quarter 2019 compared to third quarter 2018, and amortization of core deposit intangibles increased $73,000 in 2019 compared to 2018.

o	Data processing expenses increased $135,000, reflecting costs related to product development efforts in connection with a fintech organization and other increases in software licensing costs.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Nine Months Ended September 30, 2019 as Compared to Nine Months Ended September 30, 2018

Net income for the nine-month period ended September 30, 2019 was $14,046,000, or $1.06 per diluted share, while net income for the first nine months of 2018 was $16,332,000, or $1.33 per share. Excluding the impact of merger-related expenses and net securities gains, adjusted earnings for the first nine months of 2019 would be $17,050,000 or $1.31 per share as compared to similarly adjusted earnings of $14,917,000 or $1.21 per share for the first nine months of 2018. Other significant variances were as follows:

·	Net interest income was up $6,486,000 (19.2%) for the first nine months of 2019 over the same period in 2018, reflecting the benefits of growth related to the Monument acquisition. The net interest margin was 3.90% for the first nine months of 2019, up from 3.86% in 2018. The net interest margin for the first nine months of 2019 included a net positive impact from accretion and amortization of purchase accounting adjustments of 0.04%. For the first nine months of 2019, the average yield on earning assets was up 0.37% as compared to the same period in 2018, while the average rate paid on interest-bearing liabilities was up 0.46% between periods. Despite compression in the interest rate spread, the increase in the net interest margin reflected growth in average earning assets of $203.9 million, while in comparison, average interest-bearing liabilities increased $149.0 million. The excess growth in earning assets was funded mainly by an increase of $39.9 million in average noninterest-bearing demand deposits and by an increase in average stockholders’ equity (excluding accumulated other comprehensive income) of $31.7 million.

·	The provision for loan losses was $197,000 for the first nine months of 2019 as compared to $332,000 in the first nine months of 2018. The 2019 provision included a credit of $370,000 related to specific loans (net charge-offs of $249,000, less a net reduction in specific allowances on loans of $619,000), a net $481,000 charge to increase the collectively determined portion of the allowance attributable mainly to loan growth and an $86,000 increase in the unallocated allowance. In comparison, the provision in 2018 included $153,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period, and a net charge of $179,000 related to an increase in the collectively determined allowance for loan losses.

·	Noninterest income was $661,000 higher for the first nine months of 2019 as compared to the first nine months of 2018. Total trust and brokerage revenue increased $330,000 reflecting significant growth in brokerage revenue attributable to increased volume, interchange revenue from debit card transactions increased $184,000, service charges on deposit accounts increased $126,000, and net gains from sales of loans increased $104,000. Loan servicing fees, net, decreased $254,000, as the fair value of servicing rights decreased $312,000 in 2019 as compared to a decrease of $58,000 in 2018. The reduction in valuation of servicing fees at September 30, 2019 reflected the impact of higher assumed mortgage prepayments from lower interest rates.

·	Noninterest expense, excluding merger-related expenses, increased $4,392,000 for the nine months ended September 30, 2019 over the total for the first nine months of 2018. Significant variances included the following:

o	Salaries and wages expense increased $2,669,000, including $1,852,000 related to the Corporation’s new ventures in Southeastern PA and York County.

o	Other noninterest expense increased $1,115,000. Within other noninterest expense, expenses and net losses on other real estate properties increased $432,000, mainly due to significant costs incurred related to one commercial workout situation. Other increases within this category included increases in loan collection expenses of $270,000, advertising expense of $204,000, amortization of core deposit intangibles of $146,000, credit card operating costs of $97,000, insurance of $62,000, other taxes of $42,000 and consulting related to the overdraft privilege program of $36,000. Also, within other noninterest expense, donations expense decreased $245,000 reflecting a 2018 donation of real estate that resulted in expense of $250,000 with no similar item in 2019.

o	Data processing expenses increased $565,000, reflecting the costs of operating two core processing systems for most of the second quarter 2019 as well as costs related to product development efforts in connection with a fintech organization and other increases in software licensing costs.

o	Automated teller machine and interchange expense decreased $225,000, reflecting cost reductions pursuant to a renegotiated service contract.

More detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of Management’s Discussion and Analysis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE I - QUARTERLY FINANCIAL DATA

(Dollars In Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended:
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2019	2019	2019	2018	2018	2018	2018
Interest income	$17,277	$17,139	$13,065	$13,304	$12,800	$12,334	$11,890
Interest expense	3,000	2,934	1,350	1,312	1,241	1,079	993
Net interest income	14,277	14,205	11,715	11,992	11,559	11,255	10,897
Provision (credit) for loan losses	1,158	(4)	(957)	252	60	(20)	292
Net interest income after provision (credit) for loan losses	13,119	14,209	12,672	11,740	11,499	11,275	10,605
Noninterest income	4,963	4,849	4,406	5,040	4,462	4,689	4,406
Net gains (losses) on securities	13	7	0	(4)	569	1,468	0
Merger-related expenses	206	3,301	311	127	200	0	0
Other noninterest expenses	11,486	11,422	10,696	9,947	9,633	9,684	9,895
Income before income tax provision	6,403	4,342	6,071	6,702	6,697	7,748	5,116
Income tax provision	1,096	693	981	1,021	1,111	1,377	741
Net income	$5,307	$3,649	$5,090	$5,681	$5,586	$6,371	$4,375
Net income attributable to common shares	$5,281	$3,630	$5,063	$5,654	$5,558	$6,339	$4,352
Basic earnings per common share	$0.39	$0.27	$0.41	$0.46	$0.45	$0.52	$0.36
Diluted earnings per common share	$0.39	$0.27	$0.41	$0.46	$0.45	$0.52	$0.36

CRITICAL ACCOUNTING POLICIES

The presentation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. Management believes the allowance for loan losses is adequate and reasonable. Analytical information related to the Corporation’s aggregate loans and the related allowance for loan losses is summarized by loan segment and classes of loans in Note 7 to the unaudited consolidated financial statements. Additional discussion of the Corporation’s allowance for loan losses is provided in a separate section later in Management’s Discussion and Analysis. As described in more detail in the Provision and Allowance for Loan Losses section of Management’s Discussion and Analysis, none of the performing loans purchased from Monument were found to be impaired, and the purchased performing loans were excluded from the loan pools for which the general component of the allowance for loan losses was calculated. Accordingly, there was no allowance for loan losses at September 30, 2019 on loans purchased from Monument, which was the main reason the allowance dropped to 0.81% of total outstanding loans at September 30, 2019 from 1.12% at December 31, 2018. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and nine-month periods ended September 30, 2019 and 2018. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

Three-Month Periods Ended September 30, 2019 and 2018

For the three-month periods, fully taxable equivalent net interest income was $14,524,000 in 2019, which was $2,644,000 (22.3%) higher than in 2018. Interest income was $4,403,000 higher in 2019 as compared to 2018, while interest expense was higher by $1,759,000 in comparing the same periods. As presented in Table III, the Net Interest Margin of 3.81% in 2019 was lower than the margin of 3.87% in 2018, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) decreased to 3.49% in 2019 from 3.68% in 2018.

Overall, third quarter 2019 growth in earning assets and funding sources was driven mainly by the Monument acquisition. Total loans acquired on April 1, 2019 were valued at $259,295,000, while total deposits assumed were valued at $223,303,000, borrowings were valued at $111,568,000 and subordinated debt (excluding the $5,375,000 portion redeemed on April 1, 2019) was valued at $7,000,000. The Corporation also acquired available-for-sale debt securities valued at $94,568,000 which were sold in early April 2019.

Accretion and amortization of purchase accounting-related adjustments from marking financial instruments to fair value had a positive effect on net interest income in the third quarter 2019 of $195,000, including an increase in income on loans of $377,000 partially offset by increases in interest expense on time deposits of $137,000 and on short-term borrowings of $45,000. The net positive impact to the third quarter 2019 net interest margin from accretion and amortization of purchase accounting adjustments was 0.05%.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $17,524,000 in 2019, an increase of $4,403,000 (33.6%) from 2018. Interest and fees from loans receivable increased $4,578,000, or 43.8%, in 2019 as compared to 2018. Table IV shows the increase in interest on loans includes $4,231,000 attributable to an increase in average volume and $347,000 related to an increase in rate. The average balance of loans receivable increased $309,887,000 (37.8%) to $1,130,319,000 in 2019 from $820,432,000 in 2018, including the effects of loans acquired from Monument as well as additional growth, primarily in commercial loans. The average yield on loans in the third quarter of 2019 was 5.28% compared to 5.06% in the third quarter 2018 as current rates on variable rate loans and rates on recent new loan originations have increased due to increases in market interest rates that occurred over the first several months of 2018. Further, accretion of purchase accounting-related adjustments provided a positive impact of 0.13% to the third quarter 2019 yield on loans.

Interest income from available-for-sale debt securities decreased $164,000 (6.6%) in 2019 from 2018. Total average available-for-sale debt securities (at amortized cost) in 2019 decreased to $354,586,000 from $362,529,000 in 2018. The average yield on available-for-sale debt securities was 2.59% for 2019, down from 2.71% in 2018. The decrease in average yield on available-for-sale debt securities is mainly the result of higher-yielding tax-exempt municipal bonds being called or maturing in the second and third quarters of 2019.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

For the three-month periods, interest expense increased $1,759,000 to $3,000,000 in 2019 from $1,241,000 in 2018. Interest expense on deposits increased $1,428,000, as the average rate on interest-bearing deposits increased to 0.99% in 2019 from 0.52% in 2018. The increase in average rates on deposits includes increases of 0.87% on time deposits, 0.19% on money market accounts, 0.13% on interest checking accounts and 0.05% on saving accounts. Total average deposits (interest-bearing and noninterest-bearing) amounted to $1,289,726,000 in 2019, an increase of $242,127,000 (23.1%) from 2018. The increase in total average deposits included deposits assumed from Monument. The increase in average rate on interest-bearing liabilities resulted primarily from comparatively higher rates on deposits assumed from Monument.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Further contributing to the increase in average rate on deposits was an increase in higher-cost deposits as a proportion of total deposits. The average balance of time deposits increased $151,918,000 to 39% of total average interest-bearing deposits in the third quarter 2019 from 29% in the third quarter 2018. The growth in time deposits resulted from changes in mix attributable to deposits assumed from Monument and from an increase in time deposits within the Corporation’s legacy markets. Amortization of purchase accounting-related adjustments contributed to the increase in the average rate on deposits, including 0.14% on time deposits and 0.05% on total interest-bearing deposits.

Interest expense on total borrowed funds increased $331,000 in 2019 as compared to 2018. The average balance of total borrowed funds increased to $81,774,000 in the third quarter 2019 from $43,437,000 in the third quarter 2018, while the average rate on borrowed funds increased to 2.62% in the third quarter 2019 from 1.90% in the third quarter 2018.

Interest expense on short-term borrowings increased $107,000 to $146,000 in 2019 from $39,000 in 2018. The average balance of short-term borrowings increased to $25,823,000 in 2019 from $13,062,000 in 2018. The total average short-term borrowings balance for the third quarter 2019 included the assumption of FHLB advances from Monument which had an average balance of $18,714,000 for the third quarter. The average rate on short-term borrowings increased to 2.24% in 2019 from 1.18% in 2018, reflecting the impact of market short-term rates at the time of the Monument acquisition (April 1, 2019).

Interest expense on long-term borrowings increased $108,000 to $277,000 in 2019 from $169,000 in 2018. The average balance of long-term borrowings was $48,953,000 in 2019, up from an average balance of $30,375,000 in 2018. Borrowings are classified as long-term within the Tables based on their term at origination. The average balance of long-term borrowings in 2019 and 2018 consisted mainly of FHLB advances with terms longer than 12 months at origination. The average rate on long-term borrowings was 2.24% in 2019 compared to 2.21% in the third quarter of 2018.

Interest expense on subordinated debt assumed from Monument was $116,000 in the third quarter 2019 with no comparative amount in 2018.

Nine-Month Periods Ended September 30, 2019 and 2018

For the nine-month periods, fully taxable equivalent net interest income was $41,009,000 in 2019, $6,317,000 (18.2%) higher than in 2018. Interest income was $10,288,000 higher in 2019 as compared to 2018, while interest expense was higher by $3,971,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.90% in 2019 as compared to 3.86% in 2018, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.61% in 2019, down from 3.70% in 2018. Similar to the discussion above regarding the third quarter 2019, the overall growth in net interest income, despite margin compression, resulted mainly from the infusion of loans, deposits and borrowings from Monument.

For the nine months ended September 30, 2019, accretion and amortization of purchase accounting-related adjustments had a positive effect on net interest income of $409,000, including an increase in income on loans of $790,000 partially offset by increases in interest expense on time deposits of $274,000 and on short-term borrowings of $107,000. For the nine months ended September 30, 2019, the net positive impact to the net interest margin from accretion and amortization of purchase accounting adjustments was 0.04%.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $48,293,000 in 2019, an increase of $10,288,000 (27.1%) from 2018. Interest and fees on loans receivable increased $9,808,000, or 32.0%, to $40,450,000 in 2019 from $30,642,000 in 2018. Table IV shows the increase in interest on loans includes $8,090,000 attributable to an increase in volume and $1,718,000 related to an increase in average rate. The average balance of loans receivable increased $199,934,000 (24.4%) to $1,020,892,000 in 2019 from $820,958,000 in 2018. The increase in average balance reflects the Corporation’s purchase of Monument on April 1, 2019 as well as significant commercial loan growth in the second and third quarters of 2019. The average yield on loans in 2019 was 5.30% compared to 4.99% in 2018.

Interest income on available-for-sale debt securities totaled $7,388,000 in 2019, an increase of $369,000 from the total for 2018. As indicated in Table III, average available-for-sale debt securities (at amortized cost) totaled $359,801,000 in 2019, an increase of $4,381,000 (1.2%) from 2018. The average yield on available-for-sale debt securities increased to 2.75% in 2019 from 2.64% in 2018.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased $3,971,000 to $7,284,000 in 2019 from $3,313,000 in 2018. Table III shows that the overall cost of funds on interest-bearing liabilities increased to 0.99% in 2019 from 0.53% in 2018.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Interest expense on deposits increased $3,236,000 in 2019 over 2018. Total average deposit balances (interest-bearing and noninterest-bearing) increased 16.5%, to $1,194,323,000 in 2019 from $1,024,735,00 in 2018, mainly as a result of the Monument acquisition. The average rate on interest-bearing deposits increased to 0.86% in 2019 from 0.45% in 2018. Similar to the discussion above, the increase in average rate on deposits reflects comparatively higher rates on deposits assumed from Monument, including significant growth in higher-cost time deposits. Amortization of purchase accounting-related adjustments added 0.04% on to the average rate on total interest-bearing deposits

Interest expense on borrowed funds increased $735,000 in 2019 as compared to 2018. Total average borrowed funds increased $19,283,000 to $70,729,000 in 2019 from $51,446,000 in 2018. The average rate on total borrowed funds was 2.66% in 2019 compared to 1.75% in 2018. The increase in the average rate on borrowed funds in 2019 reflects the impact of increases in market rates over the course of 2018 and first quarter 2019 and the impact of higher-cost subordinated debt assumed from Monument.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(In Thousands)	2019	2018	(Decrease)	2019	2018	(Decrease)
INTEREST INCOME
Interest-bearing due from banks	$159	$173	$(14)	$424	$319	$105
Available-for-sale debt securities:
Taxable	1,732	1,624	108	5,392	4,368	1,024
Tax-exempt	584	856	(272)	1,996	2,651	(655)
Total available-for-sale debt securities	2,316	2,480	(164)	7,388	7,019	369
Loans receivable:
Taxable	14,400	9,754	4,646	38,446	28,530	9,916
Tax-exempt	638	706	(68)	2,004	2,112	(108)
Total loans receivable	15,038	10,460	4,578	40,450	30,642	9,808
Other earning assets	11	8	3	31	25	6
Total Interest Income	17,524	13,121	4,403	48,293	38,005	10,288

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	362	278	84	908	672	236
Money market	265	155	110	695	370	325
Savings	66	38	28	179	113	66
Time deposits	1,768	562	1,206	4,095	1,486	2,609
Total interest-bearing deposits	2,461	1,033	1,428	5,877	2,641	3,236
Borrowed funds:
Short-term	146	39	107	453	320	133
Long-term	277	169	108	723	352	371
Subordinated debt	116	0	116	231	0	231
Total borrowed funds	539	208	331	1,407	672	735
Total Interest Expense	3,000	1,241	1,759	7,284	3,313	3,971

Net Interest Income	$14,524	$11,880	$2,644	$41,009	$34,692	$6,317

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s federal income tax rate of 21%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	3 Months		3 Months		9 Months		9 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	9/30/2019	Return/	9/30/2018	Return/	9/30/2019	Return/	9/30/2018	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Interest-bearing due from banks	26,539	2.38%	34,540	1.99%	23,104	2.45%	23,727	1.80%
Available-for-sale debt securities, at amortized cost:
Taxable	$285,114	2.41%	$269,054	2.39%	$285,332	2.53%	$255,638	2.28%
Tax-exempt	69,472	3.34%	93,475	3.63%	74,469	3.58%	99,782	3.55%
Total available-for-sale debt securities	354,586	2.59%	362,529	2.71%	359,801	2.75%	355,420	2.64%
Loans receivable:
Taxable	1,062,578	5.38%	744,793	5.20%	950,948	5.41%	744,461	5.12%
Tax-exempt	67,741	3.74%	75,639	3.70%	69,944	3.83%	76,497	3.69%
Total loans receivable	1,130,319	5.28%	820,432	5.06%	1,020,892	5.30%	820,958	4.99%
Other earning assets	1,515	2.88%	1,124	2.82%	1,344	3.08%	1,158	2.89%
Total Earning Assets	1,512,959	4.60%	1,218,625	4.27%	1,405,141	4.60%	1,201,263	4.23%
Cash	22,341		18,697		19,880		17,867
Unrealized gain/loss on securities	4,915		(8,641)		97		(7,482)
Allowance for loan losses	(8,322)		(8,984)		(8,676)		(9,049)
Bank premises and equipment	16,103		15,023		15,615		15,298
Intangible Assets	29,986		11,953		24,058		11,953
Other assets	48,276		44,675		47,147		43,017
Total Assets	$1,626,258		$1,291,348		$1,503,262		$1,272,867

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$232,549	0.62%	$223,105	0.49%	$216,851	0.56%	$217,935	0.41%
Money market	200,873	0.52%	185,267	0.33%	192,366	0.48%	181,972	0.27%
Savings	170,583	0.15%	153,514	0.10%	167,116	0.14%	151,946	0.10%
Time deposits	385,538	1.82%	233,620	0.95%	332,651	1.65%	227,419	0.87%
Total interest-bearing deposits	989,543	0.99%	795,506	0.52%	908,984	0.86%	779,272	0.45%
Borrowed funds:
Short-term	25,823	2.24%	13,062	1.18%	26,382	2.30%	29,515	1.45%
Long-term	48,953	2.24%	30,375	2.21%	39,655	2.44%	21,931	2.15%
Subordinated debt	6,998	6.58%	0	0.00%	4,692	6.58%	0	0.00%
Total borrowed funds	81,774	2.62%	43,437	1.90%	70,729	2.66%	51,446	1.75%
Total Interest-bearing Liabilities	1,071,317	1.11%	838,943	0.59%	979,713	0.99%	830,718	0.53%
Demand deposits	300,183		252,093		285,339		245,463
Other liabilities	13,584		11,147		13,336		9,630
Total Liabilities	1,385,084		1,102,183		1,278,388		1,085,811
Stockholders' equity, excluding other comprehensive income/loss	237,000		195,854		224,519		192,807
Accumulated other comprehensive income/loss	4,174		(6,689)		355		(5,751)
Total Stockholders' Equity	241,174		189,165		224,874		187,056
Total Liabilities and Stockholders' Equity	$1,626,258		$1,291,348		$1,503,262		$1,272,867
Interest Rate Spread		3.49%		3.68%		3.61%		3.70%
Net Interest Income/Earning Assets		3.81%		3.87%		3.90%		3.86%
Total Deposits (Interest-bearing and Demand)	$1,289,726		$1,047,599		$1,194,323		$1,024,735

(1) Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s federal income tax rate of 21%.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(3) Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)

	3 Months Ended 9/30/19 vs. 9/30/18			9 Months Ended 9/30/19 vs. 9/30/18
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks	$(36)	$22	$(14)	$(8)	$113	$105
Available-for-sale debt securities:
Taxable	100	8	108	535	489	1,024
Tax-exempt	(206)	(66)	(272)	(678)	23	(655)
Total available-for-sale debt securities	(106)	(58)	(164)	(143)	512	369
Loans receivable:
Taxable	4,306	340	4,646	8,276	1,640	9,916
Tax-exempt	(75)	7	(68)	(186)	78	(108)
Total loans receivable	4,231	347	4,578	8,090	1,718	9,808
Other earning assets	3	0	3	4	2	6
Total Interest Income	4,092	311	4,403	7,943	2,345	10,288

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	9	75	84	(3)	239	236
Money market	13	97	110	22	303	325
Savings	4	24	28	12	54	66
Time Deposits	477	729	1,206	897	1,712	2,609
Total interest-bearing deposits	503	925	1,428	928	2,308	3,236
Borrowed funds:
Short-term	62	45	107	(37)	170	133
Long-term	104	4	108	317	54	371
Subordinated debt	116	0	116	231	0	231
Total borrowed funds	282	49	331	511	224	735
Total Interest Expense	785	974	1,759	1,439	2,532	3,971

Net Interest Income	$3,307	$(663)	$2,644	$6,504	$(187)	$6,317

(1) Changes in income on tax-exempt securities and loans are presented on a fully tax-equivalent basis, using the Corporation’s federal income tax rate of 21%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST INCOME

TABLE V - COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)

	3 Months Ended
	September 30,		$	%
	2019	2018	Change	Change
Trust and financial management revenue	$1,479	$1,427	$52	3.6
Brokerage revenue	333	235	98	41.7
Insurance commissions, fees and premiums	71	15	56	373.3
Service charges on deposit accounts	1,436	1,331	105	7.9
Service charges and fees	91	95	(4)	(4.2)
Interchange revenue from debit card transactions	722	660	62	9.4
Net gains from sales of loans	310	164	146	89.0
Loan servicing fees, net	(54)	74	(128)	(173.0)
Increase in cash surrender value of life insurance	105	100	5	5.0
Other noninterest income	470	361	109	30.2
Total noninterest income, excluding realized gains
(losses) on securities, net	$4,963	$4,462	$501	11.2

Noninterest income shown in Table V in the third quarter 2019 and 2018 excludes net gains (losses) on available-for-sale debt securities and in 2018, the gain on a restricted equity security (Visa Class B stock). Within the totals, the most significant variances include the following:

·	Total Trust and brokerage revenue increased $150,000 mainly due to increased volume of brokerage transactions compared to 2018.

·	Insurance commissions, fees and premiums increased $56,000 reflecting an increase in commissions earned on sales of life insurance through C&N Bank’s wholly-owned subsidiary, C&N Financial Services Corporation, a licensed insurance agency.

·	Service charges on deposit accounts increased $105,000. Third quarter 2018 income from overdraft privilege services was reduced $75,000 due to reimbursements to various customers based on consumer compliance-related exceptions.

·	Interchange revenue from debit card transactions was up $62,000 reflecting an increase in volumes.

·	Net gains from sale of loans increased $146,000 due to increased volume of residential mortgage loans sold, partially attributable to increased refinancing and other activity influenced by recent reductions in interest rates.

·	Loan servicing fees, net, amounted to a net reduction in revenue of $54,000 in the third quarter 2019 as compared to net revenue of $74,000 in the third quarter 2018. Within this category, the fair value of mortgage servicing rights decreased $164,000 in the third quarter 2019, reflecting the assumption that lower future interest rates would trigger faster prepayments of the underlying mortgages, effectively reducing the value of the servicing rights. In comparison, in the third quarter 2018, the fair value of servicing rights decreased $32,000.

·	Other noninterest income increased $109,000. Within this category, dividends from Federal Home Loan Bank of Pittsburgh stock were $140,000 in the third quarter 2019, an increase of $61,000 over the third quarter 2018 amount. Also, interchange revenue from credit card transactions increased $15,000 to $51,000 in the third quarter 2019, and revenue from merchant services increased $14,000 to $113,000 in the third quarter 2019.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI - COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)

	9 Months Ended
	September 30,		$	%
	2019	2018	Change	Change
Trust and financial management revenue	$4,422	$4,375	$47	1.1
Brokerage revenue	1,001	718	283	39.4
Insurance commissions, fees and premiums	149	72	77	106.9
Service charges on deposit accounts	3,963	3,837	126	3.3
Service charges and fees	259	263	(4)	(1.5)
Interchange revenue from debit card transactions	2,064	1,880	184	9.8
Net gains from sales of loans	618	514	104	20.2
Loan servicing fees, net	9	263	(254)	(96.6)
Increase in cash surrender value of life insurance	296	295	1	0.3
Other noninterest income	1,437	1,340	97	7.2
Total noninterest income, excluding realized gains (losses) on securities, net	$14,218	$13,557	$661	4.9

Noninterest income shown in Table VI in the first nine months of 2019 and 2018 excludes net gains (losses) on available-for-sale debt securities and in 2018, the gain on a restricted equity security (Visa Class B stock). Within the totals, the most significant variances include the following:

·	Total Trust and brokerage revenue increased $330,000 mainly due to increased volume of brokerage transactions compared to 2018.

·	Insurance commissions, fees and premiums increased $77,000 reflecting an increase in commissions earned on sales of life insurance through C&N Financial Services Corporation.

·	Service charges on deposit accounts increased $126,000, reflecting the effects of the $75,000 reduction in third quarter 2018 income from overdraft privilege services due to consumer compliance-related exceptions as described above. Also, service charges on deposits in 2019 include $29,000 attributable to the assumption of former Monument deposit accounts.

·	Interchange revenue from debit card transactions was up $184,000 reflecting an increase in volumes.

·	Net gains from sale of loans increased $104,000 due to increased volume of residential mortgage loans sold. As reflected in the unaudited consolidated statements of cash flows, proceeds from sales of (residential mortgage) loans held for sale totaled $19,325,000 in the first nine months of 2019, an increase of $2,708,000 (16.3%) over the comparative total for the first nine months of 2018.

·	Loan servicing fees, net, decreased $254,000, as the fair value of mortgage servicing rights decreased by $312,000 in the first nine months of 2019 as compared to a decrease of $58,000 in the first nine months of 2018. As noted above, the valuation of residential mortgage servicing rights was negatively impacted in 2019 by a change to reflect faster assumed prepayments in comparison to prior valuations. At September 30, 2019, the fair value of servicing rights (included in other assets in the unaudited consolidated balance sheets) was $1,228,000, or 0.69% of the outstanding balance of the par value of residential mortgage loans sold with servicing retained. In comparison, at December 31, 2018, the fair value of servicing rights was $1,381,000, or 0.80% of the par value of loans sold with servicing retained.

·	Other noninterest income increased $97,000. Within this category, dividends from Federal Home Loan Bank of Pittsburgh stock totaled $346,000 in the first nine months of 2019, an increase of $106,000 over the comparative 2018 total. Interchange revenue from credit card transactions increased $72,000 to $157,000 in the first nine months of 2019, and revenue from merchant services increased $35,000 to $312,000 in the first nine months of 2019. Also within this category, revenue from tax credits applied to offset a portion of the Pennsylvania bank shares tax totaled $155,000 in the first nine months of 2019, a reduction of $167,000 from the comparative 2018 amount. In 2018, the Corporation received a tax credit of $154,000 related to donation to a nonprofit organization of its Towanda, PA banking facility. The Corporation has leased space in the facility and continues to provide

·	banking services there, with a plan to move to a new location in the Towanda area that is currently under construction with an estimated completion late in the first half of 2020.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST EXPENSE

TABLE VII - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)

	3 Months Ended
	September 30,		$	%
	2019	2018	Change	Change
Salaries and wages	$5,480	$4,263	$1,217	28.5
Pensions and other employee benefits	1,449	1,237	212	17.1
Occupancy expense, net	654	648	6	0.9
Furniture and equipment expense	333	317	16	5.0
Data processing expenses	802	667	135	20.2
Automated teller machine and interchange expense	297	347	(50)	(14.4)
Pennsylvania shares tax	341	326	15	4.6
Professional fees	242	205	37	18.0
Telecommunications	197	177	20	11.3
Directors' fees	162	197	(35)	(17.8)
Other noninterest expense	1,529	1,249	280	22.4
Total noninterest expense, excluding merger-related expenses	11,486	9,633	1,853	19.2
Merger-related expenses	206	200	6	3.0
Total noninterest expense	$11,692	$9,833	$1,859	18.9

As shown in Table VII, total noninterest expense, excluding merger-related expenses, increased $1,853,000 (19.2%) for the three months ended September 30, 2019 over the total for the three months ended September 30, 2018. The most significant variances include the following:

·	Salaries and wages expense increased $1,217,000, including $863,000 related to the new ventures in Southeast PA (former Monument locations) and York County. The increase in salaries and wages expense also includes the effect of increased staffing for credit administration and other lending-related support functions. Mainly due to the recent acquisition, the number of full-time equivalent employees increased to 331 at September 30, 2019 from 297 at September 30, 2018.

·	Pensions and other employee benefits expense increased $212,000, mainly due to the additional staffing related to the new ventures.

·	Data processing expenses increased $135,000, reflecting increases in software licensing costs and costs related to product development efforts in connection with a fintech organization.

·	Other noninterest expense increased $280,000. Significant variances within this category were as follows:

➢	Advertising expenses totaled $241,000 in the third quarter 2019, an increase of $179,000 over the third quarter 2018 total, reflecting costs associated with rebranding and other activities, with an emphasis on the Corporation’s expansion into new markets.

➢	Loan collection costs, net, increased $96,000, as net collection expense of $31,000 for the third quarter 2019 compared to net recoveries of previous expenses of $65,000 in the third quarter 2018.

➢	Amortization of core deposit intangibles totaled $74,000 in the third quarter 2019, an increase of $73,000 over 2018, reflecting costs associated with the Monument acquisition.

➢	The Corporation recorded a net credit of $6,000 related to FDIC insurance assessments in the third quarter 2019 as compared to expense of $93,000 in 2018. The credit in the third quarter 2019 included an estimated (accrued) assessment of $99,000 for the third quarter offset by a credit of $105,000 against the previously accrued second quarter 2019 assessment. The credit resulted from the FDIC’s Deposit Insurance Fund (DIF) reserve ratio at June 30, 2019 exceeding a targeted maximum of 1.38%. At September 30, 2019, the Corporation’s remaining balance of available credits, to be applied by the FDIC in subsequent quarters if the DIF reserve ratio exceeds the target, was $277,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

➢	In the third quarter 2019, the Corporation recorded an adjustment to reduce over-accruals of various expenses within this category totaling $91,000.

➢	Net losses and expenses associated with other real estate properties totaled $160,000 in the third quarter 2019, down $89,000 from the corresponding 2018 amount.

TABLE VIII - COMPARISON OF NONINTEREST EXPENSE
(Dollars in Thousands)
	9 Months Ended
	September 30,		$	%
	2019	2018	Change	Change
Salaries and wages	$15,249	$12,580	$2,669	21.2
Pensions and other employee benefits	4,292	4,047	245	6.1
Occupancy expense, net	1,976	1,898	78	4.1
Furniture and equipment expense	967	901	66	7.3
Data processing expenses	2,567	2,002	565	28.2
Automated teller machine and interchange expense	763	988	(225)	(22.8)
Pennsylvania shares tax	1,035	998	37	3.7
Professional fees	795	760	35	4.6
Telecommunications	537	567	(30)	(5.3)
Directors' fees	486	549	(63)	(11.5)
Other noninterest expense	4,937	3,922	1,015	25.9
Total noninterest expense, excluding merger-related expenses	33,604	29,212	4,392	15.0
Merger-related expenses	3,818	200	3,618	1,809.0
Total noninterest expense	$37,422	$29,412	$8,010	27.2

As shown in Table VIII, total noninterest expense, excluding merger-related expenses, increased $4,392,000 (15.0%) for the nine months ended September 30, 2019 over the total for the first nine months of 2018. The most significant variances include the following:

·	Salaries and wages expense increased $2,669,000, including $1,852,000 related to the new ventures in Southeast PA (former Monument locations) and York County, as well as costs arising from increased staffing for credit administration and other lending-related support functions.

·	Pensions and other employee benefits expense increased $245,000, mainly due to the additional staffing related to the new ventures. Within this category, employee health insurance expense totaled $1,357,000 in the first nine months of 2019, a decrease of $141,000 from the 2018 total. In the second quarter 2019, the Corporation received a credit of $201,000 resulting from prior overpayment of claims on the partially self-insured plan.

·	Data processing expenses increased $565,000, reflecting the costs of operating two core processing systems for most of the second quarter 2019 as well as costs related to product development efforts in connection with a fintech organization and other increases in software licensing costs.

·	Automated teller machine and interchange expense decreased $225,000, reflecting cost reductions pursuant to a renegotiated service contract.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	Other noninterest expense increased $1,015,000. Significant variances within this category were as follows:

➢	Net losses and expenses on other real estate properties increased $327,000, mainly due to significant costs incurred related to one workout situation.

➢	Loan collection costs, net, increased $258,000, as net collection expense of $256,000 for the nine months ended September 30, 2019 compared to net recoveries of previous expenses of $2,000 in 2018.

➢	Advertising expenses totaled $414,000 in the first nine months of 2019, an increase of $204,000 over the 2018 total, reflecting costs associated with rebranding and other activities, with an emphasis on the Corporation’s expansion into new markets.

➢	Amortization of core deposit intangibles totaled $149,000 in the first nine months of 2019, an increase of $146,000 over 2018, reflecting costs associated with the Monument acquisition.

➢	Non-payroll expenses associated with credit card activities totaled $191,000 in the first nine months of 2019, an increase of $97,000 over the corresponding 2018 total.

➢	Donations expense totaled $172,000 for the first nine months of 2019, a decrease of $245,000 from the total for 2018. As noted in the discussion of Noninterest Income, in 2018 the Corporation donated its Towanda banking facility to a nonprofit organization, resulting in expense of $250,000 with no similar item in 2019.

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The income tax provision for the first nine months of 2019 was $2,770,000, which was $459,000 lower than the provision for the first nine months of 2018 of $3,229,000. The effective tax rate (tax provision as a percentage of pre-tax income) was 16.5% in both periods. The Corporation’s effective tax rates differ from the statutory rate of 21% in the first nine months of 2019 and 2018 principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The net deferred tax asset at September 30, 2019 and December 31, 2018 represents the following temporary difference components:

(In Thousands)

	Sept 30,	December 31,
	2019	2018
Deferred tax assets:
Unrealized holding losses on securities	$0	$1,145
Allowance for loan losses	1,933	2,005
Purchase accounting adjustments on loans	700	0
Other deferred tax assets	2,154	2,049
Total deferred tax assets	4,787	5,199

Deferred tax liabilities:
Unrealized holding gains on securities	1,109	0
Defined benefit plans - ASC 835	78	37
Bank premises and equipment	702	907
Core deposit intangibles	285	2
Other deferred tax liabilities	321	143
Total deferred tax liabilities	2,495	1,089
Deferred tax asset, net	$2,292	$4,110

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2019, the net deferred tax asset was $2,292,000, down from $4,110,000 at December 31, 2018. The most significant change in temporary difference components was a net decrease of $2,254,000 in the deferred tax asset resulting from appreciation in available-for-sale debt securities attributable to lower interest rates.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.

Management believes the recorded net deferred tax asset at September 30, 2019 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the “Net Interest Income” section of Management’s Discussion and Analysis. Other significant balance sheet items, including the allowance for loan losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding standby letters of credit at September 30, 2019. Management does not expect capital expenditures or the Monument acquisition to have a material, detrimental effect on the Corporation’s financial condition in 2019.

Net loans outstanding (excluding mortgage loans held for sale) were $1,130,143,000 at September 30, 2019, up from $1,108,483,000 at June 30, 2019 and up 38.9% from $813,717,000 at September 30, 2018. As previously noted, a significant portion of the Corporation’s loan growth in 2019 is attributable to the Monument acquisition. In comparing outstanding balances at September 30, 2019 and 2018, total commercial loans increased $183.3 million (53.2%), total residential mortgage loans increased $130.5 million (28.7%) and total consumer loans increased $3.1 million (17.6%).

While the Corporation’s lending activities are primarily concentrated in its market area, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial,” “Commercial loans secured by real estate”, “Political subdivisions” and “Other commercial” classes in the loan tables presented in this Form 10-Q. Total participation loans outstanding amounted to $58,541,000 at September 30, 2019, down from $67,340,000 at December 31, 2018 and $65,741,000 at September 30, 2018. At September 30, 2019, the balance of participation loans outstanding includes a total of $46,771,000 to businesses located outside of the Corporation’s market area. Also, included within participation loans outstanding are “leveraged loans,” meaning loans to businesses with minimal tangible book equity and for which the extent of collateral available is limited, though typically at the time of origination the businesses have demonstrated strong cash flow performance in their recent histories. Leveraged participation loans outstanding totaled $12,056,000 at September 30, 2019 and $13,315,000 at December 31, 2018.

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

For loan sales originated under the MPF Xtra and Original programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At

September 30, 2019, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,850,000, and the corresponding total outstanding balance repurchased at December 31, 2018 was $2,146,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2019, outstanding balances of loans sold and serviced through the two programs totaled $177,561,000, including loans sold through the MPF Xtra program of $103,932,000 and loans sold through the Original program of $73,629,000. In addition, the outstanding balance of loans sold under the MPF Original program by Monument totaled $20,130,000. The loans sold by Monument are not serviced by the Corporation; however, the Corporation has assumed the credit enhancement obligation on these loans (as discussed in the next paragraph). At December 31, 2018, outstanding balances of loans sold and serviced through the two programs totaled $171,742,000, including loans sold through the MPF Xtra program of $96,841,000 and loans sold through the Original program of $74,901,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of September 30, 2019 and December 31, 2018.

For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. At September 30, 2019, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $4,575,000, and the Corporation has recorded a related allowance for credit losses of $260,000 which is included in “Accrued interest and other liabilities” in the accompanying consolidated balance sheets. At December 31, 2018, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $4,157,000, and the related allowance for credit losses was $328,000. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

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

The allowance for loan losses was $9,257,000 at September 30, 2019, up from $8,200,000 at June 30, 2019 but down slightly from $9,309,000 at December 31, 2018. Table X shows total specific allowances on impaired loans decreased $619,000 to $986,000 at September 30, 2019 from $1,605,000 at December 31, 2018. This net decrease included the impact of specific allowances totaling $1,365,000 at December 31, 2018 on two commercial loans being eliminated in the first quarter 2019. These two loans were no longer considered impaired at March 31, 2019, were returned to full accrual status in the first quarter 2019 and remained in full accrual status at September 30, 2019. A specific allowance of $781,000 at December 31, 2018 on a real estate secured commercial loan was eliminated in the first quarter 2019 due to the borrower’s improved financial performance and receipt of an updated, higher appraised value of the underlying collateral. Also, a specific allowance of $584,000 on a commercial loan was eliminated, consistent with improvements in both the borrower’s financial position and the Corporation’s security position on the credit. Partially offsetting this reduction, in the third quarter 2019 the Corporation recorded a specific allowance of $678,000 on a commercial real estate secured loan with an outstanding balance of $1,261,000 at September 30, 2019.

Loans acquired from Monument that were identified as having a deterioration in credit quality (purchased credit impaired, or PCI), were valued at $441,000 at April 1, 2019 and September 30, 2019. The remainder of the portfolio was deemed to be the performing component of the portfolio. The calculation of the fair value of performing loans included a discount for credit losses of $1,914,000, reflecting an estimate of the present value of credit losses based on market expectations. None of the performing loans purchased were found to be impaired at September 30, 2019, and the purchased performing loans were excluded from the loan pools for which the general component of the allowance for loan losses was calculated. Accordingly, there was no allowance for loan losses at September 30, 2019 on loans purchased from Monument, which was the main reason the allowance dropped to 0.81% of total outstanding loans at September 30, 2019 from 1.12% at December 31, 2018.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The provision (credit) for loan losses by segment in the three-month and nine-month periods ended September 30, 2019 and 2018 are as follows:

(In Thousands)

	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2019	2018	2019	2018
Residential mortgage	$138	$67	$216	$145
Commercial	953	(66)	(247)	31
Consumer	67	59	142	156
Unallocated	0	0	86	0

Total	$1,158	$60	$197	$332

The provision (credit) for loan losses is further detailed as follows:

Residential mortgage segment

(In thousands)

	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2019	2018	2019	2018
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$60	$30	$159	$122

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	76	38	132	61
Changes in historical loss experience factors	1	(1)	8	(38)
Changes in qualitative factors	1	0	(83)	0
Total provision for loan losses - Residential mortgage segment	$138	$67	$216	$145

Commercial segment

(In thousands)

	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2019	2018	2019	2018
Increase (decrease) in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$673	$(25)	$(630)	$(56)

Increase in collectively determined portion of the allowance attributable to:
Loan growth	292	9	616	44
Changes in historical loss experience factors	(45)	(50)	(357)	43
Changes in qualitative factors	33	0	124	0
Total provision (credit) for loan losses - Commercial segment	$953	$(66)	$(247)	$31

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consumer segment

(In thousands)

	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2019	2018	2019	2018
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$57	$35	$101	$87

Increase in collectively determined portion of the allowance attributable to:
Loan growth	5	16	23	25
Changes in historical loss experience factors	2	8	2	34
Changes in qualitative factors	3	0	16	10
Total provision for loan losses -
Consumer segment	$67	$59	$142	$156

Total - All segments

(In thousands)

	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2019	2018	2019	2018
Increase (decrease) in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$790	$40	$(370)	$153

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	373	63	771	130
Changes in historical loss experience factors	(42)	(43)	(347)	39
Changes in qualitative factors	37	0	57	10
Subtotal	1,158	60	111	332
Unallocated	0	0	86	0
Total provision for loan losses -
All segments	$1,158	$60	$197	$332

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

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Total nonperforming loans as a percentage of outstanding loans was 1.00% at September 30, 2019, down from 1.94% at December 31, 2018, and nonperforming assets as a percentage of total assets was 0.86% at September 30, 2019, down from 1.37% at December 31, 2018. Table XI presents data at September 30, 2019 and at the end of each of the years ended December 31, 2014 through 2018. Table XI shows that total nonperforming loans as a percentage of loans of 1.00% at September 30, 2019 was lower than the corresponding year-end ratio from 2014 through 2018. Similarly, the September 30, 2019 ratio of total nonperforming assets as a percentage of assets of 0.86% was lower than the corresponding ratio from 2014 through 2018. These improved credit-related ratios reflect the impact of acquired loans from Monument with minimal nonperforming loans at September 30, 2019 and reductions in total nonperforming assets.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Total impaired loans of $5,943,000 at September 30, 2019 are down $3,831,000 from the corresponding amount at December 31, 2018 of $9,774,000. In the first nine months of 2019, the two commercial loans referred to above for which specific allowances were eliminated were not considered to be impaired at September 30, 2019 but were considered impaired at December 31, 2018. Total outstanding balances of these loans were $3,781,000 at December 31, 2018. Other significant changes in impaired loans in 2019 included: (1) addition to impaired status of a commercial real estate secured loan with a balance of $1,261,000 and a specific allowance of $678,000 at September 30, 2019; (2) addition to impaired status of a commercial and industrial loan with a balance of $713,000 and a specific allowance of $60,000 at September 30, 2019; (3) removal from impaired status of a commercial real estate secured loan with an outstanding balance of $1,039,000 at December 31, 2018 for which foreclosure proceedings were completed and the related real estate acquired in the third quarter 2019 (included in Foreclosed assets held for sale with a carrying value of $1,039,000 at September 30, 2019); and (4) removal from impaired status of a commercial and industrial loan with an outstanding balance of $326,000 at December 31, 2018 for which foreclosure proceedings were completed and the related real estate acquired in the first quarter 2019 (included in Foreclosed assets held for sale with a carrying value of $326,000 at September 30, 2019). Table XI shows that the total balance of impaired loans at September 30, 2019 was lower than the year-end amounts over the period 2014-2018, which ranged from a low of $9,511,000 in 2017 to a high of $12,316,000 in 2014.

Total nonperforming assets of $14,177,000 at September 30, 2019 are $3,545,000 lower than the corresponding amount at December 31, 2018, summarized as follows:

·	Total nonaccrual loans at September 30, 2019 of $9,020,000 was $4,093,000 lower than the corresponding December 31, 2018 total of $13,113,000.

·	Total loans past due 90 days or more and still accruing interest amounted to $2,395,000 at September 30, 2019, a decrease of $511,000 from the total at December 31, 2018.

·	Foreclosed assets held for sale consisted of real estate, and totaled $2,762,000 at September 30, 2019, an increase of $1,059,000 from $1,703,000 at December 31, 2018. Of this increase, $871,000 related to a property acquired through the Monument acquisition. At September 30, 2019, the Corporation held twelve such properties for sale, with total carrying values of $329,000 related to residential real estate, $100,000 of land and $2,333,000 related to commercial real estate. At December 31, 2018, the Corporation held six such properties for sale, with total carrying values of $64,000 related to residential real estate, $110,000 of land and $1,529,000 related to commercial real estate. The Corporation evaluates the carrying values of foreclosed assets each quarter based on the most recent market activity or appraisals for each property.

Over the period 2014-2018 and the first nine months of 2019, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of September 30, 2019. Management continues to closely monitor its commercial loan relationships for possible credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to loans and the allowance for loan losses.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)

	9 Months Ended
	Sept. 30,	Sept. 30,	Years Ended December 31,
	2019	2018	2018	2017	2016	2015	2014
Balance, beginning of year	$9,309	$8,856	$8,856	$8,473	$7,889	$7,336	$8,663
Charge-offs:
Residential mortgage	(157)	(133)	(158)	(197)	(73)	(217)	(327)
Commercial	(6)	(165)	(165)	(132)	(597)	(251)	(1,715)
Consumer	(132)	(120)	(174)	(150)	(87)	(94)	(97)
Total charge-offs	(295)	(418)	(497)	(479)	(757)	(562)	(2,139)
Recoveries:
Residential mortgage	9	7	8	19	3	1	25
Commercial	6	5	317	4	35	214	264
Consumer	31	33	41	38	82	55	47
Total recoveries	46	45	366	61	120	270	336
Net charge-offs	(249)	(373)	(131)	(418)	(637)	(292)	(1,803)
Provision for loan losses	197	332	584	801	1,221	845	476
Balance, end of period	$9,257	$8,815	$9,309	$8,856	$8,473	$7,889	$7,336
Net charge-offs as a % of average loans	0.02%	0.05%	0.02%	0.05%	0.09%	0.04%	0.29%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	Sept. 30,	As of December 31,
	2019	2018	2017	2016	2015	2014
ASC 310 - Impaired loans	$986	$1,605	$1,279	$674	$820	$769
ASC 450 - Collective segments:
Commercial	3,485	3,102	3,078	3,373	3,103	2,732
Residential mortgage	3,927	3,870	3,841	3,890	3,417	3,295
Consumer	274	233	159	138	122	145
Unallocated	585	499	499	398	427	395
Total Allowance	$9,257	$9,309	$8,856	$8,473	$7,889	$7,336

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(Dollars In Thousands)

	Sept. 30,	As of December 31,
	2019	2018	2017	2016	2015	2014
Impaired loans with a valuation allowance	$3,027	$4,851	$4,100	$3,372	$1,933	$3,241
Impaired loans without a valuation allowance	2,916	4,923	5,411	7,488	8,041	9,075
Total impaired loans	$5,943	$9,774	$9,511	$10,860	$9,974	$12,316
Total loans past due 30-89 days and still accruing	$5,230	$7,142	$9,449	$7,735	$7,057	$7,121
Nonperforming assets:
Total nonaccrual loans	$9,020	$13,113	$13,404	$8,736	$11,517	$12,610
Total loans past due 90 days or more and still accruing	2,395	2,906	3,724	6,838	3,229	2,843
Total nonperforming loans	11,415	16,019	17,128	15,574	14,746	15,453
Foreclosed assets held for sale (real estate)	2,762	1,703	1,598	2,180	1,260	1,189
Total nonperforming assets	$14,177	$17,722	$18,726	$17,754	$16,006	$16,642
Loans subject to troubled debt restructurings (TDRs):
Performing	$924	$655	$636	$5,803	$1,186	$1,807
Nonperforming	1,744	2,884	3,027	2,874	5,178	5,388
Total TDRs	$2,668	$3,539	$3,663	$8,677	$6,364	$7,195
Total nonperforming loans as a % of loans	1.00%	1.94%	2.10%	2.07%	2.09%	2.45%
Total nonperforming assets as a % of assets	0.86%	1.37%	1.47%	1.43%	1.31%	1.34%
Allowance for loan losses as a % of total loans	0.81%	1.12%	1.09%	1.13%	1.12%	1.16%
Allowance for loan losses as a % of nonperforming loans	81.10%	58.11%	51.70%	54.40%	53.50%	47.47%

TABLE XII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)

	Sept. 30,	December 31,
	2019	2018	2017	2016	2015	2014
Residential mortgage:
Residential mortgage loans - first liens	$487,425	$372,339	$359,987	$334,102	$304,783	$291,882
Residential mortgage loans - junior liens	29,056	25,450	25,325	23,706	21,146	21,166
Home equity lines of credit	35,492	34,319	35,758	38,057	39,040	36,629
1-4 Family residential construction	32,699	24,698	26,216	24,908	21,121	16,739
Total residential mortgage	584,672	456,806	447,286	420,773	386,090	366,416
Commercial:
Commercial loans secured by real estate	297,519	162,611	159,266	150,468	154,779	145,878
Commercial and industrial	115,213	91,856	88,276	83,854	75,196	50,157
Political subdivisions	46,466	53,263	59,287	38,068	40,007	17,534
Commercial construction and land	22,386	11,962	14,527	14,287	5,122	6,938
Loans secured by farmland	7,103	7,146	7,255	7,294	7,019	7,916
Multi-family (5 or more) residential	27,633	7,180	7,713	7,896	9,188	8,917
Agricultural loans	5,145	5,659	6,178	3,998	4,671	3,221
Other commercial loans	12,828	13,950	10,986	11,475	12,152	13,334
Total commercial	534,293	353,627	353,488	317,340	308,134	253,895
Consumer	20,435	17,130	14,939	13,722	10,656	10,234
Total	1,139,400	827,563	815,713	751,835	704,880	630,545
Less: allowance for loan losses	(9,257)	(9,309)	(8,856)	(8,473)	(7,889)	(7,336)
Loans, net	$1,130,143	$818,254	$806,857	$743,362	$696,991	$623,209

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At September 30, 2019, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $19,449,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale debt securities with a carrying value of $16,469,000 at September 30, 2019.

The Corporation’s outstanding, available, and total credit facilities at September 30, 2019 and December 31, 2018 are as follows:

(In Thousands)

	Outstanding		Available		Total Credit
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2019	2018	2019	2018	2019	2018
Federal Home Loan Bank of Pittsburgh	$75,713	$42,915	$462,775	$318,699	$538,488	$361,614
Federal Reserve Bank Discount Window	0	0	15,892	15,262	15,892	15,262
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$75,713	$42,915	$523,667	$378,961	$599,380	$421,876

The significant increase in credit available from the Federal Home Loan Bank of Pittsburgh at September 30, 2019 resulted from an increase in the borrowing base created by the acquisition of real estate secured loans from Monument. At September 30, 2019, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of short-term borrowings of $17,546,000 and long-term borrowings of $58,200,000. At December 31, 2018, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $7,000,000 and long-term borrowings with a total amount of $35,915,000. Additional information regarding borrowed funds is included in Note 9 to the unaudited consolidated financial statements.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations or use repurchase agreements placed with brokers to borrow funds secured by investment assets. At September 30, 2019, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $159,088,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations, including the impact of additional lending opportunities and other potential cash requirements arising from the Monument merger.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

As required by the Economic Growth, Regulatory Relief, and Consumer Protection Act (discussed further in the Recent Legislative Developments section of Management’s Discussion and Analysis), in August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at September 30, 2019; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Details concerning capital ratios at September 30, 2019 and December 31, 2018 are presented below. Management believes, as of September 30, 2019, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at September 30, 2019 and December 31, 2018 exceed the Corporation’s Board policy threshold levels.

(Dollars in Thousands)

							Minimum To Be Well
			Minimum		Minimum To Maintain		Capitalized Under		Minimum To Meet
			Capital		Capital Conservation		Prompt Corrective		the Corporation's
	Actual		Requirement		Buffer at Reporting Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019:
Total capital to risk-weighted assets:
Consolidated	$225,334	20.77%	N/A	N/A	N/A	N/A	N/A	N/A	$113,914	³10.5%
C&N Bank	202,671	18.75%	86,466	³8%	113,486	³10.5%	108,082	³10%	113,486	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	208,817	19.25%	N/A	N/A	N/A	N/A	N/A	N/A	92,216	³8.5%
C&N Bank	193,154	17.87%	64,849	³6%	91,870	³8.5%	86,466	³8%	91,870	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	208,817	19.25%	N/A	N/A	N/A	N/A	N/A	N/A	75,943	³7%
C&N Bank	193,154	17.87%	48,637	³4.5%	75,658	³7.0%	70,253	³6.5%	75,658	³7%
Tier 1 capital to average assets:
Consolidated	208,817	13.11%	N/A	N/A	N/A	N/A	N/A	N/A	127,441	³8%
C&N Bank	193,154	12.25%	63,082	³4%	N/A	N/A	78,853	³5%	126,164	³8%

December 31, 2018:
Total capital to risk-weighted assets:
Consolidated	$199,226	24.42%	N/A	N/A	N/A	N/A	N/A	N/A	$85,653	³10.5%
C&N Bank	176,499	21.75%	64,916	³8%	80,130	³9.875%	81,145	³10%	85,202	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	189,589	23.24%	N/A	N/A	N/A	N/A	N/A	N/A	69,338	³8.5%
C&N Bank	166,862	20.56%	48,687	³6%	63,901	³7.875%	64,916	³8%	68,973	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	189,589	23.24%	N/A	N/A	N/A	N/A	N/A	N/A	57,102	³7%
C&N Bank	166,862	20.56%	36,515	³4.5%	51,730	³6.375%	52,744	³6.5%	56,801	³7%
Tier 1 capital to average assets:
Consolidated	189,589	14.78%	N/A	N/A	N/A	N/A	N/A	N/A	102,634	³8%
C&N Bank	166,862	13.16%	50,715	³4%	N/A	N/A	63,394	³5%	101,430	³8%

Capital ratios presented in the table above were modestly lower at September 30, 2019 as compared to December 31, 2018, reflecting the impact of the Monument acquisition, but remain at levels well in excess of regulatory requirements. Management expects C&N Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions and the applicable capital conservation buffer for the next 12 months and for the foreseeable future.

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

At September 30, 2019, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 10.75%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income (Loss) within stockholders’ equity. The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains (losses) on available-for-sale debt securities, net of deferred income tax, amounted to $4,173,000 at September 30, 2019 and ($4,307,000) at December 31, 2018. Changes in accumulated other comprehensive income (loss) are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale debt securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at September 30, 2019.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $287,000 at September 30, 2019 and $137,000 at December 31, 2018.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Comprehensive Income totaled $6,335,000 for the three months ended September 30, 2019 as compared to $3,557,000 in the third quarter 2018. For the three months ended September 30, 2019, Comprehensive Income included: (1) Net Income of $5,307,000, which was $279,000 lower than in the third quarter 2018; (2) Other Comprehensive Income from available-for-sale debt securities of $1,035,000 as compared to Other Comprehensive Loss of ($2,026,000) in the third quarter 2018; and (3) Other Comprehensive Loss from defined benefit plans of ($7,000) for the third quarter 2019 as compared to ($3,000) for the third quarter 2018.

For the nine months ended September 30, 2019, Comprehensive Income totaled $22,676,000 as compared to $9,748,000 for the first nine months of 2018. For the nine months ended September 30, 2019, Comprehensive Income included: (1) Net Income of $14,046,000, down $2,286,000 from net income for the first nine months of 2018; (2) Other Comprehensive Income from available-for-sale debt securities of $8,480,000 as compared to Other Comprehensive Loss of $6,647,000 from net unrealized losses on available-for-sale debt securities in the first nine months of 2018; and (3) Other Comprehensive Income from defined benefit plans of $150,000 for the nine months ended September 30, 2019 as compared to Other Comprehensive Income of $63,000 for the first nine months of 2018.

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

As noted in the Stockholders’ Equity and Capital Adequacy section of Management’s Discussion and Analysis, as required by the Act, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement, raising the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company, subject to other conditions. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at September 30, 2019. Further, qualification as a small bank holding company allows the Corporation to file more abbreviated, and less frequent, consolidated and holding company reports with the Federal Reserve.

Also, as required by the Act, in October 2019 the Federal Reserve Board, FDIC and Office of the Comptroller of the Currency finalized a rule that would provide qualifying community banking organizations an option to calculate a simple leverage ratio, rather than multiple measures of capital adequacy. Under the rule, a community banking organization would be eligible to elect the community bank leverage ratio framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9%. A qualifying community banking organization that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements.  Such a community banking organization would be considered to have satisfied the risk-based and leverage capital requirements in the agencies’ generally applicable capital rule and be considered well capitalized for the agencies’ prompt corrective action rules provided it has a community bank leverage ratio greater than 9 percent. The Corporation is in the process of evaluating whether it will adopt the optional community bank leverage ratio framework.

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

The Monument Bancorp, Inc. acquisition was completed April 1, 2019, and during the second and third quarters of 2019 the Corporation has been engaged in integrating processes and internal control over financial reporting for the former Monument locations into those of the Corporation. In late June 2019, the integration of Monument’s core customer data system into the Corporation’s system was completed. Though completion of the Monument core system conversion was a significant milestone, at September 30, 2019, the Corporation’s management had not yet completed changes to processes, information technology systems and other components of internal control over financial reporting as part of integration activities.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Corporation and C&N Bank are involved in various legal proceedings incidental to their business. Management believes the aggregate liability, if any, resulting from such pending and threatened legal proceedings will not have a material, adverse effect on the Corporation’s financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed February 21, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth a summary of the purchases by the Corporation of its common stock during the third quarter 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2019	0	$0	0	600,000
August 1 - 31, 2019	0	$0	0	600,000
September 1 - 30, 2019	0	$0	0	600,000

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

CITIZENS & NORTHERN CORPORATION

November 12, 2019	By:	/s/ J. Bradley Scovill
Date	President and Chief Executive Officer

November 12, 2019	By:	/s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer

