Form 10-K
period 2019-12-31
CITIZENS & NORTHERN CORP
filed 2020-02-20
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,“ “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2019, the registrant’s most recently completed second fiscal quarter, was $348,405,379.

The number of shares of common stock outstanding at February 13, 2020 was 13,762,993.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of its shareholders to be held April 16, 2020 are incorporated by reference into Parts III and IV of this report.

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

The Corporation’s acquisition of Monument Bancorp, Inc. (“Monument”) was completed April 1, 2019. Monument was the parent company of Monument Bank, a commercial bank which operated two community bank offices and one lending office in Bucks County, Pennsylvania. Monument merged with and into the Corporation and Monument Bank merged with and into C&N Bank. Total purchase consideration was $42.7 million, including 1,279,825 shares of the Corporation’s common stock issued with a value of $33.1 million and cash paid totaling $9.6 million. Holders of Monument common stock prior to the consummation of the merger held approximately 9.4% of the Corporation’s common stock outstanding immediately following the merger.

In December 2019, the Corporation announced a plan of merger to acquire Covenant Financial, Inc. (“Covenant”) in a transaction valued on December 18, 2019 at approximately $77 million. Under the terms of the definitive agreement, the Corporation will pay cash for 25% of the Covenant shares and will convert 75% of Covenant shares to the Corporation’s common stock. Covenant is the holding company for Covenant Bank, which operates banking offices in Bucks and Chester Counties of PA. Covenant had total assets of $516 million at December 31, 2019. Pursuant to the plan of merger, Covenant will merge with and into the Corporation and Covenant Bank will merge with and into C&N Bank The merger is subject to satisfaction of customary closing conditions, including receipt of regulatory approvals and approval of Covenant’s shareholders. The merger is expected to close in the third quarter 2020.

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

Over the past few years, the Corporation has begun to execute on a growth strategy. Presently, a majority of C&N Bank’s operations are conducted in its legacy markets in the northern tier of Pennsylvania and southern tier of New York. In 2019, with the acquisition of Monument and the opening of a lending office in York, Pennsylvania, the Bank expanded into new markets in Southeastern and southcentral Pennsylvania. Management expects the acquisition of Covenant to be completed in 2020, which will further increase the volume of activity in southeastern Pennsylvania.

All phases of the Bank’s business are competitive. The Bank competes with online financial institutions, local commercial banks headquartered in our market areas and other commercial banks with branches in our market area. Many of the online financial institutions and some of the banks that have branches in our market areas are larger in overall size. With respect to lending activities and attracting deposits, the Bank also competes with savings banks, savings and loan associations, insurance companies, regulated small loan companies and credit unions. Also, the Bank competes with mutual funds for deposits. C&N Bank competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals for trust, investment management, brokerage and insurance services. The Bank is generally competitive with all financial institutions in our service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans. The Bank serves a diverse customer base and is not economically dependent on any small group of customers or on any individual industry.

At December 31, 2019, C&N Bank had total assets of $1,638,285,000, total deposits of $1,259,440,000, net loans outstanding of $1,172,386,000 and 336 full-time equivalent employees.

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

A copy of the Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current events reports on Form 8-K, and amendments to these reports, will be furnished without charge upon written request to the Corporation’s Treasurer at P.O. Box 58, Wellsboro, PA 16901. Copies of these reports will be furnished as soon as reasonably possible after they are filed electronically with the Securities and Exchange Commission. The information is also available through the Corporation’s web site at www.cnbankpa.com.

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

Limited Geographic Diversification - The Corporation grants commercial, residential and personal loans to customers primarily in the Corporation’s legacy markets of the northern tier of Pennsylvania and southern tier of New York and, effective with the acquisition of Monument and opening of the York lending office in 2019, in southeastern and southcentral Pennsylvania. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within these regions. Deterioration in economic conditions could adversely affect the quality of the Corporation's loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Corporation's financial condition, results of operations or liquidity.

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

Growth Strategy –As described in Item 1, in 2019, the Corporation acquired Monument and opened a lending office in York, Pennsylvania. Also, in December 2019, the Corporation entered into an agreement to acquire Covenant. Further, management intends to continue to pursue additional acquisition opportunities. The Corporation’s future financial performance will depend on its ability to execute its strategic plan and manage its future growth. Failure to execute these plans could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

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

Securities Markets – The fair value of the Corporation's available-for-sale debt securities, as well as the revenues the Corporation earns from its Trust and Financial Management and brokerage services, are sensitive to price fluctuations and market events.

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

Mortgage Banking – Since 2009, the Corporation has originated and sold residential mortgage loans to the secondary market through the MPF Xtra program. Since 2014, the Corporation has also originated and sold residential mortgage loans to the secondary market through the MPF Original program. Both of these programs are administered by the Federal Home Loan Banks of Pittsburgh and Chicago. At December 31, 2019, the total outstanding balance of residential mortgages sold and serviced through the two programs amounted to $178,446,000. The Corporation must strictly adhere to the MPF Xtra and MPF Original program guidelines for origination, underwriting and servicing loans, and failure to do so may result in the Corporation being forced to repurchase loans or being dropped from the program. As of December 31, 2019, the total outstanding balance of residential mortgage loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,770,000. If the volume of such forced repurchases of loans were to increase significantly, or if the Corporation were to be dropped from the programs, it could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Except as noted below, the Bank owns its operating properties. All of the properties are in good condition. None of the owned properties are subject to encumbrance.

A listing of properties is as follows:

Main administrative offices:

90-92 Main Street	or	10 Nichols Street
Wellsboro, PA 16901		Wellsboro, PA 16901

Branch offices - Citizens & Northern Bank:

428 S. Main Street	514 Main Street	41 Main Street
Athens, PA 18810	Laporte, PA 18626	Tioga, PA 16946

10 North Main Street	4534 Williamson Trail	428 Main Street**
Coudersport, PA 16915	Liberty, PA 16930	Towanda, PA 18848

465 North Main Street	1085 S. Main Street	64 Elmira Street
Doylestown, PA 18901	Mansfield, PA 16933	Troy, PA 16947

111 W. Main Street	612 James Monroe Avenue	90-92 Main Street
Dushore, PA 18614	Monroeton, PA 18832	Wellsboro, PA 16901

563 Main Street	3461 Route 405 Highway	1510 Dewey Avenue
East Smithfield, PA 18817	Muncy, PA 17756	Williamsport, PA 17701

104 W. Main Street	33 Swamp Road, Unit 7**	130 Court Street**
Elkland, PA 16920	Newtown, PA 18940	Williamsport, PA 17701

135 East Fourth Street	100 Maple Street	1467 Golden Mile Road
Emporium, PA 15834	Port Allegany, PA 16743	Wysox, PA 18854

230 Railroad Street	1827 Elmira Street	2 East Mountain Avenue**
Jersey Shore, PA 17740	Sayre, PA 18840	South Williamsport, PA 17702

102 E. Main Street	3 Main Street	6250 County Rte 64
Knoxville, PA 17740	Canisteo, NY 14823	Hornell, NY 14843

Loan production offices of Citizens & Northern Bank:

250 East Water Street	2951 Whiteford Road Suite 102**	65 West Street Road Suite A201**
Elmira, NY 14901	York, PA 17402	Warminster, PA 18974

Facilities management office:

13 Water Street
Wellsboro, PA 16901

** designates leased facility

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

QUARTERLY SHARE DATA

Trades of the Corporation’s stock are executed through various brokers who maintain a market in the Corporation’s stock. The Corporation’s stock is listed on the NASDAQ Capital Market with the trading symbol CZNC. As of December 31, 2019, there were 2,094 shareholders of record of the Corporation’s common stock.

The following table sets forth the high and low sales prices of the common stock and dividends declared per quarter during 2019 and 2018.

	2019			2018
			Dividend			Dividend
			Declared			Declared
			per			per
	High	Low	Quarter	High	Low	Quarter
First quarter	$27.07	$23.60	$0.37	$25.41	$22.00	$0.27
Second quarter	29.25	25.02	0.27	27.72	22.64	0.27
Third quarter	27.00	22.52	0.27	28.99	25.42	0.27
Fourth quarter	28.58	24.23	0.27	28.48	23.72	0.27

Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. Also, the Corporation and C&N Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. These restrictions are described in Note 18 to the consolidated financial statements.

Effective April 21, 2016, the Corporation’s Board of Directors approved a treasury stock repurchase program. Under this program, the Corporation is authorized to repurchase up to 600,000 shares of the Corporation's common stock or slightly less than 5% of the Corporation's issued and outstanding shares at April 19, 2016. The Board of Directors’ April 21, 2016 authorization provides that: (1) the treasury stock repurchase program shall be effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. To date, no purchases have been made under this repurchase program.

The following table sets forth a summary of purchases by the Corporation, in the open market, of its equity securities during the fourth quarter 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2019	0	$-	0	600,000
November 1 - 30, 2019	0	$-	0	600,000
December 1 - 31, 2019	0	$-	0	600,000

PERFORMANCE GRAPH

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the Russell 2000 and a Peer Group Index of similar banking organizations selected by the Corporation for the five-year period commencing December 31, 2014 and ended December 31, 2019. The index values are market-weighted dividend-reinvestment numbers, which measure the total return for investing $100.00 five years ago. This meets Securities & Exchange Commission requirements for showing dividend reinvestment share performance over a five-year period and measures the return to an investor for placing $100.00 into a group of bank stocks and reinvesting any and all dividends into the purchase of more of the same stock for which dividends were paid.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Citizens & Northern Corporation	100.00	107.01	140.37	134.19	154.24	172.49
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
Peer Group	100.00	106.24	145.30	171.70	158.94	186.98

Peer Group includes all publicly traded SEC filing Commercial Banks & Thrifts within NJ, NY, OH and PA with assets between $750M and $3.5B as of 9/30/2019

Source: S&P Global Market Intelligence

© 2020

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Stock Incentive Plan and Independent Directors Stock Incentive Plan, both of which have been approved by the Corporation’s shareholders. The figures shown in the table below are as of December 31, 2019.

Number of
	Number of	Weighted-	Securities
	Securities to be	average	Remaining
	Issued Upon	Exercise	for Future
	Exercise of	Price of	Issuance Under
	Outstanding	Outstanding	Equity Compen-
	Options	Options	sation Plans
Equity compensation plans approved by shareholders	75,897	$18.69	333,832

Equity compensation plans not approved by shareholders	0	N/A	0

More details related to the Corporation’s equity compensation plans are provided in Notes 1 and 13 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

As of or for the Year Ended December 31,
INCOME STATEMENT (In Thousands)	2019	2018	2017	2016	2015
Interest and dividend income	$64,771	$50,328	$45,863	$44,098	$44,519
Interest expense	10,283	4,625	3,915	3,693	4,602
Net interest income	54,488	45,703	41,948	40,405	39,917
Provision for loan losses	849	584	801	1,221	845
Net interest income after provision for loan losses	53,639	45,119	41,147	39,184	39,072
Noninterest income excluding securities gains	19,284	18,597	16,153	15,511	15,478
Net gains on securities	23	2,033	257	1,158	2,861
Loss on prepayment of debt	0	0	0	0	2,573
Merger-related expenses	4,099	328	0	0	0
Noninterest expense excluding loss on prepayment of debt and merger-related expenses	45,438	39,158	36,967	34,744	33,030
Income before income tax provision	23,409	26,263	20,590	21,109	21,808
Income tax provision	3,905	4,250	7,156	5,347	5,337
Net income	$19,504	$22,013	$13,434	$15,762	$16,471
Net income attributable to common shares	$19,404	$21,903	$13,365	$15,677	$16,387

PER COMMON SHARE:
Basic earnings per share	$1.46	$1.79	$1.10	$1.30	$1.35
Diluted earnings per share	$1.46	$1.79	$1.10	$1.30	$1.35
Cash dividends declared per share	$1.18	$1.08	$1.04	$1.04	$1.04
Book value per common share at period-end	$17.82	$16.02	$15.43	$15.36	$15.39
Tangible book value per common share at period-end	$15.66	$15.05	$14.45	$14.37	$14.41
Weighted average common shares outstanding - basic	13,298,736	12,219,209	12,115,840	12,032,820	12,149,252
Weighted average common shares outstanding - diluted	13,321,559	12,257,368	12,155,136	12,063,055	12,171,084
END OF PERIOD BALANCES (Dollars In Thousands)
Available-for-sale debt securities	$346,723	$363,273	$355,937	$394,106	$417,904
Gross loans	1,182,222	827,563	815,713	751,835	704,880
Allowance for loan losses	9,836	9,309	8,856	8,473	7,889
Total assets	1,654,145	1,290,893	1,276,959	1,242,292	1,223,417
Deposits	1,252,660	1,033,772	1,008,449	983,843	935,615
Borrowings and subordinated debt	144,847	48,768	70,955	64,629	92,263
Stockholders' equity	244,452	197,368	188,443	186,008	187,487
Common shares outstanding	13,716,445	12,319,330	12,214,525	12,113,228	12,180,623
AVERAGE BALANCES (In Thousands)
Total assets	1,540,469	1,276,140	1,247,759	1,229,866	1,243,209
Earning assets	1,437,993	1,205,429	1,169,569	1,147,549	1,159,298
Gross loans	1,057,559	822,346	780,640	723,076	657,727
Deposits	1,213,687	1,027,831	990,917	970,447	968,201
Stockholders' equity	229,446	187,895	188,958	188,373	188,905

ITEM 6. SELECTED FINANCIAL DATA (Continued)

As of or for the Year Ended December 31,
KEY RATIOS	2019	2018	2017	2016	2015
Return on average assets	1.27%	1.72%	1.08%	1.28%	1.32%
Return on average equity	8.50%	11.72%	7.11%	8.37%	8.72%
Average equity to average assets	14.89%	14.72%	15.14%	15.32%	15.19%
Net interest margin (1)	3.86%	3.90%	3.82%	3.76%	3.69%
Efficiency (2)	60.73%	59.69%	60.74%	59.22%	56.66%
Cash dividends as a % of diluted earnings per share	80.82%	60.34%	94.55%	80.00%	77.04%
Tier 1 leverage	13.10%	14.78%	14.23%	14.27%	14.31%
Tier 1 risk-based capital	19.19%	23.24%	21.95%	22.48%	23.29%
Total risk-based capital	20.70%	24.42%	23.07%	23.60%	24.40%
Tangible common equity/tangible assets	13.22%	14.50%	13.95%	14.15%	14.49%
Nonperforming assets/total assets	0.80%	1.37%	1.47%	1.43%	1.31%
Nonperforming loans/total loans	0.88%	1.94%	2.10%	2.07%	2.09%
Allowance for loan losses/total loans	0.83%	1.12%	1.09%	1.13%	1.12%
Net charge-offs/average loans	0.03%	0.02%	0.05%	0.09%	0.04%

(1) Rates of return on tax-exempt securities and loans are calculated on a fully-taxable equivalent basis.

(2) The efficiency ratio is calculated by dividing: (a) total noninterest expense excluding merger-related expenses and losses from prepayment of debt, by (b) the sum of net interest income (including income from tax-exempt securities and loans on a fully-taxable equivalent basis) and noninterest income excluding securities gains or losses.

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

COMPLETED AND PENDING ACQUISITIONS

The Corporation’s acquisition of Monument Bancorp, Inc. (“Monument”) was completed April 1, 2019. Monument was the parent company of Monument Bank, a commercial bank which operated two community bank offices and one lending office in Bucks County, Pennsylvania. Total purchase consideration was $42.7 million, including 1,279,825 shares of the Corporation’s common stock issued with a value of $33.1 million and cash paid totaling $9.6 million. Holders of Monument common stock prior to the consummation of the merger held approximately 9.4% of the Corporation’s common stock outstanding immediately following the merger.

In connection with the transaction, the Corporation recorded goodwill of $16.4 million and a core deposit intangible asset of $1.5 million. Total loans acquired on April 1, 2019 were valued at $259.3 million, while total deposits assumed were valued at $223.3 million, borrowings were valued at $111.6 million and subordinated debt was valued at $12.4 million. The subordinated debt included an instrument with a fair value of $5.4 million that was redeemed on April 1, 2019 with no realized gain or loss. The Corporation acquired available-for-sale debt securities valued at $94.6 million and sold the securities in early April for approximately no realized gain or loss. The assets purchased and liabilities assumed in the merger were recorded at their estimated fair values at the time of closing and may be adjusted for up to one year subsequent to the acquisition. In the fourth quarter 2019, the Corporation recorded adjustments to various assets acquired and liabilities assumed from the merger, resulting in a net reduction in goodwill of $230,000.

Merger-related expenses associated with the Monument transaction totaled $3.8 million for the year ended December 31, 2019, including costs associated with termination of data processing contracts, conversion of Monument’s customer accounting data into the Corporation’s core system, severance and similar expenses, legal and other professional fees and various other costs.

In December 2019, the Corporation announced a plan of merger to acquire Covenant Financial, Inc. (“Covenant”) in a transaction valued on December 18, 2019 at approximately $77 million. Under the terms of the definitive agreement, the Corporation will pay cash for 25% of the Covenant shares and will convert 75% of Covenant shares to the Corporation’s common stock. Covenant is the holding company for Covenant Bank, which operates banking offices in Bucks and Chester Counties of PA. Covenant had total assets of $516 million at December 31, 2019. The merger is subject to satisfaction of customary closing conditions, including receipt of regulatory approvals and approval of Covenant’s shareholders. The merger is expected to close in the third quarter 2020. In the fourth quarter 2019, the Corporation incurred merger-related expenses totaling $287,000 related to the planned acquisition of Covenant. Management estimates pre-tax merger-related expenses associated with the Covenant acquisition will total approximately $8 million ($6.6 million, net of tax), with most of the expenses expected to be incurred in the third quarter 2020.

EARNINGS OVERVIEW

Net income for the year ended December 31, 2019 was $19,504,000, or $1.46 per diluted share as compared to 2018 net income of $22,013,000 or $1.79 per share. Earnings for the year ended December 31, 2019 were significantly impacted by the Monument acquisition, including the effects of merger-related expenses described earlier. Earnings for the year ended December 31, 2018 included the benefit of a realized gain on a restricted equity security (Visa Inc. Class B stock) partially offset by the impact of a loss on available-for-sale debt securities. In 2018, pre-tax realized gains on Visa Class B stock totaled $2.3 million while pre-tax realized losses on available-for-sale securities totaled $288,000. Excluding the impact of merger-related expenses and net securities gains, adjusted (non-U.S. GAAP) earnings for 2019 would be $22,756,000 or $1.70 per share as compared to similarly adjusted (non-GAAP) earnings of $20,712,000 or $1.68 per share for 2018.

The following table provides a reconciliation of the Corporation’s 2019 earnings results under U.S. generally accepted accounting principles (U.S. GAAP) to comparative non-U.S. GAAP results excluding merger-related expenses and realized gains and losses on securities. Management believes disclosure of 2019 and 2018 earnings results, adjusted to exclude the impact of these items, provides useful information to investors for comparative purposes.

RECONCILIATION OF NET INCOME AND

DILUTED EARNINGS PER SHARE TO NON-U.S.

GAAP MEASURE

	Year Ended Dec. 31, 2019				Year Ended Dec. 31, 2018
	Income			Diluted	Income			Diluted
	Before	Income		Earnings	Before	Income		Earnings
	Income	Tax		per	Income	Tax		per
	Tax	Provision	Net	Common	Tax	Provision	Net	Common
(Dollars In Thousands, Except Per Share Data)	Provision	(1)	Income	Share	Provision	(1)	Income	Share
Results as Presented Under U.S. GAAP	$23,409	$3,905	$19,504	$1.46	$26,263	$4,250	$22,013	$1.79
Add: Merger-Related Expenses	4,099	829	3,270		328	23	305
Less: Gain on Restricted Equity Security					(2,321)	(487)	(1,834)
Net (Gains) Losses on Available-for-sale Debt
Securities	(23)	(5)	(18)		288	60	228
Adjusted Earnings, Excluding Effect of Merger-
Related Expenses, Gain on Restricted Equity
Security and Net Gains and Losses on
Available-for-Sale Debt Securities
(Non-U.S. GAAP)	$27,485	$4,729	$22,756	$1.70	$24,558	$3,846	$20,712	$1.68

(1)	Income tax has been allocated based on an income tax rate of 21%. The tax benefit associated with merger-related expenses has been adjusted to reflect the estimated nondeductible portion of the expenses.

In 2019, interest income on loans acquired from Monument, partially offset by interest expense on deposits, borrowings and subordinated debt assumed, contributed to growth in net interest income, while costs associated with the expansion contributed to an increase in noninterest expenses.

Other significant variances were as follows:

·	Net interest income was up $8,785,000 (19.2%) in 2019 over 2018, reflecting the benefits of growth, particularly from the Monument acquisition as well as loan growth from the York office (opened in March 2019) and organic loan and deposit growth from the Corporation’s legacy markets. The net interest margin was 3.86% for 2019, down from 3.90% in 2018. In 2019, the net interest margin included a net positive impact from accretion and amortization of purchase accounting adjustments of 0.04%. The average yield on earning assets in 2019 was up 0.30% over 2018, while the average rate paid on interest-bearing liabilities was up 0.46% between periods. The Monument acquisition and other factors contributed to growth in average noninterest-bearing demand deposits of $39.4 million and average stockholders’ equity (excluding accumulated other comprehensive income) of $33.8 million, which helped to offset some of the impact on the margin of compression in the interest rate spread.

·	The provision for loan losses of $849,000 for 2019 was higher than the 2018 provision by $265,000. The higher provision in 2019 resulted mainly from significant loan growth. The 2019 provision included a net reduction in expense of $232,000 related to specific loans (net decrease in specific allowances on loans of $554,000 and net charge-offs of $322,000), a net $1,193,000 charge attributable to loan growth and a net reduction in expense of $112,000 related to changes in historical loss and qualitative factors and the unallocated portion of the allowance. In comparison, the 2018 provision included $457,000 related to the change in total specific allowances on impaired loans, as adjusted for net charge-offs during the period, a charge of $178,000 due to loan growth and a net reduction in expense of $51,000 related to decreases in historical loss and qualitative factors.

·	Noninterest income increased $687,000, or 3.7%, in 2019 over 2018. Total trust and brokerage revenue increased $516,000 as trust revenue reflected growth in assets under management from market value appreciation as well as new business and brokerage revenue increased as a result of an increase in volume. Increases in volume also led to increases in net gains from sales of mortgage loans of $242,000, interchange revenue from debit card transactions of $208,000 and service charges on deposit accounts of $187,000. Other noninterest income decreased $278,000, as the total for 2018 included income of $438,000 from a life insurance arrangement in which benefits were split between the Corporation and heirs of a former employee. Loan servicing fees, net, decreased $247,000, as the fair value of servicing rights decreased $331,000 in 2019 as compared to a decrease of $83,000 in 2018. The reduction in valuation of servicing fees at December 31, 2019 reflected the impact of higher assumed mortgage prepayments from lower interest rates.

·	Noninterest expense, excluding merger-related expenses, increased $6,280,000 in 2019 over 2018. Significant variances included the following:

➢	Salaries and wages expense increased $3,453,000, including $2,707,000 related to the Corporation’s new ventures in southeastern and southcentral Pennsylvania.

➢	Pensions and other employee benefits increased $578,000, mainly due to the increased number of employees resulting from expansion into new markets.

➢	Other noninterest expense increased $1,454,000. Within other noninterest expense, expenses and net losses on other real estate properties increased $385,000, mainly due to significant costs incurred related to one commercial workout situation. Other increases within this category included increases in advertising expense of $327,000, loan collection expenses of $264,000, amortization of core deposit intangibles of $220,000, consulting related to the overdraft privilege program of $145,000 and credit card operating costs of $111,000. Also, within other noninterest expense, donations expense decreased $249,000 reflecting a 2018 donation of real estate that resulted in expense of $250,000 with no similar item in 2019.

➢	Data processing expenses increased $653,000, including significant increases in software licensing costs associated with lending, Trust and other functions. Other expense increases within this category included consulting expenses related to renegotiation of an interchange processing contract, costs related to product development efforts in connection with a fintech organization and costs from operating two core processing systems for most of the second quarter 2019.

➢	Automated teller machine and interchange expense decreased $201,000, reflecting cost reductions pursuant to a renegotiated service contract.

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation’s net interest income in 2019 and 2018. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the tables.

Fully taxable equivalent net interest income was $55,532,000 in 2019, $8,528,000 (18.1%) higher than in 2018. Interest income was $14,186,000 higher in 2019 as compared to 2018; interest expense was also higher by $5,658,000 in comparing the same periods. As presented in Table II, the Net Interest Margin was 3.86% in 2019 as compared to 3.90% in 2018, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) decreased to 3.56% in 2019 from 3.72% in 2018.

Accretion and amortization of purchase accounting-related adjustments had a positive effect on net interest income of $560,000, including an increase in income on loans of $1,100,000 partially offset by increases in interest expense on time deposits of $407,000 and on short-term borrowings of $133,000. The net positive impact to the net interest margin from accretion and amortization of purchase accounting adjustments was 0.04%.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $65,815,000 in 2019, an increase of 27.5% from 2018. Interest and fees on loans receivable increased $14,234,000, or 34.3%, to $55,725,000 in 2019 from $41,491,000 in 2018. Table III shows the increase in interest on loans includes $12,696,000 attributable to an increase in volume and $1,538,000 related to an increase in average rate. The average balance of loans receivable increased $235,213,000 (28.6%) to $1,057,559,000 in 2019 from $822,346,000 in 2018. The increase in average balance reflects the Corporation’s purchase of Monument on April 1, 2019 as well as significant commercial loan growth throughout 2019. The average yield on loans in 2019 was 5.27% compared to 5.05% in 2018.

Interest income on available-for-sale debt securities totaled $9,531,000 in 2019, a reduction of $156,000 from the total for 2018. As indicated in Table II, average available-for-sale debt securities (at amortized cost) totaled $357,284,000 in 2019, a decrease of $2,839,000 (0.8%) from 2018. The average yield on available-for-sale debt securities decreased to 2.67% in 2019 from 2.69% in 2018.

Interest income from interest-bearing deposits in banks totaled $514,000 in 2019, an increase of $99,000 over the total for 2018. The most significant categories of assets within this category include interest-bearing balances held with the Federal Reserve and investments in certificates of deposit issued by other banks. The increase in interest income from interest-bearing deposits with banks includes the effects of an increase in yield to 2.37% in 2019 from 1.90% in 2018, consistent with market increases in short-term interest rates over the course of 2018 that had a positive impact on short-term asset yields in the earlier months of 2019.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased $5,658,000, or 122.3%, to $10,283,000 in 2019 from $4,625,000 in 2018. Table II shows that the overall cost of funds on interest-bearing liabilities increased to 1.02% in 2019 from 0.56% in 2018.

Total average deposit balances (interest-bearing and noninterest-bearing) increased 18.1%, to $1,213,687,000 in 2019 from $1,027,831,000 in 2018, mainly as a result of the Monument acquisition.

Interest expense on deposits increased $4,488,000 in 2019 over 2018. The average rate on interest-bearing deposits increased to 0.89% in 2019 from 0.48% in 2018. Interest expense on time deposits increased $3,777,000 in 2019 of which $2,373,000 is from an increase in average rate and $1,404,000 due to an increase in volume. The increase in average rate on deposits reflects comparatively higher rates on deposits assumed from Monument, including significant growth in higher-cost time deposits. Amortization of purchase accounting-related adjustments added 0.05% to the average rate on total interest-bearing deposits.

Interest expense on borrowed funds increased $1,170,000 in 2019 as compared to 2018. Total average borrowed funds increased $32,277,000 to $82,712,000 in 2019 from $50,435,000 in 2018. The average rate on total borrowed funds was 2.53% in 2019 compared to 1.83% in 2018. The increase in the average rate on borrowed funds in 2019 reflects the impact of increases in market rates over the course of 2018 and the first quarter 2019 and the impact of higher-cost subordinated debt assumed from Monument.

TABLE I - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Years Ended December 31,		Increase/
(In Thousands)	2019	2018	(Decrease)
INTEREST INCOME
Interest-bearing due from banks	$514	$415	$99
Available-for-sale securities
Taxable	7,008	6,189	819
Tax-exempt	2,523	3,498	(975)
Total available-for-sale securities	9,531	9,687	(156)
Loans receivable:
Taxable	53,086	38,667	14,419
Tax-exempt	2,639	2,824	(185)
Total loans receivable	55,725	41,491	14,234
Other earning assets	45	36	9
Total Interest Income	65,815	51,629	14,186

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	1,155	950	205
Money market	962	549	413
Savings	246	153	93
Time deposits	5,827	2,050	3,777
Total interest-bearing deposits	8,190	3,702	4,488
Borrowed funds:
Short-term	733	366	367
Long-term	1,013	557	456
Subordinated debt	347	0	347
Total borrowed funds	2,093	923	1,170
Total Interest Expense	10,283	4,625	5,658

Net Interest Income	$55,532	$47,004	$8,528

(1)	Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.

(2)	Fees on loans are included with interest on loans and amounted to $919,000 in 2019 and $912,000 in 2018.

TABLE II - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

	Year		Year
	Ended	Rate of	Ended	Rate of
	12/31/2019	Return/	12/31/2018	Return/
	Average	Cost of	Average	Cost of
(Dollars in Thousands)	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Interest-bearing due from banks	$21,711	2.37%	$21,800	1.90%
Available-for-sale securities,
at amortized cost:
Taxable	284,072	2.47%	262,461	2.36%
Tax-exempt	73,212	3.45%	97,662	3.58%
Total available-for-sale securities	357,284	2.67%	360,123	2.69%
Loans receivable:
Taxable	988,560	5.37%	746,309	5.18%
Tax-exempt	68,999	3.82%	76,037	3.71%
Total loans receivable	1,057,559	5.27%	822,346	5.05%
Other earning assets	1,439	3.13%	1,160	3.10%
Total Earning Assets	1,437,993	4.58%	1,205,429	4.28%
Cash	19,906		17,674
Unrealized gain/loss on securities	1,347		(8,343)
Allowance for loan losses	(8,876)		(9,033)
Bank premises and equipment	15,914		15,156
Intangible Assets	25,531		11,952
Other assets	48,654		43,305
Total Assets	$1,540,469		$1,276,140

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$217,910	0.53%	$217,638	0.44%
Money market	194,849	0.49%	180,835	0.30%
Savings	167,677	0.15%	152,889	0.10%
Time deposits	344,446	1.69%	227,060	0.90%
Total interest-bearing deposits	924,882	0.89%	778,422	0.48%
Borrowed funds:
Short-term	33,521	2.19%	25,226	1.45%
Long-term	43,917	2.31%	25,209	2.21%
Subordinated debt	5,274	6.58%	0	0.00%
Total borrowed funds	82,712	2.53%	50,435	1.83%
Total Interest-bearing Liabilities	1,007,594	1.02%	828,857	0.56%
Demand deposits	288,805		249,409
Other liabilities	14,624		9,979
Total Liabilities	1,311,023		1,088,245
Stockholders' equity, excluding
other comprehensive income/loss	228,103		194,333
Other comprehensive income/loss	1,343		(6,438)
Total Stockholders' Equity	229,446		187,895
Total Liabilities and Stockholders' Equity	$1,540,469		$1,276,140
Interest Rate Spread		3.56%		3.72%
Net Interest Income/Earning Assets		3.86%		3.90%

Total Deposits (Interest-bearing
and Demand)	$1,213,687		$1,027,831

(1)	Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis,

using the Corporation’s marginal federal income tax rate of 21%.

(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

TABLE III -  ANALYSIS OF VOLUME AND RATE CHANGES

	Year Ended 12/31/19 vs. 12/31/18
	Change in	Change in	Total
(In Thousands)	Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks	$(2)	$101	$99
Available-for-sale securities:
Taxable	525	294	819
Tax-exempt	(847)	(128)	(975)
Total available-for-sale securities	(322)	166	(156)
Loans receivable:
Taxable	12,963	1,456	14,419
Tax-exempt	(267)	82	(185)
Total loans receivable	12,696	1,538	14,234
Other earning assets	9	0	9
Total Interest Income	12,381	1,805	14,186

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	1	204	205
Money market	46	367	413
Savings	16	77	93
Time deposits	1,404	2,373	3,777
Total interest-bearing deposits	1,467	3,021	4,488
Borrowed funds:
Short-term	144	223	367
Long-term	431	25	456
Subordinated debt	347	0	347
Total borrowed funds	922	248	1,170
Total Interest Expense	2,389	3,269	5,658

Net Interest Income	$9,992	$(1,464)	$8,528

(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.

(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME

The table below presents a comparison of noninterest income, excludes realized gains and losses on securities (which are discussed in the Earnings Overview section of Management’s Discussion and Analysis), and the gain on a restricted equity security (Visa Class B stock) in 2018.

TABLE IV - COMPARISON OF NONINTEREST INCOME

	Years Ended
	December 31,		$	%
(Dollars in Thousands)	2019	2018	Change	Change
Trust and financial management revenue	$6,106	$5,838	$268	4.6
Brokerage revenue	1,266	1,018	248	24.4
Insurance commissions, fees and premiums	167	105	62	59.0
Service charges on deposit accounts	5,358	5,171	187	3.6
Service charges and fees	332	343	(11)	(3.2)
Interchange revenue from debit card transactions	2,754	2,546	208	8.2
Net gains from sales of loans	924	682	242	35.5
Loan servicing fees, net	100	347	(247)	(71.2)
Increase in cash surrender value of life insurance	402	394	8	2.0
Other noninterest income	1,875	2,153	(278)	(12.9)
Total noninterest income, excluding realized gains
(losses) on securities, net	$19,284	$18,597	$687	3.7

Total noninterest income, excluding realized gains and losses on securities, increased $687,000 (3.7%) in 2019 compared to 2018. Changes of significance are discussed in the narrative that follows.

·	Trust and financial management revenue increased $268,000 (4.6%), reflecting growth in the value of trust assets under management attributable to market appreciation, particularly in the latter portion of 2019, as well as new business. At December 31, 2019, the value of trust assets under management was $1,007,113,000, an increase of 16.8% from $862,517,000 at December 31, 2018.

·	Brokerage revenue increased $248,000 (24.4%), mainly due to increased volume of brokerage transactions compared to 2018.

·	Service charges on deposit accounts increased $187,000 (3.6%), which includes $52,000 attributable to the assumption of former Monument deposit accounts.

·	Interchange revenue from debit card transactions increased $208,000 (8.2%), reflecting an increase in transaction volume.

·	Net gains from sales of loans increased $242,000 (35.5%) due to increased volume of residential mortgage loans sold. The increased sales volume in 2019 reflected a decision to retain fewer mortgage loans on the balance sheet to accommodate funding for increased commercial lending opportunities in southeastern and southcentral Pennsylvania. The increased sales volume was also attributable, in part, to increased refinancing activity consistent with falling interest rates in the latter portion of the year. Gains on sales of loans totaled 3.1% of the origination cost of loans sold in 2019 as compared to 3.2% in 2018.

·	Loan servicing fees, net, decreased $247,000, as the fair value of mortgage loan servicing rights decreased $331,000 in 2019 as compared to a decrease of $83,000 in 2018. At December 31, 2019, the value of mortgage servicing rights (included in other assets in the consolidated balance sheets) was $1,277,000, or 0.72% of the outstanding balance of loans sold and serviced, down from $1,404,000 or 0.82% of the outstanding balance of loans sold and serviced at December 31, 2018. The reduction in valuation of servicing fees at December 31,2019 reflected the impact of higher assumed mortgage prepayments from lower interest rates.

·	Other noninterest income decreased $278,000, as the 2018 total included $438,000 from a life insurance arrangement in which benefits were split between the Corporation and heirs of a former employee. Income from tax credits decreased $167,000 to $155,000 in 2019 from $322,000 in 2018 as the 2018 total included $154,000 from a donation of real estate. Dividends on FHLB-Pittsburgh stock increased $167,000 to $487,000 in 2019 from $320,000 in 2018. Interchange revenue from credit card transactions increased $87,000 to $213,000 in 2019 from $126,000 in 2018 and revenue from merchant services increased $50,000 to $424,000 in 2019 from $374,000 in 2018.

NONINTEREST EXPENSE

TABLE V - COMPARISON OF NONINTEREST EXPENSE

	Years Ended
	December 31,		$	%
(Dollars In Thousands)	2019	2018	Change	Change
Salaries and wages	$20,644	$17,191	$3,453	20.1
Pensions and other employee benefits	5,837	5,259	578	11.0
Occupancy expense, net	2,629	2,497	132	5.3
Furniture and equipment expense	1,289	1,196	93	7.8
Data processing expenses	3,403	2,750	653	23.7
Automated teller machine and interchange expense	1,103	1,304	(201)	(15.4)
Pennsylvania shares tax	1,380	1,318	62	4.7
Professional fees	1,069	976	93	9.5
Telecommunications	744	748	(4)	(0.5)
Directors' fees	673	706	(33)	(4.7)
Other noninterest expense	6,667	5,213	1,454	27.9
Total noninterest expense, excluding merger-
related expenses	45,438	39,158	6,280	16.0
Merger-related expenses	4,099	328	3,771	1,149.7
Total noninterest expense	$49,537	$39,486	$10,051	25.5

Total noninterest expenses increased $10,051,000 (25.5%) in 2019 as compared to 2018. Total noninterest expenses excluding merger-related expenses increased $6,280,000 (16.0%) in 2019 as compared to 2018. Merger-related expenses are discussed in the Completed and Pending Acquisitions section of Management’s Discussion and Analysis. Other changes of significance are discussed in the narrative that follows.

·	Salaries and wages expense increased $3,453,000 (20.1%), including $2,707,000 related to new operations in southeastern Pennsylvania (former Monument locations) and the southcentral Pennsylvania (York) location, as well as costs arising from increased staffing for credit administration and other lending support functions. At December 31, 2019, the Corporation had 336 full-time equivalent employees as compared to 299 at December 31, 2018.

·	Pensions and other employee benefits expense increased $578,000 (11.0%), mainly due to the additional staffing related to the new ventures. Within this category, employee health insurance expense totaled $1,964,000 in 2019, an increase of $48,000 (2.5%) over 2018. In 2019, health insurance expense was reduced by the effect of a credit of $201,000 resulting from prior overpayment of claims on the partially self-insured plan.

·	Occupancy expense increased $132,000 (5.3%), reflecting the addition of the locations in southeastern and southcentral Pennsylvania.

·	Data processing expenses increased $653,000 (23.7%), including the impact of increases in software licensing costs associated with lending, trust and other functions. Other expense increases within this category included consulting expenses related to renegotiation of an interchange processing contract, costs related to product development efforts in connection with a fintech organization and costs from operating two core processing systems for most of the second quarter 2019.

·	Automated teller machine and interchange expense decreased $201,000 from 2018 to 2019 reflecting cost reductions pursuant to a renegotiated service contract.

·	Other noninterest expense increased $1,454,000. Within this category, significant changes were as follows:

➢	Expenses and net losses on other real estate properties increased $385,000 and loan collection expenses increased $264,000, including significant costs incurred related to one commercial workout situation.

➢	Advertising expense increased $327,000, reflecting costs associated with re-branding and targeted marketing efforts.

➢	Amortization of core deposit intangibles increased $220,000, reflecting expense associated with the Monument acquisition.

➢	Consulting expense related to the overdraft privilege program increased $145,000 to $263,000 in 2019 from $118,000 in 2018, reflecting an increase in amounts payable based on enhancements to the program, including the impact of an under-accrual of $41,000 in 2018.

➢	Within this category, credit card operating costs totaled $257,000 in 2019, an increase of $111,000 over 2018.

➢	Donations expense decreased $249,000 reflecting a 2018 donation of real estate that resulted in expense of $250,000 with no similar item in 2019.

INCOME TAXES

The effective income tax rate was 16.7% of pre-tax income in 2019, up from 16.2% in 2018.The Corporation’s effective tax rates differed from the statutory rate of 21% mainly because of the effects of tax-exempt interest income. The higher effective income tax rate in 2019 as compared to 2018 reflected the impact of a reduction in tax-exempt interest income, as the Corporation’s average total investment in tax-exempt securities (at amortized cost) and tax-exempt loans was $31.5 million lower in 2019 than in 2018, as proceeds from maturities and calls of tax-exempt assets were reinvested mainly in taxable securities and loans.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At December 31, 2019, the net deferred tax asset was $2,618,000, down from the balance at December 31, 2018 of $4,110,000. The most significant change in temporary difference components was a net decrease of $2,079,000 related to unrealized gains or losses on available-for-sale securities. At December 31, 2019, the net deferred tax liability associated with the unrealized gain was $934,000, while at December 31, 2018, the deferred tax asset associated with the unrealized loss was $1,145,000.

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

Management believes the recorded net deferred tax asset at December 31, 2019 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

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

Table VI shows the composition of the available-for-sale debt securities portfolio at December 31, 2019 and 2018. Comparison of the amortized cost totals of available-for-sale debt securities at each year-end presented reflects a decrease of $26,447,000 to $342,278,000 at December 31, 2019 from $368,725,000 at December 31, 2018. The reduction in securities resulted from opportunities for loan growth, as management identified opportunities to reinvest proceeds from maturities and sales of securities into loans. Within the securities portfolio, mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies and tax-exempt obligations of states and political subdivisions (municipal bonds) decreased, while investments in taxable municipal bonds and U.S. Government agency bonds increased. These changes in portfolio mix were based on changes in liquidity and interest rate risk management needs and current market yields for various categories of securities.

As reflected in Table VI, the fair value of available-for-sale securities as of December 31, 2019 was $4,445,000, or 1.3%, greater than the total amortized cost basis. In comparison, the aggregate unrealized loss position at December 31, 2018 was $5,452,000, or 1.5% of the total amortized cost basis. The unrealized appreciation in the portfolio in 2019 resulted mainly from a decrease in interest rates.

Management has reviewed the Corporation’s holdings as of December 31, 2019 and concluded that unrealized losses on all of the securities in an unrealized loss position are considered temporary. Note 7 to the consolidated financial statements provides more detail concerning the Corporation’s processes for evaluating securities for other-than-temporary impairment. Management will continue to closely monitor the status of impaired securities in 2020.

TABLE VI - INVESTMENT SECURITIES
	2019		2018
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies	$16,380	$17,000	$12,331	$12,500
Obligations of states and political subdivisions:
Tax-exempt	68,787	70,760	84,204	83,952
Taxable	35,446	36,303	27,618	27,699
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	58,875	59,210	54,827	53,445
Residential collateralized mortgage obligations	115,025	114,723	148,964	145,912
Commercial mortgage-backed securities	47,765	48,727	40,781	39,765
Total Available-for-Sale Debt Securities	$342,278	$346,723	$368,725	$363,273

The following table presents the contractual maturities and the weighted-average yields (calculated based on amortized cost) of investment securities as of December 31, 2019. Yields on tax-exempt securities are presented on a fully taxable-equivalent basis. For callable securities, yields on securities purchased at a discount are based on yield-to-maturity, while yields on securities purchased at a premium are based on yield to the first call date. Yields on mortgage-backed securities are estimated and include the effects of prepayment assumptions. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands, Except for Percentages)	Within One Year	Yield	One- Five Years	Yield	Five- Ten Years	Yield	After Ten Years	Yield	Total	Yield
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies	$0	0.00%	$0	0.00%	$7,513	3.16%	$8,867	3.43%	$16,380	3.30%
Obligations of states and political subdivisions:
Tax-exempt	2,777	3.36%	16,230	3.03%	27,900	2.90%	21,880	3.48%	68,787	3.13%
Taxable	4,439	2.62%	15,396	2.94%	7,296	3.40%	8,315	3.17%	35,446	3.05%
Sub-total	$7,216	2.90%	$31,626	2.99%	$42,709	3.03%	$39,062	3.40%	$120,613	3.13%
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities									58,875	2.41%
Residential collateralized mortgage obligations									115,025	1.84%
Commercial mortgage-backed securities									47,765	2.61%
Total									$342,278	2.50%

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

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Income section of Management’s Discussion and Analysis. Other significant balance sheet items, including securities, the allowance for loan losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding letters of credit at December 31, 2019, and management does not expect the amount of purchases of bank premises and equipment or the Covenant acquisition to have a material, detrimental effect on the Corporation’s financial condition in 2020.

Table VII shows the composition of the loan portfolio as of the end of the years 2015 through 2019. From December 31, 2015 through December 31, 2018, total loans outstanding increased $122.7 million (17.4%) and the overall mix by segment remained fairly constant, with residential mortgage loans of approximately 55% to 56% of the portfolio at each year-end, and commercial loans of 43% to 44% of the portfolio. At December 31, 2019, gross loans outstanding totaled $1,182,222,000, an increase of $354.7 million (42.9%) from December 31, 2018. As previously noted, a significant portion of the Corporation’s loan growth in 2019 is attributable to the Monument acquisition and to new loans originated in the southeastern and southcentral Pennsylvania markets. In comparing gross outstanding balances at December 31, 2019 and 2018, total commercial loans increased $225.3 million (63.7%) and total residential mortgage loans increased $129.8 million (28.4%). The overall mix of the loan portfolio at December 31, 2019 was slightly less than 50% residential mortgage and 49% commercial loans.

While the Corporation’s lending activities are primarily concentrated in its market areas, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial,” “Commercial loans secured by real estate”, “Political subdivisions” and “Other commercial” classes in the loan tables presented in this Form 10-K. Total participation loans outstanding amounted to $64,633,000 at December 31, 2019, down from $67,340,000 at December 31, 2018. At December 31, 2019, the balance of participation loans outstanding includes a total of $46,206,000 to businesses located outside of the Corporation’s market areas. Also, included within participation loans are “leveraged loans,” meaning loans to businesses with minimal tangible book equity and for which the extent of collateral available is limited, though typically at the time of origination the businesses have demonstrated strong cash flow performance in their recent histories. Leveraged participation loans totaled $9,947,000 at December 31, 2019 and $13,315,000 at December 31, 2018.

Table VIII presents loan maturity data as of December 31, 2019. The interest rate simulation model used to prepare Table VIII classifies certain loans under different categories from the categories that appear in Table VII. Fixed-rate loans are shown in Table VIII based on their contractually scheduled principal repayments, and variable-rate loans are shown based on the date of the next change in rate. Table VIII shows that fixed-rate loans are approximately 30% of the loan portfolio and approximately 48% of the portfolio are variable-rate loans that re-price after more than one year. Variable-rate loans re-pricing after more than one year include residential and commercial real estate secured loans. The Corporation’s substantial investment in long-term, fixed-rate loans and variable-rate loans with extended periods until re-pricing is one of the concerns management attempts to address through interest rate risk management practices.

Since 2009, the Corporation has originated and sold residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Xtra program consist primarily of conforming, prime loans sold to the Federal National Mortgage Association (Fannie Mae), a quasi-government entity. In 2014, the Corporation began to originate and sell residential mortgage loans to the secondary market through the MPF Original program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Original program consist primarily of conforming, prime loans sold to the Federal Home Loan Bank of Pittsburgh. In late 2019, the Corporation began to originate and sell larger-balance, nonconforming mortgages under the MPF Direct Program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The Corporation will not retain servicing rights for loans sold under the MPF Direct Program. In 2019, the Corporation’s activity under the MPF Direct Program was minimal.

For loan sales originated under the MPF programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases, or reimbursements generally result from an underwriting or documentation deficiency. At December 31, 2019, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,770,000, and the corresponding total outstanding balance of repurchased loans at December 31, 2018 was $2,146,000.

At December 31, 2019, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $178,446,000, including loans sold through the MPF Xtra program of $104,707,000 and loans sold through the Original program of $73,739,000. At December 31, 2018, outstanding balances of loans sold and serviced through the two programs totaled $171,742,000, including loans sold through the MPF Xtra program of $96,841,000 and loans sold through the Original Program of $74,901,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of December 31, 2019 and December 31, 2018.

For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. At December 31, 2019, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $4,618,000, and the Corporation has recorded a related allowance for credit losses in the amount of $333,000 which is included in Accrued interest and other liabilities in the accompanying consolidated balance sheets. At December 31, 2018, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $4,157,000, and the related allowance for credit losses was $328,000. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

TABLE VII - Five-year Summary of Loans by Type

(Dollars In Thousands)	2019	%	2018	%	2017	%	2016	%	2015	%
Residential mortgage:
Residential mortgage loans - first liens	$510,641	43.2	$372,339	45.0	$359,987	44.1	$334,102	44.4	$304,783	43.2
Residential mortgage loans - junior liens	27,503	2.3	25,450	3.1	25,325	3.1	23,706	3.2	21,146	3.0
Home equity lines of credit	33,638	2.8	34,319	4.1	35,758	4.4	38,057	5.1	39,040	5.5
1-4 Family residential construction	14,798	1.3	24,698	3.0	26,216	3.2	24,908	3.3	21,121	3.0
Total residential mortgage	586,580	49.6	456,806	55.2	447,286	54.8	420,773	56.0	386,090	54.8
Commercial:
Commercial loans secured by real estate	301,227	25.5	162,611	19.6	159,266	19.5	150,468	20.0	154,779	22.0
Commercial and industrial	126,374	10.7	91,856	11.1	88,276	10.8	83,854	11.2	75,196	10.7
Political subdivisions	53,570	4.5	53,263	6.4	59,287	7.3	38,068	5.1	40,007	5.7
Commercial construction and land	33,555	2.8	11,962	1.4	14,527	1.8	14,287	1.9	5,122	0.7
Loans secured by farmland	12,251	1.0	7,146	0.9	7,255	0.9	7,294	1.0	7,019	1.0
Multi-family (5 or more) residential	31,070	2.6	7,180	0.9	7,713	0.9	7,896	1.1	9,188	1.3
Agricultural loans	4,319	0.4	5,659	0.7	6,178	0.8	3,998	0.5	4,671	0.7
Other commercial loans	16,535	1.4	13,950	1.7	10,986	1.3	11,475	1.5	12,152	1.7
Total commercial	578,901	49.0	353,627	42.7	353,488	43.3	317,340	42.2	308,134	43.7
Consumer	16,741	1.4	17,130	2.1	14,939	1.8	13,722	1.8	10,656	1.5
Total	1,182,222	100.0	827,563	100.0	815,713	100.0	751,835	100.0	704,880	100.0
Less: allowance for loan losses	(9,836)		(9,309)		(8,856)		(8,473)		(7,889)
Loans, net	$1,172,386		$818,254		$806,857		$743,362		$696,991

TABLE VIII – LOAN MATURITY DISTRIBUTION

	As of December 31, 2019

	Fixed-Rate Loans				Variable- or Adjustable-Rate Loans
	1 Year	1-5	>5		1 Year	1-5	>5
(In Thousands)	or Less	Years	Years	Total	or Less	Years	Years	Total
Real Estate	$3,988	$67,529	$187,706	$259,223	$167,318	$320,011	$180,631	$667,959
Commercial	18,277	24,801	33,266	76,344	99,643	43,483	18,154	161,280
Consumer	3,768	9,833	3,786	17,387	29	0	0	29
Total	$26,033	$102,163	$224,758	$352,954	$266,990	$363,494	$198,785	$829,268

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

The allowance for loan losses was $9,836,000 at December 31, 2019, up from $9,309,000 at December 31, 2018. Table X shows that the collectively determined portion of the allowance increased $1,081,000 across all loan classes, including an increase in the collectively determined portion of the allowance related to commercial loans of $811,000. This increase was primarily due to loan growth in 2019.

Table X shows total specific allowances on impaired loans decreased $554,000 to $1,051,000 at December 31, 2019 from $1,605,000 at December 31, 2018. This net decrease included the impact of specific allowances totaling $1,365,000 at December 31, 2018 on two commercial loans being eliminated in the first quarter 2019. These two loans were no longer considered impaired at March 31, 2019, were returned to full accrual status in the first quarter 2019 and remained in full accrual status at December 31, 2019. Partially offsetting this reduction, in the third quarter 2019 the Corporation recorded a specific allowance of $678,000 on a commercial construction loan with an outstanding balance of $1,261,000 at December 31, 2019.

Loans acquired from Monument that were identified as having a deterioration in credit quality (purchased credit impaired, or PCI), were valued at $441,000 at April 1, 2019 and December 31, 2019. The remainder of the portfolio was deemed to be the performing component of the portfolio. The calculation of the fair value of performing loans at acquisition included a discount for credit losses of $1,914,000, reflecting an estimate of the present value of credit losses based on market expectations. In the last nine months of 2019, the Corporation recognized accretion of the discount of $698,000, with a remaining discount for credit losses of $1,216,000 at December 31, 2019. None of the performing loans purchased were found to be impaired at December 31, 2019, and the purchased performing loans were excluded from the loan pools for which the general component of the allowance for loan losses was calculated. Accordingly, there was no allowance for loan losses at December 31, 2019 on loans purchased from Monument, which was the main reason the allowance dropped to 0.83% of total outstanding loans at December 31, 2019 from 1.12% at December 31, 2018.

The provision for loan losses by segment for 2019 and 2018 is as follows:

(In Thousands)	2019	2018
Residential mortgage	$374	$173
Commercial	197	204
Consumer	192	207
Unallocated	86	0
Total	$849	$584

The provision for loan losses is further detailed as follows:

Residential mortgage segment
(In thousands)	2019	2018
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$238	$144

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	171	94
Changes in historical loss experience factors	47	(65)
Changes in qualitative factors	(82)	0
Total provision for loan losses -
Residential mortgage segment	$374	$173

Commercial segment
(In thousands)	2019	2018
(Decrease) increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$(614)	$180

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	1,025	45
Changes in historical loss experience factors	(371)	(21)
Changes in qualitative factors	157	0
Total provision for loan losses -
Commercial segment	$197	$204

Consumer segment
(In thousands)	2019	2018
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$144	$133

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan (reduction) growth	(3)	39
Changes in historical loss experience factors	31	34
Changes in qualitative factors	20	1
Total provision for loan losses -
Consumer segment	$192	$207

Total - All segments
(In thousands)	2019	2018
(Decrease) increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$(232)	$457

Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	1,193	178
Changes in historical loss experience factors	(293)	(52)
Changes in qualitative factors	95	1
Sub-total	763	584
Unallocated	86	0
Total provision for loan losses -
All segments	$849	$584

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

In 2019, net charge-offs were $322,000, including charge-offs of $379,000 and recoveries of $57,000. The Corporation’s overall net charge-off experience in 2019 was consistent with results over the past several years. Table XII shows the average rate of net charge-offs as a percentage of loans was 0.03% in 2019, with an annual average over the five-year period ended December 31, 2019 of 0.04%, and annual average rates ranging from a high of 0.09% in 2016 to a low of 0.02% in 2018.

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Total nonperforming loans as a percentage of outstanding loans was 0.88% at December 31, 2019, down from 1.94% at December 31, 2018, and nonperforming assets as a percentage of total assets was 0.80% at December 31, 2019, down from 1.37% at December 31, 2018. Table XI presents data at the end of each of the years ended December 31, 2015 through 2019. Table XI shows that total nonperforming loans as a percentage of loans of 0.88% at December 31, 2019 was lower than the corresponding year-end ratio from 2015 through 2018. Similarly, the December 31, 2019 ratio of total nonperforming assets as a percentage of assets of 0.80% was lower than the corresponding ratio from 2015 through 2018. These improved credit-related ratios reflect the impact of acquired loans from Monument and significant additional loan growth in 2019, with a minimal amount of loans purchased or originated in 2019 classified as nonperforming, as well as a reduction in total nonperforming assets.

Total impaired loans of $5,486,000 at December 31, 2019 are down $4,288,000 from the corresponding amount at December 31, 2018 of $9,774,000. In 2019, the two commercial loans referred to above for which specific allowances were eliminated were not considered to be impaired at December 31, 2019 but were considered impaired at December 31, 2018. Total outstanding balances of these loans were $3,781,000 at December 31, 2018. Table XI shows that the total balance of impaired loans at December 31, 2019 was lower than the year-end amounts over the period 2015-2018, which ranged from a low of $9,511,000 in 2017 to a high of $10,860,000 in 2016.

Total nonperforming assets of $13,311,000 at December 31, 2019 are $4,411,000 lower than the corresponding amount at December 31, 2018, summarized as follows:

·	Total nonaccrual loans at December 31, 2019 of $9,218,000 was $3,895,000 lower than the corresponding December 31, 2018 total of $13,113,000.

·	Total loans past due 90 days or more and still accruing interest amounted to $1,207,000 at December 31, 2019, a decrease of $1,699,000 from the total at December 31, 2018.

·	Foreclosed assets held for sale consisted of real estate, and totaled $2,886,000 at December 31, 2019, an increase of $1,173,000 from $1,703,000 at December 31, 2018. Of this increase, $871,000 related to a property acquired through the Monument acquisition. At December 31, 2019, the Corporation held ten such properties for sale, with total carrying values of $292,000 related to residential real estate, $70,000 of land and $2,524,000 related to commercial real estate. At December 31, 2018, the Corporation held six such properties for sale, with total carrying values of $64,000 related to residential real estate, $110,000 of land and $1,529,000 related to commercial real estate. The Corporation evaluates the carrying values of foreclosed assets each quarter based on the most recent market activity or appraisals for each property.

As reflected in Table XI, total loans past due 30-89 days and still accruing interest amounted to $8,889,000 at December 31, 2019, up from $7,142,000 at December 31, 2018 but lower than the amount at December 31, 2017 of $9,449,000. These variances include the effect of fluctuations in 30-89 day past due residential mortgage loans, which totaled $7,249,000 at December 31, 2019, up from $5,835,000 at December 31, 2018 but slightly lower than the amount at December 31, 2017 of $7,236,000. Management monitors the status of delinquent residential mortgage loans on an ongoing basis and has considered delinquency trends, which were generally favorable throughout most of 2019, in evaluating the allowance for loan losses at December 31, 2019.

Over the period 2015-2019, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of December 31, 2019. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to the allowance for loan losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
(Dollars In Thousands)	2019	2018	2017	2016	2015
Balance, beginning of year	$9,309	$8,856	$8,473	$7,889	$7,336
Charge-offs:
Residential mortgage	(190)	(158)	(197)	(73)	(217)
Commercial	(6)	(165)	(132)	(597)	(251)
Consumer	(183)	(174)	(150)	(87)	(94)
Total charge-offs	(379)	(497)	(479)	(757)	(562)
Recoveries:
Residential mortgage	12	8	19	3	1
Commercial	6	317	4	35	214
Consumer	39	41	38	82	55
Total recoveries	57	366	61	120	270
Net charge-offs	(322)	(131)	(418)	(637)	(292)
Provision for loan losses	849	584	801	1,221	845
Balance, end of period	$9,836	$9,309	$8,856	$8,473	$7,889
Net charge-offs as a % of average loans	0.03%	0.02%	0.05%	0.09%	0.04%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
(In Thousands)	2019	2018	2017	2016	2015
ASC 310 - Impaired loans	$1,051	$1,605	$1,279	$674	$820
ASC 450 - Collective segments:
Commercial	3,913	3,102	3,078	3,373	3,103
Residential mortgage	4,006	3,870	3,841	3,890	3,417
Consumer	281	233	159	138	122
Unallocated	585	499	499	398	427
Total Allowance	$9,836	$9,309	$8,856	$8,473	$7,889

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

	As of December 31,
(Dollars In Thousands)	2019	2018	2017	2016	2015
Impaired loans with a valuation allowance	$3,375	$4,851	$4,100	$3,372	$1,933
Impaired loans without a valuation allowance	2,111	4,923	5,411	7,488	8,041
Total impaired loans	$5,486	$9,774	$9,511	$10,860	$9,974

Total loans past due 30-89 days and still accruing	$8,889	$7,142	$9,449	$7,735	$7,057

Nonperforming assets:
Total nonaccrual loans	$9,218	$13,113	$13,404	$8,736	$11,517
Total loans past due 90 days or more and still accruing	1,207	2,906	3,724	6,838	3,229
Total nonperforming loans	10,425	16,019	17,128	15,574	14,746
Foreclosed assets held for sale (real estate)	2,886	1,703	1,598	2,180	1,260
Total nonperforming assets	$13,311	$17,722	$18,726	$17,754	$16,006

Loans subject to troubled debt restructurings (TDRs):
Performing	$889	$655	$636	$5,803	$1,186
Nonperforming	1,737	2,884	3,027	2,874	5,178
Total TDRs	$2,626	$3,539	$3,663	$8,677	$6,364

Total nonperforming loans as a % of loans	0.88%	1.94%	2.10%	2.07%	2.09%
Total nonperforming assets as a % of assets	0.80%	1.37%	1.47%	1.43%	1.31%
Allowance for loan losses as a % of total loans	0.83%	1.12%	1.09%	1.13%	1.12%
Allowance for loan losses as a % of nonperforming loans	94.35%	58.11%	51.70%	54.40%	53.50%

TABLE XII - FIVE-YEAR HISTORY OF LOAN LOSSES

(Dollars In Thousands)	2019		2018		2017		2016		2015		Average
Average gross loans	$1,057,559		$822,346		$780,640		$723,076		$657,727		$808,270
Year-end gross loans	1,182,222		827,563		815,713		751,835		704,880		$856,443
Year-end allowance for loan losses	9,836		9,309		8,856		8,473		7,889		$8,873
Year-end nonaccrual loans	9,218		13,113		13,404		8,736		11,517		$11,198
Year-end loans 90 days or more past due and still accruing	1,207		2,906		3,724		6,838		3,229		3,581
Net charge-offs	322		131		418		637		292		360
Provision for loan losses	849		584		801		1,221		845		860
Earnings coverage of charge-offs	76	x	210	x	56	x	37	x	85	x	93	x
Allowance coverage of charge-offs	31	x	71	x	21	x	13	x	27	x	33	x
Net charge-offs as a % of provision for loan losses	37.93%		22.43%		52.18%		52.17%		34.56%		41.86%
Net charge-offs as a % of average gross loans	0.03%		0.02%		0.05%		0.09%		0.04%		0.04%
Income before income taxes on a fully taxable equivalent basis	24,453		27,564		23,350		23,861		24,710		24,788

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Corporation’s significant fixed and determinable contractual obligations as of December 31, 2019 include repayment obligations related to time deposits and borrowed funds. Information related to maturities of time deposits is provided in Note 11 to the consolidated financial statements. Information related to maturities of borrowed funds is provided in Note 12 to the consolidated financial statements. The Corporation’s operating lease and other commitments at December 31, 2019 are immaterial. Information concerning operating lease commitments is provided in Note 17 to the consolidated financial statements. The Corporation’s significant off-balance sheet arrangements include commitments to extend credit and standby letters of credit. Off-balance sheet arrangements are described in Note 16 to the consolidated financial statements.

As described in more detail in the Financial Condition section of Management’s Discussion and Analysis, the Corporation sells residential mortgage loans for which the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. At December 31, 2019, outstanding balances of such loans sold totaled $178,446,000.

Also, for loans sold under the MPF Original program, the Corporation provides a credit enhancement. At December 31, 2019, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $4,618,000, and the Corporation has recorded a related allowance for credit losses in the amount of $333,000 which is included in “Accrued interest and other liabilities” in the accompanying consolidated balance sheets.

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At December 31, 2019, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $13,455,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $14,728,000 at December 31, 2019.

The Corporation’s outstanding, available, and total credit facilities at December 31, 2019 and 2018 are as follows:

	Outstanding		Available		Total Credit
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
(In Thousands)	2019	2018	2019	2018	2019	2018
Federal Home Loan Bank of Pittsburgh	$136,424	$42,915	$416,122	$318,699	$552,546	$361,614
Federal Reserve Bank Discount Window	0	0	14,244	15,262	14,244	15,262
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$136,424	$42,915	$475,366	$378,961	$611,790	$421,876

The significant increase in credit available from the Federal Home Loan Bank of Pittsburgh in 2019 resulted from an increase in the borrowing base created by the acquisition of real estate secured loans from Monument. At December 31, 2019, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $64,000,000, short-term borrowings of $20,297,000 and long-term borrowings with a total amount of $52,127,000. At December 31, 2018, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $7,000,000 and long-term borrowings with a total amount of $35,915,000. Additional information regarding borrowed funds is included in Note 12 to the consolidated financial statements.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale debt securities to meet its obligations. At December 31, 2019, the carrying value of available-for-sale debt securities in excess of amounts required to meet pledging or repurchase agreement obligations was $170,948,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

As required by the Economic Growth, Regulatory Relief, and Consumer Protection Act (discussed further in the Recent Legislative Developments section of Management’s Discussion and Analysis), in August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at December 31, 2019; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

Details concerning capital ratios at December 31, 2019 and December 31, 2018 are presented below and in Note 18 to the consolidated financial statements. Management believes, as of December 31, 2019, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, the Corporation’s and C&N Bank’s capital ratios at December 31, 2019 and December 31, 2018 exceed the Corporation’s Board policy threshold levels.

							Minimum To Be Well
			Minimum		Minimum To Maintain		Capitalized Under		Minimum To Meet
			Capital		Capital Conservation		Prompt Corrective		the Corporation's
	Actual		Requirement		Buffer at Reporting Date		Action Provisions		Policy Thresholds
(Dollars In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019:
Total capital to risk-weighted assets:
Consolidated	$228,057	20.70%	N/A	N/A	N/A	N/A	N/A	N/A	$115,689	³10.5%
C&N Bank	205,863	18.75%	87,817	³8%	115,260	³10.5%	109,771	³10%	115,260	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	211,388	19.19%	N/A	N/A	N/A	N/A	N/A	N/A	93,653	³8.5%
C&N Bank	195,694	17.83%	65,863	³6%	93,306	³8.5%	87,817	³8%	93,306	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	211,388	19.19%	N/A	N/A	N/A	N/A	N/A	N/A	77,126	³7%
C&N Bank	195,694	17.83%	49,397	³4.5%	76,840	³7.0%	71,351	³6.5%	76,840	³7%
Tier 1 capital to average assets:
Consolidated	211,388	13.10%	N/A	N/A	N/A	N/A	N/A	N/A	129,126	³8%
C&N Bank	195,694	12.24%	63,940	³4%	N/A	N/A	79,925	³5%	127,879	³8%

December 31, 2018:
Total capital to risk-weighted assets:
Consolidated	$199,226	24.42%	N/A	N/A	N/A	N/A	N/A	N/A	$85,653	³10.5%
C&N Bank	176,499	21.75%	64,916	³8%	80,130	³9.875%	81,145	³10%	85,202	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	189,589	23.24%	N/A	N/A	N/A	N/A	N/A	N/A	69,338	³8.5%
C&N Bank	166,862	20.56%	48,687	³6%	63,901	³7.875%	64,916	³8%	68,976	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	189,589	23.24%	N/A	N/A	N/A	N/A	N/A	N/A	57,102	³7%
C&N Bank	166,862	20.56%	36,515	³4.5%	51,730	³6.375%	52,744	³6.5%	56,801	³7%
Tier 1 capital to average assets:
Consolidated	189,589	14.78%	N/A	N/A	N/A	N/A	N/A	N/A	102,634	³8%
C&N Bank	166,862	13.16%	50,715	³4%	N/A	N/A	63,394	³5%	101,430	³8%

Capital ratios presented in the table above were slightly lower at December 31, 2019 as compared to December 31, 2018 but remain at levels well in excess of regulatory requirements. Management expects C&N Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions and the applicable capital conservation buffer, including the impact of the pending acquisition of Covenant, for the next 12 months and for the foreseeable future.

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

In July 2013, the federal regulatory authorities issued a new capital rule based, in part, on revisions developed by the Basel Committee on Banking Supervision to the Basel capital framework (Basel III). This capital rule provides that, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets and is added to the minimum required risk-based capital ratios (as defined) for common equity tier 1 capital, tier 1 capital and total capital. In 2019, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

Capital Conservation Buffer (as a % of risk-weighted assets)	Maximum Payout (as a % of eligible retained income)
Greater than 2.5%	No payout limitation applies
≤2.5% and >1.875%	60%
≤1.875% and >1.25%	40%
≤1.25% and >0.625%	20%
≤0.625%	0%

At December 31, 2019, C&N Bank’s Capital Conservation Buffer (also determined based on the minimum total capital ratio) was 10.75%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income (Loss) within stockholders’ equity. The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains (losses) on available-for-sale debt securities, net of deferred income tax, amounted to $3,511,000 at December 31, 2019 and ($4,307,000) at December 31, 2018. Changes in accumulated other comprehensive income (loss) are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale debt securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 7 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale debt securities for other-than-temporary impairment at December 31, 2019.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income (Loss) related to defined benefit plans, net of deferred income tax, was $180,000 at December 31, 2019 and $137,000 at December 31, 2018.

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

Comprehensive Income totaled $27,365,000 in 2019 as compared to $19,627,000 in 2018. In 2019, Comprehensive Income included: (1) Net Income of $19,504,000, which was $2,509,000 less than in 2018; (2) Other Comprehensive Income from unrealized gains on available-for-sale securities, net of deferred income tax, of $7,818,000 as compared to Other Comprehensive Loss of ($2,452,000) in 2018; and (3) Other Comprehensive Income from defined benefit plans of $43,000 in 2019 as compared to Other Comprehensive Income of $66,000 in 2018. Fluctuations in interest rates significantly affected fair values of available-for-sale securities in 2019 and 2018, and accordingly had an effect on Other Comprehensive Income (Loss) in each year.

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

As noted in the Stockholders’ Equity and Capital Adequacy section of Management’s Discussion and Analysis, as required by the Act, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement, raising the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company, subject to other conditions. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at December 31, 2019. Further, qualification as a small bank holding company allows the Corporation to file more abbreviated, and less frequent, consolidated and holding company reports with the Federal Reserve.

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

ITEM 8. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
(In Thousands, Except Share and Per Share Data)	2019	2018
ASSETS
Cash and due from banks:
Noninterest-bearing	$17,667	$20,970
Interest-bearing	17,535	16,517
Total cash and due from banks	35,202	37,487
Available-for-sale debt securities, at fair value	346,723	363,273
Marketable equity security	979	950
Loans held for sale	767	213

Loans receivable	1,182,222	827,563
Allowance for loan losses	(9,836)	(9,309)
Loans, net	1,172,386	818,254

Bank-owned life insurance	18,641	19,035
Accrued interest receivable	5,001	3,968
Bank premises and equipment, net	17,170	14,592
Foreclosed assets held for sale	2,886	1,703
Deferred tax asset, net	2,618	4,110
Goodwill	28,388	11,942
Core deposit intangibles	1,247	9
Other assets	22,137	15,357
TOTAL ASSETS	$1,654,145	$1,290,893

LIABILITIES
Deposits:
Noninterest-bearing	$285,904	$272,520
Interest-bearing	966,756	761,252
Total deposits	1,252,660	1,033,772
Short-term borrowings	86,220	12,853
Long-term borrowings	52,127	35,915
Subordinated debt	6,500	0
Accrued interest and other liabilities	12,186	10,985
TOTAL LIABILITIES	1,409,693	1,093,525

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares; issued 13,934,996 and outstanding 13,716,445 at December 31, 2019; issued 12,655,171 and outstanding 12,319,330 at December 31, 2018	13,935	12,655
Paid-in capital	104,519	72,602
Retained earnings	126,480	122,643
Treasury stock, at cost; 218,551 shares at December 31, 2019 and 335,841 shares at December 31, 2018	(4,173)	(6,362)
Accumulated other comprehensive income (loss)	3,691	(4,170)
TOTAL STOCKHOLDERS' EQUITY	244,452	197,368
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,654,145	$1,290,893

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income	Years Ended December 31,
(In Thousands Except Per Share Data)	2019	2018
INTEREST INCOME
Interest and fees on loans:
Taxable	$53,086	$38,667
Tax-exempt	2,104	2,242
Interest on loans held for sale	22	14
Interest on balances with depository institutions	514	415
Income from available-for-sale debt securities:
Taxable	7,008	6,189
Tax-exempt	2,014	2,779
Dividends on marketable equity security	23	22
Total interest and dividend income	64,771	50,328
INTEREST EXPENSE
Interest on deposits	8,190	3,702
Interest on short-term borrowings	733	366
Interest on long-term borrowings	1,013	557
Interest on subordinated debt	347	0
Total interest expense	10,283	4,625
Net interest income	54,488	45,703
Provision for loan losses	849	584
Net interest income after provision for loan losses	53,639	45,119
NONINTEREST INCOME
Trust and financial management revenue	6,106	5,838
Brokerage revenue	1,266	1,018
Insurance commissions, fees and premiums	167	105
Service charges on deposit accounts	5,358	5,171
Service charges and fees	332	343
Interchange revenue from debit card transactions	2,754	2,546
Net gains from sale of loans	924	682
Loan servicing fees, net	100	347
Increase in cash surrender value of bank-owned life insurance	402	394
Other noninterest income	1,875	2,153
Sub-total	19,284	18,597
Gain on restricted equity security	0	2,321
Realized gains (losses) on available-for-sale debt securities, net	23	(288)
Total noninterest income	19,307	20,630
NONINTEREST EXPENSE
Salaries and wages	20,644	17,191
Pensions and other employee benefits	5,837	5,259
Occupancy expense, net	2,629	2,497
Furniture and equipment expense	1,289	1,196
Data processing expenses	3,403	2,750
Automated teller machine and interchange expense	1,103	1,304
Pennsylvania shares tax	1,380	1,318
Professional fees	1,069	976
Telecommunications	744	748
Directors' fees	673	706
Merger-related expenses	4,099	328
Other noninterest expense	6,667	5,213
Total noninterest expense	49,537	39,486
Income before income tax provision	23,409	26,263
Income tax provision	3,905	4,250
NET INCOME	$19,504	$22,013
EARNINGS PER COMMON SHARE - BASIC	$1.46	$1.79
EARNINGS PER COMMON SHARE - DILUTED	$1.46	$1.79

The accompanying notes are an integral part of consolidated financial statements.

Consolidated Statements of Comprehensive Income	Years Ended December 31,
(In Thousands)	2019	2018
Net income	$19,504	$22,013

Unrealized gains (losses) on available-for-sale debt securities:
Unrealized holding gains (losses) on available-for-sale debt securities	9,920	(3,392)
Reclassification adjustment for (gains) losses realized in income	(23)	288
Other comprehensive gain (loss) on available-for-sale debt securities	9,897	(3,104)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	87	101
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(32)	(17)
Other comprehensive gain on unfunded retirement obligations	55	84

Other comprehensive income (loss) before income tax	9,952	(3,020)
Income tax related to other comprehensive (income) loss	(2,091)	634

Net other comprehensive income (loss)	7,861	(2,386)

Comprehensive income	$27,365	$19,627

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
(In Thousands Except Share and Per Share Data)
						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Balance, January 1, 2018	12,655,171	440,646	$12,655	$72,035	$113,608	$(1,507)	$(8,348)	$188,443
Impact of change in enacted income tax rate (a)					325	(325)		0
Impact of change in method of premium amortization of callable debt securities (b)					(26)	26		0
Impact of change in method of accounting for marketable equity security (c)					(22)	22		0
Net income					22,013			22,013
Other comprehensive loss, net						(2,386)		(2,386)
Cash dividends declared on common stock, $1.08 per share					(13,255)			(13,255)
Shares issued for dividend reinvestment plan		(59,330)		385			1,124	1,509
Shares issued from treasury and redeemed related to exercise of stock options		(18,862)		(166)			355	189
Restricted stock granted		(34,552)		(655)			655	0
Forfeiture of restricted stock		7,939		148			(148)	0
Stock-based compensation expense				855				855
Balance, December 31, 2018	12,655,171	335,841	12,655	72,602	122,643	(4,170)	(6,362)	197,368
Net income					19,504			19,504
Other comprehensive income, net						7,861		7,861
Cash dividends declared on common stock, $1.18 per share					(15,667)			(15,667)
Shares issued for dividend reinvestment plan		(62,232)		439			1,187	1,626
Shares issued from treasury and redeemed related to exercise of stock options		(18,071)		(146)			344	198
Restricted stock granted		(48,137)		(918)			918	0
Forfeiture of restricted stock		3,758		71			(71)	0
Stock-based compensation expense				798				798
Purchase of restricted stock for tax withholding		7,392					(189)	(189)
Shares issued for acquisition of Monument Bancorp, Inc., net of equity issuance costs	1,279,825		1,280	31,673				32,953
Balance, December 31, 2019	13,934,996	218,551	$13,935	$104,519	$126,480	$3,691	$(4,173)	$244,452

(a)	As described in more detail in the Recent Accounting Pronouncements - Adopted section of Note 2, this reclassification resulted from adoption of Accounting Standards Update (ASU) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, effective January 1, 2018.

(b)	As described in more detail in the Recent Accounting Pronouncements - Adopted section of Note 2, this reclassification resulted from adoption of ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), effective January 1, 2018.

(c)	As described in more detail in the Recent Accounting Pronouncements - Adopted section of Note 2, this reclassification resulted from adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, effective January 1, 2018.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(In Thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,504	$22,013
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	849	584
Realized (gains) losses on available-for-sale debt securities, net	(23)	288
Gain on restricted equity security	0	(2,321)
Accretion and amortization on securities, net	1,341	1,044
Increase in cash surrender value of bank-owned life insurance	(402)	(394)
Depreciation and amortization of bank premises and equipment	1,749	1,754
Other accretion and amortization, net	(375)	(6)
Stock-based compensation	798	855
Deferred income taxes	172	(187)
Decrease in fair value of servicing rights	331	83
Gains on sales of loans, net	(924)	(682)
Origination of loans held for sale	(29,978)	(21,014)
Proceeds from sales of loans held for sale	30,144	22,060
Decrease (increase) in accrued interest receivable and other assets	1,188	(413)
(Decrease) increase in accrued interest payable and other liabilities	(2,068)	1,957
Other	155	271
Net Cash Provided by Operating Activities	22,461	25,892
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents used in business combination	(1,778)	0
Proceeds from maturities of certificates of deposit	580	2,280
Purchase of certificates of deposit	0	(3,700)
Proceeds from sales of available-for-sale debt securities	96,148	25,860
Proceeds from calls and maturities of available-for-sale debt securities	81,204	52,383
Purchase of available-for-sale debt securities	(57,655)	(90,015)
Redemption of Federal Home Loan Bank of Pittsburgh stock	10,137	6,145
Purchase of Federal Home Loan Bank of Pittsburgh stock	(9,208)	(5,301)
Net increase in loans	(96,628)	(14,492)
Proceeds from sale of restricted equity security	0	2,321
Proceeds from bank owned life insurance	796	1,442
Purchase of premises and equipment	(2,870)	(1,167)
Proceeds from sale of foreclosed assets	1,768	2,418
Other	174	178
Net Cash Provided by (Used in) Investing Activities	22,668	(21,648)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(4,822)	25,323
Net decrease in short-term borrowings	(38,307)	(48,913)
Proceeds from long-term borrowings	48,500	33,000
Repayments of long-term borrowings and subordinated debt	(38,173)	(6,274)
Sale of treasury stock	198	189
Purchase of vested restricted stock	(189)	0
Common dividends paid	(14,041)	(11,746)
Net Cash Used in Financing Activities	(46,834)	(8,421)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,705)	(4,177)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	32,827	37,004
CASH AND CASH EQUIVALENTS, END OF YEAR	$31,122	$32,827
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Right-of-use assets recognized at adoption of ASU 2016-02	$1,132	$0
Leased assets obtained in exchange for new operating lease liabilities	$745	$0
Assets acquired through foreclosure of real estate loans	$2,053	$2,520
Interest paid	$9,601	$4,529
Income taxes paid	$3,234	$4,277

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of Citizens & Northern Corporation and its subsidiaries, Citizens & Northern Bank (“C&N Bank”), Bucktail Life Insurance Company and Citizens & Northern Investment Corporation (collectively, “Corporation”), as well as C&N Bank’s wholly-owned subsidiary, C&N Financial Services Corporation. In December 2018, C&N Bank established a new entity, Northern Tier Holding LLC, for the purpose of acquiring, holding and disposing of real property acquired by C&N Bank. C&N Bank is the sole member of Northern Tier Holding LLC. All material intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS - The Corporation provides banking and related services to individual and corporate customers. Lending products include commercial, mortgage and consumer loans, as well as specialized instruments such as commercial letters-of-credit. Deposit products include various types of checking accounts, passbook and statement savings, money market accounts, interest checking accounts, Individual Retirement Accounts and certificates of deposit. As discussed further in Note 3, in 2019 the Corporation expanded its primary market area from its historic concentration in northcentral Pennsylvania and southern New York State by acquiring Monument Bancorp, Inc. (“Monument”) with offices in Southeastern Pennsylvania. In 2019, the Corporation also expanded into south central Pennsylvania by opening a lending office in York.

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

Material estimates that are particularly susceptible to change include: (1) the allowance for loan losses, (2) fair values of debt securities based on estimates from independent valuation services or from brokers and (3) assessment of impaired securities to determine whether or not the securities are other-than-temporarily impaired.

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

LOANS RECEIVABLE - Loans originated by the Corporation which management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees. Interest income is accrued on the unpaid principal balance. Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method.

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans. The residential mortgage segment includes the following classes: first and junior lien residential mortgages, home equity lines of credit and residential construction loans. The most significant classes of commercial loans are commercial loans secured by real estate, non-real estate secured commercial and industrial loans, loans to political subdivisions, commercial construction, multi-family residential and loans secured by farmland.

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

PURCHASED LOANS – The Corporation purchased loans in connection with its acquisition of Monument, some of which had, at the acquisition date of April 1, 2019, shown evidence of credit deterioration since origination. The Corporation considers several factors as indicators that an acquired loan has evidence of deterioration in credit quality. These factors include loans 90 days or more past due, loans with an internal risk rating of substandard or below, loans classified as nonaccrual by the acquired institution and loans that have been previously modified in a troubled debt restructuring. The purchased loans that showed evidence of credit impairment were designated as the purchased credit impaired (“PCI”) loans and were recorded at fair value, with no carryover of the allowance for loan losses. The PCI loans acquired are secured by real estate and the fair value of each loan at the acquisition date was determined based on the estimated proceeds to be derived from selling the collateral, net of selling costs. The PCI loans were placed into nonaccrual status upon acquisition (and remained in nonaccrual status at December 31, 2019) as the Corporation cannot reasonably estimate cash flows expected to be collected in order to compute yield on the loans.

For purchased loans that did not show evidence of credit deterioration at the acquisition date, the difference between the fair value of the loan at the acquisition date and the loan’s contractual amount is being amortized as a yield adjustment over the estimated remaining life of the loan using the effective interest method.

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

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of December 31, 2019 and 2018, management determined that no allowance for credit losses related to unfunded loan commitments was required.

The allowance consists primarily of two major components – (1) a specific component based on a detailed assessment of certain larger loan relationships, mainly commercial purpose, determined on a loan-by-loan basis; and (2) a general component for the remainder of the portfolio, except for the performing loans purchased in 2019 from Monument, based on a collective evaluation of pools of loans with similar risk characteristics. The general component is assigned to each pool of loans based on both historical net charge-off experience, and an evaluation of certain qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the above methodologies for estimating specific and general losses in the portfolio.

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

The scope of loans reviewed individually each quarter to determine if they are impaired include all commercial loan relationships greater than $200,000 and any residential mortgage or consumer loans of $400,000 or more for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Loans that are individually reviewed, but which are determined to not be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. All loans classified as troubled debt restructurings and all commercial loan relationships less than $200,000 or other loan relationships less than $400,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.

Loans acquired from Monument that did not show evidence of credit deterioration at the acquisition date (April 1, 2019) were initially recorded at fair value, including a discount for credit losses reflecting an estimate of the present value of credit losses based on market expectations. None of the performing loans purchased were impaired at December 31, 2019, and these purchased performing loans were excluded from the loan pools for which the general component of the allowance for loan losses was calculated. A provision for loan losses on purchased performing loans would be recognized only when the required allowance for loan losses or charge-off would exceed any remaining purchase discount at the loan level.

The general component covers pools of loans by loan class including commercial loans not considered individually impaired, as well as smaller balance homogeneous classes of loans, such as residential real estate, home equity lines of credit and other consumer loans. Accordingly, the Corporation generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such a loan: (1) is subject to a restructuring agreement, (2) has an outstanding balance of $400,000 or more and a credit grade of Special Mention, Substandard or Doubtful, or (3) has an estimated loss of $100,000 or more. The pools of loans for each loan segment are evaluated for loss exposure based upon average historical net charge-off rates, adjusted for qualitative factors. The time period used in determining the average historical net charge-off rate for each loan class is based on management’s evaluation of an appropriate time period that captures an historical loss experience relevant to the current portfolio. Qualitative risk factors (described in the following paragraph) are evaluated for the impact on each of the three distinct segments (residential mortgage, commercial and consumer) within the loan portfolio. Each qualitative factor is assigned a value to reflect improving, stable or declining conditions based on management’s judgment using relevant information available at the time of the evaluation. Any adjustments to the factors are supported by a narrative documentation of changes in conditions accompanying the allowance for loan losses calculation.

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

GOODWILL - Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. Goodwill is tested at least annually at December 31 for impairment, or more often if events or circumstances indicate there may be impairment. The Corporation has the option of performing a qualitative assessment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually.

CORE DEPOSIT INTANGIBLES – Amortization of core deposit intangibles is calculated using an accelerated method. In determining amortization using the accelerated method for any given period, the amount of expected cash flows for that period that were used in determining the acquisition-date fair value is divided by the total amount of expected cash flows over the life of the asset. That percentage is multiplied by the initial carrying amount of the asset to arrive at amortization expense for that period. If the Corporation’s cash flow patterns differ significantly from the initial estimates, the amortization schedule would be adjusted prospectively.

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

REVENUE RECOGNITION - As of January 1, 2018, the Corporation adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), as well as subsequent ASUs that modified Topic 606. The Company elected to apply the ASU and all related ASUs using the modified retrospective implementation method. The implementation of the guidance had no material impact on the measurement or recognition of revenue of prior periods. The Corporation generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

Additional disclosures related to the Corporation’s largest sources of noninterest income within the consolidated statements of income that are subject to Topic 606 are as follows:

Trust and financial management revenue – C&N Bank’s trust division provides a wide range of financial services, including wealth management services for individuals, businesses and retirement funds, administration of 401(k) and other retirement plans, retirement planning, estate planning and estate settlement services. Trust clients are located primarily within the Corporation’s geographic markets. Assets held in a fiduciary capacity by C&N Bank are not the Corporation’s assets and are therefore not included in the consolidated balance sheets. The fair value of trust assets under management was approximately $1,007,113,000 at December 31, 2019 and $862,517,000 at December 31, 2018. Trust and financial management revenue is included within noninterest income in the consolidated statements of income.

Trust revenue is recorded on a cash basis, which is not materially different from the accrual basis. The majority (approximately 82%, based on annual 2019 results) of trust revenue is earned and collected monthly, with the amount determined based on a percentage of the fair value of the trust assets under management. Wealth management fees are contractually agreed with each customer, and fee levels vary based mainly on the size of assets under management. The services provided under such a contract represent a single performance obligation under the ASU because it embodies a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. None of the contracts with trust customers provide for incentive-based fees. In addition to wealth management fees, trust revenue includes fees for provision of services, including employee benefit plan administration, tax return preparation and estate planning and settlement. Fees for such services are billed based on contractual arrangements or established fee schedules and are typically billed upon completion of providing such services. The costs of acquiring trust customers are incremental and recognized within noninterest expense in the consolidated statements of income.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issues ASUs to the FASB Accounting Standards Codification (ASC). This section provides a summary description of recent ASUs that have significant implications (elected or required) within the consolidated financial statements, or that management expects may have a significant impact on financial statements issued in the foreseeable future.

Recent Accounting Pronouncements - Adopted

Effective December 31, 2019, the Corporation elected early adoption of ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplified accounting for goodwill impairment by removing step 2 of the goodwill impairment test thus eliminating the need to determine the fair value of individual assets and liabilities of the reporting unit. Upon adoption of this ASU, goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Adoption of this ASU did not have a material impact on the Corporation’s consolidated financial statements.

Effective January 1, 2019, the Corporation adopted ASU 2016-02, Leases (Topic 842), as modified by subsequent ASUs, which changed U.S. GAAP by requiring that lease assets and liabilities arising from operating leases be recognized on the balance sheet. Topic 842, as modified, does not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee from prior U.S. GAAP. For leases with a term of 12 months or less, the Corporation made an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. The Corporation elected to adopt this pronouncement using an optional transition method resulting in recognition of right-of-use assets and lease liabilities for operating leases of $1,132,000 on its consolidated balance sheets at January 1, 2019, with no adjustment to stockholders’ equity and no material impact to its consolidated statements of income. At December 31, 2019, right-of-use assets of $1,637,000 were included in other assets, and the related liabilities totaling the same amount were included in accrued interest and other liabilities, in the consolidated balance sheets.

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

Effective January 1, 2018, the Corporation adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 was effective for the Corporation on January 1, 2018 and resulted in the following changes:

·	A marketable equity security previously included in available-for-sale securities on the consolidated balance sheets is presented as a separate asset.

·	Changes in the fair value of the marketable equity security are captured in the consolidated statements of income.

·	Retained earnings was reduced and a corresponding increase in accumulated other comprehensive loss was recognized (no net change in stockholders’ equity) of $22,000 at January 1, 2018 for the after-tax impact of the change in accounting for the unrealized loss on the marketable equity security.

·	Adoption of ASU 2016-01 also resulted in the use of an exit price to determine the fair value of financial instruments not measured at fair value in the consolidated balance sheets. Further information regarding valuation of financial instruments is provided in Note 21.

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

In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The effect of implementing this ASU is recorded through a cumulative-effect adjustment to retained earnings. The Corporation has formed a cross functional management team and is working with an outside vendor assessing alternative loss estimation methodologies and the Corporation’s data and system needs to evaluate the impact that adoption of this standard will have on the Corporation’s financial condition and results of operations. In November 2019, the FASB approved a delay of the required implementation date of ASU 2016-13 for smaller reporting companies, including the Corporation, resulting in a required implementation date for the Corporation of January 1, 2023.

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

3. BUSINESS COMBINATION AND PENDING ACQUISITION

Business Combination – Acquisition of Monument Bancorp, Inc.

On April 1, 2019, the Corporation completed its acquisition of 100% of the common stock of Monument. Monument was the parent company of Monument Bank, a commercial bank which operated two community bank offices and one lending office in Bucks County, Pennsylvania. Pursuant to the merger, Monument was merged into Citizens & Northern Corporation and Monument Bank was merged into C&N Bank. Management believes the acquisition provides an opportunity to leverage the Corporation’s capital and deposits in a higher growth market and aligns with the Corporation’s focus to proactively deploy capital to enhance long-term shareholder value.

The consolidated financial statements include the formerly separate Monument operations from April 1, 2019 through December 31, 2019. Since the activities of the former Monument operations have been combined with those of the Corporation, separate disclosure of Monument-related financial information included in the consolidated financial statements is not practicable.

Total purchase consideration was $42,651,000, including cash paid to former Monument shareholders totaling $9,517,000 and 1,279,825 shares of Corporation common stock issued with a value of $32,953,000, (net of costs directly related to stock issuance of $181,000 included in the cash portion of merger consideration transferred in the table below).

The merger was accounted for using the acquisition method of accounting and, accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available. In the fourth quarter 2019, the Corporation recorded an adjustment to the initial fair value measurements of miscellaneous receivables and accrued liabilities made as of April 1, 2019. The adjustment resulted in an increase in other assets of $216,000 and a decrease in other liabilities of $14,000, with a corresponding reduction in goodwill of $230,000.

The fair value of assets acquired (as adjusted in the fourth quarter 2019), excluding goodwill, totaled $375,138,000, while the fair value of liabilities assumed totaled $348,933,000. Goodwill represents consideration transferred in excess of the fair value of the net assets acquired. At December 31, 2019, goodwill associated with the acquisition was $16,446,000. The goodwill resulting from the acquisition represents the value expected from the expansion of the Corporation’s market into Southeastern Pennsylvania. Goodwill acquired in the Monument merger is not deductible for tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes.

The following table summarizes the consideration paid for Monument and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(In Thousands)
Fair value of consideration transferred:
Cash	$9,698
Common stock issued	32,953
Total consideration transferred	$42,651

Estimated fair values of assets acquired and (liabilities) assumed: (In Thousands)
Cash and cash equivalents	$7,920
Available-for-sale debt securities	94,568
Loans receivable	259,295
Accrued interest receivable	1,593
Bank premises and equipment	1,465
Foreclosed assets held for sale	1,064
Deferred tax asset, net	771
Core deposit intangible	1,461
Goodwill	16,446
Other assets	7,001
Deposits	(223,303)
Short-term borrowings	(111,568)
Subordinated debt	(12,375)
Accrued interest and other liabilities	(1,687)
Estimated excess fair value of assets acquired over liabilities assumed	$42,651

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

Acquisition date fair values for available-for-sale securities were determined using Level 1 inputs consistent with the methods discussed further in Note 21. The Corporation sold the acquired securities in April 2019 for approximately no realized gain or loss.

The determination of estimated fair values of the acquired loans required the Corporation to make certain estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. Based on such factors as past due status, nonaccrual status, bankruptcy status, and credit risk ratings, the acquired loans were evaluated, and four loans (from three relationships) displayed evidence of credit quality deterioration. These loans are accounted for under ASC 310-30 (purchased credit impaired, or “PCI”). The majority of the purchased loans did not display evidence of impairment, and thus are accounted for under ASC 310-20. Expected cash flows, both principal and interest, were estimated based on key assumptions covering such factors as prepayments, default rates and severity of loss given default. These assumptions were developed based on the portfolio characteristics as of the acquisition date as well as available market research. The fair value estimates for acquired loans were based on the amount and timing of expected principal, interest and other cash flows, including expected prepayments, discounted at prevailing market interest rates applicable to the types of acquired loans, which the Corporation considers Level 3 fair value measurements.

Loans acquired from Monument were measured at fair value at the acquisition date with no carryover of an allowance for loan losses. The following table presents performing and PCI loans acquired, by loan segment and class, at April 1, 2019:

(In Thousands)	Performing	PCI	Total
Residential mortgage:
Residential mortgage loans - first liens	$107,645	$77	$107,722
Residential mortgage loans - junior liens	2,433	0	2,433
Home equity lines of credit	2,674	0	2,674
1-4 Family residential construction	510	0	510
Total residential mortgage	113,262	77	113,339
Commercial:
Commercial loans secured by real estate	113,821	364	114,185
Commercial and industrial	7,571	0	7,571
Commercial construction and land	4,617	0	4,617
Loans secured by farmland	267	0	267
Multi-family (5 or more) residential	17,493	0	17,493
Other commercial loans	835	0	835
Total commercial	144,604	364	144,968
Consumer	988	0	988
Total	$258,854	$441	$259,295

The following table presents the preliminary fair value adjustments made to the amortized cost basis of loans acquired at April 1, 2019:

(In Thousands)
Gross amortized cost at acquisition	$263,334
Market rate adjustment	(1,807)
Credit fair value adjustment on non-credit impaired loans (accretable)	(1,914)
Credit fair value adjustment on impaired loans (non-accretable)	(318)
Estimated fair value of acquired loans	$259,295

The market rate adjustment represents the movement in interest rates, irrespective of credit adjustments, compared to the contractual rates of the acquired loans. The credit adjustment made on non-PCI loans represents changes in credit quality of the underlying borrowers from loan inception to the acquisition date.

The credit adjustment on PCI loans is derived in accordance with ASC 310-30 and represents the portion of the loan balances that have been deemed uncollectible for each loan. The PCI loans are secured by real estate and the fair value of each loan was determined based on the estimated proceeds to be derived from selling the collateral, net of selling costs. The PCI loans were placed into nonaccrual status upon acquisition (and remained in nonaccrual status at December 31, 2019) as the Corporation cannot reasonably estimate cash flows expected to be collected in order to compute yield on the loans.

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

Subordinated debt assumed included two issues: (1) agreements with par values totaling $5,375,000 which were redeemed on April 1, 2019; and (2) agreements with par values totaling $7,000,000, maturing April 1, 2027 and which may be redeemed at par beginning April 1, 2022. The fair value of subordinated debt was determined using Level 2 measurements by comparing the interest rates on the debt to the rates on similar recent issues of comparable size by other similar-sized banking companies. In the fourth quarter 2019, the Corporation redeemed subordinated debt with a par value of $500,000, resulting in a loss of $10,000 (included in other noninterest expense in the consolidated statements of income).

Merger-related expenses associated with the Monument transaction totaled of $3,812,000 in 2019 and $328,000 in 2018. Merger-related expenses include costs associated with termination of data processing contracts, conversion of Monument’s customer accounting data into the Corporation’s core system, severance and similar expenses, legal and other professional fees and various other costs.

The following table presents pro forma information as if the merger between the Corporation and Monument had been completed on January 1, 2018. The pro forma information does not necessarily reflect the results of operations that would have occurred had the merger taken place at the beginning of 2018. The supplemental pro forma information excludes the after-tax cost of merger-related expenses totaling $3,270,000 in 2019 and $305,000 in 2018. The pro forma information does not include the impact of possible business model changes nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies or other factors.

	Year Ended
	Dec. 31,	Dec. 31,
(In Thousands Except Per Share Data)	2019	2018
Interest income	$68,817	$66,528
Interest expense	11,517	10,516
Net interest income	57,300	56,012
Provision for loan losses	894	1,059
Net interest income after provision for loan losses	56,406	54,953
Noninterest income	19,300	18,712
Net gains on securities	23	2,763
Other noninterest expenses	47,178	46,586
Income before income tax provision	28,551	29,842
Income tax provision	4,954	4,812
Net income	$23,597	$25,030

Earnings per common share - basic	$1.65	$1.84
Earnings per common share - diluted	$1.64	$1.84

Pending Acquisition of Covenant Financial, Inc.

In December 2019, the Corporation announced a plan of merger to acquire Covenant Financial, Inc. (“Covenant”) in a transaction valued on December 18, 2019 at approximately $77 million. Under the terms of the definitive agreement, the Corporation will pay cash for 25% of the Covenant shares and will convert 75% of Covenant shares to the Corporation’s common stock. Covenant is the holding company for Covenant Bank, which operates banking offices in Bucks and Chester Counties of PA. Covenant had total assets of $516 million, liabilities of $474 million and stockholders’ equity of $42 million at December 31, 2019. The merger is subject to satisfaction of customary closing conditions, including receipt of regulatory approvals and approval of Covenant’s shareholders. The merger is expected to close in the third quarter 2020. In 2019, the Corporation incurred merger-related expenses totaling $287,000 related to the planned acquisition of Covenant. Management estimates pre-tax merger-related expenses associated with the Covenant acquisition will total approximately $8 million ($6.6 million, net of tax), with most of the expenses expected to be incurred in the third quarter 2020.

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

	Years Ended
	Dec. 31,	Dec. 31,
	2019	2018
Basic
Net income	$19,504,000	$22,013,000
Less: Dividends and undistributed earnings allocated to participating securities	(100,000)	(110,000)
Net income attributable to common shares	$19,404,000	$21,903,000
Basic weighted-average common shares outstanding	13,298,736	12,219,209
Basic earnings per common share (a)	$1.46	$1.79

Diluted
Net income attributable to common shares	$19,404,000	$21,903,000
Basic weighted-average common shares outstanding	13,298,736	12,219,209
Dilutive effect of potential common stock arising from stock options	22,823	38,159
Diluted weighted-average common shares outstanding	13,321,559	12,257,368
Diluted earnings per common share (a)	$1.46	$1.79

(a) Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares with nonforfeitable dividends (participating securities).

The weighted-average number of nonvested restricted shares outstanding was 68,358 shares in 2019 and 61,778 shares in 2018.

Stock options that are anti-dilutive are excluded from net income per share calculations. There were no anti-dilutive instruments in 2019 or 2018.

5. COMPREHENSIVE INCOME

Comprehensive income (loss) is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

	Before-Tax	Income Tax	Net-of-Tax
(In Thousands)	Amount	Effect	Amount
2019
Unrealized gains on available-for-sale debt securities:
Unrealized holding gains on available-for-sale securities	$9,920	($2,084)	$7,836
Reclassification adjustment for gains realized in income	(23)	5	(18)
Other comprehensive income on available-for-sale debt securities	9,897	(2,079)	7,818

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	87	(19)	68
Amortization of prior service cost and net actuarial loss
included in net periodic benefit cost	(32)	7	(25)
Other comprehensive income on unfunded retirement obligations	55	(12)	43

Total other comprehensive income	$9,952	($2,091)	$7,861

	Before-Tax	Income Tax	Net-of-Tax
(In Thousands)	Amount	Effect	Amount
2018
Unrealized losses on available-for-sale debt securities:
Unrealized holding losses on available-for-sale securities	($3,392)	$712	($2,680)
Reclassification adjustment for losses realized in income	288	(60)	228
Other comprehensive loss on available-for-sale debt securities	(3,104)	652	(2,452)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	101	(21)	80
Amortization of prior service cost and net actuarial loss
included in net periodic benefit cost	(17)	3	(14)
Other comprehensive income on unfunded retirement obligations	84	(18)	66

Total other comprehensive loss	($3,020)	$634	($2,386)

Changes in the components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	Unrealized		Accumulated
	Gains	Unfunded	Other
	(Losses)	Retirement	Comprehensive
(In Thousands)	on Securities	Obligations	Income (Loss)
2019
Balance, beginning of period	$(4,307)	$137	$(4,170)
Other comprehensive income during year ended December 31, 2019	7,818	43	7,861
Balance, end of period	$3,511	$180	$3,691

2018
Balance, beginning of period	$(1,566)	$59	$(1,507)
Impact of change in enacted income tax rate	(337)	12	(325)
Impact of change in the method of premium amortization of callable debt securities	26	0	26
Impact of change in the method of accounting for marketable equity security	22	0	22
Other comprehensive (loss) income during year ended December 31, 2018	(2,452)	66	(2,386)
Balance, end of period	$(4,307)	$137	$(4,170)

Items reclassified out of each component of accumulated other comprehensive income (loss) are as follows:

For the Year Ended December 31, 2019
(In Thousands)
	Reclassified from
	Accumulated Other
Details about Accumulated Other	Comprehensive	Affected Line Item in the Consolidated
Comprehensive Income (Loss) Components	Income (Loss)	Statements of Income
Unrealized gains and losses on available-for-sale debt securities	$(23)	Realized gains on available-for-sale debt securities, net
	5	Income tax provision
	(18)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(31)	Other noninterest expense
Actuarial gain	(1)	Other noninterest expense
	(32)	Total before tax
	7	Income tax provision
	(25)	Net of tax
Total reclassifications for the period	$(43)

For the Year Ended December 31, 2018
(In Thousands)
	Reclassified from
	Accumulated Other
Details about Accumulated Other	Comprehensive	Affected Line Item in the Consolidated
Comprehensive Income (Loss) Components	Income (Loss)	Statements of Income
Unrealized gains and losses on available-for-sale debt securities	$288	Realized losses on available-for-sale debt securities, net
	(60)	Income tax provision
	228	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(30)	Other noninterest expense
Actuarial loss	13	Other noninterest expense
	(17)	Total before tax
	3	Income tax provision
	(14)	Net of tax
Total reclassifications for the period	$214

6. CASH AND DUE FROM BANKS

Cash and due from banks at December 31, 2019 and 2018 include the following:

	Dec. 31,	Dec. 31,
(In thousands)	2019	2018
Cash and cash equivalents	$31,122	$32,827
Certificates of deposit	4,080	4,660
Total cash and due from banks	$35,202	$37,487

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $20,148,000 at December 31, 2019 and $18,141,000 at December 31, 2018.

7. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at December 31, 2019 and 2018 are summarized as follows:

		December 31, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies	$16,380	$620	$0	$17,000
Obligations of states and political subdivisions:
Tax-exempt	68,787	2,011	(38)	70,760
Taxable	35,446	927	(70)	36,303
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	58,875	472	(137)	59,210
Residential collateralized mortgage obligations	115,025	308	(610)	114,723
Commercial mortgage-backed securities	47,765	1,069	(107)	48,727
Total	$342,278	$5,407	($962)	$346,723

		December 31, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies	$12,331	$169	$0	$12,500
Obligations of states and political subdivisions:
Tax-exempt	84,204	949	(1,201)	83,952
Taxable	27,618	208	(127)	27,699
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	54,827	48	(1,430)	53,445
Residential collateralized mortgage obligations	148,964	238	(3,290)	145,912
Commercial mortgage-backed securities	40,781	166	(1,182)	39,765
Total	$368,725	$1,778	($7,230)	$363,273

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018:

	Less Than 12 Months		12 Months or More		Total
December 31, 2019	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions:
Tax-exempt	$6,429	($38)	$0	$0	$6,429	($38)
Taxable	5,624	(68)	161	(2)	5,785	(70)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	9,771	(35)	14,787	(102)	24,558	(137)
Residential collateralized mortgage obligations	31,409	(195)	30,535	(415)	61,944	(610)
Commercial mortgage-backed securities	0	0	8,507	(107)	8,507	(107)
Total	$53,233	($336)	$53,990	($626)	$107,223	($962)

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions:
Tax-exempt	$5,084	($11)	$32,684	($1,190)	$37,768	($1,201)
Taxable	980	(2)	11,418	(125)	12,398	(127)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	5,592	(4)	42,309	(1,426)	47,901	(1,430)
Residential collateralized mortgage obligations	1,892	(8)	101,662	(3,282)	103,554	(3,290)
Commercial mortgage-backed securities	0	0	32,552	(1,182)	32,552	(1,182)
Total	$13,548	($25)	$220,625	($7,205)	$234,173	($7,230)

Gross realized gains and losses from available-for-sale securities and the related income tax provision were as follows:

(In Thousands)	2019	2018
Gross realized gains from sales	$24	$259
Gross realized losses from sales	(1)	(547)
Net realized gains (losses)	$23	($288)
Income tax (credit) provision related to net realized gains (losses)	$5	($60)

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of December 31, 2019. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019
	Amortized	Fair
(In Thousands)	Cost	Value
Due in one year or less	$7,216	$7,247
Due from one year through five years	31,627	32,408
Due from five years through ten years	42,709	43,845
Due after ten years	39,061	40,563
Sub-total	120,613	124,063
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	58,875	59,210
Residential collateralized mortgage obligations	115,025	114,723
Commercial mortgage-backed securities	47,765	48,727
Total	$342,278	$346,723

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

Investment securities carried at $215,270,000 at December 31, 2019 and $229,418,000 at December 31, 2018 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 12 for information concerning securities pledged to secure borrowing arrangements.

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

A summary of information management considered in evaluating debt and equity securities for OTTI at December 31, 2019 and 2018 is provided below.

Debt Securities

At December 31, 2019 and 2018, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these debt securities at December 31, 2019 and 2018 to be temporary.

Equity Securities

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheets, was $10,131,000 at December 31, 2019 and $5,582,000 at December 31, 2018. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at December 31, 2019 and December 31, 2018. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

The Corporation’s marketable equity security, with carrying values of $979,000 at December 31, 2019 and $950,000 at December 31, 2018, consisted exclusively of one mutual fund. There was an unrealized loss on the mutual fund of $21,000 at December 31, 2019 and $50,000 at December 31, 2018. The decrease in the unrealized loss of $29,000 in 2019 and the increase in the unrealized loss of $21,000 in 2018 are included in other noninterest income in the consolidated statements of income.

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

A summary of realized and unrealized gains and losses recognized on equity securities is as follows:

(In Thousands)	2019	2018
Net gains recognized during the period on equity securities	$29	$2,300
Less: net gains recognized during the period on equity securities sold during the period	0	(2,321)

Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$29	$(21)

8. LOANS

Loans outstanding at December 31, 2019 and 2018 are summarized as follows:

Summary of Loans by Type	Dec. 31,	Dec. 31,
(In Thousands)	2019	2018
Residential mortgage:
Residential mortgage loans - first liens	$510,641	$372,339
Residential mortgage loans - junior liens	27,503	25,450
Home equity lines of credit	33,638	34,319
1-4 Family residential construction	14,798	24,698
Total residential mortgage	586,580	456,806
Commercial:
Commercial loans secured by real estate	301,227	162,611
Commercial and industrial	126,374	91,856
Political subdivisions	53,570	53,263
Commercial construction and land	33,555	11,962
Loans secured by farmland	12,251	7,146
Multi-family (5 or more) residential	31,070	7,180
Agricultural loans	4,319	5,659
Other commercial loans	16,535	13,950
Total commercial	578,901	353,627
Consumer	16,741	17,130
Total	1,182,222	827,563
Less: allowance for loan losses	(9,836)	(9,309)
Loans, net	$1,172,386	$818,254

In the table above, outstanding loan balances are presented net of deferred loan origination fees, net, of $2,482,000 at December 31, 2019 and $1,999,000 at December 31, 2018.

As described in Note 3, effective April 1, 2019, the Corporation acquired loans pursuant to the acquisition of Monument. The loans acquired from Monument were recorded at an initial fair value of $259,295,000. The gross amortized cost of loans acquired from Monument on April 1, 2019 was reduced $1,807,000 based on movements in interest rates (market rate adjustment) and was also reduced $1,914,000 based on a credit fair value adjustment on non-impaired loans and by $318,000 based on a credit fair value adjustment on impaired loans. In 2019, adjustments to these initial discounts to the carrying amounts of loans were recognized as follows:

		Credit
	Market	Adjustment on	Credit
	Rate	Non-impaired	Adjustment on
(In Thousands)	Adjustment	Loans	PCI Loans
Adjustments to gross amortized cost of loans at acquisition	$(1,807)	$(1,914)	$(318)
Accretion recognized in interest income	392	698
Recovery from PCI loan pay-off			10
Adjustments to gross amortized cost of loans at December 31, 2019	$(1,415)	$(1,216)	$(308)

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in northcentral Pennsylvania, the southern tier of New York State, southeastern Pennsylvania and southcentral Pennsylvania. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at December 31, 2019.

Transactions within the allowance for loan losses, summarized by segment and class, were as follows:

Year Ended December 31, 2019	Dec. 31,				Dec. 31,
(In Thousands)	2018 Balance	Charge-offs	Recoveries	Provision (Credit)	2019 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,156	$(166)	$4	$411	$3,405
Residential mortgage loans - junior liens	325	(24)	2	81	384
Home equity lines of credit	302	0	5	(31)	276
1-4 Family residential construction	203	0	1	(87)	117
Total residential mortgage	3,986	(190)	12	374	4,182
Commercial:
Commercial loans secured by real estate	2,538	0	0	(617)	1,921
Commercial and industrial	1,553	(6)	6	(162)	1,391
Commercial construction and land	110	0	0	856	966
Loans secured by farmland	102	0	0	56	158
Multi-family (5 or more) residential	114	0	0	42	156
Agricultural loans	46	0	0	(5)	41
Other commercial loans	128	0	0	27	155
Total commercial	4,591	(6)	6	197	4,788
Consumer	233	(183)	39	192	281
Unallocated	499	0	0	86	585
Total Allowance for Loan Losses	$9,309	$(379)	$57	$849	$9,836

Year Ended December 31, 2018	Dec. 31,				Dec. 31,
(In Thousands)	2017 Balance	Charge-offs	Recoveries	Provision (Credit)	2018 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,200	$(108)	$4	$60	$3,156
Residential mortgage loans - junior liens	224	0	4	97	325
Home equity lines of credit	296	(50)	0	56	302
1-4 Family residential construction	243	0	0	(40)	203
Total residential mortgage	3,963	(158)	8	173	3,986
Commercial:
Commercial loans secured by real estate	2,584	(21)	0	(25)	2,538
Commercial and industrial	1,065	(144)	6	626	1,553
Commercial construction and land	150	0	0	(40)	110
Loans secured by farmland	105	0	0	(3)	102
Multi-family (5 or more) residential	172	0	311	(369)	114
Agricultural loans	57	0	0	(11)	46
Other commercial loans	102	0	0	26	128
Total commercial	4,235	(165)	317	204	4,591
Consumer	159	(174)	41	207	233
Unallocated	499	0	0	0	499
Total Allowance for Loan Losses	$8,856	$(497)	$366	$584	$9,309

In the evaluation of the loan portfolio, management determines two major components for the allowance for loan losses – (1) a specific component based on an assessment of certain larger relationships, mainly commercial purpose loans, on a loan-by-loan basis; and (2) a general component for the remainder of the portfolio, except for performing loans purchased in 2019 from Monument, based on a collective evaluation of pools of loans with similar risk characteristics. The general component is assigned to each pool of loans based on both historical net charge-off experience, and an evaluation of certain qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the above methodologies for estimating specific and general losses in the portfolio.

Loans acquired from Monument that were identified as having a deterioration in credit quality (purchased credit impaired, or PCI) were valued at $441,000 at April 1, 2019 and December 31, 2019. The remainder of the portfolio was deemed to be the performing component of the portfolio. None of the performing loans purchased were found to be impaired at December 31, 2019, and the performing loans purchased in 2019 were excluded from the loan pools for which the general component of the allowance for loan losses was calculated.

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of December 31, 2019 and 2018:

					Purchased
December 31, 2019		Special			Credit
(In Thousands)	Pass	Mention	Substandard	Doubtful	Impaired	Total
Residential Mortgage:
Residential Mortgage loans - first liens	$500,963	$193	$9,324	$84	$77	$510,641
Residential Mortgage loans - junior liens	26,953	79	471	0	0	27,503
Home Equity lines of credit	33,170	59	409	0	0	33,638
1-4 Family residential construction	14,798	0	0	0	0	14,798
Total residential mortgage	575,884	331	10,204	84	77	586,580
Commercial:
Commercial loans secured by real estate	294,397	4,773	1,693	0	364	301,227
Commercial and Industrial	114,293	9,538	2,543	0	0	126,374
Political subdivisions	53,570	0	0	0	0	53,570
Commercial construction and land	32,224	0	1,331	0	0	33,555
Loans secured by farmland	6,528	4,681	1,042	0	0	12,251
Multi-family (5 or more) residential	30,160	0	910	0	0	31,070
Agricultural loans	3,343	335	641	0	0	4,319
Other commercial loans	16,416	0	119	0	0	16,535
Total commercial	550,931	19,327	8,279	0	364	578,901
Consumer	16,720	0	21	0	0	16,741
Totals	$1,143,535	$19,658	$18,504	$84	$441	$1,182,222

December 31, 2018		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$363,407	$937	$7,944	$51	$372,339
Residential mortgage loans - junior liens	24,841	176	433	0	25,450
Home equity lines of credit	33,659	59	601	0	34,319
1-4 Family residential construction	24,698	0	0	0	24,698
Total residential mortgage	446,605	1,172	8,978	51	456,806
Commercial:
Commercial loans secured by real estate	156,308	740	5,563	0	162,611
Commercial and Industrial	84,232	5,230	2,394	0	91,856
Political subdivisions	53,263	0	0	0	53,263
Commercial construction and land	11,887	0	75	0	11,962
Loans secured by farmland	5,171	168	1,796	11	7,146
Multi-family (5 or more) residential	7,180	0	0	0	7,180
Agricultural loans	4,910	84	665	0	5,659
Other commercial loans	13,879	0	71	0	13,950
Total commercial	336,830	6,222	10,564	11	353,627
Consumer	17,116	0	14	0	17,130
Totals	$800,551	$7,394	$19,556	$62	$827,563

As shown in the tables immediately above, total loans classified as special mention increased to $19,658,000 at December 31, 2019 from $7,394,000 at December 31, 2018. At December 31, 2019, there were 60 loans classified as special mention, with an average balance of $328,000. In comparison, at December 31, 2018, there were 53 loans classified as special mention, with an average balance of $140,000. Of the total balance of special mention loans at December 31, 2019, loans of $500,000 or more totaled $15,357,000, or 78% of the total. Special mention loans with balances of $500,000 or more at December 31, 2019 included 9 commercial loans to 7 different borrowers, summarized with comparative December 31, 2018 (if applicable) as follows:

			Risk
	Balance,	Balance,	Rating
	December 31,	December 31,	December 31,
(In Thousands)	2019	2018	2018
4 loans downgraded in 2019	$6,668	$7,043	Pass
1 loan with no change in rating in 2019	984	1,098	Special Mention
2 loans upgraded in 2019	3,570	3,781	Substandard
2 loans originated in 2019	4,135	0	N/A
Total Special Mention Loans of $500,000 or More at December 31, 2019	$15,357	$11,922

There was no specific allowance for loan losses recorded on any loans classified as special mention at December 31, 2019. At December 31, 2018, there were specific allowances totaling $1,365,000 on the 2 loans in the table above that were upgraded from substandard at December 31, 2018 to special mention at December 31, 2019. These loans were no longer considered impaired in 2019 and the specific allowances were eliminated in 2019. One of the loans originated in 2019 and classified as special mention at December 31, 2019, with an outstanding balance of $3,500,000 at December 31, 2019, was made on a partially unsecured basis. The Corporation estimates the liquidation value of the related collateral, net of selling costs, would be approximately $1,500,000, with a shortfall of $2,000,000. Despite the shortfall from the estimated value of the collateral, based on available information, the Corporation believes the loan should be repaid in full due to the high reported value of the borrower’s net worth.

At December 31, 2019, total loans classified as substandard amounted to $18,504,000, down from $19,556,000 at December 31, 2018. At December 31, 2019, there were 225 loans classified as substandard, with an average balance of $82,000. In comparison, at December 31, 2018, there were 215 loans classified as substandard, with an average balance of $91,000. Of the total balance of substandard loans at December 31, 2019, loans of $500,000 or more totaled $4,185,000, or 23% of the total, with the largest balance from one commercial construction loan with an outstanding balance of $1,261,000 and a specific allowance for loan losses of $678,000.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of December 31, 2019 and 2018:

	Loans:				Allowance for Loan Losses:
			Purchased
December 31, 2019	Individually	Collectively	Performing		Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Loans	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$1,023	$405,186	$104,432	$510,641	$0	$3,405	$3,405
Residential mortgage loans - junior liens	368	24,730	2,405	27,503	176	208	384
Home equity lines of credit	0	32,147	1,491	33,638	0	276	276
1-4 Family residential construction	0	14,640	158	14,798	0	117	117
Total residential mortgage	1,391	476,703	108,486	586,580	176	4,006	4,182
Commercial:
Commercial loans secured by real estate	684	198,532	102,011	301,227	0	1,921	1,921
Commercial and industrial	1,467	122,313	2,594	126,374	149	1,242	1,391
Political subdivisions	0	53,570	0	53,570	0	0	0
Commercial construction and land	1,261	29,710	2,584	33,555	678	288	966
Loans secured by farmland	607	11,386	258	12,251	48	110	158
Multi-family (5 or more) residential	0	10,617	20,453	31,070	0	156	156
Agricultural loans	76	4,243	0	4,319	0	41	41
Other commercial loans	0	15,947	588	16,535	0	155	155
Total commercial	4,095	446,318	128,488	578,901	875	3,913	4,788
Consumer	0	16,741	0	16,741	0	281	281
Unallocated							585

Total	$5,486	$939,762	$236,974	$1,182,222	$1,051	$8,200	$9,836

	Loans:			Allowance for Loan Losses:
December 31, 2018	Individually	Collectively		Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$991	$371,348	$372,339	$0	$3,156	$3,156
Residential mortgage loans - junior liens	293	25,157	25,450	116	209	325
Home equity lines of credit	0	34,319	34,319	0	302	302
1-4 Family residential construction	0	24,698	24,698	0	203	203
Total residential mortgage	1,284	455,522	456,806	116	3,870	3,986
Commercial:
Commercial loans secured by real estate	4,302	158,309	162,611	781	1,757	2,538
Commercial and industrial	2,157	89,699	91,856	659	894	1,553
Political subdivisions	0	53,263	53,263	0	0	0
Commercial construction and land	0	11,962	11,962	0	110	110
Loans secured by farmland	1,349	5,797	7,146	49	53	102
Multi-family (5 or more) residential	0	7,180	7,180	0	114	114
Agricultural loans	665	4,994	5,659	0	46	46
Other commercial loans	0	13,950	13,950	0	128	128
Total commercial	8,473	345,154	353,627	1,489	3,102	4,591
Consumer	17	17,113	17,130	0	233	233
Unallocated						499
Total	$9,774	$817,789	$827,563	$1,605	$7,205	$9,309

Summary information related to impaired loans as of December 31, 2019 and 2018 is as follows:

	December 31, 2019			December 31, 2018
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(In Thousands)	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Residential mortgage loans - first liens	$645	$617	$0	$750	$721	$0
Residential mortgage loans - junior liens	42	42	0	54	54	0
Commercial loans secured by real estate	684	684	0	1,787	1,787	0
Commercial and industrial	563	563	0	817	817	0
Loans secured by farmland	129	129	0	862	862	0
Agricultural loans	76	76	0	665	665	0
Consumer	0	0	0	17	17	0
Total with no related allowance recorded	2,139	2,111	0	4,952	4,923	0

With a related allowance recorded:
Residential mortgage loans - first liens	406	406	0	270	270	0
Residential mortgage loans - junior liens	326	326	176	239	239	116
Commercial loans secured by real estate	0	0	0	2,515	2,515	781
Commercial and industrial	904	904	149	1,340	1,340	659
Construction and other land loans	1,261	1,261	678	0	0	0
Loans secured by farmland	478	478	48	487	487	49
Total with a related allowance recorded	3,375	3,375	1,051	4,851	4,851	1,605
Total	$5,514	$5,486	$1,051	$9,803	$9,774	$1,605

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

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

			Interest Income Recognized
	Average Investment in		on Impaired Loans
	Impaired Loans		on a Cash Basis
	Year Ended December 31,		Year Ended December 31,
(In Thousands)	2019	2018	2019	2018
Residential mortgage:
Residential mortgage loans - first lien	$1,440	$980	$87	$52
Residential mortgage loans - junior lien	288	297	12	11
Home equity lines of credit	26	0	4	0
Total residential mortgage	1,754	1,277	103	63
Commercial:
Commercial loans secured by real estate	1,562	4,897	19	141
Commercial and industrial	1,186	708	25	47
Commercial construction and land	556	0	71	0
Loans secured by farmland	1,276	1,357	49	35
Multi-family (5 or more) residential	0	314	0	0
Agricultural loans	399	542	31	46
Other commercial loans	20	0	4	0
Total commercial	4,999	7,818	199	269
Consumer	3	18	0	1
Total	$6,756	$9,113	$302	$333

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

	December 31, 2019		December 31, 2018
	Past Due		Past Due
	90+ Days and		90+ Days and
(In Thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$878	$4,679	$1,633	$4,750
Residential mortgage loans - junior liens	53	326	151	239
Home equity lines of credit	71	73	219	27
Total residential mortgage	1,002	5,078	2,003	5,016
Commercial:
Commercial loans secured by real estate	107	1,148	394	3,958
Commercial and industrial	15	1,051	18	2,111
Commercial construction and land	0	1,311	0	52
Loans secured by farmland	43	565	459	1,297
Agricultural loans	0	0	0	665
Other commercial	0	49	0	0
Total commercial	165	4,124	871	8,083
Consumer	40	16	32	14

Totals	$1,207	$9,218	$2,906	$13,113

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are considered past due ninety days or more, or nonaccrual.

The tables below present a summary of the contractual aging of loans as of December 31, 2019 and 2018:

	As of December 31, 2019				As of December 31, 2018
	Current &				Current &
	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
(In Thousands)	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$499,024	$7,839	$3,778	$510,641	$361,362	$6,414	$4,563	$372,339
Residential mortgage loans - junior liens	27,041	83	379	27,503	24,876	184	390	25,450
Home equity lines of credit	33,115	452	71	33,638	33,611	480	228	34,319
1-4 Family residential construction	14,758	40	0	14,798	24,531	167	0	24,698
Total residential mortgage	573,938	8,414	4,228	586,580	444,380	7,245	5,181	456,806

Commercial:
Commercial loans secured by real estate	299,640	737	850	301,227	160,668	226	1,717	162,611
Commercial and industrial	126,221	16	137	126,374	90,915	152	789	91,856
Political subdivisions	53,570	0	0	53,570	53,263	0	0	53,263
Commercial construction and land	33,505	0	50	33,555	11,910	0	52	11,962
Loans secured by farmland	11,455	666	130	12,251	5,390	487	1,269	7,146
Multi-family (5 or more) residential	31,070	0	0	31,070	7,104	76	0	7,180
Agricultural loans	4,318	1	0	4,319	5,624	29	6	5,659
Other commercial loans	16,535	0	0	16,535	13,950	0	0	13,950
Total commercial	576,314	1,420	1,167	578,901	348,824	970	3,833	353,627
Consumer	16,496	189	56	16,741	16,991	93	46	17,130

Totals	$1,166,748	$10,023	$5,451	$1,182,222	$810,195	$8,308	$9,060	$827,563

Nonaccrual loans are included in the contractual aging immediately above. A summary of the contractual aging of nonaccrual loans at December 31, 2019 and 2018 is as follows:

	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
(In Thousands)	30 Days	Days	Days	Total
December 31, 2019 Nonaccrual Totals	$3,840	$1,134	$4,244	$9,218
December 31, 2018 Nonaccrual Totals	$5,793	$1,166	$6,154	$13,113

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired and reviewed each quarter to determine if a specific allowance for loan losses is required. The outstanding balance of loans subject to TDRs, as well as the contractual aging information at December 31, 2019 and 2018 is as follows:

Troubled Debt Restructurings (TDRs):

	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
(In Thousands)	30 Days	Days	Days	Nonaccrual	Total
December 31, 2019 Totals	$889	$0	$0	$1,737	$2,626
December 31, 2018 Totals	$612	$43	$0	$2,884	$3,539

At December 31, 2019 and 2018, there were no commitments to loan additional funds to borrowers whose loans have been classified as TDRs.

A summary of TDRs that occurred during 2019 and 2018 is as follows:

(Balances in Thousands)
	2019		2018
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Residential mortgage - first liens:
Reduced monthly payments and extended maturity date	1	$271	0	$0
Reduced monthly payments for a six-month period	0	0	1	80
Residential mortgage - junior liens,
Reduced monthly payments and extended maturity date	1	18	0	0
Commercial loans secured by real estate,
Extended interest only payments for a six-month period	0	0	2	36
Commercial and industrial:
Extended interest only payments for a six-month period	0	0	1	46
Reduced monthly payments and extended maturity date	8	177	0	0
Commercial construction and land,
Extended interest only payments and reduced monthly
payments with a balloon payment at maturity	1	1,261	0	0
Agricultural loans,
Reduced monthly payments and extended maturity date	1	84	0	0
Total	12	$1,811	4	$162

There were no differences between the outstanding contractual amounts and the recorded investments in receivables resulting from TDRs that occurred in 2019 and 2018. At December 31, 2019, the Corporation maintained a specific allowance for loan losses of $678,000 related to the commercial construction loan for which a TDR occurred in 2019. The other loans for which TDRs were granted in 2019 are associated with one relationship for which payment defaults occurred in 2019 as described below.

In 2019 and 2018, payment defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months are summarized as follows:

	2019		2018
	Number		Number
	of	Recorded	of	Recorded
(Balances in Thousands)	Loans	Investment	Loans	Investment
Residential mortgage - first liens	1	$261	0	0
Residential mortgage - junior liens	1	18	0	0
Commercial and industrial	8	170	0	0
Agricultural loans	1	81	0	0
Total	11	$530	0	$0

All of the TDRs for which payment defaults occurred in 2019 were related to one commercial relationship. These loans were individually evaluated for impairment at December 31, 2019 and 2018, and no specific allowance for loan losses was recognized because the estimated values of collateral and U.S. Government (Small Business Administration) guarantees exceeded the outstanding balances of the loans.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the consolidated balance sheets) is as follows:

	Dec. 31,	Dec. 31,
(In Thousands)	2019	2018
Foreclosed residential real estate	$292	$64

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

	Dec. 31,	Dec. 31,
(In Thousands)	2019	2018
Residential real estate in process of foreclosure	$1,717	$1,097

9. BANK PREMISES AND EQUIPMENT

	December 31,
(In Thousands)	2019	2018
Land	$3,199	$2,803
Buildings and improvements	28,403	27,343
Furniture and equipment	13,618	16,577
Construction in progress	1,655	2
Total	46,875	46,725
Less: accumulated depreciation	(29,705)	(32,133)
Net	$17,170	$14,592

Depreciation expense is included in the following line items of the consolidated statements of income:

(In Thousands)	2019	2018
Occupancy expense	$775	$849
Furniture and equipment expense	692	684
Data processing expenses	239	183
Telecommunications expenses	43	38
Total	$1,749	$1,754

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Information related to the core deposit intangibles is as follows:

	December 31,
(In Thousands)	2019	2018
Gross amount	$3,495	$2,034
Accumulated amortization	(2,248)	(2,025)
Net	$1,247	$9

Amortization expense was $223,000 in 2019, including $214,000 related to the Monument transaction described in Note 3, and $3,000 in 2018. The amount of amortization expense to be recognized in each of the ensuing five years is as follows:

(In Thousands)
2020	$249
2021	193
2022	160
2023	133
2024	125

Changes in the carrying amount of goodwill are summarized in the following table:

	December 31,
(In Thousands)	2019	2018
Balance, beginning of period	$11,942	$11,942
Goodwill arising in business combination	16,446	0
Balance, end of period	$28,388	$11,942

In testing goodwill for impairment as of December 31, 2019, the Corporation by-passed performing a qualitative assessment and performed a quantitative assessment based on comparison of the Corporation’s market capitalization to its stockholders’ equity, resulting in the determination that the fair value of its reporting unit, its community banking operation, exceeded its carrying value. Accordingly, there was no goodwill impairment at December 31, 2019.

The Corporation’s assessment of goodwill for impairment at December 31, 2018 was based on assessment of qualitative factors to determine whether it was more likely than not that the fair value of its community banking operation was less than its carrying amount. The qualitative factors assessed included the Corporation’s recent financial performance, economic conditions in the Corporation’s market area, macroeconomic conditions and other factors. Based on the assessment of qualitative factors, the Corporation determined that it was not more likely than not that the fair value of the community banking operation had fallen below its carrying value, and therefore, the Corporation did not perform a more detailed, two-step goodwill impairment test and concluded there was no goodwill impairment as of December 31, 2018.

11. DEPOSITS

At December 31, 2019, the scheduled maturities of time deposits are as follows:

(In Thousands)
2020	$238,887
2021	83,197
2022	28,968
2023	12,003
2024	11,610
2025	30
Total	$374,695

Time deposits of more than $250,000 totaled $84,476,000 at December 31, 2019 and $36,094,000 at December 31, 2018. As of December 31, 2019, the remaining maturities or time to next re-pricing of time deposits more than $250,000 was as follows:

(In Thousands)
Three months or less	$19,176
Over 3 months through 12 months	52,093
Over 1 year through 3 years	6,601
Over 3 years	6,606
Total	$84,476

12. BORROWED FUNDS AND SUBORDINATED DEBT

Short-term borrowings (initial maturity within one year) include the following:

	Dec. 31,	Dec. 31,
(In Thousands)	2019	2018
FHLB-Pittsburgh borrowings	$84,292	$7,000
Customer repurchase agreements	1,928	5,853
Total short-term borrowings	$86,220	$12,853

Short-term borrowings from FHLB-Pittsburgh are as follows:

	Dec. 31,	Dec. 31
(In Thousands)	2019	2018
Overnight borrowing	$64,000	$7,000
Other short-term advances	20,292	0
Total short-term FHLB-Pittsburgh borrowings	$84,292	$7,000

Overnight borrowings from FHLB-Pittsburgh had an interest rate of 1.81% at December 31, 2019 and 2.62% at December 31, 2018. At December 31, 2019, other short-term advances included seven advances totaling $20,297,000 which are presented in the table net of the unamortized purchase accounting adjustment, with a weighted-average effective rate of 2.28%.

The weighted average interest rate on total short-term borrowings outstanding was 1.88% at December 31, 2019 and 1.47% at December 31, 2018. The maximum amount of total short-term borrowings outstanding at any month-end was $86,220,000 in 2019 and $74,646,000 in 2018.

The Corporation had available credit with other correspondent banks totaling $45,000,000 at December 31, 2019 and 2018. These lines of credit are primarily unsecured. No amounts were outstanding at December 31, 2019 or 2018.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At December 31, 2019, the Corporation had available credit in the amount of $14,244,000 on this line with no outstanding advances. At December 31, 2018, the Corporation had available credit in the amount of $15,262,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with a carrying value of $14,728,000 at December 31, 2019 and $15,710,000 at December 31, 2018.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $778,877,000 at December 31, 2019 and $495,143,000 at December 31, 2018. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $10,131,000 at December 31, 2019 and $5,582,000 at December 31, 2018. The Corporation’s total credit facility with FHLB-Pittsburgh was $552,546,000 at December 31, 2019, including an unused (available) amount of $416,127,000. At December 31, 2018, the Corporation’s total credit facility with FHLB-Pittsburgh was $361,614,000, including an unused (available) amount of $318,699,000.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at December 31, 2019 and December 31, 2017. The carrying value of the underlying securities was $1,951,000 at December 31, 2019 and $5,890,000 at December 31, 2018.

LONG-TERM BORROWINGS

Long-term borrowings from FHLB-Pittsburgh are as follows:

	Dec. 31,	Dec. 31,
(In Thousands)	2019	2018
Loans matured in 2019 with a weighted-average rate of 2.36%	$0	$32,000
Loans maturing in 2020 with a weighted-average rate of 2.73%	5,069	3,271
Loans maturing in 2021 with a weighted-average rate of 1.54%	6,000	0
Loans maturing in 2022 with a weighted-average rate of 2.03%	20,000	0
Loans maturing in 2023 with a weighted-average rate of 1.70%	20,500	0
Loan maturing in 2025 with a rate of 4.91%	558	644
Total long-term FHLB-Pittsburgh borrowings	$52,127	$35,915

In connection with the Monument acquisition, the Corporation assumed subordinated debt agreements with par values totaling $7,000,000, maturing April 1, 2027, which may be redeemed at par beginning April 1, 2022. The agreements have fixed annual interest rates of 6.50%. The subordinated debt was recorded at fair value, which was deemed to be equal to par value. In the fourth quarter 2019, the Corporation redeemed subordinated debt with a par value of $500,000, resulting in a loss of $10,000 (included in other noninterest expense in the consolidated statements of income). At December 31, 2019, the carrying value of the subordinated debt on the consolidated balance sheet is $6,500,000.

13. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. The plan contains a cost-sharing feature which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at December 31, 2019 and December 31, 2018 and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The following table shows the funded status of the defined benefit plans:

	Pension		Postretirement
(In Thousands)	2019	2018	2019	2018
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$870	$850	$1,349	$1,497
Service cost	0	0	33	40
Interest cost	28	25	50	51
Plan participants' contributions	0	0	184	206
Actuarial (gain) loss	91	11	(63)	(192)
Benefits paid	(13)	(16)	(227)	(253)
Benefit obligation at end of year	$976	$870	$1,326	$1,349

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$847	$923	$0	$0
Actual return on plan assets	137	(60)	0	0
Employer contribution	0	0	43	47
Plan participants' contributions	0	0	184	206
Benefits paid	(13)	(16)	(227)	(253)
Fair value of plan assets at end of year	$971	$847	$0	$0

Funded status at end of year	$(5)	$(23)	$(1,326)	$(1,349)

At December 31, 2019 and 2018, the following pension plan and postretirement plan liability amounts were recognized in the consolidated balance sheets:

	Pension		Postretirement
(In Thousands)	2019	2018	2019	2018
Accrued interest and other liabilities	$5	$23	$1,326	$1,349

At December 31, 2019 and 2018, the following items included in accumulated other comprehensive income had not been recognized as components of expense:

Items not yet recognized as a component of net periodic benefit cost:

	Pension		Postretirement
(In Thousands)	2019	2018	2019	2018
Prior service cost	$0	$0	$(248)	$(279)
Net actuarial loss (gain)	255	299	(236)	(194)
Total	$255	$299	$(484)	$(473)

For the defined benefit pension plan, amortization of the net actuarial loss is expected to be $16,000 in 2020. For the postretirement plan, the estimated amount of prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2020 is a reduction in expense of $31,000, and net actuarial gain of $7,000 is expected to be amortized in 2020.

The accumulated benefit obligation for the defined benefit pension plan was $976,000 at December 31, 2019 and $870,000 at December 31, 2018.

The components of net periodic benefit costs from defined benefit plans are as follows:

	Pension		Postretirement
(In Thousands)	2019	2018	2019	2018
Service cost	$0	$0	$33	$40
Interest cost	28	25	50	51
Expected return on plan assets	(22)	(20)	0	0
Amortization of prior service cost	0	0	(31)	(30)
Recognized net actuarial loss (gain)	20	13	(21)	0
Total net periodic benefit cost	$26	$18	$31	$61

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension		Postretirement
	2019	2018	2019	2018
Citizens Trust Company Retirement Plan and postretirement plan:
Discount rate	4.10%	3.55%	4.50%	3.75%
Expected return on plan assets	4.68%	4.32%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

The weighted-average assumptions used to determine benefit obligations as of December 31, 2019 and 2018 are as follows:

	Pension		Postretirement
	2019	2018	2019	2018
Discount rate	3.55%	4.10%	3.25%	4.50%
Rate of compensation increase	N/A	N/A	N/A	N/A

Estimated future benefit payments, including only estimated employer contributions for the postretirement plan, which reflect expected future service, are as follows:

(In Thousands)	Pension	Postretirement
2020	$431	$81
2021	11	85
2022	13	89
2023	181	81
2024	11	84
2025-2029	349	478

No estimated minimum contribution to the defined benefit pension plan is required in 2020, though the Corporation may make discretionary contributions.

The expected return on pension plan assets is a significant assumption used in the calculation of net periodic benefit cost. This assumption reflects the average long-term rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.

The fair values of pension plan assets at December 31, 2019 and 2018 are as follows:

	2019	2018
Mutual funds invested principally in:
Cash and cash equivalents	3%	3%
Debt securities	38%	40%
Equity securities	49%	45%
Alternative funds	10%	12%
Total	100%	100%

C&N Bank’s Trust and Financial Management Department manages the investment of the pension plan assets. The Plan’s securities include mutual funds invested principally in debt securities, a diversified mix of large, mid- and small-capitalization U.S. stocks, foreign stocks and alternative asset classes such as real estate, commodities, and inflation-protected securities. The fair values of plan assets are determined based on Level 1 inputs (as described in Note 21). The Plan’s assets do not include any shares of the Corporation’s common stock.

PROFIT SHARING AND DEFERRED COMPENSATION PLANS

The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation’s matching contributions to the Plan depend upon the tax deferred contributions of employees. The Corporation’s total basic and matching contributions were $891,000 in 2019 and $717,000 in 2018.

The Corporation has an Employee Stock Ownership Plan (ESOP). Contributions to the ESOP are discretionary, and the ESOP uses funds contributed to purchase Corporation stock for the accounts of ESOP participants. These purchases are made on the market (not directly from the Corporation), and employees are not permitted to purchase Corporation stock under the ESOP. The ESOP includes a diversification feature, which allows participants, upon reaching age 55 and 10 years of service (as defined), to sell up to 50% of their Corporation shares over a period of 6 years. As of December 31, 2019, and 2018, there were no shares allocated for repurchase by the ESOP.

Dividends paid on shares held by the ESOP are charged to retained earnings. All Corporation shares owned through the ESOP are included in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share - basic and diluted. The ESOP held 473,171 shares of Corporation stock at December 31, 2019 and 444,843 shares at December 31, 2018, all of which had been allocated to Plan participants. The Corporation’s contributions to the ESOP totaled $718,000 in 2019 and $605,000 in 2018.

The Corporation has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to operating expense for officers’ supplemental deferred compensation were $251,000 in 2019 and $242,000 in 2018.

The Corporation also has a nonqualified deferred compensation plan that allows selected officers the option to defer receipt of cash compensation, including base salary and any cash bonuses or other cash incentives. This nonqualified deferred compensation plan does not provide for Corporation contributions.

STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of senior officers. A total of 850,000 shares of common stock may be issued under the Stock Incentive Plan. Awards may be made under the Stock Incentive Plan in the form of qualified options (“Incentive Stock Options,” as defined in the Internal Revenue Code), nonqualified options, stock appreciation rights or restricted stock. Historically through December 31, 2019, all awards made under this Plan have consisted of Incentive Stock Options or restricted stock. Incentive Stock Options have an exercise price equal to the market value of the stock at the date of grant, vest after 6 months and expire after 10 years. There are 223,867 shares available for issuance under the Stock Incentive Plan as of December 31, 2019.

Also, the Corporation has an Independent Directors Stock Incentive Plan. This plan permits awards of nonqualified stock options and/or restricted stock to non-employee directors. A total of 235,000 shares of common stock may be issued under the Independent Directors Stock Incentive Plan. The recipients’ rights to exercise stock options under this plan expire 10 years from the date of grant. The exercise prices of all stock options awarded under the Independent Directors Stock Incentive Plan are equal to market value as of the dates of grant. There are 109,965 shares available for issuance under the Independent Directors Stock Incentive Plan as of December 31, 2019.

Total stock-based compensation expense is as follows:

(In Thousands)	2019	2018
Restricted stock	$798	$855
Stock options	0	0
Total	$798	$855

The following summarizes non-vested restricted stock activity for the year ended December 31, 2019:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding, December 31, 2018	60,345	$23.81
Granted	48,137	$24.47
Vested	(36,524)	$23.21
Forfeited	(3,758)	$25.08
Outstanding, December 31, 2019	68,200	$24.53

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. As of December 31, 2019, there was $822,000 total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.4 years.

In 2019 and 2018, the Corporation awarded shares of restricted stock under the Stock Incentive Plan, as follows:

	2019	2018
Time-based awards to independent directors	7,620	9,086
Time-based awards to employees	26,827	17,147
Performance-based awards to employees	13,690	8,289
Total	48,137	34,522

Time-based restricted stock awards granted under the Independent Directors Stock Incentive Plan in 2019 and 2018 vest over one-year terms. Time-based restricted stock awards granted to employees in 2019 and 2018 vest ratably over three-year terms, subject to continued employment and satisfactory job performance. Performance-based restricted stock awards granted in 2019 and 2018 vest ratably over three-year terms, with vesting contingent upon meeting conditions based on the Corporation’s earnings as specified in the agreements.

There were no stock options granted in 2019 or 2018. A summary of stock option activity is presented below:

	2019		2018
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning of year	115,714	$18.49	165,660	$18.49
Granted	0		0
Exercised	(31,304)	$17.65	(41,210)	$18.69
Forfeited	0		0
Expired	(8,513)	$19.88	(8,736)	$17.50
Outstanding, end of year	75,897	$18.69	115,714	$18.49
Options exercisable at year-end	75,897	$18.69	115,714	$18.49
Weighted-average fair value of options forfeited		N/A		N/A

The weighted-average remaining contractual term of outstanding stock options at December 31, 2019 was 2.7 years. The aggregate intrinsic value of stock options outstanding was $726,000 at December 31, 2019. The total intrinsic value of options exercised was $276,000 in 2019 and $291,000 in 2018.

The Corporation has issued shares from treasury stock for almost all stock option exercises through December 31, 2019. Management does not anticipate that stock repurchases will be necessary to accommodate stock option exercises in 2020.

In January 2020, the Corporation awarded 30,381 shares of restricted stock under the Stock Incentive Plan and 7,580 shares of restricted stock under the Independent Directors Stock Incentive Plans. The January 2020 restricted stock awards under the Stock Incentive Plan vest ratably over three years. The 2020 restricted stock issued under the Independent Directors Stock Incentive Plan vests over one year. Total estimated stock-based compensation for 2020 is $920,000. The restricted stock awards made in January 2020 are not included in the tables above.

14. INCOME TAXES

The net deferred tax asset at December 31, 2019 and 2018 represents the following temporary difference components:

	December 31,	December 31,
(In Thousands)	2019	2018
Deferred tax assets:
Unrealized holding losses on securities	$0	$1,145
Allowance for loan losses	2,080	2,005
Purchase accounting adjustments on loans	640	0
Other deferred tax assets	2,173	2,049
Total deferred tax assets	4,893	5,199

Deferred tax liabilities:
Unrealized holding gains on securities	934	0
Defined benefit plans - ASC 835	49	37
Bank premises and equipment	763	907
Core deposit intangibles	272	2
Other deferred tax liabilities	257	143
Total deferred tax liabilities	2,275	1,089
Deferred tax asset, net	$2,618	$4,110

The provision for income taxes includes the following:

(In thousands)	2019	2018
Currently payable	$3,618	$4,350
Tax expense resulting from allocations of certain tax benefits to equity or as a reduction in other assets	115	87
Deferred	172	(187)
Total provision	$3,905	$4,250

A reconciliation of income tax at the statutory rate to the Corporation’s effective rate is as follows (amounts in thousands):

	2019		2018
(Amounts in thousands)	Amount	%	Amount	%
Statutory provision	$4,916	21.00	$5,515	21.00
Tax-exempt interest income	(853)	(3.64)	(1,046)	(3.98)
Increase in cash surrender value and other income from life insurance, net	(91)	(0.39)	(170)	(0.65)
ESOP Dividends	(113)	(0.48)	(98)	(0.37)
State income tax, net of Federal benefit	122	0.52	125	0.48
Other, net	(76)	(0.32)	(76)	(0.29)
Effective income tax provision	$3,905	16.68	$4,250	16.18

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

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns. With limited exceptions, the Corporation is no longer subject to examination by the Internal Revenue Service for years prior to 2016.

15. RELATED PARTY TRANSACTIONS

Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:

	Beginning	New		Other	Ending
(In Thousands)	Balance	Loans	Repayments	Changes	Balance
11 directors, 8 executive officers 2019	$15,144	$1,027	$(1,850)	$134	$14,455
11 directors, 8 executive officers 2018	$14,412	$3,553	$(1,417)	$(1,404)	$15,144

In the table above, other changes represent net changes in the balance of existing lines of credit and transfers in and out of the related party category.

Deposits from related parties held by the Corporation amounted to $8,828,000 at December 31, 2019 and $9,622,000 at December 31, 2018.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2019 and 2018 are as follows:

(In Thousands)	2019	2018
Commitments to extend credit	$256,896	$191,672
Standby letters of credit	8,446	7,227

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

Standby letters of credit are conditional commitments issued by the Corporation guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Some of the standby letters of credit are collateralized by real estate or other assets, and others are unsecured. The extent to which proceeds from liquidation of collateral would be expected to cover the maximum potential amount of future payments related to standby letters of credit is not estimable. The Corporation has recorded no liability associated with standby letters of credit as of December 31, 2019 and 2018.

Standby letters of credit as of December 31, 2019 expire as follows:

Year of Expiration	(In Thousands)
2020	$7,809
2021	523
2022	114
Total	$8,446

17. OPERATING LEASE COMMITMENTS AND CONTINGENCIES

The Corporation leases certain branch locations, office space and equipment. All leases are classified as operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.

Certain leases include options to renew, with renewal terms that can extend the lease term from one to eight years that are reasonably certain of being exercised. The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered into after January 1, 2019. At December 31, 2019, discount rates ranged from 2.77% to 3.50% with a weighted-average discount rate of 3.23%.

At December 31, 2019, right-of-use assets of $1,637,000 were included in other assets, and the related liabilities totaling the same amount were included in accrued interest and other liabilities, in the unaudited consolidated balance sheets. In 2019, right-of-use assets obtained in exchange for lease liabilities totaled $745,000. In 2019, operating lease expenses totaling $214,000 are included in occupancy expense, net, and $37,000 are included in furniture and equipment expense.

A maturity analysis of the Corporation’s lease liabilities at December 31, 2019 is as follows:

(In Thousands)

Lease Payments Due

2020	$265
2021	265
2022	241
2023	229
2024	239
Thereafter	625
Total lease payments	1,864
Discount on cash flows	(227)
Total lease liabilities	$1,637

In the normal course of business, the Corporation is subject to pending and threatened litigation in which claims for monetary damages are asserted. In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of these legal proceedings.

18. REGULATORY MATTERS

As required by the Economic Growth, Regulatory Relief, and Consumer Protection Act, in August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at December 31, 2019; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

Details concerning capital ratios at December 31, 2019 and December 31, 2018 are presented below. Management believes, as of December 31, 2019, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at December 31, 2019 and December 31, 2018 exceed the Corporation’s Board policy threshold levels.

							Minimum To Be Well
			Minimum		Minimum To Maintain		Capitalized Under		Minimum To Meet
			Capital		Capital Conservation		Prompt Corrective		the Corporation's
	Actual		Requirement		Buffer at Reporting Date		Action Provisions		Policy Thresholds
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019:
Total capital to risk-weighted assets:
Consolidated	$228,057	20.70%	N/A	N/A	N/A	N/A	N/A	N/A	$115,689	³10.5%
C&N Bank	205,863	18.75%	87,817	³8%	115,260	³10.5%	109,771	³10%	115,260	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	211,388	19.19%	N/A	N/A	N/A	N/A	N/A	N/A	93,653	³8.5%
C&N Bank	195,694	17.83%	65,863	³6%	93,306	³8.5%	87,817	³8%	93,306	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	211,388	19.19%	N/A	N/A	N/A	N/A	N/A	N/A	77,126	³7%
C&N Bank	195,694	17.83%	49,397	³4.5%	76,840	³7.0%	71,351	³6.5%	76,840	³7%
Tier 1 capital to average assets:
Consolidated	211,388	13.10%	N/A	N/A	N/A	N/A	N/A	N/A	129,126	³8%
C&N Bank	195,694	12.24%	63,940	³4%	N/A	N/A	79,925	³5%	127,879	³8%

December 31, 2018:
Total capital to risk-weighted assets:
Consolidated	$199,226	24.42%	N/A	N/A	N/A	N/A	N/A	N/A	$85,653	³10.5%
C&N Bank	176,499	21.75%	64,916	³8%	80,130	³9.875%	81,145	³10%	85,202	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	189,589	23.24%	N/A	N/A	N/A	N/A	N/A	N/A	69,338	³8.5%
C&N Bank	166,862	20.56%	48,687	³6%	63,901	³7.875%	64,916	³8%	68,976	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	189,589	23.24%	N/A	N/A	N/A	N/A	N/A	N/A	57,102	³7%
C&N Bank	166,862	20.56%	36,515	³4.5%	51,730	³6.375%	52,744	³6.5%	56,801	³7%
Tier 1 capital to average assets:
Consolidated	189,589	14.78%	N/A	N/A	N/A	N/A	N/A	N/A	102,634	³8%
C&N Bank	166,862	13.16%	50,715	³4%	N/A	N/A	63,394	³5%	101,430	³8%

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

At December 30, 2019, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 10.75%.

Banking regulators limit the amount of dividends that may be paid by C&N Bank to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $94,628,000 at December 31, 2019, subject to the minimum capital ratio requirements noted above.

Restrictions imposed by federal law prohibit the Corporation from borrowing from C&N Bank unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of C&N Bank’s tangible stockholder’s equity (excluding accumulated other comprehensive income) or $19,543,000 at December 31, 2019.

19. PARENT COMPANY ONLY

The following is condensed financial information for Citizens & Northern Corporation:

CONDENSED BALANCE SHEET	Dec. 31,	Dec. 31,
(In Thousands)	2019	2018
ASSETS
Cash	$6,485	$7,389
Investment in subsidiaries:
Citizens & Northern Bank	228,413	174,795
Citizens & Northern Investment Corporation	12,353	11,697
Bucktail Life Insurance Company	3,669	3,525
Other assets	109	6
TOTAL ASSETS	$251,029	$197,412

LIABILITIES AND STOCKHOLDERS' EQUITY
Subordinated debt	$6,500	$0
Other liabilities	77	44
Stockholders' equity	244,452	197,368
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$251,029	$197,412

CONDENSED INCOME STATEMENT
(In Thousands)	2019	2018
Dividends from Citizens & Northern Bank	$24,600	$12,800
Expenses	(1,086)	(681)
Income before equity in (excess distributions)/undistributed income of subsidiaries	23,514	12,119
Equity in (excess distributions)/undistributed income of subsidiaries	(4,010)	9,894
NET INCOME	$19,504	$22,013

CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,504	$22,013
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on repayment of subordinated debt	10	0
Equity in (excess distributions)/undistributed income of subsidiaries	4,010	(9,894)
(Increase) decrease in other assets	(107)	7
(Decrease) increase in other liabilities	(81)	30
Net Cash Provided by Operating Activities	23,336	12,156

CASH FLOWS FROM INVESTING ACTIVITIES,
Net cash used in business combination	(9,698)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated debt	(510)	0
Proceeds from sale of treasury stock	198	189
Purchase of treasury stock	(189)	0
Dividends paid	(14,041)	(11,746)
Net Cash Used in Financing Activities	(14,542)	(11,557)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(904)	599
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,389	6,790
CASH AND CASH EQUIVALENTS, END OF YEAR	$6,485	$7,389

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Investment of net assets acquired in business combination in Citizens & Northern Bank	$49,765	$0
Common equity issued in business combination	$32,953	$0
Subordinated debt assumed in business combination	$7,000	$0
Other liabilities assumed in business combination	$114	$0
Interest paid	$461	$0

20. SUMMARY OF QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following table presents summarized quarterly financial data for 2019 and 2018:

SUMMARY OF QUARTERLY CONSOLIDATED FINANCIAL DATA

	2019 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
(In Thousands Except Per Share Data) (Unaudited)	2019	2019	2019	2019
Interest income	$13,065	$17,139	$17,277	$17,290
Interest expense	1,350	2,934	3,000	2,999
Net interest income	11,715	14,205	14,277	14,291
(Credit) provision for loan losses	(957)	(4)	1,158	652
Net interest income after (credit) provision for loan losses	12,672	14,209	13,119	13,639
Other income	4,406	4,849	4,963	5,066
Net gains on available-for-sale debt securities	0	7	13	3
Merger-related expenses	311	3,301	206	281
Other expenses	10,696	11,422	11,486	11,834
Income before income tax provision	6,071	4,342	6,403	6,593
Income tax provision	981	693	1,096	1,135
Net income	$5,090	$3,649	$5,307	$5,458
Net income attributable to common shares	$5,063	$3,630	$5,281	$5,431
Net income per share – basic	$0.41	$0.27	$0.39	$0.40
Net income per share – diluted	$0.41	$0.27	$0.39	$0.40

	2018 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2018	2018	2018	2018
Interest income	$11,890	$12,334	$12,800	$13,304
Interest expense	993	1,079	1,241	1,312
Net interest income	10,897	11,255	11,559	11,992
Provision (credit) for loan losses	292	(20)	60	252
Net interest income after provision (credit) for loan losses	10,605	11,275	11,499	11,740
Other income	4,406	4,689	4,462	5,040
Gain on restricted equity security	0	1,750	571	0
Net losses on available-for-sale debt securities	0	(282)	(2)	(4)
Merger-related expenses	0	0	200	128
Other expenses	9,895	9,684	9,633	9,946
Income before income tax provision	5,116	7,748	6,697	6,702
Income tax provision	741	1,377	1,111	1,021
Net income	$4,375	$6,371	$5,586	$5,681
Net income attributable to common shares	$4,352	$6,339	$5,558	$5,654
Net income per share – basic	$0.36	$0.52	$0.45	$0.46
Net income per share – diluted	$0.36	$0.52	$0.45	$0.46

21. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

At December 31, 2019 and 2018, assets measured at fair value and the valuation methods used are as follows:

		December 31, 2019
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies	$0	$17,000	$0	$17,000
Obligations of states and political subdivisions:
Tax-exempt	0	70,760	0	70,760
Taxable	0	36,303	0	36,303
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	59,210	0	59,210
Residential collateralized mortgage obligations	0	114,723	0	114,723
Commercial mortgage-backed securities	0	48,727	0	48,727
Total available-for-sale debt securities	0	346,723	0	346,723
Marketable equity security	979	0	0	979
Servicing rights	0	0	1,277	1,277
Total recurring fair value measurements	$979	$346,723	$1,277	$348,979

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,375	$3,375
Valuation allowance	0	0	(1,051)	(1,051)
Impaired loans, net	0	0	2,324	2,324
Foreclosed assets held for sale	0	0	2,886	2,886
Total nonrecurring fair value measurements	$0	$0	$5,210	$5,210

		December 31, 2018
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies	$0	$12,500	$0	$15,500
Obligations of states and political subdivisions:
Tax-exempt	0	83,952	0	83,952
Taxable	0	27,699	0	27,699
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	53,445	0	53,445
Residential collateralized mortgage obligations	0	145,912	0	145,912
Commercial mortgage-backed securities	0	39,765	0	39,765
Total available-for-sale debt securities	0	363,273	0	363,273
Marketable equity security	950	0	0	950
Servicing rights	0	0	1,404	1,404
Total recurring fair value measurements	$950	$363,273	$1,404	$365,627

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$4,851	$4,851
Valuation allowance	0	0	(1,605)	(1,605)
Impaired loans, net	0	0	3,246	3,246
Foreclosed assets held for sale	0	0	1,703	1,703
Total nonrecurring fair value measurements	$0	$0	$4,949	$4,949

Management’s evaluation and selection of valuation techniques and the unobservable inputs used in determining the fair values of assets valued using Level 3 methodologies include sensitive assumptions. Other market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amount calculated by management. The following table shows quantitative information regarding significant techniques and inputs used at December 31, 2019 and 2018 for servicing rights assets measured using unobservable inputs (Level 3 methodologies) on a recurring basis:

	Fair Value at
	12/31/19	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/19
Servicing rights	$1,277	Discounted cash flow	Discount rate	12.50%	Rate used through modeling period
			Loan prepayment speeds	183.00%	Weighted-average PSA of loan balances of payments are late late fees assessed
			Servicing fees	0.25%
				4.00%
				5.00%
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent of loans more than 30 days delinquent annual increase in servicing costs
				1.50%
				3.00%

	Fair Value at
	12/31/18	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/18
Servicing rights	$1,404	Discounted cash flow	Discount rate	12.50%	Rate used through modeling period
			Loan prepayment speeds	114.00%	Weighted-average PSA of loan balances of payments are late late fees assessed
			Servicing fees	0.25%
				4.00%
				5.00%
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent of loans more than 30 days delinquent annual increase in servicing costs
				1.50%
				3.00%

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets (servicing rights) measured at fair value on a recurring basis:

	Years Ended December 31,
(In Thousands)	2019	2018
Balance, beginning of period	$1,404	$1,299
Issuances of servicing rights	204	188
Unrealized losses included in earnings	(331)	(83)
Balance, end of period	$1,277	$1,404

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

At December 31, 2019 and 2018, quantitative information regarding significant techniques and inputs used for nonrecurring fair value measurements using unobservable inputs (Level 3 methodologies) are as follows:

(In Thousands, Except Percentages) Asset	Balance at 12/31/19	Valuation Allowance at 12/31/19	Fair Value at 12/31/19	Valuation Technique	Unobservable Inputs	Weighted- Average Discount at 12/31/19
Impaired loans:
Residential mortgage loans - first and junior liens	$732	$176	$556	Sales comparison	Discount to appraised value	30%
Commercial:
Commercial and industrial	106	89	17	Sales comparison	Discount to appraised value	69%
Commercial and industrial	798	60	738	Liquidation of accounts receivable	Discount to borrower's financial statement value	15%
Commercial construction and land	1,261	678	583	Sales comparison	Discount to appraised value	47%
Loans secured by farmland	478	48	430	Sales comparison	Discount to appraised value	46%
Total impaired loans	$3,375	$1,051	$2,324
Foreclosed assets held for sale - real estate:

Residential (1-4 family)	$292	$0	$292	Sales comparison	Discount to appraised value	46%
Land	70	0	70	Sales comparison	Discount to appraised value	53%
Commercial real estate	2,524	0	2,524	Sales comparison	Discount to appraised value	39%
Total foreclosed assets held for sale	$2,886	$0	$2,886

(In Thousands, Except Percentages) Asset	Balance at 12/31/18	Valuation Allowance at 12/31/18	Fair Value at 12/31/18	Valuation Technique	Unobservable Inputs	Weighted- Average Discount at 12/31/18
Impaired loans:
Residential mortgage loans - first liens
	$509	$116	$393	Sales comparison	Discount to appraised value	26%
Commercial:
Commercial loans secured by real estate	2,515	781	1,734	Sales comparison	Discount to appraised value	16%
Commercial and industrial	75	75	0	Sales comparison	Discount to appraised value	100%
Commercial and industrial	1,265	584	681	Sales comparison	Discount to borrower's financial statement value	36%
Loans secured by farmland	487	49	438	Sales comparison	Discount to appraised value	56%
Total impaired loans	$4,851	$1,605	$3,246
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$64	$0	$64	Sales comparison	Discount to appraised value	68%
Land	110	0	110	Sales comparison	Discount to appraised value	61%
Commercial real estate	1,529	0	1,529	Sales comparison	Discount to appraised value	20%
Total foreclosed assets held for sale	$1,703	$0	$1,703

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

	Valuation	December 31, 2019		December 31, 2018
	Method(s)	Carrying	Fair	Carrying	Fair
(In Thousands)	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$31,122	$31,122	$32,827	$32,827
Certificates of deposit	Level 2	4,080	4,227	4,660	4,634
Restricted equity securities (included in Other Assets)	Level 2	10,321	10,321	5,712	5,712
Loans, net	Level 3	1,172,386	1,181,000	818,254	825,809
Accrued interest receivable	Level 2	5,001	5,001	3,968	3,968

Financial liabilities:
Deposits with no stated maturity	Level 2	877,965	877,965	804,207	804,207
Time deposits	Level 2	374,695	376,738	229,565	229,751
Short-term borrowings	Level 2	86,220	86,166	12,853	12,617
Long-term borrowings	Level 2	52,127	52,040	35,915	35,902
Accrued interest payable	Level 2	311	311	142	142

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of
Citizens & Northern Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Citizens & Northern Corporation and subsidiaries (collectively the "Corporation") as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation's consolidated financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment of internal control over financial reporting Monument Bancorp, Inc., which was acquired on April 1, 2019, and whose financial statements constitute assets of approximately 19.8% of the Corporation’s consolidated total assets, and interest income and noninterest income of approximately 14.3% of the Corporation’s consolidated total interest income and noninterest income, as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting of Monument Bancorp, Inc.

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

We have served as the Corporation’s auditor since 1979.

Williamsport, Pennsylvania

February 20, 2020

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

The Monument Bancorp, Inc. acquisition was completed April 1, 2019, and during the last three quarters of 2019 the Corporation has been engaged in integrating processes and internal control over financial reporting for the former Monument locations into those of the Corporation. In late June 2019, the integration of Monument’s core customer data system into the Corporation’s system was completed. Though completion of the Monument core system conversion was a significant milestone, at December 31, 2019, the Corporation’s management had not yet completed changes to processes, information technology systems and other components of internal control over financial reporting as part of integration activities.

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, we concluded that, as of December 31, 2019, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013).

The Corporation acquired Monument Bancorp, Inc. (“Monument”) effective April 1, 2019. Management excluded from its assessment of the Corporation’s internal control over financial reporting, as of December 31, 2019, Monument’s internal control over financial reporting associated with assets of approximately 19.8% of the Corporation’s consolidated total assets, and interest income and noninterest income of approximately 14.3% of the Corporation’s consolidated total interest income and noninterest income, as of and for the year ended December 31, 2019.

Baker Tilly Virchow Krause, LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2019. That report appears immediately prior to this report.

February 20, 2020	By:	/s/ J. Bradley Scovill
Date		President and Chief Executive Officer

February 20, 2020	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer

ITEM 9B. OTHER INFORMATION

There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter 2019 that was not disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is incorporated herein by reference to disclosure under the captions “Proposal 1 - Election of Directors,” “Executive Officers,” “Information Concerning Security Ownership” and “Meetings and Committees of the Board of Directors” of the Corporation’s proxy statement dated March 6, 2020 for the annual meeting of stockholders to be held on April 16, 2020.

The Corporation’s Board of Directors has adopted a Code of Ethics, available on the Corporation’s web site at www.cnbankpa.com for the Corporation’s employees, officers and directors. (The provisions of the Code of Ethics are also included in the Corporation’s employee handbook.)

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to disclosure under the captions “Compensation Discussion and Analysis” and “Executive Compensation Tables” of the Corporation’s proxy statement dated March 6, 2020 for the annual meeting of stockholders to be held on April 16, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the caption “Beneficial Ownership of Executive Officers and Directors” of the Corporation’s proxy statement dated March 6, 2020 for the annual meeting of stockholders to be held on April 16, 2020.

“Equity Compensation Plan Information” as required by Item 201(d) of Regulation S-K is incorporated by reference herein from Item 5 (Market for Registrant’s Common Equity and Related Stockholder Matters) of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning loans and deposit balances with Directors and Executive Officers is provided in Note 15 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Additional information, including information concerning director independence, is incorporated herein by reference to disclosure appearing under the captions “Director Independence” and "Related Person Transaction and Policies" of the Corporation's proxy statement dated March 6, 2020 for the annual meeting of stockholders to be held on April 16, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning services provided by the Corporation’s independent auditor Baker Tilly Virchow Krause, LLP, the audit committee’s pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the caption “Fees of Independent Public Accountants” of the Corporation’s proxy statement dated March 6, 2020 for the annual meeting of stockholders to be held on April 16, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following consolidated financial statements are set forth in Part II, Item 8:

Page
Report of Independent Registered Public Accounting Firm	85-86

Financial Statements:
Consolidated Balance Sheets - December 31, 2019 and 2018	37
Consolidated Statements of Income - Years Ended December 31, 2019 and 2018	38
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2019 and 2018	39
Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 2019 and 2018	40
Consolidated Statements of Cash Flows - Years Ended December 31, 2019 and 2018	41
Notes to Consolidated Financial Statements	42-84

(a)(2) Financial statement schedules are not applicable or included in the financial statements or related notes.

2. Plan of acquisition, reorganization, arrangement, liquidation or succession:

2.1 Agreement and Plan of Merger dated September 27, 2018, between the Corporation and Monument Bancorp, Inc.	Incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed September 28, 2018

2.2 Agreement and Plan of Merger dated December 18, 2019, between the Corporation and Covenant Financial, Inc.	Incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed December 18, 2019

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of
the Corporation's Form 8-K filed
September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1 of the
Corporation's Form 8-K filed April 19, 2013

4. (i) through (v) Instruments defining the rights Of securities holders, including indentures	Not applicable

4. (vi) Description of registrant’s securities	Filed herewith

9. Voting trust agreement	Not applicable

10. Material contracts:

10.1 Form of Time-Based Restricted Stock agreement dated January 31, 2020 between the Corporation and Executive Officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

10.2 Form of Restricted Stock agreement dated January 31, 2020 between the Corporation and its independent directors pursuant to the Citizens & Northern Corporation Independent Directors Stock Incentive Plan

Filed herewith

10.3 2020 Annual Performance Incentive Award Plan	Filed herewith

10.4 2020 Annual Performance Incentive Award Plan - Mortgage Lenders	Filed herewith

10.5 Deferred Compensation Agreement dated December 17, 2015	Incorporated by reference to Exhibit 10.8 filed with Corporation’s 10-K on February 15, 2018

10.6 Second Amendment to Employment Agreement dated August 24, 2018 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on August 24, 2018

10.7 First Amendment to Employment Agreement dated June 26, 2017 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on June 27, 2017

10.8 Employment agreement dated March 2, 2015 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on February 9, 2015

10.9 Employment agreement dated September 19, 2013 Corporation’s Form 8-K on September 19, 2013 between the Corporation and Mark A. Hughes	Incorporated by reference to Exhibit 10.2 filed with

10.10 Employment agreement dated September 19, 2013 Corporation’s Form 8-K on September 19, 2013 between the Corporation and Harold F. Hoose, III	Incorporated by reference to Exhibit 10.3 filed with

10.11 Employment agreement dated September 19, 2013 Corporation’s Form 8-K on September 19, 2013 between the Corporation and Deborah E. Scott	Incorporated by reference to Exhibit 10.4 filed with

10.12 Form of Indemnification Agreement dated September 20, 2018 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on November 1, 2018

10.13 Form of Indemnification Agreement dated January 9, 2018 between the Corporation and Tracy E. Watkins	Incorporated by reference to Exhibit 10.6 filed with Corporation’s 10-K on February 15, 2018

10.14 Form of Indemnification Agreement dated February 11, 2015 between the Corporation and Stan R. Dunsmore	Incorporated by reference to Exhibit 10.9 filed with Corporation’s 10-K on February 26, 2015

10.15 Form of Indemnification Agreement dated January 2, 2013 between the Corporation and Shelley L. D'Haene	Incorporated by reference to Exhibit 10.5 filed with Corporation’s Form 10-K on February 21, 2013

10.16 Form of Indemnification Agreement dated January 19, 2011 between the Corporation and John M. Reber	Incorporated by reference to Exhibit 10.6 filed with Corporation's Form 10-K on Feb. 28, 2011

10.17 Form of Indemnification Agreements dated May 2004 between the Corporation and the Directors and certain officers	Incorporated by reference to Exhibit 10.1 filed with Corporation’s 10-K on March 14, 2005

10.18 Change in Control Agreement dated January 9, 2018 between the Corporation and Tracy E. Watkins	Incorporated by reference to Exhibit 10.7 filed with Corporation’s 10-K on February 15, 2018

10.19 Change in Control Agreement dated March 17, 2015 between the Corporation and Stan R. Dunsmore	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on May 8, 2015

10.20 Change in Control Agreement dated January 2, 2013 between the Corporation and Shelley L. D'Haene	Incorporated by reference to Exhibit 10.7 filed with Corporation’s Form 10-K on February 21, 2013

10.21 Change in Control Agreement dated January 20, 2005 between the Corporation and John M. Reber	Incorporated by reference to Exhibit 10.18 filed with Corporation’s Form 10-K on February 18, 2016

10.22 Change in Control Agreement dated December 31, 2003 between the Corporation and Thomas L. Rudy, Jr.	Incorporated by reference to Exhibit 10.2 filed with the Corporation's Form 10-K on March 14, 2005

10.23 Executive Compensation Recoupment Policy dated September 19, 2013	Incorporated by reference to Exhibit 10.5 filed with Corporation’s Form 8-K on September 19, 2013

10.24 Fifth Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 filed with Form 8-K on December 21, 2018

10.25 Fourth Amendment to Citizens & Northern Corporation Stock Incentive Plan and Annual Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with Corporation's Form 8-K on September 19, 2013

10.26 Third Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation's proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.27 Second Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 filed with the Corporation's Form 10-K on March 10, 2004

10.28 First Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with the Corporation's Form 10-K on March 10, 2004

10.29 Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 filed with the Corporation's Form 10-K on March 10, 2004

10.30 Second Amendment to Citizens & Northern Independent Directors Stock incentive Plan	Incorporated by reference to Exhibit 10.2 filed with Form 8-K on December 21, 2018

10.31 First Amendment to Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit B to the Corporation's proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.32 Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation's proxy statement dated March 19, 2001 for the annual meeting of stockholders held on April 17, 2001.

10.33 Citizens & Northern Corporation Supplemental Executive Retirement Plan (as amended and restated)	Incorporated by reference to Exhibit 10.21 filed with the Corporation's Form 10-K on March 6, 2009

10.34 Form of Indemnification Agreements dated May 24, 2018 between the Corporation and Directors Bobbi J. Kilmer, Terry L. Lehman, Frank G. Pellegrino and Aaron K. Singer	Incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed August 6, 2018

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 4 to the Consolidated Financial Statements, which is included in Part II, Item 8 of Form 10-K

12. Statements re: computation of ratios	Not applicable

13. Annual report to security holders, Form 10-Q or quarterly report to security holders	Not applicable

14. Code of ethics

The Code of Ethics is available through the Corporation's website at www.cnbankpa.com. To access the Code of Ethics, click on “About,” “Investor Relations,” “Corporate Governance Policies,” and “Code of Ethics.”

16. Letter re: change in certifying accountant	Not applicable

18. Letter re: change in accounting principles	Not applicable

21. Subsidiaries of the registrant	Filed herewith

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consent of Independent Registered Public Accounting Firm	Filed herewith

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:

31.1 Certification of Chief Executive Officer	Filed herewith

31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

33. Report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

34. Attestation report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

35. Service compliance statement	Not applicable

99. Additional exhibits:

99.1 Additional information mailed or made available online to shareholders with proxy statement and Form 10-K on March 6, 2020	Filed herewith

100. XBRL-related documents	Not applicable

101. Interactive data file	Filed herewith

104. Cover page interactive data file	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ J. Bradley Scovill
President and Chief Executive Officer

Date: February 20, 2020

By:	/s/ Mark A. Hughes
Treasurer and Principal Accounting Officer

Date: February 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS

/s/	Dennis F. Beardslee	/s/	Frank G. Pellegrino
	Dennis F. Beardslee		Frank G. Pellegrino
	Date: February 20, 2020		Date: February 20, 2020

/s/	Clark S. Frame	/s/	Timothy E. Schoener
	Clark S. Frame		Timothy E. Schoener
	Date: February 20, 2020		Date: February 20, 2020

/s/	Susan E. Hartley	/s/	J. Bradley Scovill
	Susan E. Hartley		J. Bradley Scovill
	Date: February 20, 2020		Date: February 20, 2020

/s/	Bobbi J. Kilmer	/s/	Leonard Simpson
	Bobbi J. Kilmer		Leonard Simpson
	Date: February 20, 2020		Date: February 20, 2020

/s/	Leo F. Lambert	/s/	Aaron K. Singer
	Leo F. Lambert		Aaron K. Singer
	Date: February 20, 2020		Date: February 20, 2020

/s/	Terry L. Lehman
Terry L. Lehman
Date: February 20, 2020