Form 10-K/A
period 2019-12-31
CITIZENS & NORTHERN CORP
filed 2020-02-21
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

TABLE OF CONTENTS

Page(s)
Part II.
Item 8. Financial Statements and Supplementary Data	4-53

Part IV:
Item 15. Exhibits and Financial Statement Schedules	54-57
Signature	58

2

Explanatory Note

Citizens & Northern Corporation, (“Corporation”) is filing this Form 10-K/A to provide the conformed signature of Baker Tilly Virchow Krause, LLP which was inadvertently omitted due to an administrative error from the Report of Independent Registered Public Accounting Firm which appears on pages 52 and 53 of Part II, Item 8. There are no other changes to any other pages of Part II, Item 8.

PART II

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

Williamsport, Pennsylvania

February 20, 2020

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following consolidated financial statements are set forth in Part II, Item 8:

Page
Report of Independent Registered Public Accounting Firm	52-53

Financial Statements:
Consolidated Balance Sheets - December 31, 2019 and 2018	4
Consolidated Statements of Income - Years Ended December 31, 2019 and 2018	5
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2019 and 2018	6
Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 2019 and 2018	7
Consolidated Statements of Cash Flows - Years Ended December 31, 2019 and 2018	8
Notes to Consolidated Financial Statements	9-51

(a)(2) Financial statement schedules are not applicable or included in the financial statements or related notes.

2. Plan of acquisition, reorganization, arrangement, liquidation or succession:

2.1 Agreement and Plan of Merger dated September 27, 2018, between the Corporation and Monument Bancorp, Inc.	Incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed September 28, 2018

2.2 Agreement and Plan of Merger dated December 18, 2019, between the Corporation and Covenant Financial, Inc.	Incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed December 18, 2019

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of
the Corporation's Form 8-K filed
September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1 of the
Corporation's Form 8-K filed April 19, 2013

4. (i) through (v) Instruments defining the rights Of securities holders, including indentures	Not applicable

4. (vi) Description of registrant’s securities	Previously Filed

9. Voting trust agreement	Not applicable

10. Material contracts:

10.1 Form of Time-Based Restricted Stock agreement dated January 31, 2020 between the Corporation and Executive Officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Previously Filed

10.2 Form of Restricted Stock agreement dated January 31, 2020 between the Corporation and its independent directors pursuant to the Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Previously Filed

10.3 2020 Annual Performance Incentive Award Plan	Previously Filed

10.4 2020 Annual Performance Incentive Award Plan - Mortgage Lenders	Previously Filed

10.5 Deferred Compensation Agreement dated December 17, 2015	Incorporated by reference to Exhibit 10.8 filed with Corporation’s 10-K on February 15, 2018

10.6 Second Amendment to Employment Agreement dated August 24, 2018 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on August 24, 2018

10.7 First Amendment to Employment Agreement dated June 26, 2017 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on June 27, 2017

10.8 Employment agreement dated March 2, 2015 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on February 9, 2015

10.9 Employment agreement dated September 19, 2013 Corporation’s Form 8-K on September 19, 2013 between the Corporation and Mark A. Hughes	Incorporated by reference to Exhibit 10.2 filed with

10.10 Employment agreement dated September 19, 2013 Corporation’s Form 8-K on September 19, 2013 between the Corporation and Harold F. Hoose, III	Incorporated by reference to Exhibit 10.3 filed with

10.11 Employment agreement dated September 19, 2013 Corporation’s Form 8-K on September 19, 2013 between the Corporation and Deborah E. Scott	Incorporated by reference to Exhibit 10.4 filed with

10.12 Form of Indemnification Agreement dated September 20, 2018 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on November 1, 2018

10.13 Form of Indemnification Agreement dated January 9, 2018 between the Corporation and Tracy E. Watkins	Incorporated by reference to Exhibit 10.6 filed with Corporation’s 10-K on February 15, 2018

10.14 Form of Indemnification Agreement dated February 11, 2015 between the Corporation and Stan R. Dunsmore	Incorporated by reference to Exhibit 10.9 filed with Corporation’s 10-K on February 26, 2015

10.15 Form of Indemnification Agreement dated January 2, 2013 between the Corporation and Shelley L. D'Haene	Incorporated by reference to Exhibit 10.5 filed with Corporation’s Form 10-K on February 21, 2013

10.16 Form of Indemnification Agreement dated January 19, 2011 between the Corporation and John M. Reber	Incorporated by reference to Exhibit 10.6 filed with Corporation's Form 10-K on Feb. 28, 2011

10.17 Form of Indemnification Agreements dated May 2004 between the Corporation and the Directors and certain officers	Incorporated by reference to Exhibit 10.1 filed with Corporation’s 10-K on March 14, 2005

10.18 Change in Control Agreement dated January 9, 2018 between the Corporation and Tracy E. Watkins	Incorporated by reference to Exhibit 10.7 filed with Corporation’s 10-K on February 15, 2018

10.19 Change in Control Agreement dated March 17, 2015 between the Corporation and Stan R. Dunsmore	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on May 8, 2015

10.20 Change in Control Agreement dated January 2, 2013 between the Corporation and Shelley L. D'Haene	Incorporated by reference to Exhibit 10.7 filed with Corporation’s Form 10-K on February 21, 2013

10.21 Change in Control Agreement dated January 20, 2005 between the Corporation and John M. Reber	Incorporated by reference to Exhibit 10.18 filed with Corporation’s Form 10-K on February 18, 2016

10.22 Change in Control Agreement dated December 31, 2003 between the Corporation and Thomas L. Rudy, Jr.	Incorporated by reference to Exhibit 10.2 filed with the Corporation's Form 10-K on March 14, 2005

10.23 Executive Compensation Recoupment Policy dated September 19, 2013	Incorporated by reference to Exhibit 10.5 filed with Corporation’s Form 8-K on September 19, 2013

10.24 Fifth Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 filed with Form 8-K on December 21, 2018

10.25 Fourth Amendment to Citizens & Northern Corporation Stock Incentive Plan and Annual Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with Corporation's Form 8-K on September 19, 2013

10.26 Third Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation's proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.27 Second Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 filed with the Corporation's Form 10-K on March 10, 2004

10.28 First Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with the Corporation's Form 10-K on March 10, 2004

10.29 Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 filed with the Corporation's Form 10-K on March 10, 2004

10.30 Second Amendment to Citizens & Northern Independent Directors Stock incentive Plan	Incorporated by reference to Exhibit 10.2 filed with Form 8-K on December 21, 2018

10.31 First Amendment to Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit B to the Corporation's proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.32 Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation's proxy statement dated March 19, 2001 for the annual meeting of stockholders held on April 17, 2001.

10.33 Citizens & Northern Corporation Supplemental Executive Retirement Plan (as amended and restated)	Incorporated by reference to Exhibit 10.21 filed with the Corporation's Form 10-K on March 6, 2009

10.34 Form of Indemnification Agreements dated May 24, 2018 between the Corporation and Directors Bobbi J. Kilmer, Terry L. Lehman, Frank G. Pellegrino and Aaron K. Singer	Incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed August 6, 2018

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 4 to the Consolidated Financial Statements, which is included in Part II, Item 8 of Form 10-K

12. Statements re: computation of ratios	Not applicable

13. Annual report to security holders, Form 10-Q or quarterly report to security holders	Not applicable

14. Code of ethics

The Code of Ethics is available through the Corporation's website at www.cnbankpa.com. To access the Code of Ethics, click on “About,” “Investor Relations,” “Corporate Governance Policies,” and “Code of Ethics.”

16. Letter re: change in certifying accountant	Not applicable

18. Letter re: change in accounting principles	Not applicable

21. Subsidiaries of the registrant	Previously Filed

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consent of Independent Registered Public Accounting Firm	Previously Filed

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:

31.1 Certification of Chief Executive Officer	Filed herewith

31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

33. Report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

34. Attestation report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

35. Service compliance statement	Not applicable

99. Additional exhibits:

99.1 Additional information mailed or made available online to shareholders with proxy statement and Form 10-K on March 6, 2020	Previously Filed

100. XBRL-related documents	Not applicable

101. Interactive data file	Previously Filed

104. Cover page interactive data file	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Amendment No. 1 to the Citizens & Northern Corporation Annual Report on Form 10-K for the year ended December 31, 2019 has been signed below by the following person on behalf of the registrant and in the capacities indicated.

By: /s/ Mark A. Hughes

Treasurer and Principal Accounting Officer

Date: February 21, 2020

