Form 10-Q
period 2020-03-31
CITIZENS & NORTHERN CORP
filed 2020-05-07
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	13,786,402 Shares Outstanding on May 4, 2020

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data) (Unaudited)	March 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks:
Noninterest-bearing	$17,044	$17,667
Interest-bearing	15,634	17,535
Total cash and due from banks	32,678	35,202
Available-for-sale debt securities, at fair value	342,416	346,723
Marketable equity security	994	979
Loans held for sale	579	767

Loans receivable	1,167,473	1,182,222
Allowance for loan losses	(11,330)	(9,836)
Loans, net	1,156,143	1,172,386

Bank-owned life insurance	18,745	18,641
Accrued interest receivable	5,192	5,001
Bank premises and equipment, net	18,023	17,170
Foreclosed assets held for sale	1,685	2,886
Deferred tax asset, net	684	2,618
Goodwill	28,388	28,388
Core deposit intangibles	1,185	1,247
Other assets	22,733	22,137
TOTAL ASSETS	$1,629,445	$1,654,145

LIABILITIES
Deposits:
Noninterest-bearing	$288,316	$285,904
Interest-bearing	961,596	966,756
Total deposits	1,249,912	1,252,660
Short-term borrowings	37,607	86,220
Long-term borrowings	72,944	52,127
Subordinated debt	6,500	6,500
Accrued interest and other liabilities	11,254	12,186
TOTAL LIABILITIES	1,378,217	1,409,693

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares;
issued 13,934,996 and outstanding 13,787,160 at March 31, 2020;
issued 13,934,996 and outstanding 13,716,445 at December 31, 2019;	13,935	13,935
Paid-in capital	103,731	104,519
Retained earnings	126,944	126,480
Treasury stock, at cost; 147,836 shares at March 31, 2020 and 218,551
shares at December 31, 2019	(2,856)	(4,173)
Accumulated other comprehensive income	9,474	3,691
TOTAL STOCKHOLDERS' EQUITY	251,228	244,452
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,629,445	$1,654,145

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income	3 Months Ended
(In Thousands Except Per Share Data) (Unaudited)	March 31,	March 31,
	2020	2019
INTEREST INCOME
Interest and fees on loans:
Taxable	$14,461	$9,948
Tax-exempt	459	564
Interest on mortgages held for sale	6	3
Interest on balances with depository institutions	81	116
Income from available-for-sale debt securities:
Taxable	1,588	1,834
Tax-exempt	437	594
Dividends on marketable equity security	5	6
Total interest and dividend income	17,037	13,065
INTEREST EXPENSE
Interest on deposits	2,155	1,053
Interest on short-term borrowings	198	79
Interest on long-term borrowings	295	218
Interest on subordinated debt	107	0
Total interest expense	2,755	1,350
Net interest income	14,282	11,715
Provision (credit) for loan losses	1,528	(957)
Net interest income after provision (credit) for loan losses	12,754	12,672
NONINTEREST INCOME
Trust and financial management revenue	1,479	1,360
Brokerage revenue	333	307
Insurance commissions, fees and premiums	33	30
Service charges on deposit accounts	1,250	1,250
Service charges and fees	63	79
Interchange revenue from debit card transactions	731	643
Net gains from sale of loans	315	87
Loan servicing fees, net	(14)	28
Increase in cash surrender value of life insurance	104	92
Other noninterest income	987	530
Total noninterest income	5,281	4,406
NONINTEREST EXPENSE
Salaries and wages	5,340	4,493
Pensions and other employee benefits	2,038	1,618
Occupancy expense, net	745	657
Furniture and equipment expense	358	301
Data processing expenses	1,018	803
Automated teller machine and interchange expense	297	189
Pennsylvania shares tax	422	347
Professional fees	379	222
Telecommunications	206	164
Directors' fees	170	183
Merger-related expenses	141	311
Other noninterest expense	1,939	1,719
Total noninterest expense	13,053	11,007
Income before income tax provision	4,982	6,071
Income tax provision	816	981
NET INCOME	$4,166	$5,090
EARNINGS PER COMMON SHARE - BASIC	$0.30	$0.41
EARNINGS PER COMMON SHARE - DILUTED	$0.30	$0.41

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income	Three Months Ended
(In Thousands)	March 31,	March 31,
	2020	2019
Net income	$4,166	$5,090

Unrealized holding gains on available-for-sale debt securities	7,240	4,261

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	88	214
Amortization of prior service cost and net actuarial loss included in
net periodic benefit cost	(8)	(8)
Other comprehensive gain on unfunded retirement obligations	80	206

Other comprehensive income before income tax	7,320	4,467
Income tax related to other comprehensive income	(1,537)	(938)

Net other comprehensive income	5,783	3,529

Comprehensive income	$9,949	$8,619

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS	3 Months Ended
(In Thousands)	March 31,	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,166	$5,090
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	1,528	(957)
Accretion and amortization on securities, net	367	209
Increase in cash surrender value of life insurance	(104)	(92)
Depreciation and amortization of bank premises and equipment	447	425
Other accretion and amortization, net	(355)	(3)
Stock-based compensation	194	229
Deferred income taxes	397	476
Decrease in fair value of servicing rights	126	77
Gains on sales of loans, net	(315)	(87)
Origination of loans held for sale	(10,414)	(2,259)
Proceeds from sales of loans held for sale	10,842	2,539
Increase in accrued interest receivable and other assets	(1,886)	(649)
Decrease in accrued interest payable and other liabilities	(799)	(2,217)
Other	(67)	39
Net Cash Provided by Operating Activities	4,127	2,820
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	0	100
Proceeds from sales of available-for-sale debt securities	6,722	0
Proceeds from calls and maturities of available-for-sale debt securities	17,451	18,613
Purchase of available-for-sale debt securities	(12,993)	(8,934)
Redemption of Federal Home Loan Bank of Pittsburgh stock	3,660	2,308
Purchase of Federal Home Loan Bank of Pittsburgh stock	(2,735)	(1,753)
Net decrease in loans	15,179	1,681
Proceeds from bank owned life insurance	0	796
Purchase of premises and equipment	(1,300)	(496)
Proceeds from sale of foreclosed assets	1,253	176
Other	70	46
Net Cash Provided by Investing Activities	27,307	12,537
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(2,789)	6,139
Net decrease in short-term borrowings	(48,619)	(7,721)
Proceeds from long-term borrowings	25,891	5,000
Repayments of long-term borrowings	(5,074)	(8,071)
Sale of treasury stock	124	162
Purchase of vested restricted stock	(163)	(189)
Common dividends paid	(3,328)	(4,062)
Net Cash Used in Financing Activities	(33,958)	(8,742)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,524)	6,615
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,122	32,827
CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,598	$39,442
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Right-of-use assets recognized at adoption of ASU 2016-02	$0	$1,132
Leased assets obtained in exchange for new operating lease liabilities	$0	$346
Assets acquired through foreclosure of real estate loans	$0	$399
Interest paid	$2,650	$1,377
Income taxes paid	$42	$50

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders' Equity
(In Thousands Except Share and Per Share Data) (Unaudited)
						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Three Months Ended March 31, 2020	Shares	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2019	13,934,996	218,551	$13,935	$104,519	$126,480	$3,691	$(4,173)	$244,452
Net income					4,166			4,166
Other comprehensive income, net						5,783		5,783
Cash dividends declared on common
stock, $.27 per share					(3,702)			(3,702)
Shares issued for dividend reinvestment
plan		(13,945)		104			270	374
Share issued from treasury and redeemed
related to exercise of stock options		(9,652)		(62)			186	124
Restricted stock granted		(55,864)		(1,079)			1,079	0
Forfeiture of restricted stock		2,884		55			(55)	0
Stock-based compensation expense				194				194
Purchase of restricted stock for
tax withholding		5,862					(163)	(163)
Balance, March 31, 2020	13,934,996	147,836	$13,935	$103,731	$126,944	$9,474	$(2,856)	$251,228

Three Months Ended March 31, 2019
Balance, December 31, 2018	12,655,171	335,841	$12,655	$72,602	$122,643	$(4,170)	$(6,362)	$197,368
Net income					5,090			5,090
Other comprehensive income, net						3,529		3,529
Cash dividends declared on common
stock, $.37 per share					(4,578)			(4,578)
Shares issued for dividend reinvestment
plan		(20,487)		125			391	516
Shares issued from treasury and redeemed
related to exercise of stock options		(12,638)		(78)			240	162
Restricted stock granted		(48,137)		(918)			918	0
Forfeiture of restricted stock		156		3			(3)	0
Stock-based compensation expense				229				229
Purchase of restricted stock for
tax withholding		7,392					(189)	(189)
Balance, March 31, 2019	12,655,171	262,127	$12,655	$71,963	$123,155	$(641)	$(5,005)	$202,127

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF INTERIM PRESENTATION AND STATUS OF RECENT ACCOUNTING PRONOUNCEMENTS

The consolidated financial statements include the accounts of Citizens & Northern Corporation and its subsidiaries, Citizens & Northern Bank (“C&N Bank”), Bucktail Life Insurance Company and Citizens & Northern Investment Corporation (collectively, “Corporation”). The consolidated financial statements also include C&N Bank’s wholly-owned subsidiaries, C&N Financial Services Corporation and Northern Tier Holding LLC. C&N Bank is the sole member of Northern Tier Holding LLC. All material intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial information included herein, except the consolidated balance sheet dated December 31, 2019, is unaudited. Such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity for the interim periods; however, the information does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for a complete set of financial statements. Certain 2019 information has been reclassified for consistency with the 2020 presentation.

Operating results reported for the three-month period ended March 31, 2020 might not be indicative of the results for the year ending December 31, 2020. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

ASU 2020-04, Reference Rate Reform (Topic 848) provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments in Update 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The guidance includes a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. Some specific optional expedients are as follows:

·	Simplifies accounting for contract modifications, including modifications to loans receivable and debt, by prospectively adjusting the effective interest rate.
·	Simplifies the assessment of hedge effectiveness and allows hedging relationships affected by reference rate reform to continue.

The amendments in this Update are effective as of March 12, 2020 through December 31, 2022. The Corporation expects to apply the amendments prospectively for applicable loan and other contracts within the effective period of this Update.

2. BUSINESS COMBINATION AND PENDING ACQUISITION

Business Combination – Acquisition of Monument Bancorp, Inc.

On April 1, 2019, the Corporation completed its acquisition of 100% of the common stock of Monument Bancorp, Inc.(“Monument.”) Monument was the parent company of Monument Bank, a commercial bank which operated two community bank offices and one lending office in Bucks County, Pennsylvania. Pursuant to the merger, Monument was merged into Citizens & Northern Corporation and Monument Bank was merged into C&N Bank.

Total purchase consideration was $42.7 million, including cash paid to former Monument shareholders totaling $9.6 million and 1,279,825 shares of Corporation common stock issued with a value of $33.1 million, net of costs directly related to stock issuance of $181,000.

In connection with the transaction, the Corporation recorded goodwill of $16.4 million and a core deposit intangible asset of $1.5 million. Total loans acquired on April 1, 2019 were valued at $259.3 million, while total deposits assumed were valued at $223.3 million, borrowings were valued at $111.6 million and subordinated debt was valued at $12.4 million. The subordinated debt included an instrument with a fair value of $5.4 million that was redeemed on April 1, 2019 with no realized gain or loss. The Corporation acquired available-for-sale debt securities valued at $94.6 million and sold the securities in early April for approximately no realized gain or loss. The assets purchased and liabilities assumed in the merger were recorded at their estimated fair values at the time of closing, subject to refinement for up to one year after the closing date. There were no adjustments to the fair value measurements of assets or liabilities in the first quarter 2020.

Merger-related expenses, including legal and professional expenses and conversion of Monument’s customer accounting data into C&N’s core system, were $311,000 in the first quarter 2019.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Pending Acquisition of Covenant Financial, Inc.

In December 2019, the Corporation announced a plan of merger to acquire Covenant Financial, Inc. (“Covenant”). Covenant is the holding company for Covenant Bank, which operates banking offices in Bucks and Chester Counties of PA. At March 31, 2020, Covenant reported total assets of $522 million, liabilities of $479 million and stockholders’ equity of $43 million. Under the terms of the definitive agreement, the Corporation will pay cash for 25% of the Covenant shares and will convert 75% of Covenant shares to the Corporation’s common stock. The transaction was valued on December 18, 2019 at approximately $77 million. Based on the average closing price of the Corporation’s common stock in the final 10 trading days of March 2020 of $18.87 per share, the value of the transaction would be $60 million. The value used to record the stock-based portion of the merger consideration will be based on the average of the high and low trading price of the Corporation’s common stock on the closing date. The merger is subject to satisfaction of customary closing conditions, including receipt of regulatory approvals and approval of Covenant’s shareholders. The merger is expected to close in the third quarter 2020.

In the first quarter 2020, the Corporation incurred merger-related expenses related to the planned acquisition of Covenant totaling $141,000, In the year ending December 31, 2020, management expects the Corporation to incur significant additional merger-related expenses, including severance and similar expenses, costs associated with termination of data processing contracts, conversion of Covenant’s customer accounting data, legal and professional fees and various other costs. Management estimates pre-tax merger-related expenses associated with the Covenant acquisition will total approximately $7.4 million ($6.0 million, net of tax), with most of the expenses expected to be incurred in the third quarter 2020.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands, Except Share and Per Share Data)

	3 Months Ended
	March 31,	March 31,
	2020	2019
Basic
Net income	$4,166	$5,090
Less: Dividends and undistributed earnings allocated to participating securities	(20)	(27)
Net income attributable to common shares	$4,146	$5,063
Basic weighted-average common shares outstanding	13,685,257	12,308,862
Basic earnings per common share (a)	$0.30	$0.41
Diluted
Net income attributable to common shares	$4,146	$5,063
Basic weighted-average common shares outstanding	13,685,257	12,308,862
Dilutive effect of potential common stock arising from stock options	13,981	25,445
Diluted weighted-average common shares outstanding	13,699,238	12,334,307
Diluted earnings per common share (a)	$0.30	$0.41
Weighted-average nonvested restricted shares outstanding	65,533	65,639

(a) Basic and diluted earnings per share under the two-class method are determined on net income reported on the consolidated statements of income, less earnings allocated to non-vested restricted shares with nonforfeitable dividends (participating securities).

Anti-dilutive stock options are excluded from net income per share calculations. There were no anti-dilutive instruments in the three-month periods ended March 31, 2020 and 2019.

4. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended March 31, 2020

Other comprehensive income from available-for-sale debt securities, Unrealized holding gains on available-for-sale debt securities	$7,240	$(1,521)	$5,719

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	88	(18)	70
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(8)	2	(6)
Other comprehensive income on unfunded retirement obligations	80	(16)	64

Total other comprehensive income	$7,320	$(1,537)	$5,783

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended March 31, 2019

Other comprehensive income from available-for-sale debt securities, Unrealized holding gains on available-for-sale securities	$4,261	$(895)	$3,366

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	214	(45)	169
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(8)	2	(6)
Other comprehensive income on unfunded retirement obligations	206	(43)	163

Total other comprehensive income	$4,467	$(938)	$3,529

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

(In Thousands)	Unrealized		Accumulated
	Gains	Unfunded	Other
	(Losses)	Retirement	Comprehensive
	on Securities	Obligations	Income (Loss)
Three Months Ended March 31, 2020
Balance, beginning of period	$3,511	$180	$3,691
Other comprehensive income during three months ended March 31, 2020	5,719	64	5,783
Balance, end of period	$9,230	$244	$9,474

Three Months Ended March 31, 2019
Balance, beginning of period	$(4,307)	$137	$(4,170)
Other comprehensive income during three months ended March 31, 2019	3,366	163	3,529
Balance, end of period	$(941)	$300	$(641)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Items reclassified out of each component of other comprehensive income (loss) are as follows:

For the Three Months Ended March 31, 2020
(In Thousands)	Reclassified from
	Accumulated Other
Details about Accumulated Other	Comprehensive	Affected Line Item in the Consolidated
Comprehensive Income Components	Income	Statements of Income
Amortization of defined benefit pension and postretirement items:
Prior service cost	(8)	Other noninterest expense
	2	Income tax provision
Total reclassifications for the period	$(6)

For the Three Months Ended March 31, 2019
(In Thousands)
	Reclassified from
	Accumulated Other
Details about Accumulated Other	Comprehensive	Affected Line Item in the Consolidated
Comprehensive Income (Loss) Components	Income (Loss)	Statements of Income
Amortization of defined benefit pension and postretirement items:
Prior service cost	(8)	Other noninterest expense
	2	Income tax provision
Total reclassifications for the period	$(6)

5. CASH AND DUE FROM BANKS

Cash and due from banks at March 31, 2020 and December 31, 2019 include the following:

(In thousands)	March 31	Dec. 31,
	2020	2019
Cash and cash equivalents	$28,598	$31,122
Certificates of deposit	4,080	4,080
Total cash and due from banks	$32,678	$35,202

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

Historically, C&N Bank has been required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. In March 2020, the Federal Reserve Board reduced reserve requirements for U.S. banks to 0%. Accordingly, C&N Bank had no required reserves at March 31, 2020. Required reserves were $20,148,000 at December 31, 2019.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

6. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at March 31, 2020 and December 31, 2019 are summarized as follows:

		March 31, 2020
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$15,704	$704	$0	$16,408
Obligations of states and political subdivisions:
Tax-exempt	78,126	2,982	(36)	81,072
Taxable	35,764	1,348	(38)	37,074
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	54,280	1,472	0	55,752
Residential collateralized mortgage obligations	101,130	2,435	(9)	103,556
Commercial mortgage-backed securities	45,727	2,846	(19)	48,554
Total available-for-sale debt securities	$330,731	$11,787	$(102)	$342,416

		December 31, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$16,380	$620	$0	$17,000
Obligations of states and political subdivisions:
Tax-exempt	68,787	2,011	(38)	70,760
Taxable	35,446	927	(70)	36,303
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	58,875	472	(137)	59,210
Residential collateralized mortgage obligations	115,025	308	(610)	114,723
Commercial mortgage-backed securities	47,765	1,069	(107)	48,727
Total available-for-sale debt securities	$342,278	$5,407	$(962)	$346,723

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019:

March 31, 2020	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions:
Tax-exempt	$2,968	$(36)	$0	$0	$2,968	$(36)
Taxable	1,270	(38)	0	0	1,270	(38)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential collateralized mortgage obligations	875	(9)	0	0	875	(9)
Commercial mortgage-backed securities	3,613	(19)	0	0	3,613	(19)
Total temporary impaired available-for-sale debt securities	$8,726	$(102)	$0	$0	$8,726	$(102)

December 31, 2019	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions:
Tax-exempt	$6,429	$(38)	$0	$0	$6,429	$(38)
Taxable	5,624	(68)	161	(2)	5,785	(70)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	9,771	(35)	14,787	(102)	24,558	(137)
Residential collateralized mortgage obligations	31,409	(195)	30,535	(415)	61,944	(610)
Commercial mortgage-backed securities	0	0	8,507	(107)	8,507	(107)
Total temporarily impaired available-for-sale debt securities	$53,233	$(336)	$53,990	($626)	$107,223	$(962)

Gross realized gains and losses from available-for-sale securities were as follows:

(In Thousands)	3 Months Ended
	March 31,	March 31,
	2020	2019
Gross realized gains from sales	$52	$0
Gross realized losses from sales	(52)	0
Net realized gains	$0	$0

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of March 31, 2020. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)

	March 31, 2020
	Amortized	Fair
	Cost	Value
Due in one year or less	$6,611	$6,644
Due from one year through five years	33,945	34,945
Due from five years through ten years	43,596	45,168
Due after ten years	45,442	47,797
Sub-total	129,594	134,554
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	54,280	55,752
Residential collateralized mortgage obligations	101,130	103,556
Commercial mortgage-backed securities	45,727	48,554
Total	$330,731	$342,416

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

Investment securities carried at $206,718,000 at March 31, 2020 and $215,270,000 at December 31, 2019 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 9 for information concerning securities pledged to secure borrowing arrangements.

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

A summary of information management considered in evaluating debt and equity securities for other-than-temporary impairment (“OTTI”) at March 31, 2020 is provided below.

Debt Securities

At March 31, 2020 and December 31, 2019, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities at March 31, 2020 and December 31, 2019 to be temporary.

Equity Securities

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $9,206,000 at March 31, 2020 and $10,131,000 at December 31, 2019. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at March 31, 2020 and December 31, 2019. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation’s marketable equity security, with a carrying value of $994,000 at March 31, 2020 and $979,000 at December 31, 2019, consisted exclusively of one mutual fund. There was an unrealized loss on the mutual fund of $6,000 at March 31, 2020 and $21,000 at December 31, 2019. There was a decrease in the unrealized loss of $15,000 in the first quarter 2020 and a decrease in the unrealized loss of $12,000 in the first quarter 2019. Changes in the unrealized losses on this security are included in other noninterest income in the consolidated statements of income.

7. LOANS

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans. Loans outstanding at March 31, 2020 and December 31, 2019 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type

(In Thousands)

	March 31,	Dec. 31,
	2020	2019
Residential mortgage:
Residential mortgage loans - first liens	$508,387	$510,641
Residential mortgage loans - junior liens	27,028	27,503
Home equity lines of credit	32,090	33,638
1-4 Family residential construction	14,121	14,798
Total residential mortgage	581,626	586,580
Commercial:
Commercial loans secured by real estate	295,860	301,227
Commercial and industrial	132,308	126,374
Political subdivisions	43,613	53,570
Commercial construction and land	33,340	33,555
Loans secured by farmland	11,524	12,251
Multi-family (5 or more) residential	32,370	31,070
Agricultural loans	3,886	4,319
Other commercial loans	16,430	16,535
Total commercial	569,331	578,901
Consumer	16,516	16,741
Total	1,167,473	1,182,222
Less: allowance for loan losses	(11,330)	(9,836)
Loans, net	$1,156,143	$1,172,386

In the table above, outstanding loan balances are presented net of deferred loan origination fees, net, of $2,492,000 at March 31, 2020 and $2,482,000 at December 31, 2019.

Effective April 1, 2019, the Corporation acquired loans pursuant to the acquisition of Monument. The loans acquired from Monument were recorded at an initial fair value of $259,295,000. The gross amortized cost of loans acquired from Monument on April 1, 2019 was reduced $1,807,000 based on movements in interest rates (market rate adjustment) and was also reduced $1,914,000 based on a credit fair value adjustment on non-impaired loans and by $318,000 based on a credit fair value adjustment on impaired loans. In the last three quarters of 2019, the Corporation recognized accretion of a portion of the market rate adjustment and credit adjustment on non-impaired loans, and a partial recovery of purchased credit impaired (PCI) loans. In the first quarter 2020, adjustments to the initial market rate and credit fair value adjustments were recognized as follows:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)

		Credit
	Market	Adjustment on
	Rate	Non-impaired
	Adjustment	Loans
Adjustments to gross amortized
cost of loans at December 31, 2019	$(1,415)	$(1,216)
Accretion recognized in interest
income	147	205
Adjustments to gross amortized
cost of loans at March 31, 2020	$(1,268)	$(1,011)

Loans acquired from Monument that were identified as having a deterioration in credit quality (purchased credit impaired, or PCI) were valued at $441,000 at April 1, 2019, which was $318,000 lower than the total outstanding balance of the loans. The fair values of all of the PCI loans were determined based on the estimated realizable value of underlying real estate collateral, net of estimated selling cost. In the first quarter 2020, the Corporation recorded interest income of $112,000 from the excess of proceeds received on the pay-off of PCI loans over their carrying amounts. A summary of PCI loans held at March 31, 2020 and December 31, 2019 is as follows:

(In Thousands)

	March 31,	December 31,
	2020	2019
Outstanding balance	$408	$759
Carrying amount	305	441

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in northcentral Pennsylvania, the southern tier of New York State and southeastern Pennsylvania. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either March 31, 2020 or December 31, 2019.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of March 31, 2020, and December 31, 2019, management determined that no allowance for credit losses related to unfunded loan commitments was required.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month periods ended March 31, 2020 and 2019 were as follows:

Three Months Ended March 31, 2020

(In Thousands)

	Dec. 31,				March 31,
	2019 Balance	Charge-offs	Recoveries	Provision (Credit)	2020 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,405	$0	$1	$166	$3,572
Residential mortgage loans - junior liens	384	0	1	29	414
Home equity lines of credit	276	0	1	1	278
1-4 Family residential construction	117	0	0	2	119
Total residential mortgage	4,182	0	3	198	4,383
Commercial:
Commercial loans secured by real estate	1,921	0	0	11	1,932
Commercial and industrial	1,391	(17)	0	1,271	2,645
Commercial construction and land	966	0	0	4	970
Loans secured by farmland	158	0	0	(14)	144
Multi-family (5 or more) residential	156	0	0	43	199
Agricultural loans	41	0	0	(2)	39
Other commercial loans	155	0	0	5	160
Total commercial	4,788	(17)	0	1,318	6,089
Consumer	281	(31)	11	12	273
Unallocated	585	0	0	0	585
Total Allowance for Loan Losses	$9,836	$(48)	$14	$1,528	$11,330

Three Months Ended March 31, 2019

(In Thousands)

	Dec. 31,				March 31,
	2018 Balance	Charge-offs	Recoveries	Provision (Credit)	2019 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,156	$(50)	$1	$71	$3,178
Residential mortgage loans - junior liens	325	(24)	0	28	329
Home equity lines of credit	302	0	3	(19)	286
1-4 Family residential construction	203	0	0	(5)	198
Total residential mortgage	3,986	(74)	4	75	3,991
Commercial:
Commercial loans secured by real estate	2,538	0	0	(651)	1,887
Commercial and industrial	1,553	0	2	(486)	1,069
Commercial construction and land	110	0	0	4	114
Loans secured by farmland	102	0	0	(4)	98
Multi-family (5 or more) residential	114	0	0	(2)	112
Agricultural loans	46	0	0	(3)	43
Other commercial loans	128	0	0	(7)	121
Total commercial	4,591	0	2	(1,149)	3,444
Consumer	233	(37)	9	31	236
Unallocated	499	0	0	86	585
Total Allowance for Loan Losses	$9,309	$(111)	$15	$(957)	$8,256

In the evaluation of the loan portfolio, management determines two major components for the allowance for loan losses – (1) a specific component based on an assessment of certain larger relationships, mainly commercial purpose loans, on a loan-by-loan basis; and (2) a general component for the remainder of the portfolio, except for performing loans purchased from Monument, based on a collective evaluation of pools of loans with similar risk characteristics. The general component is assigned to each pool of loans based on both historical net charge-off experience, and an evaluation of certain qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the above methodologies for estimating specific and general losses in the portfolio.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Performing loans acquired from Monument are presented net of a discount for credit losses of $1,011,000 at March 31, 2020 and $1,216,000 at December 31, 2019. This discount reflects an estimate of the present value of credit losses based on market expectations at the date of acquisition of $1,914,000, subsequently reduced as accretion has been recognized based on estimated and actual principal pay-downs. None of the performing loans purchased were found to be impaired at March 31, 2020, and the purchased performing loans were excluded from the loan pools for which the general component of the allowance for loan losses was calculated.

In the first quarter 2020, the provision for loan losses was $1,528,000, up from a credit (reduction in expense) to the provision of $957,000 in the first quarter 2019. In the first quarter 2020, the Corporation recognized a specific allowance of $1,193,000 related to a commercial loan with an outstanding balance of $3.5 million at March 31, 2020. In total, the provision included a charge of $1,210,000 related to specific loans (net increase in specific allowances on loans of $1,176,000 and net charge-offs of $34,000), a charge of $402,000 attributable to increases in qualitative factors and a credit of $67,000 in the net charge-off experience factors used to estimate the allowance, and a net credit of $17,000 from the impact of a reduction in total outstanding loans. In comparison, the Corporation recorded a credit for loan losses (reduction in expense) of $957,000 in the first quarter 2019, as specific allowances totaling $1,365,000 at December 31, 2018 on two commercial loans were eliminated. These two loans were no longer considered impaired at March 31, 2019 and were returned to full accrual status in the first quarter 2019. In total, the first quarter 2019 credit for loan losses included a net credit of $1,011,000 related to changes in specific allowances on loans, adjusted for net charge-offs during the period, partially offset by a net increase of $54,000 in the collectively determined and unallocated portions of the allowance for loan losses.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of March 31, 2020 and December 31, 2019:

March 31, 2020

(In Thousands)

					Purchased
		Special			Credit
	Pass	Mention	Substandard	Doubtful	Impaired	Total
Residential Mortgage:
Residential Mortgage loans - first liens	$498,803	$305	$9,202	$0	$77	$508,387
Residential Mortgage loans - junior liens	26,367	136	525	0	0	27,028
Home Equity lines of credit	31,613	59	418	0	0	32,090
1-4 Family residential construction	14,121	0	0	0	0	14,121
Total residential mortgage	570,904	500	10,145	0	77	581,626
Commercial:
Commercial loans secured by real estate	287,783	6,191	1,658	0	228	295,860
Commercial and Industrial	117,424	8,728	6,156	0	0	132,308
Political subdivisions	43,613	0	0	0	0	43,613
Commercial construction and land	32,016	0	1,324	0	0	33,340
Loans secured by farmland	5,569	5,062	893	0	0	11,524
Multi-family (5 or more) residential	31,465	0	905	0	0	32,370
Agricultural loans	2,956	304	626	0	0	3,886
Other commercial loans	16,380	0	50	0	0	16,430
Total commercial	537,206	20,285	11,612	0	228	569,331
Consumer	16,433	0	83	0	0	16,516
Totals	$1,124,543	$20,785	$21,840	$0	$305	$1,167,473

December 31, 2019

(In Thousands)

					Purchased
		Special			Credit
	Pass	Mention	Substandard	Doubtful	Impaired	Total
Residential Mortgage:
Residential Mortgage loans - first liens	$500,963	$193	$9,324	$84	$77	$510,641
Residential Mortgage loans - junior liens	26,953	79	471	0	0	27,503
Home Equity lines of credit	33,170	59	409	0	0	33,638
1-4 Family residential construction	14,798	0	0	0	0	14,798
Total residential mortgage	575,884	331	10,204	84	77	586,580
Commercial:
Commercial loans secured by real estate	294,397	4,773	1,693	0	364	301,227
Commercial and Industrial	114,293	9,538	2,543	0	0	126,374
Political subdivisions	53,570	0	0	0	0	53,570
Commercial construction and land	32,224	0	1,331	0	0	33,555
Loans secured by farmland	6,528	4,681	1,042	0	0	12,251
Multi-family (5 or more) residential	30,160	0	910	0	0	31,070
Agricultural loans	3,343	335	641	0	0	4,319
Other commercial loans	16,416	0	119	0	0	16,535
Total commercial	550,931	19,327	8,279	0	364	578,901
Consumer	16,720	0	21	0	0	16,741
Totals	$1,143,535	$19,658	$18,504	$84	$441	$1,182,222

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The general component of the allowance for loan losses covers pools of loans including commercial loans not considered individually impaired, as well as smaller balance homogeneous classes of loans, such as residential real estate, home equity lines of credit and other consumer loans. Accordingly, the Corporation generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such a loan: (1) is subject to a restructuring agreement, or (2) has an outstanding balance of $400,000 or more and a credit grade of Special Mention, Substandard or Doubtful. The pools of loans are evaluated for loss exposure based upon average historical net charge-off rates for each loan class, adjusted for qualitative factors (described in the following paragraphs). The time period used in determining the average historical net charge-off rate for each loan class is based on management’s evaluation of an appropriate time period that captures an historical loss experience relevant to the current portfolio. At March 31, 2020 and December 31, 2019, a five-year average net charge-off rate was used for commercial loans secured by real estate and for multi-family residential loans, while a three-year average net charge-off rate was used for all other loan classes.

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

The scope of loans reviewed individually each quarter to determine if they are impaired include all commercial loan relationships greater than $200,000 and any residential mortgage or consumer loans of $400,000 or more for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Loans that are individually reviewed, but which are determined to not be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually reviewed, but which have been determined to not be impaired, are included in the “Collectively Evaluated” column in the table summarizing the allowance and associated loan balances as of March 31, 2020 and December 31, 2019. All loans classified as troubled debt restructurings (discussed in more detail below) and all commercial loan relationships less than $200,000 or other loan relationships less than $400,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of March 31, 2020 and December 31, 2019.

March 31, 2020

(In Thousands)

	Loans:				Allowance for Loan Losses:
			Purchased
	Individually	Collectively	Performing		Individually	Collectively
	Evaluated	Evaluated	Loans	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$556	$405,687	$102,144	$508,387	$0	$3,572	$3,572
Residential mortgage loans - junior liens	367	24,755	1,906	27,028	194	220	414
Home equity lines of credit	0	30,580	1,510	32,090	0	278	278
1-4 Family residential construction	0	13,963	158	14,121	0	119	119
Total residential mortgage	923	474,985	105,718	581,626	194	4,189	4,383
Commercial:
Commercial loans secured by real estate	714	193,507	101,639	295,860	0	1,932	1,932
Commercial and industrial	4,974	124,917	2,417	132,308	1,325	1,320	2,645
Political subdivisions	0	43,613	0	43,613	0	0	0
Commercial construction and land	1,255	29,308	2,777	33,340	674	296	970
Loans secured by farmland	424	10,845	255	11,524	34	110	144
Multi-family (5 or more) residential	0	13,517	18,853	32,370	0	199	199
Agricultural loans	0	3,886	0	3,886	0	39	39
Other commercial loans	0	15,864	566	16,430	0	160	160
Total commercial	7,367	435,457	126,507	569,331	2,033	4,056	6,089
Consumer	0	16,516	0	16,516	0	273	273
Unallocated							585

Total	$8,290	$926,958	$232,225	$1,167,473	$2,227	$8,518	$11,330

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2019

(In Thousands)

	Loans:				Allowance for Loan Losses:
			Purchased
	Individually	Collectively	Performing		Individually	Collectively
	Evaluated	Evaluated	Loans	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$1,023	$405,186	$104,432	$510,641	$0	$3,405	$3,405
Residential mortgage loans - junior liens	368	24,730	2,405	27,503	176	208	384
Home equity lines of credit	0	32,147	1,491	33,638	0	276	276
1-4 Family residential construction	0	14,640	158	14,798	0	117	117
Total residential mortgage	1,391	476,703	108,486	586,580	176	4,006	4,182
Commercial:
Commercial loans secured by real estate	684	198,532	102,011	301,227	0	1,921	1,921
Commercial and industrial	1,467	122,313	2,594	126,374	149	1,242	1,391
Political subdivisions	0	53,570	0	53,570	0	0	0
Commercial construction and land	1,261	29,710	2,584	33,555	678	288	966
Loans secured by farmland	607	11,386	258	12,251	48	110	158
Multi-family (5 or more) residential	0	10,617	20,453	31,070	0	156	156
Agricultural loans	76	4,243	0	4,319	0	41	41
Other commercial loans	0	15,947	588	16,535	0	155	155
Total commercial	4,095	446,318	128,488	578,901	875	3,913	4,788
Consumer	0	16,741	0	16,741	0	281	281
Unallocated							585

Total	$5,486	$939,762	$236,974	$1,182,222	$1,051	$8,200	$9,836

Summary information related to impaired loans at March 31, 2020 and December 31, 2019 is provided in the table immediately below. Purchased credit impaired loans are excluded from the table.

(In Thousands)

	March 31, 2020			December 31, 2019
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Residential mortgage loans - first liens	$180	$152	$0	$645	$617	$0
Residential mortgage loans - junior liens	41	41	0	42	42	0
Commercial loans secured by real estate	714	714	0	684	684	0
Commercial and industrial	587	587	0	563	563	0
Loans secured by farmland	87	87	0	129	129	0
Agricultural loans	0	0	0	76	76	0
Total with no related allowance recorded	1,609	1,581	0	2,139	2,111	0

With a related allowance recorded:
Residential mortgage loans - first liens	404	404	0	406	406	0
Residential mortgage loans - junior liens	326	326	194	326	326	176
Commercial and industrial	4,387	4,387	1,325	904	904	149
Construction and other land loans	1,255	1,255	674	1,261	1,261	678
Loans secured by farmland	337	337	34	478	478	48
Total with a related allowance recorded	6,709	6,709	2,227	3,375	3,375	1,051
Total	$8,318	$8,290	$2,227	$5,514	$5,486	$1,051

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The average balance of impaired loans, excluding purchased credit impaired loans, and interest income recognized on these impaired loans is as follows:

(In Thousands)

			Interest Income Recognized on
	Average Investment in Impaired Loans		Impaired Loans on a Cash Basis
	3 Months Ended		3 Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Residential mortgage:
Residential mortgage loans - first lien	$1,232	$981	$8	$10
Residential mortgage loans - junior lien	382	291	0	2
Home equity lines of credit	65	0	1	0
Total residential mortgage	1,679	1,272	9	12
Commercial:
Commercial loans secured by real estate	387	3,040	4	10
Commercial and industrial	2,872	1,713	1	26
Commercial construction and land	1,308	0	12	0
Loans secured by farmland	516	1,442	17	1
Agricultural loans	76	660	0	12
Other commercial loans	50	0	1	0
Total commercial	5,209	6,855	35	49
Consumer	0	8	0	0
Total	$6,888	$8,135	$44	$61

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	March 31,2020		December 31,2019
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$983	$4,818	$878	$4,679
Residential mortgage loans - junior liens	98	354	53	326
Home equity lines of credit	107	74	71	73
1-4 Family residential construction	0	39	0	0
Total residential mortgage	1,188	5,285	1,002	5,078
Commercial:
Commercial loans secured by real estate	496	744	107	1,148
Commercial and industrial	59	4,487	15	1,051
Commercial construction and land	0	1,305	0	1,311
Loans secured by farmland	229	424	43	565
Agricultural loans	1	0	0	0
Other commercial	0	49	0	49
Total commercial	785	7,009	165	4,124
Consumer	120	15	40	16

Totals	$2,093	$12,309	$1,207	$9,218

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

The table below presents a summary of the contractual aging of loans as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020				As of December 31, 2019
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$497,246	$7,817	$3,324	$508,387	$499,024	$7,839	$3,778	$510,641
Residential mortgage loans - junior liens	26,564	40	424	27,028	27,041	83	379	27,503
Home equity lines of credit	31,509	474	107	32,090	33,115	452	71	33,638
1-4 Family residential construction	14,121	0	0	14,121	14,758	40	0	14,798
Total residential mortgage	569,440	8,331	3,855	581,626	573,938	8,414	4,228	586,580

Commercial:
Commercial loans secured by real estate	294,408	574	878	295,860	299,640	737	850	301,227
Commercial and industrial	128,435	3,742	131	132,308	126,221	16	137	126,374
Political subdivisions	43,613	0	0	43,613	53,570	0	0	53,570
Commercial construction and land	33,145	145	50	33,340	33,505	0	50	33,555
Loans secured by farmland	11,208	0	316	11,524	11,455	666	130	12,251
Multi-family (5 or more) residential	32,370	0	0	32,370	31,070	0	0	31,070
Agricultural loans	3,809	76	1	3,886	4,318	1	0	4,319
Other commercial loans	16,430	0	0	16,430	16,535	0	0	16,535
Total commercial	563,418	4,537	1,376	569,331	576,314	1,420	1,167	578,901
Consumer	16,196	185	135	16,516	16,496	189	56	16,741
Totals	$1,149,054	$13,053	$5,366	$1,167,473	$1,166,748	$10,023	$5,451	$1,182,222

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at March 31, 2020 and December 31, 2019 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
March 31, 2020 Nonaccrual Totals	$4,355	$4,681	$3,273	$12,309
December 31, 2019 Nonaccrual Totals	$3,840	$1,134	$4,244	$9,218

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at March 31, 2020 and December 31, 2019 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
March 31, 2020 Totals	$176	$196	$0	$1,730	$2,102
December 31, 2019 Totals	$889	$0	$0	$1,737	$2,626

At March 31, 2020 and December 31, 2019, there were no commitments to loan additional funds to borrowers whose loans have been classified as TDRs.

TDRs that occurred during the three-month periods ended March 31, 2020 and 2019 are as follows:

(Balances in Thousands)	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Residential mortgage - first liens,
Reduced monthly payments and extended maturity date	0	$0	1	$271
Residential mortgage - junior liens:
Reduced monthly payments and extended maturity date	0	0	1	18
New loan at lower than risk-adjusted market rate to borrower from whom short sale of other collateral was accepted	1	30	0	0
Commercial and industrial,
Reduced monthly payments and extended maturity date	0	0	8	177
Agricultural loans,
Reduced monthly payments and extended maturity date	0	0	1	84
Total	1	$30	11	$550

All of the loans for which TDRs were granted in the table above in the three-month period ended March 31, 2019 are associated with one relationship.

In the three-month periods ended March 31, 2020 and 2019, there were no defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the unaudited consolidated balance sheets) is as follows:

(In Thousands)	March 31,	Dec. 31,
	2020	2019
Foreclosed residential real estate	$130	$292

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	March 31,	Dec. 31,
	2020	2019
Residential real estate in process of foreclosure	$1,779	$1,717

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Information related to the core deposit intangibles are as follows:

(In Thousands)
	March 31,	December 31,
	2020	2019
Gross amount	$3,495	$3,495
Accumulated amortization	(2,310)	(2,248)
Net	$1,185	$1,247

Amortization expense was $62,000 in the first quarter 2020 and $2,000 in the first quarter 2019.

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. At March 31, 2020 and December 31, 2019, the carrying value of goodwill is $28,388,000.

Goodwill is tested at least annually at December 31 for impairment, or more often if events or circumstances indicate there may be impairment. In the first quarter 2020, the coronavirus (COVID-19) pandemic that has impacted the U.S. and most of the world has led to government-imposed emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. These restrictions have resulted in significant adverse effects on macroeconomic conditions, and stock market valuations have decreased significantly for most companies, including banks. The ultimate effect of COVID-19 on the local or broader economy is not known nor is the ultimate length of the restrictions described and any accompanying effects. In light of the adverse circumstances resulting from COVID-19, management determined it necessary to evaluate goodwill for impairment at March 31, 2020.

The average closing price (trading price) of the Corporation’s common stock was $19.96 per share for the month of March 2020, down from $25.90 in February 2020 and $27.37 in January 2020. The average closing price for the last 10 trading days of the first quarter 2020 (March 18 through March 31, 2020) was $18.87 per share. In comparison, the book value per share of the Corporation’s common stock at March 31, 2020 was $18.22 per share. In testing goodwill for impairment as of March 31, 2020, the Corporation by-passed performing a qualitative assessment and performed a quantitative assessment based on comparison of the Corporation’s market capitalization to its stockholders’ equity, resulting in the determination that the fair value of its reporting unit, its community banking operation, exceeded its carrying value. Accordingly, there was no goodwill impairment at March 31, 2020.

9. BORROWED FUNDS AND SUBORDINATED DEBT

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	March 31,	Dec. 31,
	2020	2019
FHLB-Pittsburgh borrowings	$35,200	$84,292
Customer repurchase agreements	2,407	1,928
Total short-term borrowings	$37,607	$86,220

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Short-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	March 31,	Dec. 31,
	2020	2019
Overnight borrowing	$17,000	$64,000
Other short-term advances	18,200	20,292
Total short-term FHLB-Pittsburgh borrowings	$35,200	$84,292

Overnight borrowings from FHLB-Pittsburgh had an interest rate of 0.36% at March 31, 2020 and 1.81% at December 31, 2019. At March 31, 2020, other short-term advances included eight advances totaling $18,200,000 with a weighted-average interest rate of 1.68%.

The Corporation had available credit with other correspondent banks totaling $45,000,000 at March 31, 2020 and December 31, 2019. These lines of credit are primarily unsecured. No amounts were outstanding at March 31, 2020 or December 31, 2019.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At March 31, 2020, the Corporation had available credit in the amount of $14,364,000 on this line with no outstanding advances. At December 31, 2019, the Corporation had available credit in the amount of $14,244,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with a carrying value of $14,815,000 at March 31, 2020 and $14,728,000 at December 31, 2019.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at March 31, 2020 and December 31, 2019. The carrying value of the underlying securities was $2,430,000 at March 31, 2020 and $1,951,000 at December 31, 2019.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $783,312,000 at March 31, 2020 and $778,877,000 at December 31, 2019. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $9,206,000 at March 31, 2020 and $10,131,000 at December 31, 2019. The Corporation’s total credit facility with FHLB-Pittsburgh was $567,606,000 at March 31, 2020, including an unused (available) amount of $459,462,000. At December 31, 2019, the Corporation’s total credit facility with FHLB-Pittsburgh was $552,546,000, including an unused (available) amount of $416,127,000.

LONG-TERM BORROWINGS

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	March 31,	Dec. 31,
	2020	2019
Loans matured in 2020 with a weighted-average rate of 2.70%	$0	$5,000
Loan maturing in 2020 with a rate of 4.79%	17	69
Loans maturing in 2021 with a weighted-average rate of 1.63%	20,000	6,000
Loans maturing in 2022 with a weighted-average rate of 1.90%	22,355	20,000
Loans maturing in 2023 with a weighted-average rate of 1.63%	22,500	20,500
Loans maturing in 2024 with a weighted-average rate of 1.27%	7,536	0
Loan maturing in 2025 with a rate of 4.91%	536	558
Total long-term FHLB-Pittsburgh borrowings	$72,944	$52,127

At March 31, 2020 and December 31, 2019, the Corporation has outstanding subordinated debt agreements with par values totaling $6,500,000, maturing April 1, 2027, which may be redeemed at par beginning April 1, 2022. The agreements have fixed annual interest rates of 6.50%. At March 31, 2020 and December 31, 2019, the carrying value of the subordinated debt on the consolidated balance sheet is $6,500,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

10. STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of officers and an Independent Directors Stock Incentive Plan. In the first quarter 2020, the Corporation awarded 48,284 shares of restricted stock under the Stock Incentive Plan and 7,580 shares of restricted stock under the Independent Directors Stock Incentive Plan. The 2020 restricted stock awards under the Stock Incentive Plan vest ratably over three years, and include 30,381 time-based awards with a total fair value of $801,000 at the date of grant and 17,903 performance-based awards with a total fair value of $343,000 at date of grant. The 2020 restricted stock issued under the Independent Directors Stock Incentive Plan are time-based awards, vesting over one year, with a total fair value of $200,000 at the date of grant.

Compensation cost related to restricted stock is recognized based on the fair value of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. Total annual stock-based compensation for the year ending December 31, 2020 is estimated to total $893,000. Total stock-based compensation expense attributable to restricted stock awards amounted to $194,000 in the first quarter 2020 and $229,000 in the first quarter 2019.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2020 and December 31, 2019, assets measured at fair value and the valuation methods used are as follows:

	March 31, 2020
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies	$0	$16,408	$0	$16,408
Obligations of states and political subdivisions:
Tax-exempt	0	81,072	0	81,072
Taxable	0	37,074	0	37,074
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	55,752	0	55,752
Residential collateralized mortgage obligations	0	103,556	0	103,556
Commercial mortgage-backed securities	0	48,554	0	48,554
Total available for sale debt Securities	0	342,416	0	342,416
Marketable equity security	994	0	0	994
Servicing rights	0	0	1,226	1,226
Total recurring fair value measurements	$994	$342,416	$1,226	$344,636

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$6,709	$6,709
Valuation allowance	0	0	(2,227)	(2,227)
Impaired loans, net	0	0	4,482	4,482
Foreclosed assets held for sale	0	0	1,685	1,685
Total nonrecurring fair value measurements	$0	$0	$6,167	$6,167

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	December 31, 2019
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies	$0	$17,000	$0	$17,000
Obligations of states and political subdivisions:
Tax-exempt	0	70,760	0	70,760
Taxable	0	36,303	0	36,303
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	59,210	0	59,210
Residential collateralized mortgage obligations	0	114,723	0	114,723
Commercial mortgage-backed securities	0	48,727	0	48,727
Total available-for-sale debt securities	0	346,723	0	346,723
Marketable equity security	979	0	0	979
Servicing rights	0	0	1,277	1,277
Total recurring fair value measurements	$979	$346,723	$1,277	$348,979

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,375	$3,375
Valuation allowance	0	0	(1,051)	(1,051)
Impaired loans, net	0	0	2,324	2,324
Foreclosed assets held for sale	0	0	2,886	2,886
Total nonrecurring fair value measurements	$0	$0	$5,210	$5,210

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

At March 31, 2020 and December 31, 2019, quantitative information regarding valuation techniques and the significant unobservable inputs used for assets measured on a recurring basis using unobservable inputs Level 3 methodologies are as follows:

	Fair Value at
	3/31/20	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		3/31/20
Servicing rights	$1,226	Discounted cash flow	Discount rate	12.50%	Rate used through modeling period
			Loan prepayment speeds	213.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account Additional monthly servicing cost per loan on loans more than
				$24.00	30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Fair Value at
	12/31/19	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/19
Servicing rights	$1,277	Discounted cash flow	Discount rate	12.50%	Rate used through modeling period
			Loan prepayment speeds	183.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account Additional monthly servicing cost per loan on loans
				$24.00	more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

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

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	3 Months Ended March 31,
	2020	2019
Servicing rights balance, beginning of period	$1,277	$1,404
Issuances of servicing rights	75	20
Unrealized losses included in earnings	(126)	(77)
Servicing rights balance, end of period	$1,226	$1,347

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

At March 31, 2020 and December 31, 2019, quantitative information regarding valuation techniques and the significant unobservable inputs used for nonrecurring fair value measurements using Level 3 methodologies are as follows:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands, Except						Weighted
Percentages)		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	3/31/20	3/31/20	3/31/20	Technique	Inputs	3/31/20

Impaired loans:
Residential mortgage loans -
first and junior liens	$730	$194	$536	Sales comparison	Discount to appraised value	32%
Commercial:
Commercial and industrial	3,572	1,265	2,307	Liquidation of assets	Discount to appraised value	35%
Commercial and industrial	815	60	755	Liquidation of accounts receivable	Discount to borrower's financial statement value	16%
Commercial construction and land	1,255	674	581	Sales comparison	Discount to appraised value	48%
Loans secured by farmland	337	34	303	Sales comparison	Discount to appraised value	42%
Total impaired loans	$6,709	$2,227	$4,482
Foreclosed assets held for sale -
real estate:
Residential (1-4 family)	$130	$0	$130	Sales comparison	Discount to appraised value	61%
Land	70	0	70	Sales comparison	Discount to appraised value	53%
Commercial real estate	1,485	0	1,485	Sales comparison	Discount to appraised value	34%
Total foreclosed assets held for sale	$1,685	$0	$1,685

(In Thousands, Except						Weighted
Percentages)		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/19	12/31/19	12/31/19	Technique	Inputs	12/31/19

Impaired loans:
Residential mortgage loans -
first and junior liens	$732	$176	$556	Sales comparison	Discount to appraised value	30%
Commercial:
Commercial and industrial	106	89	17	Sales comparison	Discount to appraised value	69%
Commercial and industrial	798	60	738	Liquidation of accounts receivable	Discount to borrower's financial statement value	15%
Commercial construction and land	1,261	678	583	Sales comparison	Discount to appraised value	47%
Loans secured by farmland	478	48	430	Sales comparison	Discount to appraised value	46%
Total impaired loans	$3,375	$1,051	$2,324
Foreclosed assets held for sale -
real estate:
Residential (1-4 family)	$292	$0	$292	Sales comparison	Discount to appraised value	46%
Land	70	0	70	Sales comparison	Discount to appraised value	53%
Commercial real estate	2,524	0	2,524	Sales comparison	Discount to appraised value	39%
Total foreclosed assets held for sale	$2,886	$0	$2,886

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	March 31, 2020		December 31, 2019
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$28,598	$28,598	$31,122	$31,122
Certificates of deposit	Level 2	4,080	4,249	4,080	4,227
Restricted equity securities (included in Other Assets)	Level 2	9,396	9,396	10,321	10,321
Loans, net	Level 3	1,156,143	1,172,452	1,172,386	1,181,000
Accrued interest receivable	Level 2	5,192	5,192	5,001	5,001

Financial liabilities:
Deposits with no stated maturity	Level 2	893,596	893,596	877,965	877,965
Time deposits	Level 2	356,316	359,516	374,695	376,738
Short-term borrowings	Level 2	37,607	37,471	86,220	86,166
Long-term borrowings	Level 2	72,944	74,297	52,127	52,040
Accrued interest payable	Level 2	369	369	311	311

The Corporation has commitments to extend credit and has issued standby letters of credit. Standby letters of credit are conditional guarantees of performance by a customer to a third party. Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

13. CORONAVIRUS (COVID-19) OUTBREAK/SUBSEQUENT EVENT

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since first being reported in China, the coronavirus has spread to additional countries including the United States. In response, many state and local governments, including the Commonwealth of Pennsylvania, have instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. These restrictions have resulted in significant adverse effects for many businesses and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which the Corporation operates.

The Corporation’s Pandemic Committee has instituted measures to protect the health of employees and clients, including temporarily operating branch locations on a drive-through only basis and transitioning a significant portion of the Corporation’s employees to remote work.

The ultimate effect of COVID-19 on the local or broader economy is not known nor is the ultimate length of the restrictions described and any accompanying effects. In the first quarter 2020, the Corporation increased the allowance for loan losses $402,000 based on an increase in qualitative factors related to potential deterioration in economic conditions. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its economic impact, the total impact on the Corporation’s loan portfolio is not determinable.

To work with clients impacted by COVID-19, the Corporation is offering short-term (typically 90-day) loan modifications on a case-by-case basis to borrowers who were current in their payments at the inception of the loan modification program. These efforts have been designed to assist borrowers as they deal with the current crisis and help the Corporation mitigate credit risk. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term. The loans will not be reported as past due or as TDRs during the deferral period. The quantity and balances of modifications under the program through March 31, 2020 and April 30, 2020 are as follows:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Through March 31, 2020		Through April 30 2020
	Number		Number
(Dollars in Thousands)	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
COVID-19-related loan modifications:
Residential mortgage	79	$8,999	311	$43,532
Consumer	18	258	47	599
Commercial	100	40,825	244	136,047
Total	197	$50,082	602	$180,178

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act is a $2 trillion stimulus package designed to provide relief to U.S. businesses and consumers struggling as a result of the pandemic. A provision in the CARES Act includes creation of the Paycheck Protection Program (“PPP”) through the Small Business Administration (SBA) and Treasury Department. Under the PPP, the Corporation, as an SBA-certified lender, provides SBA-guaranteed loans to small businesses to pay their employees, rent, mortgage interest, and utilities. PPP loans will be forgiven subject to clients’ providing documentation evidencing their compliant use of funds and otherwise complying with the terms of the program.

The maximum term of PPP loans is two years, and the Corporation will be repaid sooner to the extent the loans are forgiven. The interest rate on PPP loans is 1%, and the Corporation will receive fees ranging between 1% and 5% per loan, depending on the size of the loan. Fees on PPP loans, net of origination costs, will be recognized in interest income as a yield adjustment over the term of the loans.

The Corporation began accepting and processing applications for loans under the PPP on April 3, 2020. As of April 30, 2020, the outstanding balance of PPP loans was $84,478,000, and the Corporation had received conditional approval from the SBA for an additional $11,709,000 of PPP loans expected to be funded in May 2020. Fees to be received on PPP loans originated through April 30, 2020 total $3,106,000. Management believes the Corporation has ample availability of funding sources available for PPP loans, including unused borrowing capacity with the FHLB-Pittsburgh. In April 2020, the Federal Reserve instituted the Paycheck Protection Program Liquidity Facility (“PPPLF”), which is intended to facilitate PPP lending. The Corporation is in the process of evaluating whether it will participate in the PPPLF.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in this quarterly report on Form 10-Q are forward-looking statements. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the Corporation) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements, which are not historical facts, are based on certain assumptions and describe future plans, business objectives and expectations, and are generally identifiable by the use of words such as, "should", “likely”, "expect", “plan”, "anticipate", “target”, “forecast”, and “goal”. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond management’s control and could cause results to differ materially from those expressed or implied by such forward-looking statements. Factors which could have a material, adverse impact on the operations and future prospects of the Corporation include, but are not limited to, the following:

·	the effect of the novel coronavirus (COVID-19) and related events
·	changes in monetary and fiscal policies of the Federal Reserve Board and the U. S. Government, particularly related to changes in interest rates
·	changes in general economic conditions
·	legislative or regulatory changes
·	downturn in demand for loan, deposit and other financial services in the Corporation’s market area
·	increased competition from other banks and non-bank providers of financial services
·	technological changes and increased technology-related costs
·	changes in accounting principles, or the application of generally accepted accounting principles
·	failure to achieve merger-related synergies and difficulties in integrating the business and operations of acquired institutions.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

CORONAVIRUS (COVID-19) OUTBREAK

The Corporation’s Pandemic Committee has instituted measures to protect the health of employees and clients, including temporarily operating branch locations on a drive-through only basis and transitioning a significant portion of the Corporation’s employees to remote work. No furloughs or layoffs of employees have been made to date. The Pandemic Committee has been very active since March 2020, providing frequent communication with employees and clients by telephone, video conference, email and digital tools, while substantially limiting business travel.

Emergency restrictions on the activities of businesses and individuals have resulted in significant adverse economic effects and a significant number of layoffs and furloughs of employees nationwide and in the regions in which the Corporation operates. The ultimate effect of COVID-19 on the local or broader economy is not known nor is the ultimate length of the restrictions described and any accompanying effects. In the first quarter 2020, the Corporation increased the allowance for loan losses $402,000 based on an increase in qualitative factors related to potential deterioration in economic conditions. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its economic impact, the total impact on the Corporation’s loan portfolio is not determinable.

To work with clients impacted by COVID-19, the Corporation is offering short-term (typically 90-day) loan modifications on a case-by-case basis to borrowers who were current in their payments at the inception of the loan modification program. These efforts have been designed to assist borrowers as they deal with the current crisis and help the Corporation mitigate credit risk. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term. The loans will not be reported as past due or as TDRs during the deferral period. Through April 30, 2020, 602 loans with a total outstanding balance at the time of modification of $180,178,000 have been modified under this program. As shown in Note 13 to the unaudited consolidated financial statements, 244 of the loans modified through April 30, 2020 with a recorded investment of $136,047,000 were commercial loans. A breakdown of these commercial loans by industry is as follows:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Through April 30 2020
(Dollars in Thousands)	Number
	of	Recorded
Commercial Loans Summary	Loans	Investment
Lessors of nonresidential buildings (except miniwarehouses)	41	$44,187
Accommodation and food services - hotels	16	33,486
Residential property managers	6	7,970
Lessors of residential buildings & dwellings	10	6,984
Accommodation and food services - other	31	6,863
Manufacturing	11	5,844
Real estate rental and leasing - other	5	5,258
Retail trade	13	4,380
Transportation and warehousing	18	3,881
Commercial printing (except screen and books)	1	3,460
Other services (except public administration)	10	2,019
Finance and insurance	2	1,860
Construction	22	1,780
Mining	8	1,656
Educational services	9	1,528
Agriculture, forestry, fishing and hunting	22	1,497
Healthcare and social assistance	6	1,375
Arts, entertainment, and recreation	5	771
Information	1	593
Wholesale trade	1	516
Administrative and support and waste management and remediation services	5	87
Public administration	1	52
	244	$136,047

The Corporation began accepting and processing applications for loans under the PPP on April 3, 2020. Under the PPP, the Corporation provides SBA-guaranteed loans to small businesses to pay their employees, rent, mortgage interest, and utilities. PPP loans will be forgiven subject to clients’ providing documentation evidencing their compliant use of funds and otherwise complying with the terms of the program.

The maximum term of PPP loans is two years, and the Corporation will be repaid sooner to the extent the loans are forgiven. The interest rate on PPP loans is 1%, and the Corporation will receive fees ranging between 1% and 5% per loan, depending on the size of the loan. Fees on PPP loans, net of origination costs, will be recognized in interest income as a yield adjustment over the term of the loans.

As of April 30, 2020, the outstanding balance of PPP loans was $84,478,000, and the Corporation had received conditional approval from the SBA for an additional $11,709,000 of PPP loans expected to be funded in May 2020. Fees to be received on PPP loans originated through April 30, 2020 total $3,106,000. Management believes the Corporation has ample availability of funding sources available for PPP loans, including unused borrowing capacity with the FHLB-Pittsburgh. In April 2020, the Federal Reserve instituted the Paycheck Protection Program Liquidity Facility (“PPPLF”), which is intended to facilitate PPP lending. The Corporation is in the process of evaluating whether it will participate in the PPPLF.

Capital Strength

While it is difficult to estimate the future impact of COVID-19, the Corporation, including the principal subsidiary, C&N Bank, entered the crisis from a position of strength. This is especially apparent in the capital ratios, which are at levels that demonstrate the capacity to absorb the acquisition of Covenant Financial, Inc. as well as significant losses if they arise while continuing to meet the requirements to be considered well capitalized.

C&N Bank’s leverage ratio (Tier 1 capital to average assets) at March 31, 2020 of 12.38% is more than double the well-capitalized threshold of 5%, an excess capital amount of $117.0 million. Similarly, the total capital to risk-weighted assets ratio at March 31, 2020 is 19.18%, which exceeds the well-capitalized threshold of 10%, an excess capital amount of $99.5 million.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Additional details regarding the Corporation’s and C&N Bank’s regulatory capital position are provided in the “Stockholders’ Equity and Capital Adequacy” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

PENDING AND COMPLETED BUSINESS COMBINATIONS

Pending Acquisition of Covenant Financial, Inc.

In December 2019, the Corporation announced a plan of merger to acquire Covenant Financial, Inc. (“Covenant”). Covenant is the holding company for Covenant Bank, which operates banking offices in Bucks and Chester Counties of PA. At March 31, 2020, Covenant reported total assets of $522 million, liabilities of $479 million and stockholders’ equity of $43 million. Under the terms of the definitive agreement, the Corporation will pay cash for 25% of the Covenant shares and will convert 75% of Covenant shares to the Corporation’s common stock. The transaction was valued on December 18, 2019 at approximately $77 million. Based on the average closing price of the Corporation’s common stock in the final 10 trading days of March 2020 of $18.87 per share, the value of the transaction would be $60 million. The value used to record the stock-based portion of the merger consideration will be based on the average of the high and low trading price of the Corporation’s common stock on the closing date. The merger is subject to satisfaction of customary closing conditions, including receipt of regulatory approvals and approval of Covenant’s shareholders. The merger is expected to close in the third quarter 2020.

In the first quarter 2020, the Corporation incurred merger-related expenses related to the planned acquisition of Covenant totaling $141,000, In the year ending December 31, 2020, management expects the Corporation to incur significant additional merger-related expenses, including severance and similar expenses, costs associated with termination of data processing contracts, conversion of Covenant’s customer accounting data, legal and professional fees and various other costs. Management estimates pre-tax merger-related expenses associated with the Covenant acquisition will total approximately $7.4 million ($6.0 million, net of tax), with most of the expenses expected to be incurred in the third quarter 2020.

Business Combination – Acquisition of Monument Bancorp, Inc.

On April 1, 2019, the Corporation completed its acquisition of 100% of the common stock of Monument Bancorp, Inc.(“Monument.”) Monument was the parent company of Monument Bank, a commercial bank which operated two community bank offices and one lending office in Bucks County, Pennsylvania. Pursuant to the merger, Monument was merged into Citizens & Northern Corporation and Monument Bank was merged into C&N Bank.

Total purchase consideration was $42.7 million, including cash paid to former Monument shareholders totaling $9.6 million and 1,279,825 shares of Corporation common stock issued with a value of $33.1 million, net of costs directly related to stock issuance of $181,000.

In connection with the transaction, the Corporation recorded goodwill of $16.4 million and a core deposit intangible asset of $1.5 million. Total loans acquired on April 1, 2019 were valued at $259.3 million, while total deposits assumed were valued at $223.3 million, borrowings were valued at $111.6 million and subordinated debt was valued at $12.4 million. The subordinated debt included an instrument with a fair value of $5.4 million that was redeemed on April 1, 2019 with no realized gain or loss. The Corporation acquired available-for-sale debt securities valued at $94.6 million and sold the securities in early April for approximately no realized gain or loss. The assets purchased and liabilities assumed in the merger were recorded at their estimated fair values at the time of closing, subject to refinement for up to one year after the closing date. There were no adjustments to the fair value measurements of assets or liabilities in the first quarter 2020.

Merger-related expenses, including legal and professional expenses and conversion of Monument’s customer accounting data into C&N’s core system, were $311,000 in the first quarter 2019.

EARNINGS OVERVIEW

Net income was $0.30 per diluted share in the first quarter 2020, as compared to $0.41 per share in the first quarter 2019. Highlights related to the Corporation’s earnings results for the first quarters of 2020 and 2019 are presented below.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Net income of $4,166,000 in the first quarter 2020 was down $924,000 (18.2%) from the first quarter 2019 amount. Significant variances were as follows:

·	The provision for loan losses was $1,528,000 in the first quarter 2020, including the effects of recording a specific allowance of $1,193,000 on a commercial loan with a balance of $3.5 million at March 31, 2020 and a charge of $402,000 related to an increase in the qualitative factors used in determining the allowance for loan losses at March 31, 2020. In comparison, the Corporation recorded a credit for loan losses (reduction in expense) of $957,000 in the first quarter 2019, as specific allowances totaling $1,365,000 at December 31, 2018 on two commercial loans were eliminated. These two loans were no longer considered impaired at March 31, 2019 and were returned to full accrual status in the first quarter 2019. In total, the first quarter 2019 credit for loan losses included a net credit of $1,011,000 related to changes in specific allowances on loans, adjusted for net charge-offs during the period, partially offset by a net increase of $54,000 in the collectively determined and unallocated portions of the allowance for loan losses.

·	First quarter 2020 net interest income of $14,282,000 was $2,567,000 (21.9%) higher than the total for the first quarter 2019. Total average earning assets increased $317.3 million, including an increase in average loans outstanding of $344.7 million, reflecting the impact of the Monument acquisition and additional loan growth in the last three quarters of 2019. Total average deposits increased $239.2 million, including deposits assumed from Monument. The net interest margin was 3.83% for the first quarter 2020, down from 4.04% for the first quarter 2019. The average yield on earning assets was 0.06% higher in the first quarter 2020 as compared to the same period in 2019, while the average rate paid on interest-bearing liabilities increased 0.33% between periods. The increase in average rate on interest-bearing liabilities resulted primarily from comparatively higher rates on time deposits assumed from Monument. Accretion and amortization of purchase accounting-related adjustments from marking financial instruments to fair value had a positive effect on net interest income in the first quarter 2020 of $417,000, including an increase in income on loans of $464,000 partially offset by increases in interest expense on time deposits of $41,000 and on short-term borrowings of $6,000. The net positive impact to the first quarter 2020 net interest margin from accretion and amortization of purchase accounting adjustments was 0.11%.

·	Total noninterest income for the first quarter 2020 was up $875,000 from the first quarter 2019 total. Significant variances included the following:

·	Other noninterest income increased $457,000 over the first quarter 2019 total. Income from realization of tax credits was $504,000, an increase of $352,000 over the first quarter 2019 amount. Tax credits from donations through the Pennsylvania Educational Improvement Tax Credit program totaled $450,000 in the first quarter 2020 as compared to $135,000 in the first quarter 2019. Also within this category, dividend income from Federal Home Loan Bank of Pittsburgh stock was $171,000 in the first quarter 2020, up from $100,000 in the first quarter 2019, as the average balance of the stock held increased, consistent with a higher average balance of borrowed funds.

·	Net gains from sales of loans of $315,000 for the first quarter 2020 were up $228,000 from the total for the first quarter 2019. The increase is sales reflects an increase in volume of mortgage loans sold, due in part to increased refinancing activity resulting from falling interest rates.

·	Total trust and brokerage revenues of $1,812,000 were up $145,000 from the first quarter 2019 amount, reflecting the impact of new business generated in 2019.

·	Interchange revenue from debit card transactions increased $108,000 in the first quarter 2019 over the first quarter 2019 amount, reflecting increases in transaction volumes.

·	Noninterest expense, excluding merger-related expenses, increased $2,216,000 in the first quarter 2020 over the first quarter 2019 amount. Significant variances included the following:

·	Salaries and wages expense increased $847,000. Salaries and wages from the Corporation’s new ventures in Southeastern PA and York County totaled $811,000 in the first quarter 2020, an increase of $658,000 over the first quarter 2019.

·	Pensions and other employee benefits expense increased $420,000, reflecting an increase in number of personnel resulting mainly from new ventures.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	Other noninterest expense increased $220,000. Within this category, donations expense increased $376,000, including an increase of $350,000 in education-related donations as discussed above. Amortization of core deposit intangibles related to the Monument acquisition increased $60,000. Partially offsetting these expense increases, expenses associated with other real estate properties fell to $106,000 in the first quarter 2020 from $244,000 in the first quarter 2019, net gains from sales of other real estate properties of $52,000 were realized in the first quarter 2020 as compared to net losses of $51,000 in the first quarter 2019, and expense from estimated FDIC premiums fell to $2,000 in 2020 from $86,000 in 2019.

·	Data processing expenses increased $215,000, including the impact of increases in software licensing costs associated with lending, trust and other functions.

·	Professional fees expense increased $157,000, including costs associated with a change in certain trust administrative activities to handle them on an outsourced basis as well as increases related to cyber security management and other corporate activities.

·	Automated teller machine and interchange expense increased $108,000, including increases in volume-related charges as well as other costs.

More detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of MD&A.

TABLE I - QUARTERLY FINANCIAL DATA

(Dollars In Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended:
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
Interest income	$17,037	$17,290	$17,277	$17,139	$13,065
Interest expense	2,755	2,999	3,000	2,934	1,350
Net interest income	14,282	14,291	14,277	14,205	11,715
Provision (credit) for loan losses	1,528	652	1,158	(4)	(957)
Net interest income after provision (credit) for
loan losses	12,754	13,639	13,119	14,209	12,672
Noninterest income	5,281	5,066	4,963	4,849	4,406
Net gains on securities	0	3	13	7	0
Merger-related expenses	141	281	206	3,301	311
Other noninterest expenses	12,912	11,834	11,486	11,422	10,696
Income before income tax provision	4,982	6,593	6,403	4,342	6,071
Income tax provision	816	1,135	1,096	693	981
Net income	$4,166	$5,458	$5,307	$3,649	$5,090
Net income attributable to common shares	$4,146	$5,431	$5,281	$3,630	$5,063
Basic earnings per common share	$0.30	$0.40	$0.39	$0.27	$0.41
Diluted earnings per common share	$0.30	$0.40	$0.39	$0.27	$0.41

CRITICAL ACCOUNTING POLICIES

The presentation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. Management believes the allowance for loan losses is adequate and reasonable. Analytical information related to the Corporation’s aggregate loans and the related allowance for loan losses is summarized by loan segment and classes of loans in Note 7 to the unaudited consolidated financial statements. Additional discussion of the Corporation’s allowance for loan losses is provided in a separate section later in MD&A. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month periods ended March 31, 2020 and 2019. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

For the three-month periods, fully taxable equivalent net interest income was $14,506,000 in 2020, which was $2,490,000 (20.7%) higher than in 2019. Interest income was $3,895,000 higher in 2020 as compared to 2019, while interest expense was higher by $1,405,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.83% in 2020 as compared to 4.04% in 2019, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) decreased to 3.54% in 2020 from 3.81% in 2019. The average yield on earning assets of 4.55% was 0.06% higher in 2020 as compared to 2019, while the average rate on interest-bearing liabilities increased 0.33% between periods.

Accretion and amortization of purchase accounting-related adjustments from marking financial instruments to fair value had a positive effect on net interest income in the first quarter 2020 of $417,000, including an increase in income on loans of $464,000 partially offset by increases in interest expense on time deposits of $41,000 and on short-term borrowings of $6,000. The net positive impact to the first quarter 2020 net interest margin from accretion and amortization of purchase accounting adjustments was 0.11%.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $17,261,000 in 2020, an increase of $3,895,000 (29.1%) from 2019. Interest and fees from loans receivable increased $4,378,000, or 41.1%, in 2020 as compared to 2019. Table IV shows the increase in interest on loans includes $4,630,000 attributable to an increase in average volume, partially offset by a decrease of $252,000 related to a decrease in average yield. The average balance of loans receivable increased $344,739,000 (41.9%) to $1,168,485,000 in 2020 from $823,746,000 in 2019, including the effects of loans acquired from Monument as well as additional growth, primarily in commercial loans. The average yield on loans in the first quarter of 2020 was 5.18%, down from 5.25% in the first quarter 2019 as rates on variable rate loans and rates on recent new loan originations have decreased due to decreases in market interest rates that occurred in the latter part of 2019 and first quarter of 2020. Accretion of purchase accounting-related adjustments provided a positive impact of 0.16% to the first quarter 2020 yield on loans.

Interest income from available-for-sale debt securities decreased $450,000 (17.4%) in 2020 from 2019. Total average available-for-sale debt securities (at amortized cost) in 2020 decreased to $335,007,000 from $361,929,000 in 2019. The average yield on available-for-sale debt securities was 2.56% for 2020, down from 2.89% in 2019. The decrease in average yield on available-for-sale debt securities is mainly the result of higher-yielding tax-exempt municipal bonds being called or maturing throughout 2019 and increased amortization on mortgage-backed securities due to accelerated prepayments of principal caused by falling interest rates.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

For the three-month periods, interest expense increased $1,405,000 to $2,755,000 in 2020 from $1,350,000 in 2019. Interest expense on deposits increased $1,102,000, as the average rate on interest-bearing deposits increased to 0.89% in 2020 from 0.56% in 2019. The increase in average rates on deposits includes increases of 0.58% on time deposits, 0.12% on money market accounts and 0.05% on saving accounts. Total average deposits (interest-bearing and noninterest-bearing) amounted to $1,260,245,000 in 2020, an increase of $239,172,000 (23.4%) from 2019. The increase in total average deposits included deposits assumed from Monument. The increase in average rate on interest-bearing liabilities resulted primarily from comparatively higher rates on deposits assumed from Monument.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Further contributing to the increase in average rate on deposits was an increase in higher-cost deposits as a proportion of total deposits. The average balance of time deposits increased $154,306,000 to 39% of total average interest-bearing deposits in the first quarter 2020 from 30% in the first quarter 2019. The growth in time deposits resulted from changes in mix attributable to deposits assumed from Monument, an increase in time deposits within the Corporation’s legacy markets and use of brokered certificates of deposit (CDs) in 2020. The average balance of brokered CDs, included in time deposits in Table III, was $30,266,000 in the first quarter 2020 with no corresponding amount in the first quarter 2019. The balance of brokered CDs at March 31, 2020 was $15,224,000, up from $14,984,000 at December 31, 2019.

Interest expense on total borrowed funds increased $303,000 in 2020 as compared to 2019. The average balance of total borrowed funds increased to $115,447,000 in the first quarter 2020 from $50,623,000 in the first quarter 2019, while the average rate on borrowed funds decreased to 2.09% in the first quarter 2020 from 2.38% in the first quarter 2019.

Interest expense on short-term borrowings increased $119,000 to $198,000 in 2020 from $79,000 in 2019. The average balance of short-term borrowings increased to $44,882,000 in 2020 from $15,935,000 in 2019. The average rate on short-term borrowings decreased to 1.77% in 2020 from 2.01% in 2019, reflecting the impact of lower short-term market rates in the first quarter 2020.

Interest expense on long-term borrowings increased $77,000 to $295,000 in 2020 from $218,000 in 2019. The average balance of long-term borrowings was $64,065,000 in 2020, up from an average balance of $34,688,000 in 2019. Borrowings are classified as long-term within the Tables based on their term at origination. The average balance of long-term borrowings in 2020 and 2019 consisted mainly of FHLB advances with terms longer than 12 months at origination. The average rate on long-term borrowings was 1.85% in 2020 compared to 2.55% in the first quarter of 2019.

Interest expense on subordinated debt assumed from Monument was $107,000 in the first quarter 2020 with no comparative amount in 2019.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

(In Thousands)

	Three Months Ended
	March 31,		Increase/
	2020	2019	(Decrease)
INTEREST INCOME
Interest-bearing due from banks	$81	$116	$(35)
Available-for-sale debt securities:
Taxable	1,588	1,834	(246)
Tax-exempt	545	749	(204)
Total available-for-sale debt securities	2,133	2,583	(450)
Loans receivable:
Taxable	14,461	9,948	4,513
Tax-exempt	575	710	(135)
Total loans receivable	15,036	10,658	4,378
Other earning assets	11	9	2
Total Interest Income	17,261	13,366	3,895

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	243	227	16
Money market	263	178	85
Savings	64	39	25
Time deposits	1,585	609	976
Total interest-bearing deposits	2,155	1,053	1,102
Borrowed funds:
Short-term	198	79	119
Long-term	295	218	77
Subordinated debt	107	0	107
Total borrowed funds	600	297	303
Total Interest Expense	2,755	1,350	1,405

Net Interest Income	$14,506	$12,016	$2,490

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s federal income tax rate of 21%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table III - Analysis of Average Daily Balances and Rates
(Dollars in Thousands)

	3 Months		3 Months
	Ended	Rate of	Ended	Rate of
	3/31/2020	Return/	3/31/2019	Return/
	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Interest-bearing due from banks	19,401	1.68%	20,306	2.32%
Available-for-sale debt securities,
at amortized cost:
Taxable	$265,157	2.41%	$281,805	2.64%
Tax-exempt	69,850	3.14%	80,124	3.79%
Total available-for-sale debt securities	335,007	2.56%	361,929	2.89%
Loans receivable:
Taxable	1,108,118	5.25%	751,172	5.37%
Tax-exempt	60,367	3.83%	72,574	3.97%
Total loans receivable	1,168,485	5.18%	823,746	5.25%
Other earning assets	1,460	3.03%	1,089	3.35%
Total Earning Assets	1,524,353	4.55%	1,207,070	4.49%
Cash	18,042		16,914
Unrealized gain/loss on securities	8,176		(4,628)
Allowance for loan losses	(10,015)		(9,339)
Bank premises and equipment	17,732		14,511
Intangible Assets	29,607		11,950
Other assets	49,270		43,172
Total Assets	$1,637,165		$1,279,650

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$227,069	0.43%	$198,903	0.46%
Money market	200,691	0.53%	176,869	0.41%
Savings	168,971	0.15%	156,691	0.10%
Time deposits	381,621	1.67%	227,315	1.09%
Total interest-bearing deposits	978,352	0.89%	759,778	0.56%
Borrowed funds:
Short-term	44,882	1.77%	15,935	2.01%
Long-term	64,065	1.85%	34,688	2.55%
Subordinated debt	6,500	6.62%	0	0.00%
Total borrowed funds	115,447	2.09%	50,623	2.38%
Total Interest-bearing Liabilities	1,093,799	1.01%	810,401	0.68%
Demand deposits	281,893		261,295
Other liabilities	14,071		10,941
Total Liabilities	1,389,763		1,082,637
Stockholders' equity, excluding
other comprehensive income/loss	240,718		200,422
Accumulated other comprehensive income/loss	6,684		(3,409)
Total Stockholders' Equity	247,402		197,013
Total Liabilities and Stockholders' Equity	$1,637,165		$1,279,650
Interest Rate Spread		3.54%		3.81%
Net Interest Income/Earning Assets		3.83%		4.04%

Total Deposits (Interest-bearing
and Demand)	$1,260,245		$1,021,073

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES
(In Thousands)

	3 Months Ended 3/31/20 vs. 3/31/19
	Change in	Change in	Total
	Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks	$(5)	$(30)	$(35)
Available-for-sale debt securities:
Taxable	(99)	(147)	(246)
Tax-exempt	(87)	(117)	(204)
Total available-for-sale debt securities	(186)	(264)	(450)
Loans receivable:
Taxable	4,742	(229)	4,513
Tax-exempt	(112)	(23)	(135)
Total loans receivable	4,630	(252)	4,378
Other earning assets	3	(1)	2
Total Interest Income	4,442	(547)	3,895

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	32	(16)	16
Money market	27	58	85
Savings	3	22	25
Time deposits	547	429	976
Total interest-bearing deposits	609	493	1,102
Borrowed funds:
Short-term	129	(10)	119
Long-term	149	(72)	77
Subordinated debt	107	0	107
Total borrowed funds	385	(82)	303
Total Interest Expense	994	411	1,405

Net Interest Income	$3,448	$(958)	$2,490

(1) Changes in income on tax-exempt securities and loans are presented on a fully tax-equivalent basis, using the Corporation’s federal income tax rate of 21%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST INCOME

TABLE V - COMPARISON OF NONINTEREST INCOME
(Dollars in Thousands)
	3 Months Ended
	March 31,		$	%
	2020	2019	Change	Change
Trust and financial management revenue	$1,479	$1,360	$119	8.8%
Brokerage revenue	333	307	26	8.5%
Insurance commissions, fees and premiums	33	30	3	10.0%
Service charges on deposit accounts	1,250	1,250	0	0.0%
Service charges and fees	63	79	(16)	-20.3%
Interchange revenue from debit card transactions	731	643	88	13.7%
Net gains from sales of loans	315	87	228	262.1%
Loan servicing fees, net	(14)	28	(42)	-150.0%
Increase in cash surrender value of life insurance	104	92	12	13.0%
Other noninterest income	987	530	457	86.2%
Total noninterest income	$5,281	$4,406	$875	19.9%

Total noninterest income shown in Table V in the first quarter 2020 was up $875,000 from the first quarter 2019 total. Significant variances included the following:

·	Other noninterest income increased $457,000 over the first quarter 2019 total. Income from realization of tax credits was $504,000, an increase of $352,000 over the first quarter 2019 amount. Tax credits from donations through the Pennsylvania Educational Improvement Tax Credit program totaled $450,000 in the first quarter 2020 as compared to $135,000 in the first quarter 2019. Also within this category, dividend income from Federal Home Loan Bank of Pittsburgh stock was $171,000 in the first quarter 2020, up from $100,000 in the first quarter 2019, as the average balance of the stock held increased, consistent with a higher average balance of borrowed funds.

·	Net gains from sales of loans of $315,000 for the first quarter 2020 were up $228,000 from the total for the first quarter 2019. The increase in sales reflects an increase in volume of mortgage loans sold, due in part to increased refinancing activity resulting from falling interest rates. Proceeds from sales of mortgage loans totaled $10,842,000 in the first quarter 2020, up from $2,539,000 in the first quarter 2019.

·	Total trust and brokerage revenues of $1,812,000 were up $145,000 from the first quarter 2019 amount, reflecting the impact of new trust business generated in 2019.

·	Interchange revenue from debit card transactions increased $88,000 in the first quarter 2020 over the first quarter 2019 amount, reflecting an increase in transaction volume.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST EXPENSE

TABLE VI - COMPARISON OF NONINTEREST EXPENSE
(Dollars in Thousands)
	3 Months Ended
	March 31,		$	%
	2020	2019	Change	Change
Salaries and wages	$5,340	$4,493	$847	18.9%
Pensions and other employee benefits	2,038	1,618	420	26.0%
Occupancy expense, net	745	657	88	13.4%
Furniture and equipment expense	358	301	57	18.9%
Data processing expenses	1,018	803	215	26.8%
Automated teller machine and interchange expense	297	189	108	57.1%
Pennsylvania shares tax	422	347	75	21.6%
Professional fees	379	222	157	70.7%
Telecommunications	206	164	42	25.6%
Directors' fees	170	183	(13)	-7.1%
Other noninterest expense	1,939	1,719	220	12.8%
Total noninterest expense, excluding merger-
related expenses	12,912	10,696	2,216	20.7%
Merger-related expenses	141	311	(170)	-54.7%
Total noninterest expense	$13,053	$11,007	$2,046	18.6%

As shown in Table VII, total noninterest expense, excluding merger-related expenses, increased $2,216,000 (20.7%) for the three months ended March 31, 2020 over the total for the three months ended March 31, 2019. The most significant variances include the following:

·	Salaries and wages expense increased $847,000. Salaries and wages from the Corporation’s new ventures in Southeastern PA and York County totaled $811,000 in the first quarter 2020, an increase of $658,000 over the first quarter 2019.

·	Pensions and other employee benefits expense increased $420,000, reflecting an increase in number of personnel resulting mainly from new ventures.

·	Other noninterest expense increased $220,000. Within this category, donations expense increased $376,000, including an increase of $350,000 in education-related donations as discussed above. Amortization of core deposit intangibles related to the Monument acquisition increased $60,000. Partially offsetting these expense increases, expenses associated with other real estate properties fell to $106,000 in the first quarter 2020 from $244,000 in the first quarter 2019, net gains from sales of other real estate properties of $52,000 were realized in the first quarter 2020 as compared to net losses of $51,000 in the first quarter 2019, and expense from estimated FDIC premiums fell to $2,000 in 2020 from $86,000 in 2019.

·	Data processing expenses increased $215,000, including the impact of increases in software licensing costs associated with lending, trust and other functions.

·	Professional fees expense increased $157,000, including costs associated with a change in certain trust administrative activities to handle them on an outsourced basis as well as increases related to cyber security management and other corporate activities.

·	Automated teller machine and interchange expense increased $108,000, including increases in volume-related charges as well as other costs.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The income tax provision for the first three months of 2020 was $816,000, which was $165,000 lower than the provision for the first three months of 2019 of $981,000. The effective tax rate (tax provision as a percentage of pre-tax income) was 16.4% in the first three months of 2020 compared to 16.2% in the first three months of 2019. The Corporation’s effective tax rates differ from the statutory rate of 21% in the first three months of 2020 and 2019 principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The net deferred tax asset at March 31, 2020 and December 31, 2019 represents the following temporary difference components:

	March 31,	December 31,
(In Thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$2,418	$2,080
Purchase accounting adjustments on loans	520	640
Operating leases liability	333	344
Other deferred tax assets	1,736	2,173
Total deferred tax assets	5,007	5,237

Deferred tax liabilities:
Unrealized holding gains on securities	2,455	934
Defined benefit plans - ASC 835	65	49
Bank premises and equipment	926	763
Core deposit intangibles	258	272
Right-of-use assets from operating leases	333	344
Other deferred tax liabilities	286	257
Total deferred tax liabilities	4,323	2,619
Deferred tax asset, net	$684	$2,618

At March 31, 2020, the net deferred tax asset was $684,000, down from $2,618,000 at December 31, 2019. The most significant change in temporary difference components was a net increase of $1,521,000 in the deferred tax liability resulting from appreciation in available-for-sale debt securities attributable to lower interest rates.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.

Management believes the recorded net deferred tax asset at March 31, 2020 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in MD&A. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the “Net Interest Income” section of MD&A. Other significant balance sheet items, including the allowance for loan losses and stockholders’ equity, are discussed in separate sections of MD&A. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding standby letters of credit at March 31, 2020. Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2020.

Net loans outstanding (excluding mortgage loans held for sale) were $1,156,143,000 at March 31, 2020, down from $1,172,386,000 at December 31, 2019 but up 41.5% from $817,136,000 at March 31, 2019. As presented in Table X, total outstanding commercial loans were $9.6 million lower at March 31, 2020 from December 31, 2019, including a reduction in loans to political subdivisions of $10.0 million. The reduction in outstanding loans to political subdivisions in the first quarter 2020 included the impact of a pay-off of one loan of approximately $10 million. Residential mortgage loans were $4.3 million lower at March 31, 2020 as compared to December 31, 2019. In 2019, a significant portion of the Corporation’s loan growth was attributable to the Monument acquisition. In comparing outstanding balances at March 31, 2020 and 2019, total commercial loans increased $218.6 million (62.3%) and total residential mortgage loans increased $124.0 million (27.1%) while total consumer loans decreased $521,000 (3.1%).

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

While the Corporation’s lending activities are primarily concentrated in its market area, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial,” “Commercial loans secured by real estate”, “Political subdivisions” and “Other commercial” classes in the loan tables presented in this Form 10-Q. Total participation loans outstanding amounted to $62,414,000 at March 31, 2020, down from $64,633,000 at December 31, 2019 and $68,418,000 at March 31, 2019. At March 31, 2020, the balance of participation loans outstanding includes a total of $44,095,000 to businesses located outside of the Corporation’s market area. Also, included within participation loans outstanding are “leveraged loans,” meaning loans to businesses with minimal tangible book equity and for which the extent of collateral available is limited, though typically at the time of origination the businesses have demonstrated strong cash flow performance in their recent histories. Leveraged participation loans outstanding totaled $10,109,000 at March 31, 2020 and $9,947,000 at December 31, 2019.

Since 2009, the Corporation has originated and sold residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Xtra program consist primarily of conforming, prime loans sold to the Federal National Mortgage Association (Fannie Mae), a quasi-government entity. In 2014, the Corporation began to originate and sell residential mortgage loans to the secondary market through the MPF Original program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Prior to the April 2019 merger, Monument Bank had participated in the MPF Original program. Residential mortgages originated and sold through the MPF Original program consist primarily of conforming, prime loans sold to the Federal Home Loan Bank of Pittsburgh. In late 2019, the Corporation began to originate and sell larger-balance, nonconforming mortgages under the MPF Direct Program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The Corporation will not retain servicing rights for loans sold under the MPF Direct Program. Through March 31, 2020, the Corporation’s activity under the MPF Direct Program was minimal.

For loan sales originated under the MPF Xtra and Original programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At

March 31, 2020, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,757,000, and the corresponding total outstanding balance repurchased at December 31, 2019 was $1,770,000.

At March 31, 2020, outstanding balances of loans sold and serviced through the two programs totaled $182,410,000, including loans sold through the MPF Xtra program of $106,040,000 and loans sold through the Original program of $76,370,000. In addition, the outstanding balance of loans sold under the MPF Original program by Monument totaled $20,130,000. The loans sold by Monument are not serviced by the Corporation; however, the Corporation has assumed the credit enhancement obligation on these loans (as discussed in the next paragraph). At December 31, 2019, outstanding balances of loans sold and serviced through the two programs totaled $178,446,000, including loans sold through the MPF Xtra program of $104,707,000 and loans sold through the Original program of $73,739,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of March 31, 2020 and December 31, 2019.

For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. At March 31, 2020, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $4,840,000, and the Corporation has recorded a related allowance for credit losses of $303,000 which is included in “Accrued interest and other liabilities” in the accompanying consolidated balance sheets. At December 31, 2019, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $4,618,000, and the related allowance for credit losses was $333,000. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

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

The allowance for loan losses was $11,330,000 at March 31, 2020, up from $9,836,000 at December 31, 2019. Table VIII shows total specific allowances on impaired loans increased $1,176,000 to $2,227,000 at March 31, 2020 from $1,051,000 at December 31, 2019. This net increase included the impact of a specific allowance of $1,193,000 on a commercial loan with an outstanding balance of $3,500,000 being recorded in the first quarter 2020. This loan was made on a partially unsecured basis. At March 31, 2020, the specific allowance reflected the Corporation’s estimate that the liquidation value of the related collateral, net of selling costs, would be approximately $1.6 million, and that approximately $700,000 would be recovered from the remainder of the borrower’s net assets.

Loans acquired from Monument that were identified as having a deterioration in credit quality (purchased credit impaired, or PCI), were valued at $441,000 at April 1, 2019 and $305,000 at March 31, 2020. The remainder of the portfolio was deemed to be the performing component of the portfolio. The calculation of the fair value of performing loans included a discount for credit losses of $1,914,000, reflecting an estimate of the present value of credit losses based on market expectations. Cumulatively through March 31, 2020, the Corporation recognized accretion of the discount totaling $903,000, and the balance of the discount at March 31, 2020 was $1,011,000. None of the performing loans purchased were found to be impaired at March 31, 2020, and the purchased performing loans were excluded from the loan pools for which the general component of the allowance for loan losses was calculated. Accordingly, there was no allowance for loan losses at March 31, 2020 on loans purchased from Monument.

The provision (credit) for loan losses by segment in the three-month periods ended March 31, 2020 and 2019 are as follows:

(In Thousands)	3 Months Ended
	March 31,	March 31,
	2020	2019
Residential mortgage	$198	$75
Commercial	1,318	(1,149)
Consumer	12	31
Unallocated	0	86

Total	$1,528	$(957)

The provision (credit) for loan losses is further detailed as follows:

Residential mortgage segment	3 Months Ended
(In thousands)	March 31,	March 31,
	2020	2019
Increase in total specific allowance on
impaired loans, adjusted for the effect of net
charge-offs	$15	$68

(Decrease) increase in collectively determined
portion of the allowance attributable to:
Loan (reduction) growth	(14)	2
Changes in historical loss experience factors	(40)	5
Changes in qualitative factors	237	0
Total provision for loan losses -
Residential mortgage segment	$198	$75

Commercial segment	3 Months Ended
(In thousands)	March 31,	March 31,
	2020	2019
Increase (decrease) in total specific allowance on
impaired loans, adjusted for the effect of net
charge-offs	$1,175	$(1,107)

Increase (decrease) in collectively determined
portion of the allowance attributable to:
Loan growth	7	14
Changes in historical loss experience factors	(21)	2
Changes in qualitative factors	157	(58)
Total provision (credit) for loan losses -
Commercial segment	$1,318	$(1,149)

Consumer segment	3 Months Ended
(In thousands)	March 31,	March 31,
	2020	2019
Increase in total specific allowance on
impaired loans, adjusted for the effect of net
charge-offs	$20	$28

(Decrease) increase in collectively determined
portion of the allowance attributable to:
Loan reduction	(10)	0
Changes in historical loss experience factors	(6)	10
Changes in qualitative factors	8	(7)
Total provision for loan losses -
Consumer segment	$12	$31

Total - All segments	Three Months Ended
(In thousands)	March 31,	March 31,
	2020	2019
Increase (decrease) in total specific allowance on
impaired loans, adjusted for the effect of net
charge-offs	$1,210	$(1,011)

(Decrease) increase in collectively determined
portion of the allowance attributable to:
Loan (reduction) growth	(17)	16
Changes in historical loss experience factors	(67)	17
Changes in qualitative factors	402	(65)
Sub-total	1,528	(1,043)
Unallocated	0	86
Total provision (credit) for loan losses -
All segments	$1,528	$(957)

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

Table IX presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Total nonperforming loans as a percentage of outstanding loans was 1.23% at March 31, 2020, up from 0.88% at December 31, 2019, and nonperforming assets as a percentage of total assets was 0.99% at March 31, 2020, up from 0.80% at December 31, 2019. At March 31, 2020, these ratios were affected by classification as nonperforming of the commercial loan noted above with an outstanding balance of $3.5 million that had not been classified as such at December 31, 2019.

Table IX presents data at March 31, 2020 and at the end of each of the years ended December 31, 2015 through 2019. Table IX shows that total nonperforming loans as a percentage of loans of 1.23% at March 31, 2020, though up from December 31, 2019, was lower than the corresponding year-end ratio from 2015 through 2018. Similarly, the March 31, 2020 ratio of total nonperforming assets as a percentage of assets of 0.99% was lower than the corresponding ratio from 2015 through 2018. These improved credit-related ratios reflect the impact of acquired loans from Monument with minimal nonperforming loans at March 31, 2020.

Total impaired loans of $8,290,000 at March 31, 2020 are up $2,804,000 from the corresponding amount at December 31, 2019 of $5,486,000. The increase in impaired loans includes the impact of classification as impaired of the commercial loan referred to above with an outstanding balance of $3.5 million and a specific allowance of $1,193,000 at March 31, 2020.

Total nonperforming assets of $16,087,000 at March 31, 2020 are $2,776,000 higher than the corresponding amount at December 31, 2019, summarized as follows:

·	Total nonaccrual loans at March 31, 2020 of $12,309,000 was $3,091,000 higher than the corresponding December 31, 2019 total of $9,218,000. This increase also includes the impact of classification as impaired of the commercial loan referred to above with an outstanding balance of $3.5 million and a specific allowance of $1,193,000 at March 31, 2020.

·	Total loans past due 90 days or more and still accruing interest amounted to $2,093,000 at March 31, 2020, an increase of $886,000 from the total at December 31, 2019. The increase includes five real estate secured loans that became more than 90 days past due during the first quarter 2020. Management has evaluated the loans within this category and determined they are well secured and in the process of collection at March 31, 2020.

·	Foreclosed assets held for sale consisted of real estate, and totaled $1,685,000 at March 31, 2020, a decrease of $1,201,000 from $2,886,000 at December 31, 2019. Of this decrease, $1,134,000 related to the sale of a commercial real estate property in the first quarter of 2020. At March 31, 2020, the Corporation held eight such properties for sale, with total carrying values of $130,000 related to residential real estate, $70,000 of land and $1,485,000 related to commercial real estate. At December 31, 2019, the Corporation held ten such properties for sale, with total carrying values of $292,000 related to residential real estate, $70,000 of land and $2,524,000 related to commercial real estate. The Corporation evaluates the carrying values of foreclosed assets each quarter based on the most recent market activity or appraisals for each property.

Over the period 2015-2019 and the first three months of 2020, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of March 31, 2020. Management continues to closely monitor its commercial loan relationships for possible credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Tables VII through X present historical data related to loans and the allowance for loan losses.

TABLE VII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)

	3 Months Ended
	March 31,	March 31,	Years Ended December 31,
	2020	2019	2019	2018	2017	2016	2015
Balance, beginning of year	$9,836	$9,309	$9,309	$8,856	$8,473	$7,889	$7,336
Charge-offs:
Residential mortgage	0	(74)	(190)	(158)	(197)	(73)	(217)
Commercial	(17)	0	(6)	(165)	(132)	(597)	(251)
Consumer	(31)	(37)	(183)	(174)	(150)	(87)	(94)
Total charge-offs	(48)	(111)	(379)	(497)	(479)	(757)	(562)
Recoveries:
Residential mortgage	3	4	12	8	19	3	1
Commercial	0	2	6	317	4	35	214
Consumer	11	9	39	41	38	82	55
Total recoveries	14	15	57	366	61	120	270
Net charge-offs	(34)	(96)	(322)	(131)	(418)	(637)	(292)
Provision (credit) for loan losses	1,528	(957)	849	584	801	1,221	845
Balance, end of period	$11,330	$8,256	$9,836	$9,309	$8,856	$8,473	$7,889
Net charge-offs as a % of
average loans	0.00%	0.01%	0.03%	0.02%	0.05%	0.09%	0.04%

TABLE VIII - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	March 31,	As of December 31,
	2020	2019	2018	2017	2016	2015
ASC 310 - Impaired loans	$2,227	$1,051	$1,605	$1,279	$674	$820
ASC 450 - Collective segments:
Commercial	4,056	3,913	3,102	3,078	3,373	3,103
Residential mortgage	4,189	4,006	3,870	3,841	3,890	3,417
Consumer	273	281	233	159	138	122
Unallocated	585	585	499	499	398	427
Total Allowance	$11,330	$9,836	$9,309	$8,856	$8,473	$7,889

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IX - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(Dollars In Thousands)

	March 31,	As of December 31,
	2020	2019	2018	2017	2016	2015
Impaired loans with a valuation allowance	$6,709	$3,375	$4,851	$4,100	$3,372	$1,933
Impaired loans without a valuation allowance	1,581	2,111	4,923	5,411	7,488	8,041
Total impaired loans	$8,290	$5,486	$9,774	$9,511	$10,860	$9,974

Total loans past due 30-89 days and still accruing	$8,372	$8,889	$7,142	$9,449	$7,735	$7,057

Nonperforming assets:
Total nonaccrual loans	$12,309	$9,218	$13,113	$13,404	$8,736	$11,517
Total loans past due 90 days or more and still accruing	2,093	1,207	2,906	3,724	6,838	3,229
Total nonperforming loans	14,402	10,425	16,019	17,128	15,574	14,746
Foreclosed assets held for sale (real estate)	1,685	2,886	1,703	1,598	2,180	1,260
Total nonperforming assets	$16,087	$13,311	$17,722	$18,726	$17,754	$16,006

Loans subject to troubled debt restructurings (TDRs):
Performing	$372	$889	$655	$636	$5,803	$1,186
Nonperforming	1,730	1,737	2,884	3,027	2,874	5,178
Total TDRs	$2,102	$2,626	$3,539	$3,663	$8,677	$6,364

Total nonperforming loans as a % of loans	1.23%	0.88%	1.94%	2.10%	2.07%	2.09%
Total nonperforming assets as a % of assets	0.99%	0.80%	1.37%	1.47%	1.43%	1.31%
Allowance for loan losses as a % of total loans	0.97%	0.83%	1.12%	1.09%	1.13%	1.12%
Allowance for loan losses as a % of nonperforming loans	78.67%	94.35%	58.11%	51.70%	54.40%	53.50%

TABLE X - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	March	December 31,
	2020	2019	2018	2017	2016	2015
Residential mortgage:
Residential mortgage loans - first liens	$508,387	$510,641	$372,339	$359,987	$334,102	$304,783
Residential mortgage loans - junior liens	27,028	27,503	25,450	25,325	23,706	21,146
Home equity lines of credit	32,090	33,638	34,319	35,758	38,057	39,040
1-4 Family residential construction	14,121	14,798	24,698	26,216	24,908	21,121
Total residential mortgage	581,626	586,580	456,806	447,286	420,773	386,090
Commercial:
Commercial loans secured by real estate	295,860	301,227	162,611	159,266	150,468	154,779
Commercial and industrial	132,308	126,374	91,856	88,276	83,854	75,196
Political subdivisions	43,613	53,570	53,263	59,287	38,068	40,007
Commercial construction and land	33,340	33,555	11,962	14,527	14,287	5,122
Loans secured by farmland	11,524	12,251	7,146	7,255	7,294	7,019
Multi-family (5 or more) residential	32,370	31,070	7,180	7,713	7,896	9,188
Agricultural loans	3,886	4,319	5,659	6,178	3,998	4,671
Other commercial loans	16,430	16,535	13,950	10,986	11,475	12,152
Total commercial	569,331	578,901	353,627	353,488	317,340	308,134
Consumer	16,516	16,741	17,130	14,939	13,722	10,656
Total	1,167,473	1,182,222	827,563	815,713	751,835	704,880
Less: allowance for loan losses	(11,330)	(9,836)	(9,309)	(8,856)	(8,473)	(7,889)
Loans, net	$1,156,143	$1,172,386	$818,254	$806,857	$743,362	$696,991

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At March 31, 2020, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $11,555,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale debt securities with a carrying value of $14,815,000 at March 31, 2020.

The Corporation’s outstanding, available, and total credit facilities at March 31, 2020 and December 31, 2019 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
	2020	2019	2020	2019	2020	2019
Federal Home Loan Bank of Pittsburgh	$108,144	$136,424	$459,462	$416,122	$567,606	$552,546
Federal Reserve Bank Discount Window	0	0	14,364	14,244	14,364	14,244
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$108,144	$136,424	$518,826	$475,366	$626,970	$611,790

At March 31, 2020, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $17,000,000, short-term borrowings of $18,200,000 and long-term borrowings of $72,944,000. At December 31, 2019, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $64,000,000, short-term borrowings of $20,297,000 and long-term borrowings with a total amount of $52,127,000. Additional information regarding borrowed funds is included in Note 9 to the unaudited consolidated financial statements.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations or use repurchase agreements placed with brokers to borrow funds secured by investment assets. At March 31, 2020, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $182,093,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations, including the impact of additional lending opportunities and other potential cash requirements arising from the Monument merger.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Details concerning capital ratios at March 31, 2020 and December 31, 2019 are presented below. As a small bank holding company, the Corporation is not subject to consolidated capital requirements at March 31, 2020; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies. Management believes, as of March 31, 2020, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at March 31, 2020 and December 31, 2019 exceed the Corporation’s Board policy threshold levels.

In October 2019, the Federal Reserve Board, FDIC and Office of the Comptroller of the Currency finalized a rule that provides qualifying community banking organizations an option to calculate a simple leverage ratio, rather than multiple measures of capital adequacy. In the first quarter 2020, C&N Bank did not elect the community bank leverage ratio (“CBLR”) framework. The decision to continue to measure capital adequacy using previously existing risk-based and leverage capital requirements reflects concerns that reliance on the leverage ratio as a single measurement could, in certain circumstances, limit the ability to grow or encourage taking excessive risk. C&N Bank could elect the CBLR framework in the future.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(Dollars in Thousands)							Minimum To Be Well
			Minimum		Minimum To Maintain		Capitalized Under		Minimum To Meet
			Capital		Capital Conservation		Prompt Corrective		the Corporation's
	Actual		Requirement		Buffer at Reporting Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020:
Total capital to risk-weighted assets:
Consolidated	$229,506	21.07%	N/A	N/A	N/A	N/A	N/A	N/A	$114,376	³10.5%
C&N Bank	207,862	19.18%	86,705	³8%	113,800	³10.5%	108,381	³10%	113,800	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	211,373	19.40%	N/A	N/A	N/A	N/A	N/A	N/A	92,590	³8.5%
C&N Bank	196,229	18.11%	65,029	³6%	92,124	³8.5%	86,705	³8%	92,124	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	211,373	19.40%	N/A	N/A	N/A	N/A	N/A	N/A	76,251	³7%
C&N Bank	196,229	18.11%	48,772	³4.5%	75,867	³7.0%	70,448	³6.5%	75,867	³7%
Tier 1 capital to average assets:
Consolidated	211,373	13.21%	N/A	N/A	N/A	N/A	N/A	N/A	128,046	³8%
C&N Bank	196,229	12.38%	63,414	³4%	N/A	N/A	79,268	³5%	126,829	³8%

December 31, 2019:
Total capital to risk-weighted assets:
Consolidated	$228,057	20.70%	N/A	N/A	N/A	N/A	N/A	N/A	$115,689	³10.5%
C&N Bank	205,863	18.75%	87,817	³8%	115,260	³10.5%	109,771	³10%	115,260	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	211,388	19.19%	N/A	N/A	N/A	N/A	N/A	N/A	93,653	³8.5%
C&N Bank	195,694	17.83%	65,863	³6%	93,306	³8.5%	87,817	³8%	93,306	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	211,388	19.19%	N/A	N/A	N/A	N/A	N/A	N/A	77,126	³7%
C&N Bank	195,694	17.83%	49,397	³4.5%	76,840	³7.0%	71,351	³6.5%	76,840	³7%
Tier 1 capital to average assets:
Consolidated	211,388	13.10%	N/A	N/A	N/A	N/A	N/A	N/A	129,126	³8%
C&N Bank	195,694	12.24%	63,940	³4%	N/A	N/A	79,925	³5%	127,879	³8%

While it is difficult to estimate the future impact of COVID-19, the Corporation’s and C&N Bank’s capital ratios at March 31, 2020 are at levels that demonstrate the capacity to absorb the acquisition of Covenant as well as significant losses if they arise while continuing to meet the requirements to be considered well capitalized.

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

To avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At March 31, 2020, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

At March 31, 2020, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 11.02%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income (Loss) within stockholders’ equity. The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains (losses) on available-for-sale debt securities, net of deferred income tax, amounted to $9,230,000 at March 31, 2020 and $3,511,000 at December 31, 2019. Changes in accumulated other comprehensive income (loss) are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale debt securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at March 31, 2020.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $244,000 at March 31, 2020 and $180,000 at December 31, 2019.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Comprehensive Income totaled $9,949,000 for the first quarter 2020 as compared to $8,619,000 in the first quarter 2019. For the three months ended March 31, 2020, Comprehensive Income included: (1) Net Income of $4,166,000, which was $924,000 lower than in the first quarter 2019; (2) Other Comprehensive Income from available-for-sale debt securities of $5,719,000 as compared to Other Comprehensive Income of $3,366,000 in the first quarter 2019; and (3) Other Comprehensive Income from defined benefit plans of $64,000 which was lower for the first quarter 2020 as compared to $163,000 for the first quarter 2019.

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

Item 1A.     Risk Factors

Except for the risk factor described immediately below, there have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed February 20, 2020.

Coronavirus Outbreak - In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since first being reported in China, the coronavirus has spread to additional countries including the United States.

In response, many state and local governments, including the Commonwealth of Pennsylvania, have instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. It has been widely reported that these restrictions have resulted in significant adverse effects for many different types of businesses, particularly those in the travel, hospitality and food and beverage industries, among many others, and has resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which the Corporation operates. The ultimate effect of COVID-19 on the local or broader economy is not known nor is the ultimate length of the restrictions described and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect interest income and, therefore, earnings. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the coronavirus outbreak, and there is no guarantee that the Corporation’s efforts to address the adverse impacts of the coronavirus will be effective. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and actions taken to contain the coronavirus or its impact, among others.

The effect of COVID-19 and related events, including those described above and those not yet known or knowable, could have a negative effect on the Corporation’s business prospects, financial condition and results of operations, as a result of quarantines; market volatility; market downturns; changes in consumer behavior; business closures; deterioration in the credit quality of borrowers or the inability of borrowers to satisfy their obligations (and any related forbearances or restructurings that may be implemented); changes in the value of collateral securing outstanding loans; changes in the value of the investment securities portfolio; effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating the Corporation’s financial reporting and internal controls; declines in the demand for loans and other banking services and products; declines in demand resulting from adverse impacts of the disease on businesses deemed to be “non-essential” by governments; and branch or office closures and business interruptions.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

As described above, the Corporation has entered into an agreement to acquire Covenant. The COVID-19-related risk factors described in the preceding paragraphs also apply to Covenant. These factors, together or in combination with other events or occurrences not yet known or anticipated, could adversely affect the value of the merger consideration or could delay or prevent the consummation of the merger. Further, if the Corporation or Covenant is unable to recover from a business disruption on a timely basis, the merger and the combined company's business and financial condition and results of operations following the completion of the merger would be adversely affected. The merger and efforts to integrate the businesses of the Corporation and Covenant may also be delayed and adversely affected by the coronavirus outbreak and become more costly, which could adversely affect the Corporation’s financial condition and results of operations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth a summary of the purchases by the Corporation of its common stock during the first quarter 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2020	0	$0	0	600,000
February 1 - 29, 2020	0	$0	0	600,000
March 1 - 31, 2020	0	$0	0	600,000

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

Item 3.        Defaults Upon Senior Securities

None

Item 4.        Mine Safety Disclosures

Not applicable

Item 5.        Other Information

None

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6.        Exhibits

2. Plan of acquisition, reorganization, arrangement, liquidation or succession:

2.1 Agreement and Plan of Merger dated September 27, 2018, between the Corporation and Monument Bancorp, Inc.	Incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed September 28, 2018

2.2 Agreement and Plan of Merger dated December 18, 2019, between the Corporation and Covenant Financial, Inc.	Incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed December 18, 2019

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1(ii) of The Corporation's Form S-4/A filed April 20, 2020

4. Instruments defining the rights of Security holders, including Indentures	Not applicable

10. Material contracts	Not applicable

15. Letter re: unaudited interim information	Not applicable

18. Letter re: change in accounting principles	Not applicable

19. Report furnished to security holders	Not applicable

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

99. Additional exhibits	Not applicable

100. XBRL-related documents	Not applicable

101. Interactive data file	Filed herewith

104. Cover page interactive data file	Not applicable

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

May 7, 2020	By: /s/ J. Bradley Scovill
Date	President and Chief Executive Officer

May 7, 2020	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer

