Form 10-Q
period 2020-06-30
CITIZENS & NORTHERN CORP
filed 2020-08-06
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻ Accelerated filer ⌧ Non-accelerated filer ◻ Smaller reporting company ⌧ Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	15,871,073 Shares Outstanding on August 3, 2020

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data) (Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks:
Noninterest-bearing	$24,075	$17,667
Interest-bearing	53,567	17,535
Total cash and due from banks	77,642	35,202
Available-for-sale debt securities, at fair value	332,188	346,723
Marketable equity security	1,003	979
Loans held for sale	1,258	767

Loans receivable	1,241,413	1,182,222
Allowance for loan losses	(11,026)	(9,836)
Loans, net	1,230,387	1,172,386

Bank-owned life insurance	18,843	18,641
Accrued interest receivable	6,326	5,001
Bank premises and equipment, net	18,332	17,170
Foreclosed assets held for sale	1,593	2,886
Deferred tax asset, net	93	2,618
Goodwill	28,388	28,388
Core deposit intangibles, net	1,123	1,247
Other assets	28,290	22,137
TOTAL ASSETS	$1,745,466	$1,654,145

LIABILITIES
Deposits:
Noninterest-bearing	$353,707	$285,904
Interest-bearing	1,027,471	966,756
Total deposits	1,381,178	1,252,660
Short-term borrowings	14,404	86,220
Long-term borrowings	72,904	52,127
Subordinated debt	6,500	6,500
Accrued interest and other liabilities	14,689	12,186
TOTAL LIABILITIES	1,489,675	1,409,693

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares;
issued 13,934,996 and outstanding 13,807,157 at June 30, 2020;
issued 13,934,996 and outstanding 13,716,445 at December 31, 2019	13,935	13,935
Paid-in capital	103,954	104,519
Retained earnings	128,661	126,480
Treasury stock, at cost; 127,839 shares at June 30, 2020 and 218,551
shares at December 31, 2019	(2,470)	(4,173)
Accumulated other comprehensive income	11,711	3,691
TOTAL STOCKHOLDERS' EQUITY	255,791	244,452
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,745,466	$1,654,145

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income

(In Thousands Except Per Share Data) (Unaudited)

	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans:
Taxable	$14,126	$14,098	$28,587	$24,046
Tax-exempt	439	524	898	1,088
Interest on mortgages held for sale	15	6	21	9
Interest on balances with depository institutions	41	149	122	265
Income from available-for-sale debt securities:
Taxable	1,380	1,826	2,968	3,660
Tax-exempt	507	531	944	1,125
Dividends on marketable equity security	5	5	10	11
Total interest and dividend income	16,513	17,139	33,550	30,204
INTEREST EXPENSE
Interest on deposits	1,784	2,363	3,939	3,416
Interest on short-term borrowings	64	228	262	307
Interest on long-term borrowings	313	228	608	446
Interest on subordinated debt	106	115	213	115
Total interest expense	2,267	2,934	5,022	4,284
Net interest income	14,246	14,205	28,528	25,920
(Credit) provision for loan losses	(176)	(4)	1,352	(961)
Net interest income after (credit) provision for loan losses	14,422	14,209	27,176	26,881
NONINTEREST INCOME
Trust and financial management revenue	1,565	1,583	3,044	2,943
Brokerage revenue	343	361	676	668
Insurance commissions, fees and premiums	52	48	85	78
Service charges on deposit accounts	831	1,277	2,081	2,527
Service charges and fees	84	89	147	168
Interchange revenue from debit card transactions	718	699	1,449	1,342
Net gains from sale of loans	1,564	221	1,879	308
Loan servicing fees, net	(158)	35	(172)	63
Increase in cash surrender value of life insurance	98	99	202	191
Other noninterest income	431	437	1,418	967
Sub-total	5,528	4,849	10,809	9,255
Realized gains on available-for-sale debt securities, net	0	7	0	7
Total noninterest income	5,528	4,856	10,809	9,262
NONINTEREST EXPENSE
Salaries and wages	5,364	5,276	10,704	9,769
Pensions and other employee benefits	1,619	1,225	3,657	2,843
Occupancy expense, net	664	665	1,409	1,322
Furniture and equipment expense	311	333	669	634
Data processing expenses	1,040	962	2,058	1,765
Automated teller machine and interchange expense	275	277	572	466
Pennsylvania shares tax	423	347	845	694
Professional fees	464	331	843	553
Telecommunications	213	176	419	340
Directors' fees	178	141	348	324
Merger-related expenses	983	3,301	1,124	3,612
Other noninterest expense	1,723	1,689	3,662	3,408
Total noninterest expense	13,257	14,723	26,310	25,730
Income before income tax provision	6,693	4,342	11,675	10,413
Income tax provision	1,255	693	2,071	1,674
NET INCOME	$5,438	$3,649	$9,604	$8,739
EARNINGS PER COMMON SHARE - BASIC	$0.39	$0.27	$0.70	$0.67
EARNINGS PER COMMON SHARE - DILUTED	$0.39	$0.27	$0.70	$0.67

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income

(In Thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$5,438	$3,649	$9,604	$8,739

Unrealized holding gains on available-for-sale debt securities	2,835	5,163	10,075	9,424

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	0	0	88	214
Amortization of prior service cost and net actuarial loss included in
net periodic benefit cost	(6)	(7)	(14)	(15)
Other comprehensive (loss) gain on unfunded retirement obligations	(6)	(7)	74	199

Other comprehensive income before income tax	2,829	5,156	10,149	9,623
Income tax related to other comprehensive income	(592)	(1,083)	(2,129)	(2,021)

Net other comprehensive income	2,237	4,073	8,020	7,602

Comprehensive income	$7,675	$7,722	$17,624	$16,341

The accompanying notes are an integral part of these unaudited consolidated financial statements

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	6 Months Ended
	June 30,	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,604	$8,739
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	1,352	(961)
Realized gains on available-for-sale debt securities, net	0	(7)
Accretion and amortization on securities, net	802	505
Increase in cash surrender value of life insurance	(202)	(191)
Depreciation and amortization of bank premises and equipment	897	843
Other accretion and amortization, net	(578)	(138)
Stock-based compensation	424	431
Deferred income taxes	396	583
Decrease in fair value of servicing rights	396	148
Gains on sales of loans, net	(1,879)	(308)
Origination of loans held for sale	(60,830)	(9,783)
Proceeds from sales of loans held for sale	61,815	9,107
Increase in accrued interest receivable and other assets	(9,085)	(254)
Increase (decrease) in accrued interest payable and other liabilities	2,630	(1,188)
Other	15	58
Net Cash Provided by Operating Activities	5,757	7,584
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents used in business combination	0	(1,778)
Proceeds from maturities of certificates of deposit	250	100
Proceeds from sales of available-for-sale debt securities	6,722	95,139
Proceeds from calls and maturities of available-for-sale debt securities	43,718	34,825
Purchase of available-for-sale debt securities	(26,632)	(26,662)
Redemption of Federal Home Loan Bank of Pittsburgh stock	5,076	6,723
Purchase of Federal Home Loan Bank of Pittsburgh stock	(3,616)	(3,148)
Net increase in loans	(58,591)	(30,385)
Proceeds from bank owned life insurance	0	796
Purchase of premises and equipment	(2,085)	(925)
Proceeds from sale of foreclosed assets	1,265	227
Other	116	75
Net Cash (Used in) Provided by Investing Activities	(33,777)	74,987
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	128,464	26,931
Net decrease in short-term borrowings	(71,822)	(96,990)
Proceeds from long-term borrowings	25,891	22,500
Repayments of long-term borrowings and subordinated debt	(5,114)	(25,517)
Sale of treasury stock	124	198
Purchase of vested restricted stock	(163)	(189)
Common dividends paid	(6,670)	(7,386)
Net Cash Provided by (Used in) Financing Activities	70,710	(80,453)
INCREASE IN CASH AND CASH EQUIVALENTS	42,690	2,118
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,122	32,827
CASH AND CASH EQUIVALENTS, END OF PERIOD	$73,812	$34,945
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Right-of-use assets recognized at adoption of ASU 2016-02	$0	$1,132
Leased assets obtained in exchange for new operating lease liabilities	$0	$745
Assets acquired through foreclosure of real estate loans	$0	$824
Interest paid	$4,961	$3,846
Income taxes paid	$42	$950

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data) (Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Three Months Ended June 30, 2020	Shares	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance, March 31, 2020	13,934,996	147,836	$13,935	$103,731	$126,944	$9,474	$(2,856)	$251,228
Net income		—	—	—	5,438		—	5,438
Other comprehensive income, net		—	—	—	—	2,237	—	2,237
Cash dividends declared on common stock, $.27 per share		—	—	—	(3,721)	—	—	(3,721)
Shares issued for dividend reinvestment plan		(20,755)	—	(22)	—	—	401	379
Forfeiture of restricted stock		758	—	15	—	—	(15)	0
Stock-based compensation expense		—	—	230	—	—	—	230
Balance, June 30, 2020	13,934,996	127,839	$13,935	$103,954	$128,661	$11,711	$(2,470)	$255,791

Three Months Ended June 30, 2019
Balance, March 31, 2019	12,655,171	262,127	$12,655	$71,963	$123,155	$(641)	$(5,005)	$202,127
Net income		—	—	—	3,649	—	—	3,649
Other comprehensive income, net		—	—	—	—	4,073	—	4,073
Cash dividends declared on common stock, $.27 per share		—	—	—	(3,692)	—	—	(3,692)
Shares issued for dividend reinvestment plan		(12,685)	—	126	—	—	242	368
Shares issued from treasury and redeemed related to exercise of stock options		(5,433)	—	(68)	—	—	104	36
Forfeiture of restricted stock		2,988	—	57	—	—	(57)	0
Stock-based compensation expense		—	—	202	—	—	—	202
Shares issued for acquisition of Monument Bancorp, Inc., net of equity issuance costs	1,279,825	—	1,280	31,673	—	—	—	32,953
Balance, June 30, 2019	13,934,996	246,997	$13,935	$103,953	$123,112	$3,432	$(4,716)	$239,716

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data) (Unaudited)

(Continued)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Six Months Ended June 30, 2020
Balance, December 31, 2019	13,934,996	218,551	$13,935	$104,519	$126,480	$3,691	$(4,173)	$244,452
Net income					9,604			9,604
Other comprehensive income, net						8,020		8,020
Cash dividends declared on common stock, $.54 per share					(7,423)			(7,423)
Shares issued for dividend reinvestment plan		(34,700)		82			671	753
Shares issued from treasury and redeemed related to exercise of stock options		(9,652)		(62)			186	124
Restricted stock granted		(55,864)		(1,079)			1,079	0
Forfeiture of restricted stock		3,642		70			(70)	0
Stock-based compensation expense				424				424
Purchase of restricted stock for tax withholding		5,862					(163)	(163)
Balance, June 30, 2020	13,934,996	127,839	$13,935	$103,954	$128,661	$11,711	$(2,470)	$255,791

Six Months Ended June 30, 2019
Balance, December 31, 2018	12,655,171	335,841	$12,655	$72,602	$122,643	$(4,170)	$(6,362)	$197,368
Net income					8,739			8,739
Other comprehensive income, net						7,602		7,602
Cash dividends declared on common stock, $.64 per share					(8,270)			(8,270)
Shares issued for dividend reinvestment plan		(33,172)		251			633	884
Shares issued from treasury and redeemed related to exercise of stock options		(18,071)		(146)			344	198
Restricted stock granted		(48,137)		(918)			918	0
Forfeiture of restricted stock		3,144		60			(60)	0
Stock-based compensation expense				431				431
Purchase of restricted stock for tax withholding		7,392					(189)	(189)
Shares issued for acquisition of Monument Bancorp, Inc., net of equity issuance costs	1,279,825		1,280	31,673				32,953
Balance, June 30, 2019	13,934,996	246,997	13,935	$103,953	$123,112	$3,432	$(4,716)	$239,716

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

Operating results reported for the six-month period ended June 30, 2020 might not be indicative of the results for the year ending December 31, 2020. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements - Adopted

ASU 2018-13, Fair Value Measurement (Topic 820) modifies disclosure requirements on fair value measurements. This ASU removes requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. ASU 2018-13 clarifies that disclosure regarding measurement uncertainty is intended to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 adds certain disclosure requirements, including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU became effective for the Corporation beginning in the first quarter 2020. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively, while all other amendments should be applied retrospectively for all periods presented. Note 12 provides disclosure regarding fair value measurements of the Corporation’s financial instruments. Adoption of this ASU did not have a material impact on the Corporation’s consolidated financial position or results of operations.

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

ASU 2020-04, Reference Rate Reform (Topic 848) provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments in Update 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The guidance includes a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. Some specific optional expedients are as follows:

●	Simplifies accounting for contract modifications, including modifications to loans receivable and debt, by prospectively adjusting the effective interest rate.
●	Simplifies the assessment of hedge effectiveness and allows hedging relationships affected by reference rate reform to continue.

The amendments in ASU 2020-04 are effective as of March 12, 2020 through December 31, 2022. The Corporation expects to apply the amendments prospectively for applicable loan and other contracts within the effective period of ASU 2020-04.

2. BUSINESS COMBINATION AND PENDING ACQUISITION

Business Combination – Acquisition of Monument Bancorp, Inc.

On April 1, 2019, the Corporation completed its acquisition of 100% of the common stock of Monument Bancorp, Inc.(“Monument”) Monument was the parent company of Monument Bank, a commercial bank which operated two community bank offices and one lending office in Bucks County, Pennsylvania. Pursuant to the merger, Monument was merged into Citizens & Northern Corporation and Monument Bank was merged into C&N Bank.

Total purchase consideration was $42.7 million, including cash paid to former Monument shareholders totaling $9.6 million and 1,279,825 shares of Corporation common stock issued with a value of $33.1 million, net of costs directly related to stock issuance of $181,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In connection with the transaction, the Corporation recorded goodwill of $16.4 million and a core deposit intangible asset of $1.5 million. Total loans acquired on April 1, 2019 were valued at $259.3 million, while total deposits assumed were valued at $223.3 million, borrowings were valued at $111.6 million and subordinated debt was valued at $12.4 million. The subordinated debt included an instrument with a fair value of $5.4 million that was redeemed on April 1, 2019 with no realized gain or loss. The Corporation acquired available-for-sale debt securities valued at $94.6 million and sold the securities in early April for approximately no realized gain or loss. The assets purchased and liabilities assumed in the merger were recorded at their estimated fair values at the time of closing, subject to refinement for up to one year after the closing date. There were no adjustments to the fair value measurements of assets or liabilities in 2020.

Merger-related expenses, including legal and professional expenses and conversion of Monument’s customer accounting data into the Corporation’s core system, were $3,301,000 in the second quarter 2019 and $3,612,000 in the six-month period ended June 30, 2019.

Acquisition of Covenant Financial, Inc.

In December 2019, the Corporation announced a plan of merger to acquire Covenant Financial, Inc. (“Covenant”). In July 2020, the Corporation and Covenant announced the completion of the merger as of July 1, 2020. Covenant was the holding company for Covenant Bank, which operated banking offices in Bucks and Chester Counties of PA. Under the terms of the Agreement and Plan of Merger, Covenant merged into the Corporation, and Covenant Bank merged into C&N Bank. In the transaction, Covenant shareholders elected to receive either 0.6212 shares of Corporation common stock or $16.50 in cash for each share of Covenant common stock owned, subject to proration to ensure that, overall, 25% of the Covenant shares were converted into cash and 75% of the Covenant shares were converted into Corporation stock. The election and proration process commenced in June 2020 and was completed in early July 2020. Holders of Covenant common stock prior to the consummation of the merger own approximately 12.9% of the Corporation’s common stock outstanding following the merger.

Based on the average of the high and low trading price of the Corporation’s common stock of $20.32 per share on July 1, 2020, the total purchase consideration is valued at approximately $63.3 million. As of June 30, 2020, Covenant reported total assets of $608 million, including gross loans of $472 million, total deposits of $480 million and total stockholders’ equity of $44 million. As of the date the Corporation’s June 30, 2020 financial statements are issued, some of the information required to be disclosed under U.S. GAAP was not available since, given the short period between the July 1, 2020 merger date and the financial statement issuance, the calculation of the fair value of all material Covenant assets acquired and liabilities assumed had not yet been completed.

Merger-related expenses related to the planned acquisition of Covenant totaled $983,000 in the second quarter 2020 and $1,124,000 in the six-month period ended June 30, 2020. Merger-related expenses include severance and similar expenses as well as initial expenses related to conversion of Covenant’s core customer data into the Corporation’s core system and legal and other professional expenses. Management estimates total pre-tax merger-related expenses associated with the Covenant transaction will be approximately $8.0 million, including remaining expenses of approximately $6.6 million. Most of the expenses are expected to be incurred in the third quarter 2020.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

(In Thousands, Except Share and Per Share Data)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Basic
Net income	$5,438	$3,649	$9,604	$8,739
Less: Dividends and undistributed earnings allocated to participating securities	(33)	(19)	(54)	(46)
Net income attributable to common shares	$5,405	$3,630	$9,550	$8,693
Basic weighted-average common shares outstanding	13,710,118	13,597,848	13,697,617	12,956,916
Basic earnings per common share (a)	$0.39	$0.27	$0.70	$0.67
Diluted
Net income attributable to common shares	$5,405	$3,630	$9,550	$8,693
Basic weighted-average common shares outstanding	13,710,118	13,597,848	13,697,617	12,956,916
Dilutive effect of potential common stock arising from stock options	2,269	25,106	8,116	25,445
Diluted weighted-average common shares outstanding	13,712,387	13,622,954	13,705,733	12,982,361
Diluted earnings per common share (a)	$0.39	$0.27	$0.70	$0.67
Weighted-average nonvested restricted shares outstanding	88,514	70,366	77,093	68,016
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the consolidated statements of income, less earnings allocated to non-vested restricted shares with nonforfeitable dividends (participating securities).

Anti-dilutive stock options are excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 39,012 shares in the three-month period ended June 30, 2020 and 19,506 shares in the six-month period ended June 30, 2020. There were no anti-dilutive instruments in the three-month and six-month periods ended June 30, 2019.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

4. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2020
Unrealized gains on available-for-sale debt securities,
Unrealized holding gains on available-for-sale debt securities	$10,075	$(2,114)	$7,961

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	88	(18)	70
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(14)	3	(11)
Other comprehensive income on unfunded retirement obligations	74	(15)	59

Total other comprehensive income	$10,149	$(2,129)	$8,020

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2019
Unrealized gains on available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$9,431	$(1,980)	$7,451
Reclassification adjustment for (gains) realized in income	(7)	1	(6)
Other comprehensive income on available-for-sale debt securities	9,424	(1,979)	7,445

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	214	(45)	169
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(15)	3	(12)
Other comprehensive income on unfunded retirement obligations	199	(42)	157

Total other comprehensive income	$9,623	$(2,021)	$7,602

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended June 30, 2020
Unrealized gains on available-for-sale debt securities,
Unrealized holding gains on available-for-sale debt securities	$2,835	$(593)	$2,242
Unfunded pension and postretirement obligations,
Amortization of prior service cost and net actuarial loss
included in net periodic benefit cost	(6)	1	(5)
Total other comprehensive income	$2,829	$(592)	$2,237

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended June 30, 2019
Unrealized gains on available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$5,170	$(1,085)	$4,085
Reclassification adjustment for (gains) realized in income	(7)	1	(6)
Other comprehensive income on available-for-sale debt securities	5,163	(1,084)	4,079
Unfunded pension and postretirement obligations:
Amortization of prior service cost and net actuarial loss
included in net periodic benefit cost	(7)	1	(6)
Other comprehensive loss on unfunded retirement obligations	(7)	1	(6)
Total other comprehensive income	$5,156	$(1,083)	$4,073

The amounts shown in the table immediately above are included in the following line items in the consolidated statements of income:

Affected Line Item in the
Description	Consolidated Statements of Income
Amortization of prior service cost and	Other noninterest expense
net actuarial loss included in net
periodic benefit cost (Before-Tax)
Reclassification adjustment for (gains)	Realized gains on available-for-sale
realized in income (Before-Tax)	debt securities, net
Income Tax effect	Income tax provision

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

(In Thousands)	Unrealized	Accumulated
	Gains	Unfunded	Other
	(Losses)	Retirement	Comprehensive
	on Securities	Obligations	Income (Loss)
Six Months Ended June 30, 2020
Balance, beginning of period	$3,511	$180	$3,691
Other comprehensive income during six months ended June 30, 2020	7,961	59	8,020
Balance, end of period	$11,472	$239	$11,711

Six Months Ended June 30, 2019
Balance, beginning of period	$(4,307)	$137	$(4,170)
Other comprehensive income during six months ended June 30, 2019	7,445	157	7,602
Balance, end of period	$3,138	$294	$3,432

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Unrealized		Accumulated
	Gains	Unfunded	Other
	(Losses)	Retirement	Comprehensive
	on Securities	Obligations	Income (Loss)
Three Months Ended June 30, 2020
Balance, beginning of period	$9,230	$244	$9,474
Other comprehensive income (loss) during three months ended June 30, 2020	2,242	(5)	2,237
Balance, end of period	$11,472	$239	$11,711

Three Months Ended June 30, 2019
Balance, beginning of period	$(941)	$300	$(641)
Other comprehensive income (loss) during three months ended June 30, 2019	4,079	(6)	4,073
Balance, end of period	$3,138	$294	$3,432

5. CASH AND DUE FROM BANKS

Cash and due from banks at June 30, 2020 and December 31, 2019 include the following:

(In thousands)	June 30,	Dec. 31,
	2020	2019
Cash and cash equivalents	$73,812	$31,122
Certificates of deposit	3,830	4,080
Total cash and due from banks	$77,642	$35,202

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

Historically, C&N Bank has been required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. In March 2020, the Federal Reserve Board reduced reserve requirements for U.S. banks to 0%. Accordingly, C&N Bank had no required reserves at June 30, 2020. Required reserves were $20,148,000 at December 31, 2019.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

6. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at June 30, 2020 and December 31, 2019 are summarized as follows:

(In Thousands)	June 30, 2020
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$10,706	$967	$0	$11,673
Obligations of states and political subdivisions:
Tax-exempt	86,897	4,786	(40)	91,643
Taxable	38,022	1,810	(48)	39,784
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	49,852	1,668	0	51,520
Residential collateralized mortgage obligations	87,527	1,951	(43)	89,435
Commercial mortgage-backed securities	44,664	3,469	0	48,133
Total available-for-sale debt securities	$317,668	$14,651	$(131)	$332,188

(In Thousands)	December 31, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$16,380	$620	$0	$17,000
Obligations of states and political subdivisions:
Tax-exempt	68,787	2,011	(38)	70,760
Taxable	35,446	927	(70)	36,303
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	58,875	472	(137)	59,210
Residential collateralized mortgage obligations	115,025	308	(610)	114,723
Commercial mortgage-backed securities	47,765	1,069	(107)	48,727
Total available-for-sale debt securities	$342,278	$5,407	$(962)	$346,723

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019:

June 30, 2020	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions:
Tax-exempt	$3,743	$(40)	$0	$0	$3,743	$(40)
Taxable	1,476	(48)	0	0	1,476	(48)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential collateralized mortgage obligations	8,809	(43)	0	0	8,809	(43)
Total temporary impaired available for sale debt securities	$14,028	$(131)	$0	$0	$14,028	$(131)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2019	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions:
Tax-exempt	$6,429	$(38)	$0	$0	$6,429	$(38)
Taxable	5,624	(68)	161	(2)	5,785	(70)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies
Residential pass-through securities	9,771	(35)	14,787	(102)	24,558	(137)
Residential collateralized mortgage obligations	31,409	(195)	30,535	(415)	61,944	(610)
Commercial mortgage-backed securities	0	0	8,507	(107)	8,507	(107)
Total temporarily impaired available-for-sale debt securities	$53,233	$(336)	$53,990	$(626)	$107,223	$(962)

Gross realized gains and losses from available-for-sale debt securities were as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Gross realized gains from sales	$0	$7	$52	$7
Gross realized losses from sales	0	0	(52)	0
Net realized gains	$0	$7	$0	$7

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of June 30, 2020. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	June 30, 2020
	Amortized	Fair
	Cost	Value
Due in one year or less	$7,369	$7,414
Due from one year through five years	33,740	35,119
Due from five years through ten years	38,294	40,729
Due after ten years	56,222	59,838
Sub-total	135,625	143,100
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	49,852	51,520
Residential collateralized mortgage obligations	87,527	89,435
Commercial mortgage-backed securities	44,664	48,133
Total	$317,668	$332,188

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

Investment securities carried at $196,620,000 at June 30, 2020 and $215,270,000 at December 31, 2019 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 9 for information concerning securities pledged to secure borrowing arrangements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

A summary of information management considered in evaluating debt and equity securities for other-than-temporary impairment (“OTTI”) at June 30, 2020 is provided below.

Debt Securities

At June 30, 2020 and December 31, 2019, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities at June 30, 2020 and December 31, 2019 to be temporary.

Equity Securities

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheets, was $8,671,000 at June 30, 2020 and $10,131,000 at December 31, 2019. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at June 30, 2020 and December 31, 2019. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

The Corporation’s marketable equity security, with a carrying value of $1,003,000 at June 30, 2020 and $979,000 at December 31, 2019, consisted exclusively of one mutual fund. There was an unrealized gain on the mutual fund of $3,000 at June 30, 2020 and an unrealized loss of $21,000 at December 31, 2019. Changes in the unrealized gains or losses on this security are included in other noninterest income in the consolidated statements of income.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

7. LOANS

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans. Loans outstanding at June 30, 2020 and December 31, 2019 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type

(In Thousands)

	June 30,	Dec. 31,
	2020	2019
Residential mortgage:
Residential mortgage loans - first liens	$493,214	$510,641
Residential mortgage loans - junior liens	25,632	27,503
Home equity lines of credit	31,826	33,638
1-4 Family residential construction	15,621	14,798
Total residential mortgage	566,293	586,580
Commercial:
Commercial loans secured by real estate	293,304	301,227
Commercial and industrial	120,202	126,374
Small Business Administration - Paycheck Protection Program	97,103	0
Political subdivisions	43,134	53,570
Commercial construction and land	40,348	33,555
Loans secured by farmland	11,433	12,251
Multi-family (5 or more) residential	32,699	31,070
Agricultural loans	3,874	4,319
Other commercial loans	16,579	16,535
Total commercial	658,676	578,901
Consumer	16,444	16,741
Total	1,241,413	1,182,222
Less: allowance for loan losses	(11,026)	(9,836)
Loans, net	$1,230,387	$1,172,386

In the table above, outstanding loan balances are presented net of deferred loan origination fees, net, of $5,519,000 at June 30, 2020 and $2,482,000 at December 31, 2019.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Effective April 1, 2019, the Corporation acquired loans pursuant to the acquisition of Monument. The loans acquired from Monument were recorded at an initial fair value of $259,295,000. The gross amortized cost of loans acquired from Monument on April 1, 2019 was reduced $1,807,000 based on movements in interest rates (market rate adjustment) and was also reduced $1,914,000 based on a credit fair value adjustment on non-impaired loans and by $318,000 based on a credit fair value adjustment on impaired loans. In the last three quarters of 2019 and first six months of 2020, the Corporation recognized accretion of a portion of the market rate adjustment and credit adjustment on non-impaired loans, and a partial recovery of purchased credit impaired (PCI) loans. For the three-month and six-month periods ended June 30, 2020 and 2019, adjustments to the initial market rate and credit fair value adjustments were recognized as follows:

(In Thousands)
	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Market Rate Adjustment
Adjustments to gross amortized cost of loans at beginning of period	$(1,268)	$0	$(1,415)	$0
Market rate adjustment recorded in acquisition	0	(1,807)	0	(1,807)
Accretion recognized in interest income	165	149	312	149
Adjustments to gross amortized cost of loans at end of period	$(1,103)	$(1,658)	$(1,103)	$(1,658)
Credit Adjustment on Non-impaired Loans
Adjustments to gross amortized cost of loans at beginning of period	$(1,011)	$0	$(1,216)	$0
Credit adjustment recorded in acquisition	0	(1,914)	0	(1,914)
Accretion recognized in interest income	133	261	338	261
Adjustments to gross amortized cost of loans at end of period	$(878)	$(1,653)	$(878)	$(1,653)

PCI loans acquired from Monument were valued at $441,000 at April 1, 2019, which was $318,000 lower than the total outstanding balance of the loans. The fair values of all of the PCI loans were determined based on the estimated realizable value of underlying real estate collateral, net of estimated selling cost. In the first six months of 2020, the Corporation recorded interest income of $113,000 from the excess of proceeds received on the pay-off of PCI loans over their carrying amounts. A summary of PCI loans held at June 30, 2020 and December 31, 2019 is as follows:

(In Thousands)	June 30,	December 31,
	2020	2019
Outstanding balance	$407	$759
Carrying amount	305	441

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in northcentral Pennsylvania, the southern tier of New York State and southeastern Pennsylvania. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either June 30, 2020 or December 31, 2019.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The maximum term of PPP loans is five years, though most of the Corporation’s PPP loans have two-year terms, and the Corporation will be repaid sooner to the extent the loans are forgiven. The interest rate on PPP loans is 1%, and the Corporation has received fees from the SBA ranging between 1% and 5% per loan, depending on the size of the loan. Consistent with current SBA guidance, if a borrower uses an agent in the loan process, the Corporation would pay a percentage of the SBA fees to the agent. Fees on PPP loans, net of origination costs, will be recognized in interest income as a yield adjustment over the term of the loans.

The Corporation began accepting and processing applications for loans under the PPP on April 3, 2020. As of June 30, 2020, the recorded investment in PPP loans was $97,103,000, including contractual principal balances of $100,120,000, reduced by net deferred origination fees of $3,017,000. Net deferred origination fees on PPP loans are recognized in interest income as a yield adjustment (accretion over the term of the loans). Accretion of $337,000 from fees received on PPP loans was included in interest and fees on (taxable) loans in the consolidated statements of income in the three-month and six-month periods ended June 30, 2020.

Section 4013 of the CARES Act provides that, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the coronavirus (COVID-19) pandemic declared by the President of the United States under the National Emergencies Act terminates (the “applicable period”), the Corporation may elect to suspend U.S. GAAP for loan modifications related to the pandemic that would otherwise be categorized as troubled debt restructurings (TDRs) and suspend any determination of a loan modified as a result of the effects of the pandemic as being a TDR, including impairment for accounting purposes. The suspension is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. The suspension is not applicable to any adverse impact on the credit of a borrower that is not related to the pandemic.

In addition, the banking regulators and other financial regulators, on March 22, 2020 and revised April 7, 2020, issued a joint interagency statement titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the COVID-19 pandemic. Pursuant to the interagency statement, loan modifications that do not meet the conditions of Section 4013 of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. Specifically, the agencies confirmed with the FASB staff that short-term modifications made in good faith in response to the pandemic to borrowers who were current prior to any relief are not TDRs under U.S. GAAP. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Appropriate allowances for loan and lease losses are expected to be maintained. With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to the pandemic as past due because of the deferral. The interagency statement also states that during short-term pandemic-related loan modifications, these loans generally should not be reported as nonaccrual.

To work with clients impacted by COVID-19, the Corporation is offering short-term loan modifications on a case-by-case basis to borrowers who were current in their payments at the inception of the loan modification program. These efforts have been designed to assist borrowers as they deal with the current crisis and help the Corporation mitigate credit risk. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term. Consistent with Section 4013 of the CARES ACT and guidance from the joint interagency statement described in the preceding paragraphs, the modified loans have not been reported as past due, nonaccrual or as TDRs at June 30, 2020. Most of the modifications under the program became effective In March or April 2020 and provided a deferral of interest or principal and interest for 90 days. Accordingly, most of the loans for which deferrals were granted returned to full payment status in June or July 2020. There have been 706 loans for which deferrals have been granted through June 30, 2020 with an aggregate recorded investment of approximately $202 million at the time of deferral. The quantity and

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

balances of modifications outstanding under the program at June 30, 2020 and July 31, 2020 (excluding loans acquired pursuant to the Covenant acquisition on July 1, 2020) are as follows:

	Deferrals Remaining		Deferrals Remaining
	As of June 30, 2020		As of July 31, 2020
(Dollars in Thousands)	Number		Number
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
COVID-19-related loan modifications:
Residential mortgage	307	$40,930	54	$7,130
Consumer	36	364	—	—
Commercial	198	117,424	24	22,488
Total	541	$158,718	78	$29,618

The ultimate effect of COVID-19 on the local or broader economy is not known. In the first six months of 2020, the Corporation increased the allowance for loan losses $646,000, including $244,000 in the second quarter, based on an increase in qualitative factors related to potential deterioration in economic conditions. Further, in June 2020, the Corporation’s credit administration and commercial lending staffs performed a review of commercial credits with “Pass” ratings in an effort to reduce the risk of failing to identify loans that should be evaluated for risk rating downgrade or a specific allowance. Updated risk ratings and specific allowances based on that review have been included in the June 30, 2020 information presented below. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its economic impact, the total impact on the Corporation’s loan portfolio is not determinable.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of June 30, 2020, and December 31, 2019, management determined that no allowance for credit losses related to unfunded loan commitments was required.

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month and six-month periods ended June 30, 2020 and 2019 were as follows:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Three Months Ended June 30, 2020	March 31,				June 30,
(In Thousands)	2020 Balance	Charge-offs	Recoveries	Provision (Credit)	2020 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,572	$0	$1	$(42)	$3,531
Residential mortgage loans - junior liens	414	0	0	(49)	365
Home equity lines of credit	278	0	1	8	287
1-4 Family residential construction	119	0	0	18	137
Total residential mortgage	4,383	0	2	(65)	4,320
Commercial:
Commercial loans secured by real estate	1,932	0	0	494	2,426
Commercial and industrial	2,645	0	0	(149)	2,496
Commercial construction and land	970	(107)	0	(443)	420
Loans secured by farmland	144	0	0	2	146
Multi-family (5 or more) residential	199	0	0	(36)	163
Agricultural loans	39	0	0	1	40
Other commercial loans	160	0	0	7	167
Total commercial	6,089	(107)	0	(124)	5,858
Consumer	273	(39)	16	13	263
Unallocated	585	0	0	0	585
Total Allowance for Loan Losses	$11,330	$(146)	$18	$(176)	$11,026

Three Months Ended June 30, 2019	March 31,				June 30,
(In Thousands)	2019 Balance	Charge-offs	Recoveries	Provision (Credit)	2019 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,178	$(33)	$1	$(16)	$3,130
Residential mortgage loans - junior liens	329	0	0	4	333
Home equity lines of credit	286	0	1	(7)	280
1-4 Family residential construction	198	0	0	22	220
Total residential mortgage	3,991	(33)	2	3	3,963
Commercial:
Commercial loans secured by real estate	1,887	0	0	(310)	1,577
Commercial and industrial	1,069	(6)	1	182	1,246
Commercial construction and land	114	0	0	38	152
Loans secured by farmland	98	0	0	4	102
Multi-family (5 or more) residential	112	0	0	38	150
Agricultural loans	43	0	0	(1)	42
Other commercial loans	121	0	0	(2)	119
Total commercial	3,444	(6)	1	(51)	3,388
Consumer	236	(29)	13	44	264
Unallocated	585	0	0	0	585
Total Allowance for Loan Losses	$8,256	$(68)	$16	$(4)	$8,200

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Dec. 31,				June 30,
Six Months Ended June 30, 2020	2019			Provision	2020
(In Thousands)	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,405	$0	$2	$124	$3,531
Residential mortgage loans - junior liens	384	0	1	(20)	365
Home equity lines of credit	276	0	2	9	287
1-4 Family residential construction	117	0	0	20	137
Total residential mortgage	4,182	0	5	133	4,320
Commercial:
Commercial loans secured by real estate	1,921	0	0	505	2,426
Commercial and industrial	1,391	(17)	0	1,122	2,496
Commercial construction and land	966	(107)	0	(439)	420
Loans secured by farmland	158	0	0	(12)	146
Multi-family (5 or more) residential	156	0	0	7	163
Agricultural loans	41	0	0	(1)	40
Other commercial loans	155	0	0	12	167
Total commercial	4,788	(124)	0	1,194	5,858
Consumer	281	(70)	27	25	263
Unallocated	585	0	0	0	585
Total Allowance for Loan Losses	$9,836	$(194)	$32	$1,352	$11,026

	Dec. 31,				June 30,
Six Months Ended June 30, 2019	2018			Provision	2019
(In Thousands)	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,156	$(83)	$2	$55	$3,130
Residential mortgage loans - junior liens	325	(24)	0	32	333
Home equity lines of credit	302	0	4	(26)	280
1-4 Family residential construction	203	0	0	17	220
Total residential mortgage	3,986	(107)	6	78	3,963
Commercial:
Commercial loans secured by real estate	2,538	0	0	(961)	1,577
Commercial and industrial	1,553	(6)	3	(304)	1,246
Commercial construction and land	110	0	0	42	152
Loans secured by farmland	102	0	0	0	102
Multi-family (5 or more) residential	114	0	0	36	150
Agricultural loans	46	0	0	(4)	42
Other commercial loans	128	0	0	(9)	119
Total commercial	4,591	(6)	3	(1,200)	3,388
Consumer	233	(66)	22	75	264
Unallocated	499	0	0	86	585
Total Allowance for Loan Losses	$9,309	$(179)	$31	$(961)	$8,200

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

Performing loans acquired from Monument are presented net of a discount for credit losses of $878,000 at June 30, 2020 and $1,216,000 at December 31, 2019. This discount reflects an estimate of the present value of credit losses based on market expectations at the date of acquisition of $1,914,000, subsequently reduced as accretion has been recognized based on estimated and actual principal pay-downs. At June 30, 2020, it was determined that five purchased loans to two borrowers with recorded investments totaling $6,075,000 were found to be impaired. Specific allowances totaling $350,000 were recorded on these loans at June 30, 2020, based on the excess of the recorded investments in the loans over the estimated value of the related real estate collateral, net of selling costs. Purchased performing loans were excluded from the loan pools for which the general component of the allowance for loan losses was calculated.

The credit for loan losses of $176,000 in the second quarter 2020 included the benefit of repayment of a commercial construction loan for less than the full principal balance, resulting in a charge-off of $107,000 as compared to a specific allowance on the loan of $674,000 at March 31, 2020.

For the first six months of 2020, the provision for loan losses was $1,352,000, an increase in expense of $2,313,000 as compared to the credit for loan losses of $961,000 recorded in the first six months of 2019. In 2020, the provision includes the effects of recording a specific allowance of $1,193,000 on a commercial loan in the first quarter, partially offset by the benefit from the previously described repayment of the commercial construction loan in the second quarter. In total, the provision for the first six months of 2020 included a net charge of $1,067,000 related to specific loans (net increase in specific allowances on loans of $905,000 and net charge-offs of $162,000); a charge of $646,000 attributable to increases in qualitative factors; a credit of $272,000 from the impact of a reduction in outstanding loans, excluding PPP loans; and a credit of $89,000 in the net charge-off experience factors used to estimate the allowance. No provision for loan losses was recognized on PPP loans because the SBA guarantees the loans, subject to compliance with program requirements. The credit for loan losses in the first six months of 2019 included a benefit from eliminating specific allowances on commercial loans that were no longer considered impaired.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of June 30, 2020 and December 31, 2019:

June 30, 2020

(In Thousands)

					Purchased
		Special			Credit
	Pass	Mention	Substandard	Doubtful	Impaired	Total
Residential Mortgage:
Residential Mortgage loans - first liens	$480,338	$2,977	$9,822	$0	$77	$493,214
Residential Mortgage loans - junior liens	24,990	130	512	0	0	25,632
Home Equity lines of credit	31,115	59	652	0	0	31,826
1-4 Family residential construction	15,621	0	0	0	0	15,621
Total residential mortgage	552,064	3,166	10,986	0	77	566,293
Commercial:
Commercial loans secured by real estate	276,776	6,536	9,764	0	228	293,304
Commercial and Industrial	107,788	6,225	2,689	3,500	0	120,202
Small Business Administration - Paycheck
Protection Program	97,103	0	0	0	0	97,103
Political subdivisions	43,134	0	0	0	0	43,134
Commercial construction and land	40,082	198	68	0	0	40,348
Loans secured by farmland	9,819	728	886	0	0	11,433
Multi-family (5 or more) residential	29,364	2,434	901	0	0	32,699
Agricultural loans	3,261	0	613	0	0	3,874
Other commercial loans	16,579	0	0	0	0	16,579
Total commercial	623,906	16,121	14,921	3,500	228	658,676
Consumer	16,345	0	99	0	0	16,444
Totals	$1,192,315	$19,287	$26,006	$3,500	$305	$1,241,413

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

The general component of the allowance for loan losses covers pools of loans including commercial loans not considered individually impaired, as well as smaller balance homogeneous classes of loans, such as residential real estate, home equity lines of credit and other consumer loans. Accordingly, the Corporation generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such a loan: (1) is subject to a restructuring agreement, or (2) has an outstanding balance of $400,000 or more and a credit grade of Special Mention, Substandard or Doubtful. The pools of loans are evaluated for loss exposure based upon average historical net charge-off rates for each loan class, adjusted for qualitative factors (described in the following paragraphs). The time period used in determining the average historical net charge-off rate for each loan class is based on management’s evaluation of an appropriate time period that captures an historical loss experience relevant to the current portfolio. At June 30, 2020 and December 31, 2019, a five-year average net charge-off rate was used for commercial loans secured by real estate and for multi-family residential loans, while a three-year average net charge-off rate was used for all other loan classes.

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

The scope of loans reviewed individually each quarter to determine if they are impaired include all commercial loan relationships greater than $200,000 and any residential mortgage or consumer loans of $400,000 or more for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Loans that are individually reviewed, but which are determined to not be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually reviewed, but which have been determined to not be impaired, are included in the “Collectively Evaluated” column in the table summarizing the allowance and associated loan balances as of June 30, 2020 and December 31, 2019. All loans classified as troubled debt restructurings (discussed in more detail below) and all commercial loan relationships less than $200,000 or other loan relationships less than $400,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of June 30, 2020 and December 31, 2019.

June 30, 2020

(In Thousands)

	Loans:				Allowance for Loan Losses:
			Purchased
	Individually	Collectively	Performing		Individually	Collectively
	Evaluated	Evaluated	Loans	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$1,358	$391,116	$100,740	$493,214	$10	$3,521	$3,531
Residential mortgage loans - junior liens	355	23,422	1,855	25,632	154	211	365
Home equity lines of credit	0	30,540	1,286	31,826	0	287	287
1-4 Family residential construction	0	15,621	0	15,621	0	137	137
Total residential mortgage	1,713	460,699	103,881	566,293	164	4,156	4,320
Commercial:
Commercial loans secured by real estate	7,501	186,066	99,737	293,304	494	1,932	2,426
Commercial and industrial	4,645	112,891	2,666	120,202	1,264	1,232	2,496
Small Business Administration - Paycheck
Protection Program	0	97,103	0	97,103	0	0	0
Political subdivisions	0	43,134	0	43,134	0	0	0
Commercial construction and land	0	40,348	0	40,348	0	420	420
Loans secured by farmland	421	10,758	254	11,433	34	112	146
Multi-family (5 or more) residential	0	11,195	21,504	32,699	0	163	163
Agricultural loans	0	3,874	0	3,874	0	40	40
Other commercial loans	0	16,031	548	16,579	0	167	167
Total commercial	12,567	521,400	124,709	658,676	1,792	4,066	5,858
Consumer	0	16,444	0	16,444	0	263	263
Unallocated							585

Total	$14,280	$998,543	$228,590	$1,241,413	$1,956	$8,485	$11,026

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2019

(In Thousands)

	Loans:				Allowance for Loan Losses:
			Purchased
	Individually	Collectively	Performing		Individually	Collectively
	Evaluated	Evaluated	Loans	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$1,023	$405,186	$104,432	$510,641	$0	$3,405	$3,405
Residential mortgage loans - junior liens	368	24,730	2,405	27,503	176	208	384
Home equity lines of credit	0	32,147	1,491	33,638	0	276	276
1-4 Family residential construction	0	14,640	158	14,798	0	117	117
Total residential mortgage	1,391	476,703	108,486	586,580	176	4,006	4,182
Commercial:
Commercial loans secured by real estate	684	198,532	102,011	301,227	0	1,921	1,921
Commercial and industrial	1,467	122,313	2,594	126,374	149	1,242	1,391
Political subdivisions	0	53,570	0	53,570	0	0	0
Commercial construction and land	1,261	29,710	2,584	33,555	678	288	966
Loans secured by farmland	607	11,386	258	12,251	48	110	158
Multi-family (5 or more) residential	0	10,617	20,453	31,070	0	156	156
Agricultural loans	76	4,243	0	4,319	0	41	41
Other commercial loans	0	15,947	588	16,535	0	155	155
Total commercial	4,095	446,318	128,488	578,901	875	3,913	4,788
Consumer	0	16,741	0	16,741	0	281	281
Unallocated	585

Total	$5,486	$939,762	$236,974	$1,182,222	$1,051	$8,200	$9,836

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Summary information related to impaired loans at June 30, 2020 and December 31, 2019 is provided in the table immediately below. Purchased credit impaired loans of $305,000 at June 30, 2020 and $441,000 at December 31, 2019 are excluded from the table.

(In Thousands)	June 30, 2020			December 31, 2019
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Residential mortgage loans - first liens	$179	$152	$0	$645	$617	$0
Residential mortgage loans - junior liens	41	41	0	42	42	0
Commercial loans secured by real estate	747	747	0	684	684	0
Commercial and industrial	1,065	1,065	0	563	563	0
Loans secured by farmland	86	86	0	129	129	0
Agricultural loans	0	0	0	76	76	0
Total with no related allowance recorded	2,118	2,091	0	2,139	2,111	0

With a related allowance recorded:
Residential mortgage loans - first liens	1,206	1,206	10	406	406	0
Residential mortgage loans - junior liens	314	314	154	326	326	176
Commercial loans secured by real estate	6,754	6,754	494	0	0	0
Commercial and industrial	3,580	3,580	1,264	904	904	149
Construction and other land loans	0	0	0	1,261	1,261	678
Loans secured by farmland	335	335	34	478	478	48
Total with a related allowance recorded	12,189	12,189	1,956	3,375	3,375	1,051
Total	$14,307	$14,280	$1,956	$5,514	$5,486	$1,051

In the table immediately above, loans to two borrowers are presented under the Residential mortgage loans – first liens and Residential mortgage loans – junior liens classes. Each of these loans is collateralized by one property, and the allowance associated with each of these loans was determined based on an analysis of the total amounts of the Corporation’s exposure in comparison to the estimated net proceeds if the Corporation were to sell the property. The total allowance related to these two borrowers was $154,000 at June 30, 2020 and $176,000 at December 31, 2019.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The average balance of impaired loans, excluding purchased credit impaired loans, and interest income recognized on these impaired loans is as follows:

(In Thousands)					Interest Income Recognized on
	Average Investment in Impaired Loans				Impaired Loans on a Cash Basis
	3 Months Ended		6 Months Ended		3 Months Ended		6 Months Ended
	June 30,		June 30,		June 30,		June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Residential mortgage:
Residential mortgage loans - first lien	$1,398	$970	$1,315	$977	$35	$8	$43	$18
Residential mortgage loans - junior lien	391	289	387	290	13	0	13	2
Home equity lines of credit	65	0	65	0	1	0	2	0
Total residential mortgage	1,854	1,259	1,767	1,267	49	8	58	20
Commercial:
Commercial loans secured by real estate	3,771	1,722	2,079	2,582	12	7	16	17
Commercial and industrial	4,460	1,241	3,666	1,546	19	8	20	34
Commercial construction and land	678	0	993	0	1	0	13	0
Loans secured by farmland	422	1,533	469	1,471	7	18	24	19
Agricultural loans	76	626	76	639	2	12	2	24
Other commercial loans	25	0	37	0	0	0	1	0
Total commercial	9,432	5,122	7,320	6,238	41	45	76	94
Consumer	0	0	0	6	0	0	0	0
Total	$11,286	$6,381	$9,087	$7,511	$90	$53	$134	$114

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	June 30,2020		December 31,2019
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$1,545	$5,888	$878	$4,679
Residential mortgage loans - junior liens	59	344	53	326
Home equity lines of credit	243	273	71	73
1-4 Family residential construction	0	39	0	0
Total residential mortgage	1,847	6,544	1,002	5,078
Commercial:
Commercial loans secured by real estate	558	7,482	107	1,148
Commercial and industrial	135	4,227	15	1,051
Commercial construction and land	0	50	0	1,311
Loans secured by farmland	188	421	43	565
Other commercial	0	0	0	49
Total commercial	881	12,180	165	4,124
Consumer	84	39	40	16

Totals	$2,812	$18,763	$1,207	$9,218

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The table below presents a summary of the contractual aging of loans as of June 30, 2020 and December 31, 2019:

(In Thousands)	As of June 30, 2020				As of December 31, 2019
	Current &				Current &
	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$484,129	$5,111	$3,974	$493,214	$499,024	$7,839	$3,778	$510,641
Residential mortgage loans - junior liens	25,482	4	146	25,632	27,041	83	379	27,503
Home equity lines of credit	31,246	337	243	31,826	33,115	452	71	33,638
1-4 Family residential construction	15,621	0	0	15,621	14,758	40	0	14,798
Total residential mortgage	556,478	5,452	4,363	566,293	573,938	8,414	4,228	586,580

Commercial:
Commercial loans secured by real estate	291,728	245	1,331	293,304	299,640	737	850	301,227
Commercial and industrial	116,429	67	3,706	120,202	126,221	16	137	126,374
Small Business Administration -
Paycheck Protection Program	97,103	0	0	97,103	0	0	0	0
Political subdivisions	43,134	0	0	43,134	53,570	0	0	53,570
Commercial construction and land	39,947	351	50	40,348	33,505	0	50	33,555
Loans secured by farmland	11,159	52	222	11,433	11,455	666	130	12,251
Multi-family (5 or more) residential	32,699	0	0	32,699	31,070	0	0	31,070
Agricultural loans	3,800	74	0	3,874	4,318	1	0	4,319
Other commercial loans	16,553	26	0	16,579	16,535	0	0	16,535
Total commercial	652,552	815	5,309	658,676	576,314	1,420	1,167	578,901
Consumer	16,205	124	115	16,444	16,496	189	56	16,741
Totals	$1,225,235	$6,391	$9,787	$1,241,413	$1,166,748	$10,023	$5,451	$1,182,222

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at June 30, 2020 and December 31, 2019 is as follows:

(In Thousands)	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
June 30, 2020 Nonaccrual Totals	$10,521	$1,267	$6,975	$18,763
December 31, 2019 Nonaccrual Totals	$3,840	$1,134	$4,244	$9,218

Loans whose terms are modified are classified as TDRs if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at June 30, 2020 and December 31, 2019 is as follows:

(In Thousands)	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
June 30, 2020 Totals	$172	$93	$338	$452	$1,055
December 31, 2019 Totals	$889	$0	$0	$1,737	$2,626

At June 30, 2020 and December 31, 2019, there were no commitments to loan additional funds to borrowers whose loans have been classified as TDRs.

TDRs that occurred during the three-month and six-month periods ended June 30, 2020 and 2019 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2019
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
(Balances in Thousands)	Loans	Investment	Loans	Investment
Commercial and industrial,
Interest only payments for a nine-month period	1	$240	0	$0

(Balances in Thousands)	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Residential mortgage - first liens,
Reduced monthly payments and extended maturity date	0	$0	1	$271
Residential mortgage - junior liens:
Reduced monthly payments and extended maturity date	0	0	1	18
New loan at lower than risk-adjusted market rate to borrower from whom short sale of other collateral was accepted	1	30	0	0
Commercial and industrial:
Reduced monthly payments and extended maturity date	0	0	8	177
Interest only payments for a nine-month period	1	240	0	0
Agricultural loans,
Reduced monthly payments and extended maturity date	0	0	1	84
Total	2	$270	11	$550

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

All of the loans for which TDRs were granted in the table above in the six-month period ended June 30, 2019 are associated with one relationship.

In the three-month and six-month periods ended June 30, 2020 and 2019, there were no defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in foreclosed assets held for sale in the unaudited consolidated balance sheets) is as follows:

(In Thousands)	June 30,	Dec. 31,
	2020	2019
Foreclosed residential real estate	$118	$292

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	June 30,	Dec. 31,
	2020	2019
Residential real estate in process of foreclosure	$1,502	$1,717

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Information related to core deposit intangibles, net are as follows:

(In Thousands)	June 30,	December 31,
	2020	2019
Gross amount	$3,495	$3,495
Accumulated amortization	(2,372)	(2,248)
Net	$1,123	$1,247

Amortization expense related to core deposit intangibles is included in other noninterest expense in the consolidated statements of income, as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Amortization expense	$62	$73	$124	$75

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. At June 30, 2020 and December 31, 2019, the carrying value of goodwill is $28,388,000.

Goodwill is tested at least annually at December 31 for impairment, or more often if events or circumstances indicate there may be impairment. In 2020, the COVID-19 pandemic led to government-imposed emergency restrictions that substantially limited the operation of non-essential businesses and the activities of individuals. These restrictions had significant adverse effects on macroeconomic conditions. After a period when the virus appeared to have subsided in Pennsylvania and throughout many parts of the US, the number of cases and mortality levels have increased in recent weeks. Broader US stock market valuations decreased significantly in the latter part of the first quarter and early second quarter 2020 but more recently have bounced back to levels consistent with pre-COVID-19 conditions. Bank stock valuations have lagged, reflecting market concerns about potential credit losses and the effects of a substantial drop in interest rates. The ultimate effect of COVID-19 on the local or broader economy is not known nor is the ultimate length of the restrictions described and any accompanying effects. In light of the adverse circumstances resulting from COVID-19, management determined it necessary to evaluate goodwill for impairment at June 30, 2020.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The average closing price (trading price) of the Corporation’s common stock was $20.24 per share for the month of June 2020, down from an average closing price of $26.05 in the fourth quarter 2019. The average closing price for the last 10 trading days of the second quarter 2020 (June 17 through June 30, 2020) was $20.14 per share. In comparison, the book value per share of the Corporation’s common stock at June 30, 2020 was $18.53 per share. In testing goodwill for impairment as of June 30, 2020, the Corporation by-passed performing a qualitative assessment and performed a quantitative assessment based on comparison of the Corporation’s market capitalization to its stockholders’ equity, resulting in the determination that the fair value of its reporting unit, its community banking operation, exceeded its carrying value. Accordingly, there was no goodwill impairment at June 30, 2020.

9. BORROWED FUNDS AND SUBORDINATED DEBT

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	June 30,	Dec. 31,
	2020	2019
FHLB-Pittsburgh borrowings	$12,200	$84,292
Customer repurchase agreements	2,204	1,928
Total short-term borrowings	$14,404	$86,220

Short-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	June 30,	Dec. 31,
	2020	2019
Overnight borrowing	$0	$64,000
Other short-term advances	12,200	20,292
Total short-term FHLB-Pittsburgh borrowings	$12,200	$84,292

At June 30, 2020, other short-term advances included five advances totaling $12,200,000 with a weighted-average interest rate of 1.59%.

The Corporation had available credit with other correspondent banks totaling $45,000,000 at June 30, 2020 and December 31, 2019. These lines of credit are primarily unsecured. No amounts were outstanding at June 30, 2020 or December 31, 2019.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At June 30, 2020, the Corporation had available credit in the amount of $14,605,000 on this line with no outstanding advances. At December 31, 2019, the Corporation had available credit in the amount of $14,244,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with a carrying value of $15,092,000 at June 30, 2020 and $14,728,000 at December 31, 2019.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at June 30, 2020 and December 31, 2019. The carrying value of the underlying securities was $2,240,000 at June 30, 2020 and $1,951,000 at December 31, 2019.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $759,623,000 at June 30, 2020 and $778,877,000 at December 31, 2019. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $8,671,000 at June 30, 2020 and $10,131,000 at December 31, 2019. In addition to the short-term and long-term borrowings shown in these tables, there was a $400,000 letter of credit from FHLB-Pittsburgh outstanding at June 30, 2020. The Corporation’s total credit facility with FHLB-Pittsburgh was $571,597,000 at June 30, 2020, including an unused (available) amount of $486,093,000. At December 31, 2019, the Corporation’s total credit facility with FHLB-Pittsburgh was $552,546,000, including an unused (available) amount of $416,127,000.

LONG-TERM BORROWINGS

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	June 30,	Dec. 31,
	2020	2019
Loans matured in 2020 with a weighted-average rate of 2.71%	$0	$5,069
Loans maturing in 2021 with a weighted-average rate of 1.63%	20,000	6,000
Loans maturing in 2022 with a weighted-average rate of 1.90%	22,355	20,000
Loans maturing in 2023 with a weighted-average rate of 1.63%	22,500	20,500
Loans maturing in 2024 with a weighted-average rate of 1.27%	7,536	0
Loan maturing in 2025 with a rate of 4.91%	513	558
Total long-term FHLB-Pittsburgh borrowings	$72,904	$52,127

At June 30, 2020 and December 31, 2019, the Corporation has outstanding subordinated debt agreements with par values totaling $6,500,000, maturing April 1, 2027, which may be redeemed at par beginning April 1, 2022. The agreements have fixed annual interest rates of 6.50%. At June 30, 2020 and December 31, 2019, the carrying value of the subordinated debt on the consolidated balance sheets is $6,500,000.

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

Compensation cost related to restricted stock is recognized based on the fair value of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. Total annual stock-based compensation for the year ending December 31, 2020 is estimated to total $893,000. Total stock-based compensation expense attributable to restricted stock awards amounted to $230,000 in the second quarter 2020 and $202,000 in the second quarter 2019. Total stock-based compensation expense attributable to restricted stock awards amounted to $424,000 in the six-month period ended June 30, 2020 and $431,000 in the six-month period ended June 30, 2019.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

12. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS

The Corporation measures certain assets at fair value. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. FASB topic 820, “Fair Value Measurements and Disclosures” establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs used in determining valuations into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

At June 30, 2020 and December 31, 2019, assets measured at fair value and the valuation methods used are as follows:

	June 30, 2020
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies	$0	$11,673	$0	$11,673
Obligations of states and political subdivisions:
Tax-exempt	0	91,643	0	91,643
Taxable	0	39,784	0	39,784
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	51,520	0	51,520
Residential collateralized mortgage obligations	0	89,435	0	89,435
Commercial mortgage-backed securities	0	48,133	0	48,133
Total available for sale debt Securities	0	332,188	0	332,188
Marketable equity security	1,003	0	0	1,003
Servicing rights	0	0	1,284	1,284
Total recurring fair value measurements	$1,003	$332,188	$1,284	$334,475

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$12,189	$12,189
Valuation allowance	0	0	(1,956)	(1,956)
Impaired loans, net	0	0	10,233	10,233
Foreclosed assets held for sale	0	0	1,593	1,593
Total nonrecurring fair value measurements	$0	$0	$11,826	$11,826

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	December 31, 2019
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies	$0	$17,000	$0	$17,000
Obligations of states and political subdivisions:
Tax-exempt	0	70,760	0	70,760
Taxable	0	36,303	0	36,303
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	59,210	0	59,210
Residential collateralized mortgage obligations	0	114,723	0	114,723
Commercial mortgage-backed securities	0	48,727	0	48,727
Total available-for-sale debt securities	0	346,723	0	346,723
Marketable equity security	979	0	0	979
Servicing rights	0	0	1,277	1,277
Total recurring fair value measurements	$979	$346,723	$1,277	$348,979

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,375	$3,375
Valuation allowance	0	0	(1,051)	(1,051)
Impaired loans, net	0	0	2,324	2,324
Foreclosed assets held for sale	0	0	2,886	2,886
Total nonrecurring fair value measurements	$0	$0	$5,210	$5,210

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At June 30, 2020 and December 31, 2019, quantitative information regarding valuation techniques and the significant unobservable inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	6/30/20	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		6/30/20
Servicing rights	$1,284	Discounted cash flow	Discount rate	12.50%	Rate used through modeling period
			Loan prepayment speeds	285.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/19	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/19
Servicing rights	$1,277	Discounted cash flow	Discount rate	12.50%	Rate used through modeling period
			Loan prepayment speeds	183.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

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

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Servicing rights balance, beginning of period	$1,226	$1,347	$1,277	$1,404
Originations of servicing rights	328	46	403	66
Unrealized losses included in earnings	(270)	(71)	(396)	(148)
Servicing rights balance, end of period	$1,284	$1,322	$1,284	$1,322

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At June 30, 2020 and December 31, 2019, quantitative information regarding valuation techniques and the significant unobservable inputs used for nonrecurring fair value measurements using Level 3 methodologies are as follows:

(In Thousands, Except						Weighted
Percentages)		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	6/30/20	6/30/20	6/30/20	Technique	Inputs	6/30/20

Impaired loans:
Residential mortgage loans -
first and junior liens	$1,520	$164	$1,355	Sales comparison	Discount to appraised value	31%
Commercial:
Commercial loans secured by real estate	6,754	494	6,261	Sales comparison	Discount to appraised value	38%
Commercial and industrial	3,580	1,264	2,316	Liquidation of assets	Discount to appraised value	35%
Loans secured by farmland	335	34	302	Sales comparison	Discount to appraised value	42%
Total impaired loans	$12,189	$1,956	$10,234
Foreclosed assets held for sale -
real estate:
Residential (1-4 family)	$118	$0	$118	Sales comparison	Discount to appraised value	55%
Land	70	0	70	Sales comparison	Discount to appraised value	53%
Commercial real estate	1,405	0	1,405	Sales comparison	Discount to appraised value	38%
Total foreclosed assets held for sale	$1,593	$0	$1,593

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands, Except						Weighted
Percentages)	Valuation					Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/19	12/31/19	12/31/19	Technique	Inputs	12/31/19

Impaired loans:
Residential mortgage loans -
first and junior liens	$732	$176	$556	Sales comparison	Discount to appraised value	30%
Commercial:
Commercial and industrial	106	89	17	Sales comparison	Discount to appraised value	69%
Commercial and industrial	798	60	738	Liquidation of accounts receivable	Discount to borrower's financial statement value	15%
Commercial construction and land	1,261	678	583	Sales comparison	Discount to appraised value	47%
Loans secured by farmland	478	48	430	Sales comparison	Discount to appraised value	46%
Total impaired loans	$3,375	$1,051	$2,324
Foreclosed assets held for sale -
real estate:
Residential (1-4 family)	$292	$0	$292	Sales comparison	Discount to appraised value	46%
Land	70	0	70	Sales comparison	Discount to appraised value	53%
Commercial real estate	2,524	0	2,524	Sales comparison	Discount to appraised value	39%
Total foreclosed assets held for sale	$2,886	$0	$2,886

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	June 30, 2020		December 31, 2019
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$73,812	$73,812	$31,122	$31,122
Certificates of deposit	Level 2	3,830	4,078	4,080	4,227
Restricted equity securities (included in Other Assets)	Level 2	8,861	8,861	10,321	10,321
Loans, net	Level 3	1,230,387	1,236,040	1,172,386	1,181,000
Accrued interest receivable	Level 2	6,326	6,326	5,001	5,001

Financial liabilities:
Deposits with no stated maturity	Level 2	1,039,401	1,039,401	877,965	877,965
Time deposits	Level 2	341,777	344,959	374,695	376,738
Short-term borrowings	Level 2	14,404	14,271	86,220	86,166
Long-term borrowings	Level 2	72,904	74,545	52,127	52,040
Accrued interest payable	Level 2	312	312	311	311

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in this quarterly report on Form 10-Q are forward-looking statements. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the Corporation) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements, which are not historical facts, are based on certain assumptions and describe future plans, business objectives and expectations, and are generally identifiable by the use of words such as, "should", “likely”, "expect", “plan”, "anticipate", “target”, “forecast”, and “goal”. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond management’s control and could cause results to differ materially from those expressed or implied by such forward-looking statements. Factors which could have a material, adverse impact on the operations and future prospects of the Corporation include, but are not limited to, the following:

●	the effect of the novel coronavirus (COVID-19) and related events
●	changes in monetary and fiscal policies of the Federal Reserve Board and the U. S. Government, particularly related to changes in interest rates
●	changes in general economic conditions
●	legislative or regulatory changes
●	downturn in demand for loan, deposit and other financial services in the Corporation’s market area
●	increased competition from other banks and non-bank providers of financial services
●	technological changes and increased technology-related costs
●	changes in accounting principles, or the application of generally accepted accounting principles
●	failure to achieve merger-related synergies and difficulties in integrating the business and operations of acquired institutions.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

CORONAVIRUS (COVID-19) OUTBREAK

The Corporation’s Pandemic Committee has been very active since March 2020, providing frequent communication with employees and clients by telephone, video conference, email and digital tools, while substantially limiting business travel. Since the pandemic began, the Committee instituted measures to protect the health of employees and clients, including temporarily operating branch locations on a drive-through only basis and transitioning a significant portion of the Corporation’s employees to remote work. Currently all branches are open for walk-in traffic though some branches are running on reduced hours. Many employees who were working from home have returned to the offices where social distancing allows. No furloughs or layoffs of employees have been made to date.

Emergency restrictions on the activities of businesses and individuals have resulted in significant adverse economic effects and a significant number of layoffs and furloughs of employees nationwide and in the regions in which the Corporation operates. The ultimate effect of COVID-19 on the local or broader economy is not known nor is the ultimate length of the restrictions described and any accompanying effects. In the first six months of 2020, the Corporation increased the allowance for loan losses $646,000 based on an increase in qualitative factors related to potential deterioration in economic conditions. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its economic impact, the total impact on the Corporation’s loan portfolio is not determinable.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Section 4013 of the CARES Act provides that, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the coronavirus (COVID-19) pandemic declared by the President of the United States under the National Emergencies Act terminates (the “applicable period”), the Corporation may elect to suspend U.S. GAAP for loan modifications related to the pandemic that would otherwise be categorized as troubled debt restructurings (TDRs) and suspend any determination of a loan modified as a result of the effects of the pandemic as being a TDR, including impairment for accounting purposes. The suspension is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. The suspension is not applicable to any adverse impact on the credit of a borrower that is not related to the pandemic.

In addition, the banking regulators and other financial regulators, on March 22, 2020 and revised April 7, 2020, issued a joint interagency statement titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the COVID-19 pandemic. Pursuant to the interagency statement, loan modifications that do not meet the conditions of Section 4013 of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. Specifically, the agencies confirmed with the FASB staff that short-term modifications made in good faith in response to the pandemic to borrowers who were current prior to any relief are not TDRs under U.S. GAAP. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Appropriate allowances for loan and lease losses are expected to be maintained. With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to the pandemic as past due because of the deferral. The interagency statement also states that during short-term pandemic-related loan modifications, these loans generally should not be reported as nonaccrual.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

To work with clients impacted by COVID-19, the Corporation is offering short-term loan modifications on a case-by-case basis to borrowers who were current in their payments at the inception of the loan modification program. These efforts have been designed to assist borrowers as they deal with the current crisis and help the Corporation mitigate credit risk. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term. Consistent with Section 4013 of the CARES ACT and guidance from the joint interagency statement described in the preceding paragraphs, the modified loans have not been reported as past due, nonaccrual or as TDRs at June 30, 2020. Most of the modifications under the program became effective In March or April 2020 and provided a deferral of interest or principal and interest for 90 days. Most of the modifications under the program became effective In March or April 2020 and provided a deferral of interest or principal and interest for 90 days. Accordingly, most of the loans for which deferrals were granted returned to full payment status in June or July 2020. Through June 30, 2020, 706 loans with a total outstanding balance at the time of modification of $202,062,000 have been modified under this program with 541 loans with outstanding balances of $158,718,000 remaining on deferral at June 30, 2020. As shown in Note 7 to the unaudited consolidated financial statements, 198 of the loans remaining on deferral at June 30, 2020 with outstanding balances $117,424,000 were commercial loans. By July 31, 2020, the number of loans on deferral (excluding loans acquired pursuant to the Covenant acquisition on July 1, 2020) had dropped to 78 with total outstanding balances of $29,618,000, including commercial loans of $22,488,000. A breakdown of these commercial loans by industry is as follows:

	Deferrals Remaining		Deferrals Remaining
	As of June 30,2020		As of July 31,2020
(Dollars in Thousands)	Number		Number
	of	Recorded	of	Recorded
Commercial Loans Modified - Summary	Loans	Investment	Loans	Investment
Lessors of nonresidential buildings (except miniwarehouses)	36	$34,649	4	$2,352
Accommodation and food services - hotels	14	29,496	4	11,342
Residential property managers	7	8,108	1	100
Lessors of residential buildings & dwellings	14	8,021	3	3,227
Real estate rental and leasing - other	3	4,644	0	0
Accommodation and food services - other	18	4,500	1	104
Commercial printing (except screen and books)	1	3,460	0	0
Transportation and warehousing	10	3,371	0	0
Manufacturing	4	3,199	0	0
Retail trade	6	3,027	2	2,689
Powder metallurgy part manufacturing	7	2,788	0	0
Arts, entertainment, and recreation	6	2,491	0	0
Other services (except public administration)	11	2,048	2	1,037
Finance and insurance	2	1,859	1	1,197
Health care and social assistance	7	1,472	1	17
Agriculture, forestry, fishing and hunting	24	1,457	2	57
Construction	14	1,329	1	214
Educational services	5	623	1	105
Information	1	593	0	0
Mining	4	146	0	0
Administrative and support and waste management and remediation services	3	91	1	47
Public administration	1	52	0	0
	198	$117,424	24	$22,488

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation began accepting and processing applications for loans under the Paycheck Protection Program (“PPP”) through the Small Business Administration (SBA) and Treasury Department on April 3, 2020. Under the PPP, the Corporation provides SBA-guaranteed loans to small businesses to pay their employees, rent, mortgage interest, and utilities. PPP loans will be forgiven subject to clients providing documentation evidencing their compliant use of funds and otherwise complying with the terms of the program.

The maximum term of PPP loans is five years, though most of the Corporation’s PPP loans have two-year terms, and the Corporation will be repaid sooner to the extent the loans are forgiven. The interest rate on PPP loans is 1%, and the Corporation has received fees from the SBA ranging between 1% and 5% per loan, depending on the size of the loan. Consistent with current SBA guidance, if a borrower uses an agent in the loan process, the Corporation would pay a percentage of the SBA fees to the agent. Fees on PPP loans, net of origination costs, will be recognized in interest income as a yield adjustment over the term of the loans.

As of June 30, 2020, the recorded investment in PPP loans was $97,103,000, including contractual principal balances of $100,120,000, reduced by net deferred origination fees of $3,017,000. Net deferred origination fees on PPP loans are recognized in interest income as a yield adjustment (accretion over the term of the loans). Accretion of $337,000 from fees received on PPP loans was included in interest and fees on (taxable) loans in the consolidated statements of income in the three-month and six-month periods ended June 30, 2020.

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

C&N Bank’s leverage ratio (Tier 1 capital to average assets) at June 30, 2020 of 10.63% is more than double the well-capitalized threshold of 5%, an excess capital amount of $93.4 million. Similarly, the total capital to risk-weighted assets ratio at June 30, 2020 is 17.20%, which exceeds the well-capitalized threshold of 10%, an excess capital amount of $78.6 million.

Additional details regarding the Corporation’s and C&N Bank’s regulatory capital position are provided in the “Stockholders’ Equity and Capital Adequacy” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

PENDING AND COMPLETED BUSINESS COMBINATIONS

Acquisition of Covenant Financial, Inc.

In December 2019, the Corporation announced a plan of merger to acquire Covenant Financial, Inc. (“Covenant”). In July 2020, the Corporation and Covenant announced the completion of the merger as of July 1, 2020. Covenant was the holding company for Covenant Bank, which operated banking offices in Bucks and Chester Counties of PA. Under the terms of the Agreement and Plan of Merger, Covenant merged into the Corporation, and Covenant Bank merged into C&N Bank. In the transaction, Covenant shareholders elected to receive either 0.6212 shares of Corporation common stock or $16.50 in cash for each share of Covenant common stock owned, subject to proration to ensure that, overall, 25% of the Covenant shares were converted into cash and 75% of the Covenant shares were converted into Corporation stock. The election and proration process commenced in June 2020 and was completed in early July 2020. Holders of Covenant common stock prior to the consummation of the merger own approximately 12.9% of the Corporation’s common stock outstanding following the merger.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Based on the average of the high and low trading price of the Corporation’s common stock of $20.32 per share on July 1, 2020, the total purchase consideration is valued at approximately $63.3 million. As of June 30, 2020, Covenant reported total assets of $608 million, including gross loans of $472 million, total deposits of $480 million and total stockholders’ equity of $44 million. As of the date the Corporation’s June 30, 2020 financial statements are issued, some of the information required to be disclosed under U.S. GAAP was not available since, given the short period between the July 1, 2020 merger date and the financial statement issuance, the calculation of the fair value of all material Covenant assets acquired and liabilities assumed had not yet been completed.

Merger-related expenses related to the planned acquisition of Covenant totaled $983,000 in the second quarter 2020 and $1,124,000 in the six-month period ended June 30, 2020. Merger-related expenses include severance and similar expenses as well as initial expenses related to conversion of Covenant’s core customer data into the Corporation’s core system and legal and other professional expenses. Management estimates total pre-tax merger-related expenses associated with the Covenant transaction will be approximately $8.0 million, including remaining expenses of approximately $6.6 million. Most of the expenses are expected to be incurred in the third quarter 2020.

Business Combination – Acquisition of Monument Bancorp, Inc.

On April 1, 2019, the Corporation completed its acquisition of 100% of the common stock of Monument Bancorp, Inc.(“Monument.”) Monument was the parent company of Monument Bank, a commercial bank which operated two community bank offices and one lending office in Bucks County, Pennsylvania. Pursuant to the merger, Monument was merged into the Corporation and Monument Bank was merged into C&N Bank.

Total purchase consideration was $42.7 million, including cash paid to former Monument shareholders totaling $9.6 million and 1,279,825 shares of Corporation common stock issued with a value of $33.1 million, net of costs directly related to stock issuance of $181,000.

In connection with the transaction, the Corporation recorded goodwill of $16.4 million and a core deposit intangible asset of $1.5 million. Total loans acquired on April 1, 2019 were valued at $259.3 million, while total deposits assumed were valued at $223.3 million, borrowings were valued at $111.6 million and subordinated debt was valued at $12.4 million. The subordinated debt included an instrument with a fair value of $5.4 million that was redeemed on April 1, 2019 with no realized gain or loss. The Corporation acquired available-for-sale debt securities valued at $94.6 million and sold the securities in early April for approximately no realized gain or loss. The assets purchased and liabilities assumed in the merger were recorded at their estimated fair values at the time of closing, subject to refinement for up to one year after the closing date. There were no adjustments to the fair value measurements of assets or liabilities in 2020.

Merger-related expenses, including legal and professional expenses and conversion of Monument’s customer accounting data into the Corporation’s core system, were $3,301,000 in the second quarter 2019 and $3,612,000 in the six-month period ended June 30, 2019.

EARNINGS OVERVIEW

Net income was $0.39 per diluted share in the second quarter 2020, as compared to $0.30 per share in the first quarter 2020 and $0.27 in the second quarter 2019. For the six months ended June 30, 2020, net income per diluted share was $0.70 as compared to $0.67 per share for the first six months of 2019. Earnings for the second quarter 2020 and June 30, 2020 year-to-date and the comparative periods in 2019 were impacted by nonrecurring merger-related expenses related to the Monument transaction in 2019 and the Covenant transaction in 2020 described earlier.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table provides a reconciliation of the Corporation’s second quarter and June 30, 2020 year-to-date unaudited earnings results under U.S. generally accepted accounting principles (U.S. GAAP) to comparative non-U.S. GAAP results excluding merger-related expenses and realized gains and losses on securities. Management believes disclosure of unaudited second quarter and six-months ended June 30, 2020 and 2019 earnings results, adjusted to exclude the impact of these items, provides useful information for comparative purposes.

RECONCILIATION OF NET INCOME AND DILUTED EARNINGS PER SHARE TO NON-U.S. GAAP MEASURE

	2nd Quarter 2020				2nd Quarter 2019
	Income	Diluted	Income	Diluted
(Dollars In Thousands, Except Per Share Data)	Before	Income	Earnings	Before	Income	Earnings
(Unaudited)	Income	Tax	per	Income	Tax	per
	Tax	Provision	Net	Common	Tax	Provision	Net	Common
	Provision	(1)	Income	Share	Provision	(1)	Income	Share
Results as Presented Under U.S. GAAP	$6,693	$1,255	$5,438	$0.39	$4,342	$693	$3,649	$0.27
Add: Merger-Related Expenses	983	200	783	3,301	673	2,628
Net Gains on Available-for-Sale Debt
Securities	0	0	0		(7)	(1)	(6)
Adjusted Earnings, Excluding Effect of Merger-
Related Expenses and Net Gains on Available-
for Sale Debt Securities (Non-U.S. GAAP)	$7,676	$1,455	$6,221	$0.45	$7,636	$1,365	$6,271	$0.46

	6 Months Ended June 30, 2020				6 Months Ended June 30, 2019
	Income	Diluted	Income	Diluted
	Before	Income	Earnings	Before	Income	Earnings
	Income	Tax	per	Income	Tax	per
	Tax	Provision	Net	Common	Tax	Provision	Net	Common
	Provision	(1)	Income	Share	Provision	(1)	Income	Share
Results as Presented Under U.S. GAAP	$11,675	$2,071	$9,604	$0.70	$10,413	$1,674	$8,739	$0.67
Add: Merger-Related Expenses	1,124	229	895	3,612	739	2,873
Net Gains on Available-for-Sale Debt
Securities	0	0	0		(7)	(1)	(6)
Adjusted Earnings, Excluding Effect of Merger-
Related Expenses and Net Gains on Available-
for Sale Debt Securities (Non-U.S. GAAP)	$12,799	$2,300	$10,499	$0.76	$14,018	$2,412	$11,606	$0.89

(1) Income tax has been allocated based on a marginal income tax rate of 21%. The effect on the income tax provision of merger-related expenses is adjusted for the estimated nondeductible portion of the expenses.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Additional highlights related to the Corporation’s second quarter and June 30, 2020 year-to-date unaudited earnings results as compared to the first quarter 2020 and comparative periods of 2019 are presented below.

Second Quarter 2020 as Compared to Second Quarter 2019

Second quarter 2020 net income was $5,438,000, and excluding the impact of merger-related expenses, adjusted (non-U.S. GAAP) earnings were $6,221,000. In comparison, second quarter 2019 net income was $3,649,000, and excluding merger-related expenses and net securities gains, adjusted (non-U.S. GAAP) earnings were $6,271,000. Other significant variances were as follows:

●	The credit for loan losses (reduction in expense) was $176,000 in the second quarter 2020 as compared to a credit of $4,000 in the second quarter 2019. The credit for loan losses in the second quarter 2020 included the benefit of repayment of a loan for less than the full principal balance, resulting in a charge-off of $107,000 on a commercial loan for which an allowance for loan losses had been recorded at March 31, 2020. In total, the credit for loan losses in the second quarter 2020 included a net credit of $255,000 from the impact of a reduction in outstanding loans, excluding PPP loans; a net credit of $143,000 related to specific loans (net decrease in specific allowances on loans of $271,000 partially offset by net charge-offs of $128,000); a credit of $22,000 in the net charge-off factors used to estimate the allowance; and a charge of $244,000 attributable to increases in qualitative factors. In comparison, the net credit for loan losses in the second quarter 2019 included a reduction from changes in historical loss factors of $322,000 and a reduction of $149,000 related to specific allowances on loans, partially offset by an increases attributable to loan growth of $382,000 and an increase from qualitative factors of $85,000.
●	Second quarter 2020 net interest income of $14,246,000 was slightly higher than the second quarter 2019 total of $14,205,000. The net interest margin of 3.65% in the second quarter 2020 was down from 3.89% in the second quarter 2019. The average yield on earning assets of 4.22% in the second quarter 2020 was down 0.46% from the second quarter 2019, while the average rate paid on interest-bearing liabilities of 0.83% was lower by 0.29% from the second quarter 2019 level. Average outstanding loans in the second quarter 2020 of $1.231 billion were up $126.2 million (11.4%) from the corresponding second quarter 2019 amount. The average balance of PPP loans was $77.8 million in the second quarter 2020, as C&N participated in the PPP from its inception in early April 2020. Excluding PPP loans, average outstanding loans were 4.4% higher in the second quarter 2020 as compared to the second quarter 2019. Average total deposits of $1.349 billion in the second quarter 2020 were up $79.9 million from the second quarter 2019, with much of the growth attributable to PPP activity.
●	Total noninterest income for the second quarter 2020 was up $679,000 from the second quarter 2019 total. Significant variances included the following:
o	Net gains from sales of loans of $1,564,000 for the second quarter 2020 were up $1,343,000 from the total for the second quarter 2019. The increase reflects an increase in volume of mortgage loans sold, due mainly to increased refinancing activity resulting from falling interest rates.
o	Service charges on deposit accounts of $831,000 in the second quarter 2020 were down $446,000 from the second quarter 2019 amount, as the volume of consumer and business overdraft activity fell.
o	Net revenue from loan servicing fees decreased $193,000, as net fees were negative $158,000 (a decrease in revenue) in the second quarter 2020 as compared to net revenue of $35,000 in the second quarter 2019. The fair value of mortgage servicing rights decreased $270,000 in the second quarter 2020, as compared to a decrease of $71,000 in the second quarter 2019, reflecting market assumptions that prepayments will increase due to lower interest rates.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	Noninterest expense, excluding merger-related expenses, increased $852,000 in the second quarter 2020 over the second quarter 2019 amount. Significant variances included the following:
o	Pensions and other employee benefits expense increased $394,000, mainly due to increased health care expenses from C&N’s partially self-insured plan.
o	Professional fees expense increased $133,000, including costs associated with a change in certain trust administrative activities to handle them on an outsourced basis.
o	Salaries and wages expense increased $88,000 (1.7%), reflecting the net impact of several factors, including: an increase in number of personnel to 337 full-time equivalent (FTEs) from 332 at June 30, 2019; annual merit-based salary adjustments; an increase in overtime pay related mainly to mortgage lending activity; a reduction in expense due to a higher proportion of payroll costs capitalized (added to the carrying value of loans) due to the high volume of PPP loans originated; and a slight reduction in incentive compensation expense.
o	Data processing expenses increased $78,000(8.1%), including the impact of increases in software licensing costs associated with lending, trust and other functions.
o	Pennsylvania shares tax expense increased $76,000 (21.9%), reflecting the impact of an increase in C&N Bank’s stockholder’s equity.

Six Months Ended June 30, 2020 as Compared to Six Months Ended June 30, 2019

Net income for the six-month period ended June 30, 2020 was $9,604,000, or $0.70 per diluted share, while net income for the first six months of 2019 was $8,739,000, or $0.67 per share. Excluding the impact of merger-related expenses and net securities gains, adjusted (non-U.S. GAAP) earnings for the first six months of 2020 would be $10,499,000 or $0.76 per share as compared to similarly adjusted earnings of $11,606,000 or $0.89 per share for the first six months of 2019. Other significant variances were as follows:

●	For the first six months of 2020, the provision for loan losses was $1,352,000, an increase in expense of $2,313,000 as compared to the credit for loan losses of $961,000 recorded in the first six months of 2019. In 2020, the provision includes the effects of recording a specific allowance of $1,193,000 on a commercial loan in the first quarter, partially offset by the benefit from recording a charge-off of $107,000 in the second quarter 2020 on a commercial loan for which the previously-established allowance had been $674,000. In total, the provision for the first six months of 2020 included a net charge of $1,067,000 related to specific loans (net increase in specific allowances on loans of $905,000 and net charge-offs of $162,000); a charge of $646,000 attributable to increases in qualitative factors; a credit of $272,000 from the impact of a reduction in outstanding loans, excluding PPP loans; and a credit of $89,000 in the net charge-off experience factors used to estimate the allowance. The credit for loan losses in the first six months of 2019 included a benefit from eliminating specific allowances on commercial loans that were no longer considered impaired.
●	Net interest income was up $2,608,000 (10.1%) for the first six months of 2020 over the same period in 2019, reflecting the benefits of growth related to the Monument acquisition. The net interest margin was 3.73% for the first six months of 2020, down from 3.96% in 2019. The average yield on earning assets was 0.21% lower in 2020 as compared to 2019, while the average rate paid on interest-bearing liabilities was 0.01% lower in comparing the same periods. Average outstanding loans of $1.2 billion for the first six months of 2020 were up $234.7 million (24.3%) from the corresponding total for the first six months of 2019, reflecting the impact of the Monument acquisition which closed April 1, 2019 as well as significant loan growth in the last three quarters of 2019. Average total deposits of $1.304 billion for the first six months of 2020 were up $158.8 million from the 2019 total, reflecting the impact of the Monument acquisition, PPP-related activity and other factors.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	Total noninterest income, excluding realized securities gains, for the first six months of 2020 was up $1,554,000 from the total for the first six months of 2019. Significant variances included the following:
o	Net gains from sales of loans totaled $1,879,000 in the first six months of 2020, an increase of $1,571,000 over the total for the first six months of 2019. As noted above, the increase reflects an increase in volume of mortgage loans sold, due mainly to increased refinancing activity resulting from falling interest rates.
o	Other noninterest income totaled $1,418,000, an increase of $451,000 over 2019. Income from realization of tax credits was $351,000 higher in the first six months of 2020 as compared to 2019. Also, dividend income from Federal Home Loan Bank stock was up $99,000, reflecting a higher average balance of stock held due to increased borrowings.
o	Interchange revenue from debit card transactions totaled $1,449,000 for the first six months of 2020, an increase of $107,000 (8.0%), reflecting an increase in transaction volumes.
o	Trust and financial management revenue of $3,044,000 was $101,000 (3.4%) higher in the first six months of 2020 as compared to 2019, reflecting the impact of fees from new business growth in 2019.
o	Service charges on deposit accounts of $2,081,000 in the first six months of 2020 were down $446,000 (17.6%) from the total for the first six months of 2019, as the volume of consumer and business overdraft activity fell significantly in the second quarter 2020.
o	Net revenue from loan servicing fees decreased $235,000, as net fees were negative $172,000 (a decrease in revenue) in the first six months of 2020 as compared to net revenue of $63,000 in the first six months of 2019. The fair value of mortgage servicing rights decreased $396,000 in the first six months of 2020, as compared to a decrease of $148,000 in the first six months of 2019.
●	Noninterest expense, excluding merger-related expenses, increased $3,068,000 for the six months ended June 30, 2020 over the total for the first six months of 2019. Significant variances included the following:
o	Total salaries and wages and benefits expenses increased $1,749,000, reflecting: inclusion of the former Monument operations for six months in 2020 as compared to three months in 2019; annual merit-based salary adjustments; an increase in overtime pay related mainly to mortgage lending activity; a reduction in expense due to a higher proportion of payroll costs capitalized (added to the carrying value of loans) due to the high volume of PPP loans originated; a slight reduction in incentive compensation expense; and an increase in health care expense due to higher claims on C&N’s partially self-insured plan.
o	Data processing expenses increased $293,000, including the impact of increases in software licensing costs associated with lending, trust and other functions.
o	Professional fees expense increased $290,000, including costs associated with a change in certain trust administrative activities to handle them on an outsourced basis.
o	Other noninterest expense increased $254,000. Within this category, significant variances included the following:
●	Donations expense increased $427,000, mainly due to an increase in donations associated with the Pennsylvania Educational Improvement Tax Credit program.
●	Other operational losses increased $337,000, including an estimated accrual of $300,000 for penalties related to certain information returns.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	Expenses related to other real estate properties decreased $244,000 and collection expenses decreased $215,000. The reduction in both of these expense categories resulted from the completion in the first quarter 2020 of a complex commercial workout situation for which a significant amount of expenses were incurred in 2019.
●	FDIC assessments expense decreased $81,000, as a significant portion of the assessed amounts for the first two quarters of 2020 were offset by credits based on the funding level of the insurance fund.

More detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of MD&A.

TABLE I – QUARTERLY FINANCIAL DATA

	For the Three Months Ended:
(Dollars In Thousands, Except Per Share Data)	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(Unaudited)	2020	2020	2019	2019	2019	2019
Interest income	$16,513	$17,037	$17,290	$17,277	$17,139	$13,065
Interest expense	2,267	2,755	2,999	3,000	2,934	1,350
Net interest income	14,246	14,282	14,291	14,277	14,205	11,715
(Credit) provision for loan losses	(176)	1,528	652	1,158	(4)	(957)
Net interest income after (credit) provision for
loan losses	14,422	12,754	13,639	13,119	14,209	12,672
Noninterest income	5,528	5,281	5,066	4,963	4,849	4,406
Net gains on securities	0	0	3	13	7	0
Merger-related expenses	983	141	281	206	3,301	311
Other noninterest expenses	12,274	12,912	11,834	11,486	11,422	10,696
Income before income tax provision	6,693	4,982	6,593	6,403	4,342	6,071
Income tax provision	1,255	816	1,135	1,096	693	981
Net income	$5,438	$4,166	$5,458	$5,307	$3,649	$5,090
Net income attributable to common shares	$5,405	$4,146	$5,431	$5,281	$3,630	$5,063
Basic earnings per common share	$0.39	$0.30	$0.40	$0.39	$0.27	$0.41
Diluted earnings per common share	$0.39	$0.30	$0.40	$0.39	$0.27	$0.41

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and six-month periods ended June 30, 2020 and 2019. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

Three-Month Periods Ended June 30, 2020 and 2019

For the three-month periods, fully taxable equivalent net interest income was $14,483,000 in 2020, which was $14,000 (0.1%) higher than in 2019. Interest income was $653,000 lower in 2020 as compared to 2019, while interest expense was lower by $667,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.65% in 2020 as compared to 3.89% in 2019, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) decreased to 3.39% in 2020 from 3.56% in 2019. The average yield on earning assets of 4.22% was 0.46% lower in 2020 as compared to 2019, while the average rate on interest-bearing liabilities decreased 0.29% between periods.

Accretion and amortization of purchase accounting-related adjustments from marking financial instruments to fair value had a positive effect on net interest income in the second quarter 2020 of $285,000, including an increase in income on loans of $299,000 partially offset by increases in interest expense on time deposits of $14,000. The net positive impact to the second quarter 2020 net interest margin from accretion and amortization of purchase accounting adjustments was 0.08%. In comparison, the net positive impact to the second quarter 2019 net interest margin from purchase accounting adjustments was 0.06%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $16,750,000 in 2020, a decrease of $653,000 (3.8%) from 2019. Interest and fees from loans receivable decreased $76,000, or 0.5%, in 2020 as compared to 2019. Table IV shows the decrease in interest on loans includes $1,163,000 attributable to a decrease in average rate, offset by an increase of $1,087,000 related to an increase in average volume. The average balance of loans receivable increased $126,198,000 (11.4%) to $1,231,441,000 in 2020 from $1,105,243,000 in 2019. The average balance of PPP loans originated in the second quarter of 2020 was $77,832,000. Excluding PPP loans, average loans in the second quarter 2020 exceeded the second quarter 2019 by $48,366,000, or 4.4%, reflecting the effects of significant loan growth in the third and fourth quarters of 2019. The average yield on loans in the second quarter of 2020 was 4.79%, down from 5.35% in the second quarter 2019, as rates on variable rate loans and rates on recent new loan originations have decreased due to decreases in market interest rates that occurred in the latter part of 2019 and first quarter of 2020. The average yield on loans in the second quarter 2020 was also affected by the comparatively low average yield on PPP loans of 2.79%.

Interest income from available-for-sale debt securities decreased $478,000 (19.2%) in 2020 from 2019. Total average available-for-sale debt securities (at amortized cost) in 2020 decreased to $326,069,000 from $362,969,000 in 2019. The average yield on available-for-sale debt securities was 2.48% for 2020, down from 2.75% in 2019. The decrease in average yield on available-for-sale debt securities is mainly the result of higher-yielding tax-exempt municipal bonds being called or maturing throughout 2019, increased amortization of premiums on mortgage-backed securities due to accelerated prepayments of principal caused by falling interest rates and recently purchased securities with lower market yields.

For the three-month period, income from interest-bearing due from banks totaled $41,000 in 2020, a decrease of $108,000 (72.5%) from $149,000 in 2019. Although the average balance increased $15,401,000, the average yield on interest-bearing due from banks dropped to 0.44% in 2020 from 2.67% in 2019, consistent with the decrease in market rates.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

For the three-month periods, interest expense decreased $667,000 to $2,267,000 in 2020 from $2,934,000 in 2019. Interest expense on deposits decreased $579,000, as the average rate on interest-bearing deposits decreased to 0.72% in 2020 from 0.97% in 2019. The decrease in average rates on deposits includes decreases of 0.28% on time deposits, 0.27% on interest checking accounts, 0.08% on money market accounts and 0.05% on saving accounts.

Total average deposits (interest-bearing and noninterest-bearing) amounted to $1,349,093,000 in 2020, an increase of $79,875,000 (6.3%) from 2019. The increase in average deposits included increases in noninterest-bearing demand deposits of $52,173,000, interest checking of $41,446,000, money market of $16,349,000 and savings of $10,011,000. Increases in demand and other nonmaturity deposits resulted from funding provided for PPP loans, stimulus deposits from the federal government and customers’ seeking “safe havens” in the form of FDIC-insured deposits during the COVID-19 pandemic. These volume increases were partially offset by a decrease in average time deposits of $40,104,000, as the Corporation has experienced some run-off of higher-cost time deposits.

Interest expense on total borrowed funds decreased $88,000 in 2020 as compared to 2019. The average balance of total borrowed funds increased to $99,261,000 in the second quarter 2020 from $79,446,000 in the second quarter 2019, while the average rate on borrowed funds decreased to 1.96% in the second quarter 2020 from 2.88% in the second quarter 2019.

Interest expense on short-term borrowings decreased $164,000 to $64,000 in 2020 from $228,000 in 2019. The average balance of short-term borrowings decreased to $19,884,000 in 2020 from $37,279,000 in 2019. The average rate on short-term borrowings decreased to 1.30% in 2020 from 2.45% in 2019, reflecting the impact of lower short-term market rates in 2020.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Interest expense on long-term borrowings increased $85,000 to $313,000 in 2020 from $228,000 in 2019. The average balance of long-term borrowings was $72,917,000 in 2020, up from an average balance of $35,167,000 in 2019. Borrowings are classified as long-term within the Tables based on their term at origination. The average balance of long-term borrowings in 2020 and 2019 consisted mainly of FHLB advances with terms longer than 12 months at origination. The average rate on long-term borrowings was 1.73% in 2020 compared to 2.60% in the second quarter of 2019.

Six-Month Periods Ended June 30, 2020 and 2019

For the six-month periods, fully taxable equivalent net interest income was $28,989,000 in 2020, $2,504,000 (9.5%) higher than in 2019. Interest income was $3,242,000 higher in 2020 as compared to 2019, while interest expense was higher by $738,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.73% in 2020 as compared to 3.96% in 2019, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.46% in 2020, down from 3.66% in 2019. The overall growth in net interest income, despite margin compression, resulted mainly from the infusion of loans, deposits and borrowings from Monument.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $34,011,000 in 2020, an increase of $3,242,000 (10.5%) from 2019. Interest and fees on loans receivable increased $4,302,000, or 16.9%, to $29,714,000 in 2020 from $25,412,000 in 2019. Table IV shows the increase in interest on loans includes an increase of $5,717,000 attributable to volume and a decrease of $1,415,000 related to average rate. The average balance of loans receivable increased $234,691,000 (24.3%) to $1,199,963,000 in 2020 from $965,272,000 in 2019. The increase in average balance reflects the Corporation’s purchase of Monument on April 1, 2019 and the effects of significant loan growth over the last three quarters of 2019. The fully taxable equivalent yield on loans in 2020 was 4.98% compared to 5.31% in 2019 as current rates on variable rate loans and rates on recent new loan originations have decreased, consistent with decreases in market interest rates over the past six months. The reduction in fully taxable equivalent yield on loans was also affected by PPP loans with an average balance of $38,916,000 at an average rate of 2.79% in 2020, with no comparative amounts in 2019.

Interest income on available-for-sale debt securities totaled $4,144,000 in 2020, a decrease of $928,000 from the total for 2019. As indicated in Table III, average available-for-sale debt securities (at amortized cost) totaled $330,538,000 in 2020, a decrease of $31,914,000 (8.8%) from 2019. The average yield on available-for-sale debt securities decreased to 2.52% in 2020 from 2.82% in 2019.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased $738,000 to $5,022,000 in 2020 from $4,284,000 in 2019. Table III shows that the overall cost of funds on interest-bearing liabilities decreased slightly to 0.92% in 2020 from 0.93% in 2019.

Interest expense on deposits increased $523,000 in 2020 over 2019. Total average deposit balances (interest-bearing and noninterest-bearing) increased 13.9%, to $1,304,669,000 in 2020 from $1,145,831,000 in 2019. The increase in average balance on deposits was across all categories, reflecting the impact of the Monument acquisition on April 1, 2019 as well as the effects in 2020 of PPP-related funding, stimulus funding and customers seeking FDIC-insured funding during the COVID-19 pandemic. The average rate on interest-bearing deposits increased slightly to 0.80% in 2020 from 0.79% in 2019.

Interest expense on borrowed funds increased $215,000 in 2020 as compared to 2019. Total average borrowed funds increased $42,239,000 to $107,354,000 in 2020 from $65,115,000 in 2019. The increase in average borrowed funds includes the impact of borrowings originated to fund loan growth in the last three quarters of 2019. The average rate on total borrowed funds was 2.03% in 2020 compared to 2.69% in 2019. The decrease in the average rate on borrowed funds in 2020 reflects the impact of decreases in market rates over the course of 2020.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(In Thousands)	2020	2019	(Decrease)	2020	2019	(Decrease)
INTEREST INCOME
Interest-bearing due from banks	$41	$149	$(108)	$122	$265	$(143)
Available-for-sale debt securities:
Taxable	1,380	1,826	(446)	2,968	3,660	(692)
Tax-exempt	631	663	(32)	1,176	1,412	(236)
Total available-for-sale debt securities	2,011	2,489	(478)	4,144	5,072	(928)
Loans receivable:
Taxable	13,586	14,098	(512)	28,047	24,046	4,001
Paycheck Protection Program (Taxable)	540	0	540	540	0	540
Tax-exempt	552	656	(104)	1,127	1,366	(239)
Total loans receivable	14,678	14,754	(76)	29,714	25,412	4,302
Other earning assets	20	11	9	31	20	11
Total Interest Income	16,750	17,403	(653)	34,011	30,769	3,242

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	202	319	(117)	445	546	(101)
Money market	232	252	(20)	495	430	65
Savings	54	74	(20)	118	113	5
Time deposits	1,296	1,718	(422)	2,881	2,327	554
Total interest-bearing deposits	1,784	2,363	(579)	3,939	3,416	523
Borrowed funds:
Short-term	64	228	(164)	262	307	(45)
Long-term	313	228	85	608	446	162
Subordinated debt	106	115	(9)	213	115	98
Total borrowed funds	483	571	(88)	1,083	868	215
Total Interest Expense	2,267	2,934	(667)	5,022	4,284	738

Net Interest Income	$14,483	$14,469	$14	$28,989	$26,485	$2,504

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table III - Analysis of Average Daily Balances and Rates

(Dollars in Thousands)	3 Months		3 Months		6 Months		6 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	6/30/2020	Return/	6/30/2019	Return/	6/30/2020	Return/	6/30/2019	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Interest-bearing due from banks	37,799	0.44%	22,398	2.67%	28,600	0.86%	21,358	2.50%
Available-for-sale debt securities,
at amortized cost:
Taxable	$244,019	2.27%	$289,041	2.53%	$254,588	2.34%	$285,443	2.59%
Tax-exempt	82,050	3.09%	73,928	3.60%	75,950	3.11%	77,009	3.70%
Total available-for-sale debt securities	326,069	2.48%	362,969	2.75%	330,538	2.52%	362,452	2.82%
Loans receivable:
Taxable	1,094,432	4.99%	1,035,672	5.46%	1,101,275	5.12%	894,208	5.42%
Paycheck Protection Program (Taxable)	77,832	2.79%	0	0.00%	38,916	2.79%	0	0.00%
Tax-exempt	59,177	3.75%	69,571	3.78%	59,772	3.79%	71,064	3.88%
Total loans receivable	1,231,441	4.79%	1,105,243	5.35%	1,199,963	4.98%	965,272	5.31%
Other earning assets	2,206	3.65%	1,423	3.10%	1,833	3.40%	1,257	3.21%
Total Earning Assets	1,597,515	4.22%	1,492,033	4.68%	1,560,934	4.38%	1,350,339	4.59%
Cash	18,960		20,325		18,501		18,629
Unrealized gain/loss on securities	12,574		(101)		10,375		(2,352)
Allowance for loan losses	(11,471)		(8,378)		(10,743)		(8,856)
Bank premises and equipment	18,230		16,214		17,981		15,367
Intangible Assets	29,543		30,040		29,575		21,045
Other assets	49,502		49,935		49,386		46,573
Total Assets	$1,714,853		$1,600,068		$1,676,009		$1,440,745

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$260,177	0.31%	$218,731	0.58%	$243,623	0.37%	$208,872	0.53%
Money market	215,441	0.43%	199,092	0.51%	208,066	0.48%	188,042	0.46%
Savings	183,933	0.12%	173,922	0.17%	176,452	0.13%	165,354	0.14%
Time deposits	343,257	1.52%	383,361	1.80%	362,439	1.60%	305,769	1.53%
Total interest-bearing deposits	1,002,808	0.72%	975,106	0.97%	990,580	0.80%	868,037	0.79%
Borrowed funds:
Short-term	19,844	1.30%	37,279	2.45%	32,363	1.63%	26,666	2.32%
Long-term	72,917	1.73%	35,167	2.60%	68,491	1.79%	34,929	2.57%
Subordinated debt	6,500	6.56%	7,000	6.59%	6,500	6.59%	3,520	6.59%
Total borrowed funds	99,261	1.96%	79,446	2.88%	107,354	2.03%	65,115	2.69%
Total Interest-bearing Liabilities	1,102,069	0.83%	1,054,552	1.12%	1,097,934	0.92%	933,152	0.93%
Demand deposits	346,285		294,112		314,089		277,794
Other liabilities	15,891		15,454		14,981		13,210
Total Liabilities	1,464,245		1,364,118		1,427,004		1,224,156
Stockholders' equity, excluding
other comprehensive income/loss	240,434		235,733		240,576		218,175
Accumulated other comprehensive income/loss	10,174		217		8,429		(1,586)
Total Stockholders' Equity	250,608		235,950		249,005		216,589
Total Liabilities and Stockholders' Equity	$1,714,853		$1,600,068		$1,676,009		$1,440,745
Interest Rate Spread		3.39%		3.56%		3.46%		3.66%
Net Interest Income/Earning Assets		3.65%		3.89%		3.73%		3.96%

Total Deposits (Interest-bearing
and Demand)	$1,349,093		$1,269,218		$1,304,669		$1,145,831
(1)	Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(3)	Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 6/30/20 vs. 6/30/19			6 Months Ended 6/30/20 vs. 6/30/19
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks	$75	$(183)	$(108)	$70	$(213)	$(143)
Available-for-sale debt securities:
Taxable	(273)	(173)	(446)	(372)	(320)	(692)
Tax-exempt	69	(101)	(32)	(18)	(218)	(236)
Total available-for-sale debt securities	(204)	(274)	(478)	(390)	(538)	(928)
Loans receivable:
Taxable	645	(1,157)	(512)	5,387	(1,386)	4,001
Paycheck Protection Program (Taxable)	540	0	540	540	0	540
Tax-exempt	(98)	(6)	(104)	(210)	(29)	(239)
Total loans receivable	1,087	(1,163)	(76)	5,717	(1,415)	4,302
Other earning assets	7	2	9	10	1	11
Total Interest Income	965	(1,618)	(653)	5,407	(2,165)	3,242

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	50	(167)	(117)	82	(183)	(101)
Money market	21	(41)	(20)	48	17	65
Savings	5	(25)	(20)	8	(3)	5
Time deposits	(95)	(327)	(422)	452	102	554
Total interest-bearing deposits	(19)	(560)	(579)	590	(67)	523
Borrowed funds:
Short-term	(71)	(93)	(164)	58	(103)	(45)
Long-term	182	(97)	85	331	(169)	162
Subordinated debt	(9)	0	(9)	98	0	98
Total borrowed funds	102	(190)	(88)	487	(272)	215
Total Interest Expense	83	(750)	(667)	1,077	(339)	738

Net Interest Income	$882	$(868)	$14	$4,330	$(1,826)	$2,504
(1)	Changes in income on tax-exempt securities and loans are presented on a fully tax-equivalent basis, using the Corporation’s federal income tax rate of 21%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST INCOME

TABLE V – COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)	3 Months Ended
	June 30,		$	%
	2020	2019	Change	Change
Trust and financial management revenue	$1,565	$1,583	$(18)	-1.1%
Brokerage revenue	343	361	(18)	-5.0%
Insurance commissions, fees and premiums	52	48	4	8.3%
Service charges on deposit accounts	831	1,277	(446)	-34.9%
Service charges and fees	84	89	(5)	-5.6%
Interchange revenue from debit card transactions	718	699	19	2.7%
Net gains from sales of loans	1,564	221	1,343	607.7%
Loan servicing fees, net	(158)	35	(193)	-551.4%
Increase in cash surrender value of life insurance	98	99	(1)	-1.0%
Other noninterest income	431	437	(6)	-1.4%
Total noninterest income, excluding realized gains on securities, net	$5,528	$4,849	$679	14.0%

Total noninterest income shown in Table V in the second quarter 2020 was up $679,000 from the second quarter 2019 total. Significant variances included the following:

●	Net gains from sales of loans of $1,564,000 for the second quarter 2020 were up $1,343,000 from the total for the second quarter 2019. The increase reflects an increase in volume of residential mortgage loans sold, due mainly to increased refinancing activity resulting from falling interest rates. Proceeds from sales of residential mortgage loans totaled $51.0 million in the second quarter 2020 as compared to $6.6 million in the second quarter 2019.
●	Service charges on deposit accounts of $831,000 in the second quarter 2020 were down $446,000 from the second quarter 2019 amount, as the volume of consumer and business overdraft activity fell.
●	Net revenue from loan servicing fees decreased $193,000. The fair value of mortgage servicing rights decreased $270,000 in the second quarter 2020, as compared to a decrease of $71,000 in the second quarter 2019, reflecting market assumptions that prepayments will increase due to lower interest rates.

TABLE VI – COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)	6 Months Ended
	June 30,		$	%
	2020	2019	Change	Change
Trust and financial management revenue	$3,044	$2,943	$101	3.4%
Brokerage revenue	676	668	8	1.2%
Insurance commissions, fees and premiums	85	78	7	9.0%
Service charges on deposit accounts	2,081	2,527	(446)	-17.6%
Service charges and fees	147	168	(21)	-12.5%
Interchange revenue from debit card transactions	1,449	1,342	107	8.0%
Net gains from sales of loans	1,879	308	1,571	510.1%
Loan servicing fees, net	(172)	63	(235)	-373.0%
Increase in cash surrender value of life insurance	202	191	11	5.8%
Other noninterest income	1,418	967	451	46.6%
Total noninterest income, excluding realized gains on securities, net	$10,809	$9,255	$1,554	16.8%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Total noninterest income, excluding realized gains on securities, net, shown in Table VI increased $1,554,000 for the first six months of 2020 compared to 2019. Significant variances included the following:

●	Net gains from sales of loans totaled $1,879,000 in the first six months of 2020, an increase of $1,571,000 over the total for the first six months of 2019. As noted above, the increase reflects an increase in volume of residential mortgage loans sold, due mainly to increased refinancing activity resulting from falling interest rates. Proceeds from sales of residential mortgage loans of $61.8 million in the first six months of 2020 were 6.8 times the comparative 2019 amount of $9.1 million.
●	Other noninterest income totaled $1,418,000, an increase of $451,000 over 2019. Income from realization of tax credits was $351,000 higher in the first six months of 2020 as compared to 2019. Also, dividend income from Federal Home Loan Bank stock was up $99,000, reflecting a higher average balance of stock held due to increased borrowings.
●	Interchange revenue from debit card transactions totaled $1,449,000 for the first six months of 2020, an increase of $107,000 (8.0%), reflecting an increase in transaction volumes.
●	Trust and financial management revenue of $3,044,000 was $101,000 (3.4%) higher in the first six months of 2020 as compared to 2019, reflecting the impact of fees from new business growth in 2019.
●	Service charges on deposit accounts of $2,081,000 in the first six months of 2020 were down $446,000 (17.6%) from the total for the first six months of 2019, as the volume of consumer and business overdraft activity fell significantly in the second quarter 2020.
●	Net revenue from loan servicing fees decreased $235,000. The fair value of mortgage servicing rights decreased $396,000 in the first six months of 2020, as compared to a decrease of $148,000 in the first six months of 2019.

NONINTEREST EXPENSE

TABLE VII - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)	3 Months Ended
	June 30,		$	%
	2020	2019	Change	Change
Salaries and wages	$5,364	$5,276	$88	1.7%
Pensions and other employee benefits	1,619	1,225	394	32.2%
Occupancy expense, net	664	665	(1)	-0.2%
Furniture and equipment expense	311	333	(22)	-6.6%
Data processing expenses	1,040	962	78	8.1%
Automated teller machine and interchange expense	275	277	(2)	-0.7%
Pennsylvania shares tax	423	347	76	21.9%
Professional fees	464	331	133	40.2%
Telecommunications	213	176	37	21.0%
Directors' fees	178	141	37	26.2%
Other noninterest expense	1,723	1,689	34	2.0%
Total noninterest expense, excluding merger-related expenses	12,274	11,422	852	7.5%
Merger-related expenses	983	3,301	(2,318)	-70.2%
Total noninterest expense	$13,257	$14,723	$(1,466)	-10.0%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

As shown in Table VII, total noninterest expense, excluding merger-related expenses, increased $852,000 (7.5%) for the three months ended June 30, 2020 over the total for the three months ended June 30, 2019. The most significant variances include the following:

●	Pensions and other employee benefits expense increased $394,000, mainly due to increased health care expenses from the Corporation’s partially self-insured plan.
●	Professional fees expense increased $133,000, including costs associated with a change in certain trust administrative activities to handle them on an outsourced basis.
●	Salaries and wages expense increased $88,000 (1.7%), reflecting the net impact of several factors, including: an increase in number of personnel to 337 full-time equivalent (FTEs) from 332 at June 30, 2019; annual merit-based salary adjustments; an increase in overtime pay related mainly to mortgage lending activity; a reduction in expense due to a higher proportion of payroll costs capitalized (added to the carrying value of loans) due to the high volume of PPP loans originated; and a slight reduction in incentive compensation expense.
●	Data processing expenses increased $78,000 (8.1%), including the impact of increases in software licensing costs associated with lending, trust and other functions.
●	Pennsylvania shares tax expense increased $76,000 (21.9%), reflecting the impact of an increase in C&N Bank’s stockholder’s equity.

TABLE VIII - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)	6 Months Ended
	June 30,		$	%
	2020	2019	Change	Change
Salaries and wages	$10,704	$9,769	$935	9.6%
Pensions and other employee benefits	3,657	2,843	814	28.6%
Occupancy expense, net	1,409	1,322	87	6.6%
Furniture and equipment expense	669	634	35	5.5%
Data processing expenses	2,058	1,765	293	16.6%
Automated teller machine and interchange expense	572	466	106	22.7%
Pennsylvania shares tax	845	694	151	21.8%
Professional fees	843	553	290	52.4%
Telecommunications	419	340	79	23.2%
Directors' fees	348	324	24	7.4%
Other noninterest expense	3,662	3,408	254	7.5%
Total noninterest expense, excluding merger-
related expenses	25,186	22,118	3,068	13.9%
Merger-related expenses	1,124	3,612	(2,488)	-68.9%
Total noninterest expense	$26,310	$25,730	$580	2.3%

As shown in Table VIII, total noninterest expense, excluding merger-related expenses, increased $3,068,000 (13.9%) for the six months ended June 30, 2020 over the total for the first six months of 2019. The most significant variances include the following:

●	Total salaries and wages and benefits expenses increased $1,749,000, reflecting: inclusion of the former Monument operations for six months in 2020 as compared to three months in 2019; annual merit-based salary adjustments; an increase in overtime pay related mainly to mortgage lending activity; a reduction in expense due to a higher proportion of payroll costs capitalized (added to the carrying value of loans) due to the high volume of PPP loans originated; a slight reduction in incentive compensation expense; and an increase in health care expense due to higher claims on C&N’s partially self-insured plan.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	Data processing expenses increased $293,000, including the impact of increases in software licensing costs associated with lending, trust and other functions.
●	Professional fees expense increased $290,000, including costs associated with a change in certain trust administrative activities to handle them on an outsourced basis.
●	Other noninterest expense increased $254,000. Within this category, significant variances included the following:
o	Donations expense increased $427,000, mainly due to an increase in donations associated with the Pennsylvania Educational Improvement Tax Credit program.
o	Other operational losses increased $337,000, including an estimated accrual of $300,000 for penalties related to certain information returns.
o

Expenses related to other real estate properties decreased $244,000 and collection expenses decreased $215,000. The reduction in both of these expense categories resulted from the completion in the first quarter 2020 of a complex commercial workout situation for which a significant amount of expenses were incurred in 2019.

o	FDIC assessments expense decreased $81,000, as a significant portion of the assessed amounts for the first two quarters of 2020 were offset by credits based on the funding level of the insurance fund.

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The income tax provision for the first six months of 2020 was $2,071,000, which was $397,000 higher than the provision for the first six months of 2019 of $1,674,000. The effective tax rate (tax provision as a percentage of pre-tax income) was 17.7% in the first six months of 2020 compared to 16.1% in the first six months of 2019. The Corporation’s effective tax rates differ from the statutory rate of 21% in the first six months of 2020 and 2019 principally because of the effects of tax-exempt interest income. The higher effective tax rate in the first six months of 2020 as compared to 2019 resulted mainly from a reduction in tax-exempt interest income and nondeductible penalties.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The net deferred tax asset at June 30, 2020 and December 31, 2019 represents the following temporary difference components:

	June 30,	December 31,
(In Thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$2,353	$2,080
Purchase accounting adjustments on loans	497	640
Operating leases liability	333	344
Other deferred tax assets	1,816	2,173
Total deferred tax assets	4,999	5,237

Deferred tax liabilities:
Unrealized holding gains on securities	3,048	934
Defined benefit plans - ASC 835	64	49
Bank premises and equipment	977	763
Core deposit intangibles	245	272
Right-of-use assets from operating leases	333	344
Other deferred tax liabilities	239	257
Total deferred tax liabilities	4,906	2,619
Deferred tax asset, net	$93	$2,618

At June 30, 2020, the net deferred tax asset was $93,000, down from $2,618,000 at December 31, 2019. The most significant change in temporary difference components was a net increase of $2,114,000 in the deferred tax liability resulting from appreciation in available-for-sale debt securities attributable to lower interest rates.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.

Management believes the recorded net deferred tax asset at June 30, 2020 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in MD&A. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the “Net Interest Income” section of MD&A. Other significant balance sheet items, including the allowance for loan losses and stockholders’ equity, are discussed in separate sections of MD&A. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding standby letters of credit at June 30, 2020. Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2020.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Net loans outstanding (excluding mortgage loans held for sale) were $1,230,387,000 at June 30, 2020, up 4.9% from $1,172,386,000 at December 31, 2019 and up $121.9 million or 11.0% from $1,108,483,000 at June 30, 2019. As presented in Table XII, total outstanding commercial loans were $79.8 million higher at June 30, 2020 from December 31, 2019, including an increase in PPP loans of $97.1 million. Residential mortgage loans were $20.3 million lower at June 30, 2020 as compared to December 31, 2019, reflecting large amounts of refinancing activity occurring due to lower interest rates. While residential mortgage loans outstanding (on-balance sheet) decreased in the first six months of 2020, the volume of residential mortgage loans originated and sold increased dramatically, resulting in an increase of $1.6 million in revenue from sales of residential mortgage loans.

While the Corporation’s lending activities are primarily concentrated in its market area, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial,” “Commercial loans secured by real estate”, “Political subdivisions” and “Other commercial” classes in the loan tables presented in this Form 10-Q. Total participation loans outstanding amounted to $63,057,000 at June 30, 2020, down from $64,633,000 at December 31, 2019 and $66,289,000 at June 30, 2019. At June 30, 2020, the balance of participation loans outstanding includes a total of $46,346,000 to businesses located outside of the Corporation’s market area. Also, included within participation loans outstanding are “leveraged loans,” meaning loans to businesses with minimal tangible book equity and for which the extent of collateral available is limited, though typically at the time of origination the businesses have demonstrated strong cash flow performance in their recent histories. Leveraged participation loans outstanding totaled $10,184,000 at June 30, 2020 and $9,947,000 at December 31, 2019.

Since 2009, the Corporation has originated and sold residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Xtra program consist primarily of conforming, prime loans sold to the Federal National Mortgage Association (Fannie Mae), a quasi-government entity. In 2014, the Corporation began to originate and sell residential mortgage loans to the secondary market through the MPF Original program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Prior to the April 2019 merger, Monument Bank had participated in the MPF Original program. Residential mortgages originated and sold through the MPF Original program consist primarily of conforming, prime loans sold to the Federal Home Loan Bank of Pittsburgh. In late 2019, the Corporation began to originate and sell larger-balance, nonconforming mortgages under the MPF Direct Program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The Corporation does not retain servicing rights for loans sold under the MPF Direct Program. Through June 30, 2020, the Corporation’s activity under the MPF Direct Program was minimal.

For loan sales originated and sold under these programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At

June 30, 2020, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,744,000, and the corresponding total outstanding balance repurchased at December 31, 2019 was $1,770,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At June 30, 2020, outstanding balances of loans sold and serviced through these programs totaled $210,778,000, including loans sold through the MPF Xtra program of $119,393,000 and loans sold through the Original program of $91,385,000. In addition, the outstanding balance of loans sold under the MPF Original program by Monument totaled $17,568,000. The loans sold by Monument are not serviced by the Corporation; however, the Corporation has assumed the credit enhancement obligation on these loans (as discussed in the next paragraph). At December 31, 2019, outstanding balances of loans sold and serviced through these programs totaled $178,446,000, including loans sold through the MPF Xtra program of $104,707,000 and loans sold through the Original program of $73,739,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of June 30, 2020 and December 31, 2019.

For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. At June 30, 2020, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $5,266,000, and the Corporation has recorded a related allowance for credit losses of $283,000 which is included in “Accrued interest and other liabilities” in the accompanying consolidated balance sheets. At December 31, 2019, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $4,618,000, and the related allowance for credit losses was $333,000. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

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

The allowance for loan losses was $11,026,000 at June 30, 2020, up from $9,836,000 at December 31, 2019. Table X shows total specific allowances on impaired loans increased $905,000 to $1,956,000 at June 30, 2020 from $1,051,000 at December 31, 2019. This net increase included the impact of a specific allowance of $1,193,000 on a commercial loan with an outstanding balance of $3,500,000 being recorded in the first quarter 2020. At June 30, 2020, the specific allowance remained at $1,193,000. The increase in specific allowances on impaired loans at June 30, 2020 also included allowances totaling $504,000 related to three commercial loan relationships with an aggregate recorded investment of $7,576,000 that management identified as impaired in the second quarter 2020. The impact of these increases was partially offset by elimination of an allowance of $674,000 at December 31, 2019 on a commercial loan that was repaid for less than the full principal balance, resulting in a $107,000 charge-off in the second quarter 2020. In addition, there was a commercial loan with an outstanding balance of $798,000 and a specific allowance of $60,000 at December 31, 2019 that was no longer considered impaired at June 30, 2020 due to improved circumstances with the underlying business.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Loans acquired from Monument that were identified as having a deterioration in credit quality (purchased credit impaired, or PCI), were valued at $441,000 at April 1, 2019 and $305,000 at June 30, 2020. The remainder of the portfolio was deemed to be the performing component of the portfolio. Performing loans acquired from Monument are presented net of a discount for credit losses of $878,000 at June 30, 2020 and $1,216,000 at December 31, 2019. This discount reflects an estimate of the present value of credit losses based on market expectations at the date of acquisition of $1,914,000, subsequently reduced as accretion has been recognized based on estimated and actual principal pay-downs. At June 30, 2020, it was determined that five purchased loans to two borrowers with recorded investments totaling $6,075,000 (included in the total of $7,576,000 of loans identified as impaired in the second quarter 2020 noted above) were found to be impaired. Specific allowances totaling $350,000 were recorded on these loans at June 30, 2020, based on the excess of the recorded investments in the loans over the estimated value of the related real estate collateral, net of selling costs. Purchased performing loans with an aggregate recorded investment of $228,590,000 at June 30, 2020 were excluded from the loan pools for which the general component of the allowance for loan losses was calculated.

The (credit) provision for loan losses by segment in the three-month and six-month periods ended June 30, 2020 and 2019 are as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Residential mortgage	$(65)	$3	$133	$78
Commercial	(124)	(51)	1,194	(1,200)
Consumer	13	44	25	75
Unallocated	0	0	0	86

Total	$(176)	$(4)	$1,352	$(961)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The (credit) provision for loan losses is further detailed as follows:

	3 Months	3 Months	6 Months	6 Months
Residential mortgage segment	Ended	Ended	Ended	Ended
(In thousands)	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
(Decrease) increase in total specific allowance on
impaired loans, adjusted for the effect of net
charge-offs	$(32)	$31	$(17)	$99

(Decrease) increase in collectively determined
portion of the allowance attributable to:
Loan (reduction) growth	(126)	54	(140)	56
Changes in historical loss experience factors	(42)	2	(82)	7
Changes in qualitative factors	135	(84)	372	(84)
Total (credit) provision for loan losses -
Residential mortgage segment	$(65)	$3	$133	$78

	3 Months	3 Months	6 Months	6 Months
Commercial segment	Ended	Ended	Ended	Ended
(In thousands)	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
(Decrease) increase in total specific allowance on
impaired loans, adjusted for the effect of net
charge-offs	$(134)	$(196)	$1,041	$(1,303)

(Decrease) increase in collectively determined
portion of the allowance attributable to:
Loan (reduction) growth	(117)	310	(110)	324
Changes in historical loss experience factors	14	(314)	(7)	(312)
Changes in qualitative factors	113	149	270	91
Total (credit) provision for loan losses -
Commercial segment	$(124)	$(51)	$1,194	$(1,200)

	3 Months	3 Months	6 Months	6 Months
Consumer segment	Ended	Ended	Ended	Ended
(In thousands)	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Increase in total specific allowance on
impaired loans, adjusted for the effect of net
charge-offs	$23	$16	$43	$44

(Decrease) increase in collectively determined
portion of the allowance attributable to:
Loan (reduction) growth	(12)	18	(22)	18
Changes in historical loss experience factors	6	(10)	0	0
Changes in qualitative factors	(4)	20	4	13
Total provision for loan losses -
Consumer segment	$13	$44	$25	$75

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	3 Months	3 Months	6 Months	6 Months
Total - All segments	Ended	Ended	Ended	Ended
(In thousands)	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
(Decrease) increase in total specific allowance on
impaired loans, adjusted for the effect of net
charge-offs	$(143)	$(149)	$1,067	$(1,160)

Increase (decrease) in collectively determined
portion of the allowance attributable to:
Loan (reduction) growth	(255)	382	(272)	398
Changes in historical loss experience factors	(22)	(322)	(89)	(305)
Changes in qualitative factors	244	85	646	20
Sub-total	(176)	(4)	1,352	(1,047)
Unallocated	0	0	0	86
Total (credit) provision for loan losses -
All segments	$(176)	$(4)	$1,352	$(961)

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

In the tables immediately above, the portion of the net change in the collectively determined allowance attributable to loan (reduction) growth was determined by applying the historical loss experience and qualitative factors used in the allowance calculation at the end of the preceding period to the net increase or decrease in loans outstanding (excluding loans specifically evaluated for impairment) for the period.

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

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Total nonperforming loans as a percentage of outstanding loans was 1.74% at June 30, 2020, up from 0.88% at December 31, 2019, and nonperforming assets as a percentage of total assets was 1.33% at June 30, 2020, up from 0.80% at December 31, 2019. At June 30, 2020, these ratios were affected by the net impact of classification as nonperforming of the commercial loans with specific allowances referred to above.

Table XI presents data at June 30, 2020 and at the end of each of the years ended December 31, 2015 through 2019. Table XI shows that total nonperforming loans as a percentage of loans of 1.74% at June 30, 2020, though up from December 31, 2019, was lower than the corresponding year-end ratio from 2015 through 2018. Similarly, the June 30, 2020 ratio of total nonperforming assets as a percentage of assets of 1.33% was lower than the corresponding ratio from 2016 through 2018 and slightly higher than the level at December 31, 2015 of 1.31%.

Total impaired loans of $14,280,000 at June 30, 2020 are up $8,794,000 from the corresponding amount at December 31, 2019 of $5,486,000. The increase in impaired loans includes the net impact of classification as impaired of the commercial loans referred to above in the discussion of specific allowances.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Total nonperforming assets of $23,168,000 at June 30, 2020 are $9,857,000 higher than the corresponding amount at December 31, 2019, summarized as follows:

●Total nonaccrual loans at June 30, 2020 of $18,763,000 was $9,545,000 higher than the corresponding December 31, 2019 total of $9,218,000. Similar to the discussions above related to impaired loans and nonperforming assets, this increase reflects the impact of net changes in classification as impaired of the commercial loans subject to specific allowances described above.
●Total loans past due 90 days or more and still accruing interest amounted to $2,812,000 at June 30, 2020, an increase of $1,605,000 from the total at December 31, 2019. The increase includes an $845,000 increase on residential mortgages and $451,000 from loans secured by commercial real estate. Management has evaluated the loans within this category and determined they are well secured and in the process of collection at June 30, 2020.
●Foreclosed assets held for sale consisted of real estate and totaled $1,593,000 at June 30, 2020, a decrease of $1,293,000 from $2,886,000 at December 31, 2019. Of this decrease, $1,134,000 related to the sale of a commercial real estate property in the first quarter of 2020. At June 30, 2020, the Corporation held eight such properties for sale, with total carrying values of $118,000 related to residential real estate, $70,000 of land and $1,405,000 related to commercial real estate. At December 31, 2019, the Corporation held ten such properties for sale, with total carrying values of $292,000 related to residential real estate, $70,000 of land and $2,524,000 related to commercial real estate. The Corporation evaluates the carrying values of foreclosed assets each quarter based on the most recent market activity or appraisals for each property.

Over the period 2015-2019 and the first six months of 2020, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of June 30, 2020. Management continues to closely monitor its commercial loan relationships for possible credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to loans and the allowance for loan losses.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)
	June 30,	June 30,	Years Ended December 31,
	2020	2019	2019	2018	2017	2016	2015
Balance, beginning of year	$9,836	$9,309	$9,309	$8,856	$8,473	$7,889	$7,336
Charge-offs:
Residential mortgage	0	(107)	(190)	(158)	(197)	(73)	(217)
Commercial	(124)	(6)	(6)	(165)	(132)	(597)	(251)
Consumer	(70)	(66)	(183)	(174)	(150)	(87)	(94)
Total charge-offs	(194)	(179)	(379)	(497)	(479)	(757)	(562)
Recoveries:
Residential mortgage	5	6	12	8	19	3	1
Commercial	0	3	6	317	4	35	214
Consumer	27	22	39	41	38	82	55
Total recoveries	32	31	57	366	61	120	270
Net charge-offs	(162)	(148)	(322)	(131)	(418)	(637)	(292)
Provision (credit) for loan losses	1,352	(961)	849	584	801	1,221	845
Balance, end of period	$11,026	$8,200	$9,836	$9,309	$8,856	$8,473	$7,889
Net charge-offs as a % of
average loans	0.01%	0.02%	0.03%	0.02%	0.05%	0.09%	0.04%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	June 30,	As of December 31,
	2020	2019	2018	2017	2016	2015
ASC 310 - Impaired loans	$1,956	$1,051	$1,605	$1,279	$674	$820
ASC 450 - Collective segments:
Commercial	4,066	3,913	3,102	3,078	3,373	3,103
Residential mortgage	4,156	4,006	3,870	3,841	3,890	3,417
Consumer	263	281	233	159	138	122
Unallocated	585	585	499	499	398	427
Total Allowance	$11,026	$9,836	$9,309	$8,856	$8,473	$7,889

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(Dollars In Thousands)	June 30,	As of December 31,
	2020	2019	2018	2017	2016	2015
Impaired loans with a valuation allowance	$12,189	$3,375	$4,851	$4,100	$3,372	$1,933
Impaired loans without a valuation allowance	2,091	2,111	4,923	5,411	7,488	8,041
Total impaired loans	$14,280	$5,486	$9,774	$9,511	$10,860	$9,974
Total loans past due 30-89 days and still accruing	$5,124	$8,889	$7,142	$9,449	$7,735	$7,057
Nonperforming assets:
Total nonaccrual loans	$18,763	$9,218	$13,113	$13,404	$8,736	$11,517
Total loans past due 90 days or more and still accruing	2,812	1,207	2,906	3,724	6,838	3,229
Total nonperforming loans	21,575	10,425	16,019	17,128	15,574	14,746
Foreclosed assets held for sale (real estate)	1,593	2,886	1,703	1,598	2,180	1,260
Total nonperforming assets	$23,168	$13,311	$17,722	$18,726	$17,754	$16,006
Loans subject to troubled debt restructurings (TDRs):
Performing	$265	$889	$655	$636	$5,803	$1,186
Nonperforming	790	1,737	2,884	3,027	2,874	5,178
Total TDRs	$1,055	$2,626	$3,539	$3,663	$8,677	$6,364

Total nonperforming loans as a % of loans	1.74%	0.88%	1.94%	2.10%	2.07%	2.09%
Total nonperforming assets as a % of assets	1.33%	0.80%	1.37%	1.47%	1.43%	1.31%
Allowance for loan losses as a % of total loans	0.89%	0.83%	1.12%	1.09%	1.13%	1.12%
Allowance for loan losses as a % of nonperforming loans	51.11%	94.35%	58.11%	51.70%	54.40%	53.50%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	June	December 31,
	2020	2019	2018	2017	2016	2015
Residential mortgage:
Residential mortgage loans - first liens	$493,214	$510,641	$372,339	$359,987	$334,102	$304,783
Residential mortgage loans - junior liens	25,632	27,503	25,450	25,325	23,706	21,146
Home equity lines of credit	31,826	33,638	34,319	35,758	38,057	39,040
1-4 Family residential construction	15,621	14,798	24,698	26,216	24,908	21,121
Total residential mortgage	566,293	586,580	456,806	447,286	420,773	386,090
Commercial:
Commercial loans secured by real estate	293,304	301,227	162,611	159,266	150,468	154,779
Commercial and industrial	120,202	126,374	91,856	88,276	83,854	75,196
Small Business Administration - Paycheck
Protection Program	97,103	0	0	0	0	0
Political subdivisions	43,134	53,570	53,263	59,287	38,068	40,007
Commercial construction and land	40,348	33,555	11,962	14,527	14,287	5,122
Loans secured by farmland	11,433	12,251	7,146	7,255	7,294	7,019
Multi-family (5 or more) residential	32,699	31,070	7,180	7,713	7,896	9,188
Agricultural loans	3,874	4,319	5,659	6,178	3,998	4,671
Other commercial loans	16,579	16,535	13,950	10,986	11,475	12,152
Total commercial	658,676	578,901	353,627	353,488	317,340	308,134
Consumer	16,444	16,741	17,130	14,939	13,722	10,656
Total	1,241,413	1,182,222	827,563	815,713	751,835	704,880
Less: allowance for loan losses	(11,026)	(9,836)	(9,309)	(8,856)	(8,473)	(7,889)
Loans, net	$1,230,387	$1,172,386	$818,254	$806,857	$743,362	$696,991

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At June 30, 2020, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $49,736,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale debt securities with a carrying value of $15,092,000 at June 30, 2020.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation’s outstanding, available, and total credit facilities at June 30, 2020 and December 31, 2019 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2020	2019	2020	2019	2020	2019
Federal Home Loan Bank of Pittsburgh	$85,504	$136,424	$486,093	$416,122	$571,597	$552,546
Federal Reserve Bank Discount Window	0	0	14,605	14,244	14,605	14,244
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$85,504	$136,424	$545,698	$475,366	$631,202	$611,790

At June 30, 2020, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of short-term borrowings of $12,200,000, long-term borrowings of $72,904,000 and a letter of credit of $400,000. At December 31, 2019, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $64,000,000, short-term borrowings of $20,297,000 and long-term borrowings with a total amount of $52,127,000. Additional information regarding borrowed funds is included in Note 9 to the unaudited consolidated financial statements.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations or use repurchase agreements placed with brokers to borrow funds secured by investment assets. At June 30, 2020, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $164,652,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations, including the impact of additional lending opportunities and other potential cash requirements arising from the Covenant merger.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Details concerning capital ratios at June 30, 2020 and December 31, 2019 are presented below. As a small bank holding company, the Corporation is not subject to consolidated capital requirements at June 30, 2020; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies. Management believes, as of June 30, 2020, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at June 30, 2020 and December 31, 2019 exceed the Corporation’s Board policy threshold levels.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In October 2019, the Federal Reserve Board, FDIC and Office of the Comptroller of the Currency finalized a rule that provides qualifying community banking organizations an option to calculate a simple leverage ratio, rather than multiple measures of capital adequacy. In 2020, C&N Bank has not elected the community bank leverage ratio (“CBLR”) framework. The decision to continue to measure capital adequacy using previously existing risk-based and leverage capital requirements reflects concerns that reliance on the leverage ratio as a single measurement could, in certain circumstances, limit the ability to grow or encourage taking excessive risk. C&N Bank could elect the CBLR framework in the future.

(Dollars in Thousands)							Minimum To Be
					Minimum To Maintain		Well
			Minimum		Capital Conservation		Capitalized Under		Minimum To Meet
			Capital		Buffer at Reporting		Prompt Corrective		the Corporation's
	Actual		Requirement		Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020:
Total capital to risk-weighted assets:
Consolidated	$232,614	21.32%	N/A	N/A	N/A	N/A	N/A	N/A	$114,568	≥10.5%
C&N Bank	187,731	17.20%	87,323	≥8%	114,611	≥10.5%	109,153	≥10%	114,611	≥10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	214,805	19.69%	N/A	N/A	N/A	N/A	N/A	N/A	92,746	≥8.5%
C&N Bank	176,422	16.16%	65,492	≥6%	92,780	≥8.5%	87,323	≥8%	92,780	≥8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	214,805	19.69%	N/A	N/A	N/A	N/A	N/A	N/A	76,379	≥7%
C&N Bank	176,422	16.16%	49,119	≥4.5%	76,407	≥7.0%	70,950	≥6.5%	76,407	≥7%
Tier 1 capital to average assets:
Consolidated	214,805	12.82%	N/A	N/A	N/A	N/A	N/A	N/A	134,034	≥8%
C&N Bank	176,422	10.63%	66,381	≥4%	N/A	N/A	82,976	≥5%	132,762	≥8%

December 31, 2019:
Total capital to risk-weighted assets:
Consolidated	$228,057	20.70%	N/A	N/A	N/A	N/A	N/A	N/A	$115,689	≥10.5%
C&N Bank	205,863	18.75%	87,817	≥8%	115,260	≥10.5%	109,771	≥10%	115,260	≥10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	211,388	19.19%	N/A	N/A	N/A	N/A	N/A	N/A	93,653	≥8.5%
C&N Bank	195,694	17.83%	65,863	≥6%	93,306	≥8.5%	87,817	≥8%	93,306	≥8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	211,388	19.19%	N/A	N/A	N/A	N/A	N/A	N/A	77,126	≥7%
C&N Bank	195,694	17.83%	49,397	≥4.5%	76,840	≥7.0%	71,351	≥6.5%	76,840	≥7%
Tier 1 capital to average assets:
Consolidated	211,388	13.10%	N/A	N/A	N/A	N/A	N/A	N/A	129,126	≥8%
C&N Bank	195,694	12.24%	63,940	≥4%	N/A	N/A	79,925	≥5%	127,879	≥8%

While it is difficult to estimate the future impact of COVID-19, the Corporation’s and C&N Bank’s capital ratios at June 30, 2020 are at levels that demonstrate the capacity to absorb the acquisition of Covenant as well as significant losses if they arise while continuing to meet the requirements to be considered well capitalized.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

To avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At June 30, 2020, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

At June 30, 2020, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 9.20%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income (Loss) within stockholders’ equity. The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains (losses) on available-for-sale debt securities, net of deferred income tax, amounted to $11,472,000 at June 30, 2020 and $3,511,000 at December 31, 2019. Changes in accumulated other comprehensive income (loss) are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale debt securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale debt securities for other-than-temporary impairment at June 30, 2020.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $239,000 at June 30, 2020 and $180,000 at December 31, 2019.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

Comprehensive Income totaled $7,675,000 for the second quarter 2020 as compared to $7,722,000 in the second quarter 2019. For the three months ended June 30, 2020, Comprehensive Income included: (1) Net Income of $5,438,000, which was $1,789,000 higher than in the second quarter 2019; (2) Other Comprehensive Income from available-for-sale debt securities of $2,242,000 as compared to Other Comprehensive Income of $4,079,000 in the second quarter 2019; and (3) Other Comprehensive Loss from defined benefit plans of ($5,000) as compared to ($6,000) for the second quarter 2019.

For the six months ended June 30, 2020, Comprehensive Income totaled $17,624,000 as compared to $16,341,000 in the first six months of 2019. For the six months ended June 30, 2020, Comprehensive Income included: (1) Net Income of $9,604,000, which was $865,000 higher than net income for the first six months of 2019; (2) Other Comprehensive Income from available-for-sale debt securities of $7,961,000 as compared to Other Comprehensive Income of $7,445,000 from net unrealized gains on available-for-sale debt securities in the first six months of 2019; and (3) Other Comprehensive Income from defined benefit plans of $59,000 for the six months ended June 30, 2020 as compared to Other Comprehensive Income of $157,000 for the first six months of 2019.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

The effect of COVID-19 and related events, including those described above and those not yet known or knowable, could have a negative effect on the Corporation’s business prospects, financial condition and results of operations, as a result of quarantines; market volatility; market downturns; changes in consumer behavior; business closures; deterioration in the credit quality of borrowers or the inability of borrowers to satisfy their obligations (and any related forbearances or restructurings that may be implemented); changes in the value of collateral securing outstanding loans; changes in the value of the investment securities portfolio; effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating the Corporation’s financial reporting and internal controls; declines in the demand for loans and other banking services and products; declines in demand resulting from adverse impacts of the disease on businesses deemed to be “non-essential” by governments; branch or office closures and business interruptions; and efforts to integrate the businesses of the Corporation and Covenant (acquired July 1, 2020).

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth a summary of the purchases by the Corporation of its common stock during the second quarter 2020.

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet
			Publicly	be Purchased
	Total Number	Average	Announced	Under
	of Shares	Price Paid	Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
April 1 - 30, 2020	0	$0	0	600,000
May 1 - 31, 2020	0	$0	0	600,000
June 1 - 30, 2020	0	$0	0	600,000

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Note to Table: Effective April 21, 2016, the Corporation’s Board of Directors approved a treasury stock repurchase program. Under this stock repurchase program, the Corporation is authorized to repurchase up to 600,000 shares of the Corporation’s common stock. The Board of Directors’ April 21, 2016 authorization provides that: (1) the treasury stock repurchase program shall be effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. To date, no purchases have been made under this repurchase program.

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Mine Safety Disclosures

Not applicable

Item 5.       Other Information

None

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6.       Exhibits

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession:

2.1	Agreement and Plan of Merger dated September 27, 2018, between the Corporation and Monument Bancorp, Inc.	Incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed September 28, 2018

2.2	Agreement and Plan of Merger dated December 18, 2019, between the Corporation and Covenant Financial, Inc.	Incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed December 18, 2019

3.	(i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed September 21, 2009

3.	(ii) By-laws	Incorporated by reference to Exhibit 3.1(ii) of The Corporation’s Form S-4/A filed April 20, 2020

4.	Instruments defining the rights of Security holders, including Indentures	Not applicable

10.	Material Contracts:

10.1	Employment Agreement dated May 18, 2020 between the Corporation and Janice E. Ward	Filed herewith

10.2	Change in Control Agreement dated June 27, 2020 between the Corporation and Janice E. Ward	Filed herewith

10.3	Indemnification Agreement dated June 27, 2020 between the Corporation and Janice E. Ward	Filed herewith

10.4	Indemnification Agreement dated July 1, 2020 between the Corporation and Stephen Dorwart	Filed herewith

10.5	Indemnification Agreement dated July 1, 2020 between the Corporation and Robert Loughery	Filed herewith

15.	Letter re: unaudited interim information	Not applicable

18.	Letter re: change in accounting principles	Not applicable

22.	Published report regarding matters submitted to vote of security holders	Not applicable

23.	Consents of experts and counsel	Not applicable

24.	Power of attorney	Not applicable

31.	Rule 13a-14(a)/15d-14(a) certifications:

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

32.	Section 1350 certifications	Filed herewith

99.	Additional exhibits	Not applicable

100.	XBRL-related documents	Not applicable

101.	Interactive data file	Filed herewith

104.	Cover page interactive data file	Filed herewith

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

August 6, 2020	By: /s/ J. Bradley Scovill
Date	President and Chief Executive Officer

August 6, 2020	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer