Form 10-Q
period 2020-09-30
CITIZENS & NORTHERN CORP
filed 2020-11-06
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	15,890,353 Shares Outstanding on November 5, 2020

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data) (Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks:
Noninterest-bearing	$30,968	$17,667
Interest-bearing	143,510	17,535
Total cash and due from banks	174,478	35,202
Available-for-sale debt securities, at fair value	340,545	346,723
Marketable equity security	1,003	979
Loans held for sale	1,200	767

Loans receivable	1,691,370	1,182,222
Allowance for loan losses	(10,753)	(9,836)
Loans, net	1,680,617	1,172,386

Bank-owned life insurance	29,942	18,641
Accrued interest receivable	8,296	5,001
Bank premises and equipment, net	21,504	17,170
Foreclosed assets held for sale	2,369	2,886
Deferred tax asset, net	1,335	2,618
Goodwill	52,526	28,388
Core deposit intangibles, net	4,059	1,247
Other assets	34,919	22,137
TOTAL ASSETS	$2,352,793	$1,654,145

LIABILITIES
Deposits:
Noninterest-bearing	$467,544	$285,904
Interest-bearing	1,403,970	966,756
Total deposits	1,871,514	1,252,660
Short-term borrowings	40,870	86,220
Long-term borrowings	102,787	52,127
Subordinated debt	16,572	6,500
Accrued interest and other liabilities	24,734	12,186
TOTAL LIABILITIES	2,056,477	1,409,693

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares;
issued 15,982,815 and outstanding 15,890,353 at September 30, 2020;
issued 13,934,996 and outstanding 13,716,445 at December 31, 2019	15,983	13,935
Paid-in capital	143,286	104,519
Retained earnings	127,224	126,480
Treasury stock, at cost; 92,462 shares at September 30, 2020 and 218,551
shares at December 31, 2019	(1,786)	(4,173)
Accumulated other comprehensive income	11,609	3,691
TOTAL STOCKHOLDERS' EQUITY	296,316	244,452
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,352,793	$1,654,145

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income

(In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans:
Taxable	$19,158	$14,400	$47,745	$38,446
Tax-exempt	450	509	1,348	1,597
Interest on mortgages held for sale	26	5	47	14
Interest on balances with depository institutions	69	159	191	424
Income from available-for-sale debt securities:
Taxable	1,483	1,732	4,451	5,392
Tax-exempt	561	466	1,505	1,591
Dividends on marketable equity security	4	6	14	17
Total interest and dividend income	21,751	17,277	55,301	47,481
INTEREST EXPENSE
Interest on deposits	1,787	2,461	5,726	5,877
Interest on short-term borrowings	73	146	335	453
Interest on long-term borrowings	362	277	970	723
Interest on subordinated debt	247	116	460	231
Total interest expense	2,469	3,000	7,491	7,284
Net interest income	19,282	14,277	47,810	40,197
Provision for loan losses	1,941	1,158	3,293	197
Net interest income after provision for loan losses	17,341	13,119	44,517	40,000
NONINTEREST INCOME
Trust and financial management revenue	1,595	1,479	4,639	4,422
Brokerage revenue	351	333	1,027	1,001
Insurance commissions, fees and premiums	41	71	126	149
Service charges on deposit accounts	1,045	1,436	3,126	3,963
Service charges and fees	83	91	230	259
Interchange revenue from debit card transactions	828	722	2,277	2,064
Net gains from sale of loans	2,052	310	3,931	618
Loan servicing fees, net	(87)	(54)	(259)	9
Increase in cash surrender value of life insurance	159	105	361	296
Other noninterest income	903	470	2,321	1,437
Sub-total	6,970	4,963	17,779	14,218
Realized gains on available-for-sale debt securities, net	25	13	25	20
Total noninterest income	6,995	4,976	17,804	14,238
NONINTEREST EXPENSE
Salaries and wages	6,833	5,480	17,537	15,249
Pensions and other employee benefits	1,870	1,449	5,527	4,292
Occupancy expense, net	806	654	2,215	1,976
Furniture and equipment expense	383	333	1,052	967
Data processing expenses	1,251	802	3,309	2,567
Automated teller machine and interchange expense	340	297	912	763
Pennsylvania shares tax	422	341	1,267	1,035
Professional fees	422	242	1,265	795
Telecommunications	231	197	650	537
Directors' fees	175	162	523	486
Merger-related expenses	6,402	206	7,526	3,818
Other noninterest expense	1,915	1,529	5,577	4,937
Total noninterest expense	21,050	11,692	47,360	37,422
Income before income tax provision	3,286	6,403	14,961	16,816
Income tax provision	438	1,096	2,509	2,770
NET INCOME	$2,848	$5,307	$12,452	$14,046
EARNINGS PER COMMON SHARE - BASIC	$0.18	$0.39	$0.86	$1.06
EARNINGS PER COMMON SHARE - DILUTED	$0.18	$0.39	$0.86	$1.06

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income

(In Thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Net income	$2,848	$5,307	$12,452	$14,046

Unrealized gains on available-for-sale debt securities:
Unrealized holding (losses) gains on available-for-sale debt securities	(95)	1,323	9,980	10,754
Reclassification adjustment for gains realized in income	(25)	(13)	(25)	(20)
Other comprehensive (loss) income on available-for-sale debt securities	(120)	1,310	9,955	10,734

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	0	0	88	214
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(8)	(8)	(22)	(23)
Other comprehensive (loss) income on unfunded retirement obligations	(8)	(8)	66	191

Other comprehensive (loss) income before income tax	(128)	1,302	10,021	10,925
Income tax related to other comprehensive loss (income)	26	(274)	(2,103)	(2,295)

Net other comprehensive (loss) income	(102)	1,028	7,918	8,630

Comprehensive income	$2,746	$6,335	$20,370	$22,676

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,452	$14,046
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,293	197
Realized gains on available-for-sale debt securities, net	(25)	(20)
Accretion and amortization on securities, net	1,020	880
Increase in cash surrender value of life insurance	(361)	(296)
Depreciation and amortization of bank premises and equipment	1,429	1,315
Other accretion and amortization, net	(1,547)	(265)
Stock-based compensation	672	646
Deferred income taxes	649	187
Decrease in fair value of servicing rights	617	312
Gains on sales of loans, net	(3,931)	(618)
Origination of loans held for sale	(123,547)	(20,663)
Proceeds from sales of loans held for sale	126,268	19,325
(Decrease) increase in accrued interest receivable and other assets	(1,194)	895
(Decrease) increase in accrued interest payable and other liabilities	(856)	236
Other	(339)	99
Net Cash Provided by Operating Activities	14,600	16,276
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents provided by (used in) business combination	75,955	(1,778)
Proceeds from maturities of certificates of deposit	250	100
Purchase of certificates of deposit	(2,500)	0
Proceeds from sales of available-for-sale debt securities	20,535	95,640
Proceeds from calls and maturities of available-for-sale debt securities	71,009	61,241
Purchase of available-for-sale debt securities	(65,853)	(48,776)
Redemption of Federal Home Loan Bank of Pittsburgh stock	5,712	8,275
Purchase of Federal Home Loan Bank of Pittsburgh stock	(4,571)	(4,911)
Net increase in loans	(45,564)	(53,859)
Proceeds from bank owned life insurance	0	796
Purchase of premises and equipment	(2,550)	(1,300)
Proceeds from sale of foreclosed assets	1,347	1,740
Other	178	120
Net Cash Provided by Investing Activities	53,948	57,288
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	137,543	37,532
Net decrease in short-term borrowings	(79,213)	(103,246)
Proceeds from long-term borrowings	25,891	48,500
Repayments of long-term borrowings and subordinated debt	(5,136)	(31,590)
Sale of treasury stock	124	198
Purchase of vested restricted stock	(163)	(189)
Common dividends paid	(10,568)	(10,713)
Net Cash Provided by (Used in) Financing Activities	68,478	(59,508)
INCREASE IN CASH AND CASH EQUIVALENTS	137,026	14,056
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,122	32,827
CASH AND CASH EQUIVALENTS, END OF PERIOD	$168,148	$46,883
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Right-of-use assets recognized at adoption of ASU 2016-02	$0	$1,132
Leased assets obtained in exchange for new operating lease liabilities	$167	$745
Accrued purchase of available-for-sale debt securities	$287	$3,857
Accrued sale of available-for-sale securities	$488	$0
Accrued income from life insurance claim	$279	$0
Assets acquired through foreclosure of real estate loans	$0	$1,863
Interest paid	$7,635	$6,721
Income taxes paid	$2,975	$1,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data) (Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Three Months Ended September 30, 2020	Shares	Shares	Stock	Capital	Earnings	Income	Stock	Total
Balance, June 30, 2020	13,934,996	127,839	$13,935	$103,954	$128,661	$11,711	$(2,470)	$255,791
Net income					2,848			2,848
Other comprehensive loss, net						(102)		(102)
Cash dividends declared on common stock, $.27 per share					(4,285)			(4,285)
Shares issued for dividend reinvestment plan		(21,949)		(36)			423	387
Restricted stock granted		(15,076)		(291)			291	0
Forfeiture of restricted stock		1,648		30			(30)	0
Stock-based compensation expense				248				248
Shares issued for acquisition of Covenant Financial, Inc., net of equity issuance costs	2,047,819		2,048	39,381				41,429
Balance, September 30, 2020	15,982,815	92,462	$15,983	$143,286	$127,224	$11,609	$(1,786)	$296,316

Three Months Ended September 30, 2019
Balance, June 30, 2019	13,934,996	246,997	$13,935	$103,953	$123,112	$3,432	$(4,716)	$239,716
Net income					5,307			5,307
Other comprehensive income, net						1,028		1,028
Cash dividends declared on common stock, $.27 per share					(3,696)			(3,696)
Shares issued for dividend reinvestment plan		(15,023)		82			287	369
Stock-based compensation expense				215				215
Balance, September 30, 2019	13,934,996	231,974	$13,935	$104,250	$124,723	$4,460	$(4,429)	$242,939

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data) (Unaudited)

(Continued)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Nine Months Ended September 30, 2020
Balance, December 31, 2019	13,934,996	218,551	$13,935	$104,519	$126,480	$3,691	$(4,173)	$244,452
Net income					12,452			12,452
Other comprehensive income, net						7,918		7,918
Cash dividends declared on common stock, $.81 per share					(11,708)			(11,708)
Shares issued for dividend reinvestment plan		(56,649)		46			1,094	1,140
Shares issued from treasury and redeemed related to exercise of stock options		(9,652)		(62)			186	124
Restricted stock granted		(70,940)		(1,370)			1,370	0
Forfeiture of restricted stock		5,290		100			(100)	0
Stock-based compensation expense				672				672
Purchase of restricted stock for tax withholding		5,862					(163)	(163)
Shares issued for acquisition of Covenant Financial, Inc., net of equity issuance costs	2,047,819		2,048	39,381				41,429
Balance, September 30, 2020	15,982,815	92,462	$15,983	$143,286	$127,224	$11,609	$(1,786)	$296,316

Nine Months Ended September 30, 2019
Balance, December 31, 2018	12,655,171	335,841	$12,655	$72,602	$122,643	$(4,170)	$(6,362)	$197,368
Net income					14,046			14,046
Other comprehensive income, net						8,630		8,630
Cash dividends declared on common stock, $.91 per share					(11,966)			(11,966)
Shares issued for dividend reinvestment plan		(48,195)		333			920	1,253
Shares issued from treasury and redeemed related to exercise of stock options		(18,071)		(146)			344	198
Restricted stock granted		(48,137)		(918)			918	0
Forfeiture of restricted stock		3,144		60			(60)	0
Stock-based compensation expense				646				646
Purchase of restricted stock for tax withholding		7,392					(189)	(189)
Shares issued for acquisition of Monument Bancorp, Inc., net of equity issuance costs	1,279,825		1,280	31,673				32,953
Balance, September 30, 2019	13,934,996	231,974	$13,935	$104,250	$124,723	$4,460	$(4,429)	$242,939

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

Operating results reported for the nine-month period ended September 30, 2020 might not be indicative of the results for the year ending December 31, 2020. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements - Adopted

ASU 2018-13, Fair Value Measurement (Topic 820) modifies disclosure requirements on fair value measurements. This ASU removes requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. ASU 2018-13 clarifies that disclosure regarding measurement uncertainty is intended to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 adds certain disclosure requirements, including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU became effective for the Corporation beginning in the first quarter 2020. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively, while all other amendments should be applied retrospectively for all periods presented. Note 13 provides disclosure regarding fair value measurements of the Corporation’s financial instruments. Adoption of this ASU did not have a material impact on the Corporation’s consolidated financial position or results of operations.

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

2. BUSINESS COMBINATIONS

Acquisition of Covenant Financial, Inc.

On July 1, 2020, the Corporation completed its acquisition of Covenant Financial, Inc. (“Covenant”). Covenant was the holding company for Covenant Bank, which operated banking offices in Bucks and Chester Counties of Pennsylvania. Management believes the acquisition provides an opportunity to expand the Corporation’s presence in a higher growth market and further leverage the Corporation’s capital to enhance long-term shareholder value.

The unaudited consolidated financial statements include the formerly separate Covenant operations from July 1, 2020 through September 30, 2020. Since the activities of the former Covenant operations have been combined with those of the Corporation, separate disclosure of Covenant-related financial information included in the unaudited consolidated financial statements is not practicable.

Total purchase consideration was $63,266,000, including cash paid to former Covenant shareholders totaling $21,654,000 and 2,047,819 shares of Corporation common stock issued with a value of $41,612,000. In the table below, the cash portion of merger consideration includes $183,000 of costs directly related to issuance of stock, and the equity portion of merger consideration has been reduced by these costs.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The merger was accounted for using the acquisition method of accounting and, accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

The preliminary fair value of assets acquired, excluding goodwill, totaled $608,631,000, while the preliminary fair value of liabilities assumed totaled $569,503,000. Goodwill represents consideration transferred in excess of the fair value of the net assets acquired. At July 1, 2020, the Corporation recognized preliminary goodwill of $24,138,000 associated with the acquisition. The goodwill resulting from the acquisition represents the value expected from the further expansion of the Corporation’s market penetration into Southeastern Pennsylvania, adding to the base established in the acquisition of Monument Bancorp, Inc. in 2019. Goodwill acquired in the Covenant merger is not deductible for tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes.

The following table summarizes the consideration paid for Covenant and the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(In Thousands)
Fair value of consideration transferred:
Cash	$21,837
Common stock issued	41,429
Total consideration transferred	$63,266

Estimated fair value of assets acquired and (liabilities) assumed:
Cash and cash equivalents	$97,792
Available-for-sale debt securities	10,754
Loans receivable	464,792
Bank-owned life insurance	11,170
Accrued interest receivable	1,922
Bank premises and equipment	3,250
Foreclosed assets held for sale	860
Deferred tax asset, net	1,469
Core deposit intangible	3,144
Goodwill	24,138
Other assets	13,478
Deposits	(481,796)
Short-term borrowings	(33,950)
Long-term borrowings	(30,025)
Subordinated debt	(10,091)
Accrued interest and other liabilities	(13,641)
Estimated excess fair value of assets acquired over liabilities assumed	$63,266

In the consolidated statements of cash flows, noncash investing and financing activities include the issuance of common stock as part of the merger consideration as well as the following categories of assets acquired and liabilities assumed from Covenant as reflected in the table above: available-for-sale debt securities, loans receivable, bank-owned life insurance, bank premises and equipment, foreclosed assets held for sale, core deposit intangible, goodwill, other assets (including Federal Home Loan Bank of Pittsburgh stock of $2,939,000), deposits, short-term borrowings, long-term borrowings, subordinated debt and accrued interest and other liabilities.

Acquisition date fair values for available-for-sale securities were determined using Level 1 inputs consistent with the methods discussed further in Note 13.

The determination of estimated fair values of the acquired loans required the Corporation to make certain estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. Based on such factors as past due status, nonaccrual status, bankruptcy status, and credit risk ratings, the acquired loans were evaluated, and twenty-four loans displayed evidence of credit quality deterioration. These loans are accounted for under ASC 310-30 (purchased credit impaired, or “PCI”). The majority of the purchased loans did not

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

display evidence of impairment, and thus are accounted for under ASC 310-20. Expected cash flows, both principal and interest, were estimated based on key assumptions covering such factors as prepayments, default rates and severity of loss given default. These assumptions were developed using both Covenant’s historical experience and the portfolio characteristics as of the acquisition date as well as available market research. The fair value estimates for acquired loans were based on the amount and timing of expected principal, interest and other cash flows, including expected prepayments, discounted at prevailing market interest rates applicable to the types of acquired loans, which the Corporation considers Level 3 fair value measurements.

Loans acquired from Covenant were measured at fair value at the acquisition date with no carryover of an allowance for loan losses. The following table presents performing and PCI loans acquired, by loan segment and class, at July 1, 2020:

(In Thousands)	Performing	PCI	Total
Residential mortgage:
Residential mortgage loans - first liens	$65,883	$0	$65,883
Residential mortgage loans - junior liens	4,141	75	4,216
Home equity lines of credit	8,368	0	8,368
1-4 Family residential construction	11,437	0	11,437
Total residential mortgage	89,829	75	89,904
Commercial:
Commercial loans secured by real estate	240,482	4,152	244,634
Commercial and industrial	39,068	806	39,874
Small Business Adminstration - Paycheck Protection Program	63,740	0	63,740
Loans secured by farmland	73	0	73
Multi-family (5 or more) residential	23,065	2,171	25,236
Other commercial loans	952	0	952
Total commercial	367,380	7,129	374,509
Consumer	379	0	379
Total	$457,588	$7,204	464,792

The following table presents the preliminary fair value adjustments made to the amortized cost basis of loans acquired on July 1, 2020:

(In Thousands)
Gross amortized cost at acquisition	$472,012
Fair value adjustments:
Market rates	2,909
Credit adjustment on non-impaired loans	(7,219)
Credit adjustment on impaired loans	(2,910)
Fair value at acquisition	$464,792

The market rate adjustment represents the movement in interest rates, irrespective of credit adjustments, compared to the contractual rates of the acquired loans. The credit adjustment made on non-PCI loans represents changes in credit quality of the underlying borrowers from loan inception to the acquisition date.

The credit adjustment on PCI loans is derived in accordance with ASC 310-30 and represents the portion of the loan balances that have been deemed uncollectible for each loan. The PCI loans are secured by real estate or other collateral, and the fair value of each loan was determined based on the estimated proceeds to be derived from selling the collateral, net of selling costs. The PCI loans were placed into nonaccrual status upon acquisition (and remained in nonaccrual status at September 30, 2020) as the Corporation cannot reasonably estimate cash flows expected to be collected in order to compute yield on the loans.

The Corporation recognized a core deposit intangible of $3,144,000. The core deposit intangible represents the estimated value of lower-cost funding provided by the nonmaturity deposits assumed in comparison with the Corporation’s estimated cost of borrowing funds in the market. The valuation assumptions to determine the core deposit intangible

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

were comprised of level 2 and level 3 inputs. The core deposit intangible will be amortized over a weighted-average life of 5.4 years.

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

Short-term and long-term borrowings assumed consisted of advances from the Federal Home Loan Bank of Pittsburgh. The fair value of borrowings was determined using Level 2 measurements by discounting the contractual cash flows of the borrowings using Federal Home Loan Bank interest rates available July 1, 2020 for advances to the same maturities as those of the deposits assumed.

Subordinated debt assumed included two issues: (1) agreements with par values totaling $8,000,000, maturing in June 2021, redeemable at par beginning in June 2021 and bearing interest at 6.25%; and (2) an agreement with a par value of $2,000,000, maturing in July 2027, redeemable at par beginning in July 2022 and bearing interest at 6.50%. The fair value of subordinated debt was determined using Level 2 measurements by comparing the interest rates on the debt to the rates on similar recent issues of comparable size by other similar-sized banking companies.

The Corporation incurred merger-related expenses associated with the Covenant transaction of $6,402,000 in the third quarter 2020. For the nine months ended September 30, 2020, merger-related expenses totaled $7,526,000. Merger-related expenses include severance and similar expenses, costs associated with termination of data processing contracts and conversion of Covenant’s customer accounting data into the Corporation’s core system, legal and other professional fees and various other costs.

The following table presents pro forma information as if the merger between the Corporation and Covenant had been completed on January 1, 2019. The pro forma information does not necessarily reflect the results of operations that would have occurred had the merger taken place at the beginning of 2019. The supplemental pro forma information excludes merger-related expenses totaling $6,402,000 in the third quarter 2020, or $5,095,000 net of tax. Similarly, the pro forma information excludes merger-related expenses totaling $8,879,000 in the nine months ended September 30, 2020 (including $1,353,000 incurred by Covenant), or $7,101,000 net of tax (including $1,111,000 incurred by Covenant). The pro forma also excludes a tax benefit of $600,000 that Covenant realized from stock-based compensation vested upon completion of the merger. The pro forma information does not include the impact of possible business model changes nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies or other factors.

(In Thousands Except Per Share Data)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Interest income	$21,632	$23,142	$66,564	$64,800
Interest expense	3,091	4,367	10,727	10,747
Net interest income	18,541	18,775	55,837	54,053
Provision for loan losses	1,941	1,208	3,393	1,047
Net interest after provision for loan losses	16,600	17,567	52,444	53,006
Noninterest income	6,970	5,523	18,092	15,546
Net gains on securities	25	13	25	20
Other noninterest expenses	14,572	14,530	45,604	46,198
Income before income tax provision	9,023	8,573	24,957	22,374
Income tax provision	1,605	1,511	4,610	3,886
Net income	$7,418	$7,062	$20,347	$18,488
Earnings per common share - basic	$0.47	$0.45	$1.28	$1.21
Earnings per common share - diluted	$0.47	$0.45	$1.28	$1.21

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

Merger-related expenses, including legal and professional expenses and conversion of Monument’s customer accounting data into the Corporation’s core system, were $206,000 in the third quarter 2019 and $3,818,000 in the nine-month period ended September 30, 2019.

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

(In Thousands, Except Share and Per Share Data)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Basic
Net income	$2,848	$5,307	$12,452	$14,046
Less: Dividends and undistributed earnings allocated to participating securities	(18)	(26)	(74)	(72)
Net income attributable to common shares	$2,830	$5,281	$12,378	$13,974
Basic weighted-average common shares outstanding	15,778,391	13,627,676	14,388,797	13,182,960
Basic earnings per common share (a)	$0.18	$0.39	$0.86	$1.06
Diluted
Net income attributable to common shares	$2,830	$5,281	$12,378	$13,974
Basic weighted-average common shares outstanding	15,778,391	13,627,676	14,388,797	13,182,960
Dilutive effect of potential common stock arising from stock options	1,330	19,142	4,632	23,284
Diluted weighted-average common shares outstanding	15,779,721	13,646,818	14,393,429	13,206,244
Diluted earnings per common share (a)	$0.18	$0.39	$0.86	$1.06
Weighted-average nonvested restricted shares outstanding	102,629	68,814	85,611	68,284
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the consolidated statements of income, less earnings allocated to non-vested restricted shares with nonforfeitable dividends (participating securities).

Anti-dilutive stock options are excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 39,012 shares in the three-month period ended September 30, 2020 and 19,506 shares in the nine-month period ended September 30, 2020. There were no anti-dilutive instruments in the three-month and nine-month periods ended September 30, 2019.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

4. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2020
Unrealized gains on available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$9,980	$(2,095)	$7,885
Reclassification adjustment for (gains) realized in income	(25)	5	(20)
Other comprehensive income on available-for-sale debt securities	9,955	(2,090)	7,865
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	88	(18)	70
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(22)	5	(17)
Other comprehensive income on unfunded retirement obligations	66	(13)	53
Total other comprehensive income	$10,021	$(2,103)	$7,918

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2019
Unrealized gains on available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$10,754	$(2,258)	$8,496
Reclassification adjustment for (gains) realized in income	(20)	4	(16)
Other comprehensive income on available-for-sale debt securities	10,734	(2,254)	8,480
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	214	(45)	169
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(23)	4	(19)
Other comprehensive income on unfunded retirement obligations	191	(41)	150
Total other comprehensive income	$10,925	$(2,295)	$8,630

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended September 30, 2020
Unrealized gains on available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(95)	$19	$(76)
Reclassification adjustment for (gains) realized in income	(25)	5	(20)
Other comprehensive loss on available-for-sale debt securities	(120)	24	(96)
Unfunded pension and postretirement obligations,
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(8)	2	(6)
Total other comprehensive loss	$(128)	$26	$(102)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended September 30, 2019
Unrealized gains on available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$1,323	$(278)	$1,045
Reclassification adjustment for (gains) realized in income	(13)	3	(10)
Other comprehensive income on available-for-sale debt securities	1,310	(275)	1,035
Unfunded pension and postretirement obligations,
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(8)	1	(7)
Total other comprehensive income	$1,302	$(274)	$1,028

The amounts shown in the table immediately above are included in the following line items in the consolidated statements of income:

Affected Line Item in the
Description	Consolidated Statements of Income
Amortization of prior service cost and	Other noninterest expense
net actuarial loss included in net
periodic benefit cost (before-tax)
Reclassification adjustment for (gains)	Realized gains on available-for-sale
realized in income (before-tax)	debt securities, net
Income tax effect	Income tax provision

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

(In Thousands)			Accumulated
	Unrealized	Unfunded	Other
	Gains	Retirement	Comprehensive
	on Securities	Obligations	Income (Loss)
Nine Months Ended September 30, 2020
Balance, beginning of period	$3,511	$180	$3,691
Other comprehensive income during nine months ended September 30, 2020	7,865	53	7,918
Balance, end of period	$11,376	$233	$11,609

Nine Months Ended September 30, 2019
Balance, beginning of period	$(4,307)	$137	$(4,170)
Other comprehensive income during nine months ended September 30, 2019	8,480	150	8,630
Balance, end of period	$4,173	$287	$4,460

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Unrealized		Accumulated
	Gains	Unfunded	Other
	(Losses)	Retirement	Comprehensive
	on Securities	Obligations	Income
Three Months Ended September 30, 2020
Balance, beginning of period	$11,472	$239	$11,711
Other comprehensive loss during three months ended September 30, 2020	(96)	(6)	(102)
Balance, end of period	$11,376	$233	$11,609

Three Months Ended September 30, 2019
Balance, beginning of period	$3,138	$294	$3,432
Other comprehensive income during three months ended September 30, 2019	1,035	(7)	1,028
Balance, end of period	$4,173	$287	$4,460

5. CASH AND DUE FROM BANKS

Cash and due from banks at September 30, 2020 and December 31, 2019 include the following:

(In Thousands)	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$168,148	$31,122
Certificates of deposit	6,330	4,080
Total cash and due from banks	$174,478	$35,202

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

Historically, C&N Bank has been required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. In March 2020, the Federal Reserve Board reduced reserve requirements for U.S. banks to 0%. Accordingly, C&N Bank had no required reserves at September 30, 2020. Required reserves were $20,148,000 at December 31, 2019.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

6. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at September 30, 2020 and December 31, 2019 are summarized as follows:

(In Thousands)	September 30, 2020
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$12,228	$0	$(2)	$12,226
Obligations of U.S. Government agencies	15,348	1,007	0	16,355
Obligations of states and political subdivisions:
Tax-exempt	104,821	5,057	(210)	109,668
Taxable	42,079	2,161	(45)	44,195
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	44,697	1,514	0	46,211
Residential collateralized mortgage obligations	67,635	1,726	(24)	69,337
Commercial mortgage-backed securities	39,337	3,216	0	42,553
Total available-for-sale debt securities	$326,145	$14,681	$(281)	$340,545

(In Thousands)	December 31, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$16,380	$620	$0	$17,000
Obligations of states and political subdivisions:
Tax-exempt	68,787	2,011	(38)	70,760
Taxable	35,446	927	(70)	36,303
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	58,875	472	(137)	59,210
Residential collateralized mortgage obligations	115,025	308	(610)	114,723
Commercial mortgage-backed securities	47,765	1,069	(107)	48,727
Total available-for-sale debt securities	$342,278	$5,407	$(962)	$346,723

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

September 30, 2020	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$12,226	$(2)	$0	$0	$12,226	$(2)
Obligations of states and political subdivisions:
Tax-exempt	17,061	(210)	0	0	17,061	(210)
Taxable	4,856	(45)	0	0	4,856	(45)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies,
Residential collateralized mortgage obligations	4,165	(24)	0	0	4,165	(24)
Total temporary impaired available for sale debt securities	$38,308	$(281)	$0	$0	$38,308	$(281)

December 31, 2019	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions:
Tax-exempt	$6,429	$(38)	$0	$0	$6,429	$(38)
Taxable	5,624	(68)	161	(2)	5,785	(70)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	9,771	(35)	14,787	(102)	24,558	(137)
Residential collateralized mortgage obligations	31,409	(195)	30,535	(415)	61,944	(610)
Commercial mortgage-backed securities	0	0	8,507	(107)	8,507	(107)
Total temporarily impaired available-for-sale debt securities	$53,233	$(336)	$53,990	$(626)	$107,223	$(962)

Gross realized gains and losses from available-for-sale debt securities were as follows:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Gross realized gains from sales	$26	$14	$78	$21
Gross realized losses from sales	(1)	(1)	(53)	(1)
Net realized gains	$25	$13	$25	$20

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of September 30, 2020. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	September 30, 2020
	Amortized	Fair
	Cost	Value
Due in one year or less	$14,411	$14,469
Due from one year through five years	45,804	47,460
Due from five years through ten years	37,479	40,088
Due after ten years	76,782	80,427
Sub-total	174,476	182,444
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	44,697	46,211
Residential collateralized mortgage obligations	67,635	69,337
Commercial mortgage-backed securities	39,337	42,553
Total	$326,145	$340,545

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

Investment securities carried at $255,312,000 at September 30, 2020 and $215,270,000 at December 31, 2019 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 9 for information concerning securities pledged to secure borrowing arrangements.

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

A summary of information management considered in evaluating debt and equity securities for other-than-temporary impairment (“OTTI”) at September 30, 2020 is provided below.

Debt Securities

At September 30, 2020 and December 31, 2019, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities at September 30, 2020 and December 31, 2019 to be temporary.

Equity Securities

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

balance sheets, was $11,929,000 at September 30, 2020 and $10,131,000 at December 31, 2019. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at September 30, 2020 and December 31, 2019. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

The Corporation’s marketable equity security, with a carrying value of $1,003,000 at September 30, 2020 and $979,000 at December 31, 2019, consisted exclusively of one mutual fund. There was an unrealized gain on the mutual fund of $3,000 at September 30, 2020 and an unrealized loss of $21,000 at December 31, 2019. Changes in the unrealized gains or losses on this security are included in other noninterest income in the consolidated statements of income.

7. LOANS

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans. Loans outstanding at September 30, 2020 and December 31, 2019 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type

(In Thousands)

	September 30,	December 31,
	2020	2019
Residential mortgage:
Residential mortgage loans - first liens	$541,827	$510,641
Residential mortgage loans - junior liens	27,907	27,503
Home equity lines of credit	40,143	33,638
1-4 Family residential construction	29,146	14,798
Total residential mortgage	639,023	586,580
Commercial:
Commercial loans secured by real estate	530,874	301,227
Commercial and industrial	156,169	126,374
Small Business Administration - Paycheck Protection Program	163,050	0
Political subdivisions	47,883	53,570
Commercial construction and land	41,906	33,555
Loans secured by farmland	11,913	12,251
Multi-family (5 or more) residential	62,330	31,070
Agricultural loans	3,561	4,319
Other commercial loans	17,385	16,535
Total commercial	1,035,071	578,901
Consumer	17,276	16,741
Total	1,691,370	1,182,222
Less: allowance for loan losses	(10,753)	(9,836)
Loans, net	$1,680,617	$1,172,386

In the table above, outstanding loan balances are presented net of deferred loan origination fees, net, of $7,620,000 at September 30, 2020 and $2,482,000 at December 31, 2019.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either September 30, 2020 or December 31, 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act is a $2 trillion stimulus package designed to provide relief to U.S. businesses and consumers struggling as a result of the pandemic. A provision in the CARES Act includes creation of the Paycheck Protection Program (“PPP”) through the Small Business Administration (“SBA”) and Treasury Department. Under the PPP, the Corporation, as an SBA-certified lender, provides SBA-guaranteed loans to small businesses to pay their employees, rent, mortgage interest, and utilities. PPP loans will be forgiven subject to clients’ providing documentation evidencing their compliant use of funds and otherwise complying with the terms of the program.

The maximum term of PPP loans is five years, though most of the Corporation’s PPP loans have two-year terms, and the Corporation will be repaid sooner to the extent the loans are forgiven. The interest rate on PPP loans is 1%, and the Corporation has received fees from the SBA ranging between 1% and 5% per loan, depending on the size of the loan. Fees on PPP loans, net of origination costs and a market rate adjustment on PPP loans acquired from Covenant, are recognized in interest income as a yield adjustment over the term of the loans.

The Corporation began accepting and processing applications for loans under the PPP on April 3, 2020. Covenant also engaged in PPP lending starting in early April 2020. As of September 30, 2020, the recorded investment in PPP loans was $163,050,000, including contractual principal balances of $166,690,000, increased by a market rate adjustment on PPP loans acquired from Covenant of $762,000 and reduced by net deferred origination fees of $4,402,000. Net deferred origination fees and the market rate adjustment on PPP loans are recognized in interest income as yield adjustments (net accretion over the term of the loans). Accretion of fees received on PPP loans, net of amortization of the market rate adjustment on PPP loans acquired from Covenant, was $467,000 in the three-month period ended September 30, 2020 and $804,000 in the nine-month period ended September 30, 2020.

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

To work with clients impacted by COVID-19, the Corporation is offering short-term loan modifications on a case-by-case basis to borrowers who were current in their payments at the inception of the loan modification program. Prior to

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

the merger, Covenant had a similar program in place, and these modified loans have been incorporated into the Corporation’s program. These efforts have been designed to assist borrowers as they deal with the current crisis and help the Corporation mitigate credit risk. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term. Consistent with Section 4013 of the CARES Act, the modified loans have not been reported as past due, nonaccrual or as TDRs at September 30, 2020. Most of the modifications under the program became effective in March and the second quarter 2020 and provided a deferral of interest or principal and interest for 90-to-180 days. Accordingly, many of the loans for which deferrals were granted returned to full payment status prior to September 30, 2020. The quantity and balances of modifications outstanding under the program at September 30, 2020 are as follows:

	Deferrals Remaining
	As of September 30, 2020
(Dollars in Thousands)	Number
	of	Recorded
	Loans	Investment
COVID-19-related loan modifications:
Residential mortgage	16	$1,727
Commercial	28	39,912
Total	44	$41,639

The ultimate effect of COVID-19 on the local or broader economy is not known. In the first nine months of 2020, the Corporation increased the allowance for loan losses $725,000, including $79,000 in the third quarter, based on an increase in qualitative factors related to potential deterioration in economic conditions. Further, in June and September 2020, the Corporation’s credit administration and commercial lending staffs performed a review of commercial credits with “Pass” ratings in an effort to reduce the risk of failing to identify loans that should be evaluated for risk rating downgrade or a specific allowance. Updated risk ratings and specific allowances based on that review have been included in the September 30, 2020 information presented below. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its economic impact, the total impact on the Corporation’s loan portfolio is not determinable.

As described in Note 2, effective July 1, 2020, the Corporation acquired loans pursuant to its acquisition of Covenant, and effective April 1, 2019, the Corporation acquired loans pursuant to the acquisition of Monument. The acquired loans were recorded at their initial fair value, with adjustments made to the gross amortized cost of loans based on movements in interest rates (market rate adjustment) and based on credit fair value adjustments on non-impaired loans and impaired loans. In the last three quarters of 2019 and first nine months of 2020, the Corporation recognized amortization and accretion of a portion of the market rate adjustments and credit adjustments on non-impaired (performing) loans, and a partial recovery of purchased credit impaired (PCI) loans. For the three-month and nine-month periods ended September 30, 2020 and 2019, adjustments to the initial market rate and credit fair value adjustments of performing loans were recognized as follows:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Market Rate Adjustment
Adjustments to gross amortized cost of loans at beginning of period	$(1,103)	$(1,658)	$(1,415)	$0
Market rate adjustment recorded in acquisition	2,909	0	2,909	(1,807)
(Amortization) accretion recognized in interest income	(452)	110	(140)	259
Adjustments to gross amortized cost of loans at end of period	$1,354	$(1,548)	$1,354	$(1,548)
Credit Adjustment on Non-impaired Loans
Adjustments to gross amortized cost of loans at beginning of period	$(878)	$(1,653)	$(1,216)	$0
Credit adjustment recorded in acquisition	(7,219)	0	(7,219)	(1,914)
Accretion recognized in interest income	970	260	1,308	521
Adjustments to gross amortized cost of loans at end of period	$(7,127)	$(1,393)	$(7,127)	$(1,393)

The following table presents the components of the purchase accounting adjustments related to the PCI loans acquired from Covenant as of July 1, 2020:

(In Thousands)	July 1, 2020
Contractually required principal at acquisition	$10,114
Non-accretable discount	(2,910)
Expected cash flows	$7,204

A summary of PCI loans held at September 30, 2020 and December 31, 2019 is as follows:

(In Thousands)	September 30,	December 31,
	2020	2019
Outstanding balance	$10,453	$759
Carrying amount	7,447	441

In the first nine months of 2020, the Corporation recorded interest income of $120,000, including $7,000 in the third quarter 2020, from the excess of proceeds received on the pay-off of PCI loans acquired from Monument in 2019 over their carrying amounts.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of September 30, 2020, and December 31, 2019, management determined that no allowance for credit losses related to unfunded loan commitments was required.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month and nine-month periods ended September 30, 2020 and 2019 were as follows:

Three Months Ended September 30, 2020	June 30, 2020				September 30, 2020
(In Thousands)	Balance	Charge-offs	Recoveries	Provision (Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,531	$0	$26	$(92)	$3,465
Residential mortgage loans - junior liens	365	0	0	(7)	358
Home equity lines of credit	287	0	1	1	289
1-4 Family residential construction	137	0	0	32	169
Total residential mortgage	4,320	0	27	(66)	4,281
Commercial:
Commercial loans secured by real estate	2,426	0	0	(40)	2,386
Commercial and industrial	2,496	(2,219)	0	1,974	2,251
Commercial construction and land	420	0	0	20	440
Loans secured by farmland	146	0	0	(25)	121
Multi-family (5 or more) residential	163	0	0	64	227
Agricultural loans	40	0	0	(3)	37
Other commercial loans	167	0	0	0	167
Total commercial	5,858	(2,219)	0	1,990	5,629
Consumer	263	(30)	8	17	258
Unallocated	585	0	0	0	585
Total Allowance for Loan Losses	$11,026	$(2,249)	$35	$1,941	$10,753

Three Months Ended September 30, 2019	June 30, 2020				September 30, 2020
(In Thousands)	Balance	Charge-offs	Recoveries	Provision (Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,130	$(50)	$1	$83	$3,164
Residential mortgage loans - junior liens	333	0	1	16	350
Home equity lines of credit	280	0	1	1	282
1-4 Family residential construction	220	0	0	38	258
Total residential mortgage	3,963	(50)	3	138	4,054
Commercial:
Commercial loans secured by real estate	1,577	0	0	928	2,505
Commercial and industrial	1,246	0	3	7	1,256
Commercial construction and land	152	0	0	6	158
Loans secured by farmland	102	0	0	(1)	101
Multi-family (5 or more) residential	150	0	0	5	155
Agricultural loans	42	0	0	7	49
Other commercial loans	119	0	0	1	120
Total commercial	3,388	0	3	953	4,344
Consumer	264	(66)	9	67	274
Unallocated	585	0	0	0	585
Total Allowance for Loan Losses	$8,200	$(116)	$15	$1,158	$9,257

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	December 31,				September 30,
Nine Months Ended September 30, 2020	2019			Provision	2020
(In Thousands)	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,405	$0	$28	$32	$3,465
Residential mortgage loans - junior liens	384	0	1	(27)	358
Home equity lines of credit	276	0	3	10	289
1-4 Family residential construction	117	0	0	52	169
Total residential mortgage	4,182	0	32	67	4,281
Commercial:
Commercial loans secured by real estate	1,921	0	0	465	2,386
Commercial and industrial	1,391	(2,236)	0	3,096	2,251
Commercial construction and land	966	(107)	0	(419)	440
Loans secured by farmland	158	0	0	(37)	121
Multi-family (5 or more) residential	156	0	0	71	227
Agricultural loans	41	0	0	(4)	37
Other commercial loans	155	0	0	12	167
Total commercial	4,788	(2,343)	0	3,184	5,629
Consumer	281	(100)	35	42	258
Unallocated	585	0	0	0	585
Total Allowance for Loan Losses	$9,836	$(2,443)	$67	$3,293	$10,753

	December 31,				September 30,
Nine Months Ended September 30, 2019	2018			Provision	2019
(In Thousands)	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,156	$(133)	$3	$138	$3,164
Residential mortgage loans - junior liens	325	(24)	1	48	350
Home equity lines of credit	302	0	5	(25)	282
1-4 Family residential construction	203	0	0	55	258
Total residential mortgage	3,986	(157)	9	216	4,054
Commercial:
Commercial loans secured by real estate	2,538	0	0	(33)	2,505
Commercial and industrial	1,553	(6)	6	(297)	1,256
Commercial construction and land	110	0	0	48	158
Loans secured by farmland	102	0	0	(1)	101
Multi-family (5 or more) residential	114	0	0	41	155
Agricultural loans	46	0	0	3	49
Other commercial loans	128	0	0	(8)	120
Total commercial	4,591	(6)	6	(247)	4,344
Consumer	233	(132)	31	142	274
Unallocated	499	0	0	86	585
Total Allowance for Loan Losses	$9,309	$(295)	$46	$197	$9,257

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In the evaluation of the loan portfolio, management determines two major components for the allowance for loan losses – (1) a specific component based on an assessment of certain larger relationships, mainly commercial purpose loans, on a loan-by-loan basis; and (2) a general component for the remainder of the portfolio, except for performing loans purchased from Covenant and Monument, based on a collective evaluation of pools of loans with similar risk characteristics. The general component is assigned to each pool of loans based on both historical net charge-off experience, and an evaluation of certain qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the above methodologies for estimating specific and general losses in the portfolio.

Performing loans acquired from Covenant and Monument are presented net of a discount for credit losses totaling $7,127,000 at September 30, 2020. Performing loans acquired from Monument are presented net of a discount of $1,216,000 at December 31, 2019. The discounts reflect estimates of the present value of credit losses based on market expectations at the acquisition dates, subsequently reduced as accretion has been recognized based on estimated and actual principal pay-downs. Purchased performing loans were excluded from the loan pools for which the general component of the allowance for loan losses was calculated.

The provision for loan losses was $1,941,000 in the third quarter 2020. The provision for loan losses in the third quarter 2020 included the net impact of a charge-off of $2,219,000 on a commercial loan of $3,500,000 for which the previously-established allowance had been $1,193,000. In total, the third quarter 2020 provision included: a net charge of $909,000 related to specific loans (net charge-offs of $2,214,000 partially offset by a decrease in specific allowances on loans of $1,305,000); a charge of $834,000 from an increase in the net charge-off experience factors used to estimate the allowance; a charge of $119,000 from the impact of loan growth, excluding loans purchased from Covenant and PPP loans; and a charge of $79,000 attributable to increases in qualitative factors. There was no provision for loan losses recorded on PPP loans because the SBA guarantees the loans, subject to compliance with program requirements. In comparison, the provision in the third quarter 2019 was $1,158,000, including recognition of a specific allowance of $678,000 on a commercial real estate secured loan and a charge of $373,000 attributable to loan growth.

For the first nine months of 2020, the provision for loan losses was $3,293,000, an increase in expense of $3,096,000 as compared to $197,000 recorded in the first nine months of 2019. The provision included the impact of the $2,219,000 charge-off of a commercial loan referenced above. In total, the provision for the first nine months of 2020 included a net charge of $1,976,000 related to specific loans (net decrease in specific allowances on loans of $400,000 and net charge-offs of $2,376,000); a charge of $745,000 from an increase in the net charge-off experience factors used to estimate the allowance; a charge of $725,000 attributable to increases in qualitative factors; and a credit of $153,000 from the impact of a reduction in outstanding loans, excluding PPP and recently purchased loans. The comparative provision for loan losses in the first nine months of 2019 included a benefit from eliminating specific allowances on commercial loans that were no longer considered impaired and a net credit of $347,000 related to changes in net charge-off experience factors used to calculate the allowance.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of September 30, 2020 and December 31, 2019:

September 30, 2020

(In Thousands)

					Purchased
		Special			Credit
	Pass	Mention	Substandard	Doubtful	Impaired	Total
Residential Mortgage:
Residential Mortgage loans - first liens	$525,833	$6,331	$9,586	$0	$77	$541,827
Residential Mortgage loans - junior liens	27,078	124	570	63	72	27,907
Home Equity lines of credit	39,408	59	676	0	0	40,143
1-4 Family residential construction	29,146	0	0	0	0	29,146
Total residential mortgage	621,465	6,514	10,832	63	149	639,023
Commercial:
Commercial loans secured by real estate	508,540	7,920	10,072	0	4,342	530,874
Commercial and Industrial	142,181	9,495	2,905	802	786	156,169
Small Business Administration - Paycheck Protection Program	163,050	0	0	0	0	163,050
Political subdivisions	47,883	0	0	0	0	47,883
Commercial construction and land	41,659	198	49	0	0	41,906
Loans secured by farmland	10,231	453	1,229	0	0	11,913
Multi-family (5 or more) residential	56,507	2,420	1,233	0	2,170	62,330
Agricultural loans	2,959	0	602	0	0	3,561
Other commercial loans	17,385	0	0	0	0	17,385
Total commercial	990,395	20,486	16,090	802	7,298	1,035,071
Consumer	17,184	0	92	0	0	17,276
Totals	$1,629,044	$27,000	$27,014	$865	$7,447	$1,691,370

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

The general component of the allowance for loan losses covers pools of loans including commercial loans not considered individually impaired, as well as smaller balance homogeneous classes of loans, such as residential real estate, home equity lines of credit and other consumer loans. Accordingly, the Corporation generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such a loan: (1) is subject to a restructuring agreement, or (2) has an outstanding balance of $400,000 or more and a credit grade of Special Mention, Substandard or Doubtful. The pools of loans are evaluated for loss exposure based upon average historical net charge-off rates for each loan class, adjusted for qualitative factors (described in the following paragraphs). The time period used in determining the average historical net charge-off rate for each loan class is based on management’s evaluation of an appropriate time period that captures an historical loss experience relevant to the current portfolio. At September 30, 2020 and December 31, 2019, a five-year average net charge-off rate was used for commercial loans secured by real estate and for multi-family residential loans, while a three-year average net charge-off rate was used for all other loan classes.

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

The scope of loans reviewed individually each quarter to determine if they are impaired include all commercial loan relationships greater than $200,000 and any residential mortgage or consumer loans of $400,000 or more for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Loans that are individually reviewed, but which are determined to not be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually reviewed, but which have been determined to not be impaired, are included in the “Collectively Evaluated” column in the table summarizing the allowance and associated loan balances as of September 30, 2020 and December 31, 2019. All loans classified as troubled debt restructurings (discussed in more detail below), all PCI loans and all commercial loan relationships less than $200,000 or other loan relationships less than $400,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of September 30, 2020 and December 31, 2019.

September 30, 2020

(In Thousands)

	Loans:				Allowance for Loan Losses:
			Purchased
	Individually	Collectively	Performing		Individually	Collectively
	Evaluated	Evaluated	Loans	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$2,238	$380,348	$159,241	$541,827	$9	$3,456	$3,465
Residential mortgage loans - junior liens	424	21,777	5,706	27,907	161	197	358
Home equity lines of credit	85	30,368	9,690	40,143	0	289	289
1-4 Family residential construction	0	18,946	10,200	29,146	0	169	169
Total residential mortgage	2,747	451,439	184,837	639,023	170	4,111	4,281
Commercial:
Commercial loans secured by real estate	12,242	190,045	328,587	530,874	410	1,976	2,386
Commercial and industrial	1,367	119,401	35,401	156,169	71	2,180	2,251
Small Business Administration - Paycheck Protection Program	0	99,310	63,740	163,050	0	0	0
Political subdivisions	0	47,883	0	47,883	0	0	0
Commercial construction and land	0	41,906	0	41,906	0	440	440
Loans secured by farmland	85	11,505	323	11,913	0	121	121
Multi-family (5 or more) residential	2,171	16,754	43,405	62,330	0	227	227
Agricultural loans	0	3,561	0	3,561	0	37	37
Other commercial loans	0	15,895	1,490	17,385	0	167	167
Total commercial	15,865	546,260	472,946	1,035,071	481	5,148	5,629
Consumer	0	16,918	358	17,276	0	258	258
Unallocated							585

Total	$18,612	$1,014,617	$658,141	$1,691,370	$651	$9,517	$10,753

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2019

(In Thousands)

	Loans:				Allowance for Loan Losses:
			Purchased
	Individually	Collectively	Performing		Individually	Collectively
	Evaluated	Evaluated	Loans	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$1,023	$405,186	$104,432	$510,641	$0	$3,405	$3,405
Residential mortgage loans - junior liens	368	24,730	2,405	27,503	176	208	384
Home equity lines of credit	0	32,147	1,491	33,638	0	276	276
1-4 Family residential construction	0	14,640	158	14,798	0	117	117
Total residential mortgage	1,391	476,703	108,486	586,580	176	4,006	4,182
Commercial:
Commercial loans secured by real estate	684	198,532	102,011	301,227	0	1,921	1,921
Commercial and industrial	1,467	122,313	2,594	126,374	149	1,242	1,391
Political subdivisions	0	53,570	0	53,570	0	0	0
Commercial construction and land	1,261	29,710	2,584	33,555	678	288	966
Loans secured by farmland	607	11,386	258	12,251	48	110	158
Multi-family (5 or more) residential	0	10,617	20,453	31,070	0	156	156
Agricultural loans	76	4,243	0	4,319	0	41	41
Other commercial loans	0	15,947	588	16,535	0	155	155
Total commercial	4,095	446,318	128,488	578,901	875	3,913	4,788
Consumer	0	16,741	0	16,741	0	281	281
Unallocated							585

Total	$5,486	$939,762	$236,974	$1,182,222	$1,051	$8,200	$9,836

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Summary information related to impaired loans at September 30, 2020 and December 31, 2019 is provided in the table immediately below.

(In Thousands)	September 30, 2020			December 31, 2019
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Residential mortgage loans - first liens	$1,084	$1,034	$0	$645	$617	$0
Residential mortgage loans - junior liens	167	112	0	42	42	0
Home equity lines of credit	151	85	0	0	0	0
Commercial loans secured by real estate	7,570	5,745	0	684	684	0
Commercial and industrial	1,732	1,295	0	563	563	0
Loans secured by farmland	85	85	0	129	129	0
Multi-family (5 or more) residential	2,771	2,171	0	0	0	0
Agricultural loans	0	0	0	76	76	0
Total with no related allowance recorded	13,560	10,527	0	2,139	2,111	0

With a related allowance recorded:
Residential mortgage loans - first liens	1,204	1,204	9	406	406	0
Residential mortgage loans - junior liens	312	312	161	326	326	176
Commercial loans secured by real estate	6,497	6,497	409	0	0	0
Commercial and industrial	72	72	72	904	904	149
Construction and other land loans	0	0	0	1,261	1,261	678
Loans secured by farmland	0	0	0	478	478	48
Total with a related allowance recorded	8,085	8,085	651	3,375	3,375	1,051
Total	$21,645	$18,612	$651	$5,514	$5,486	$1,051

In the table immediately above, loans to two borrowers are presented under the Residential mortgage loans – first liens and Residential mortgage loans – junior liens classes. Each of these loans is collateralized by one property, and the allowance associated with each of these loans was determined based on an analysis of the total amounts of the Corporation’s exposure in comparison to the estimated net proceeds if the Corporation were to sell the property. The total allowance related to these two borrowers was $161,000 at September 30, 2020 and $176,000 at December 31, 2019.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The average balance of impaired loans, excluding purchased credit impaired loans, and interest income recognized on these impaired loans is as follows:

(In Thousands)					Interest Income Recognized on
	Average Investment in Impaired Loans				Impaired Loans on a Cash Basis
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Residential mortgage:
Residential mortgage loans - first lien	$2,159	$1,057	$1,579	$997	$27	$21	$70	$39
Residential mortgage loans - junior lien	384	285	386	289	5	8	18	10
Home equity lines of credit	65	65	65	16	0	3	2	3
Total residential mortgage	2,608	1,407	2,030	1,302	32	32	90	52
Commercial:
Commercial loans secured by real estate	7,298	1,738	3,779	2,371	65	49	81	66
Commercial and industrial	2,235	1,202	3,178	1,460	1	4	21	38
Commercial construction and land	49	0	678	0	1	0	14	0
Loans secured by farmland	253	1,359	397	1,443	2	23	26	42
Agricultural loans	76	6	76	481	2	0	4	24
Other commercial loans	0	50	25	13	0	2	1	2
Total commercial	9,911	4,355	8,133	5,768	71	78	147	172
Consumer	0	0	0	4	0	0	0	0
Total	$12,519	$5,762	$10,163	$7,074	$103	$110	$237	$224

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	September 30, 2020		December 31, 2019
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$1,336	$6,354	$878	$4,679
Residential mortgage loans - junior liens	56	383	53	326
Home equity lines of credit	213	255	71	73
1-4 Family residential construction	0	39	0	0
Total residential mortgage	1,605	7,031	1,002	5,078
Commercial:
Commercial loans secured by real estate	381	12,414	107	1,148
Commercial and industrial	112	955	15	1,051
Commercial construction and land	0	49	0	1,311
Loans secured by farmland	188	85	43	565
Multi-family (5 or more) residential	0	2,170	0	0
Other commercial	0	0	0	49
Total commercial	681	15,673	165	4,124
Consumer	22	92	40	16
Totals	$2,308	$22,796	$1,207	$9,218

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual. PCI loans with a total recorded investment of $7,447,000 at September 30, 2020 and $441,000 at December 31, 2019 are classified as nonaccrual.

The table below presents a summary of the contractual aging of loans as of September 30, 2020 and December 31, 2019. Loans modified under the Corporation’s program designed to work with clients impacted by COVID-19, as described above, are included in the current and past due less than 30 days category in the table that follows.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	As of September 30, 2020				As of December 31, 2019
	Current &				Current &
	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$534,303	$2,819	$4,705	$541,827	$499,024	$7,839	$3,778	$510,641
Residential mortgage loans - junior liens	27,660	44	203	27,907	27,041	83	379	27,503
Home equity lines of credit	39,737	145	261	40,143	33,115	452	71	33,638
1-4 Family residential construction	28,629	517	0	29,146	14,758	40	0	14,798
Total residential mortgage	630,329	3,525	5,169	639,023	573,938	8,414	4,228	586,580

Commercial:
Commercial loans secured by real estate	525,211	867	4,796	530,874	299,640	737	850	301,227
Commercial and industrial	155,140	57	972	156,169	126,221	16	137	126,374
Small Business Administration - Paycheck Protection Program	163,050	0	0	163,050	0	0	0	0
Political subdivisions	47,883	0	0	47,883	53,570	0	0	53,570
Commercial construction and land	41,857	49	0	41,906	33,505	0	50	33,555
Loans secured by farmland	11,654	37	222	11,913	11,455	666	130	12,251
Multi-family (5 or more) residential	62,330	0	0	62,330	31,070	0	0	31,070
Agricultural loans	3,456	105	0	3,561	4,318	1	0	4,319
Other commercial loans	17,385	0	0	17,385	16,535	0	0	16,535
Total commercial	1,027,966	1,115	5,990	1,035,071	576,314	1,420	1,167	578,901
Consumer	17,077	87	112	17,276	16,496	189	56	16,741
Totals	$1,675,372	$4,727	$11,271	$1,691,370	$1,166,748	$10,023	$5,451	$1,182,222

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at September 30, 2020 and December 31, 2019 is as follows:

(In Thousands)	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
September 30, 2020 Nonaccrual Totals	$12,605	$1,228	$8,963	$22,796
December 31, 2019 Nonaccrual Totals	$3,840	$1,134	$4,244	$9,218

Loans whose terms are modified are classified as TDRs if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at September 30, 2020 and December 31, 2019 is as follows:

(In Thousands)	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
September 30, 2020 Totals	$167	$91	$338	$7,441	$8,037
December 31, 2019 Totals	$889	$0	$0	$1,737	$2,626

At September 30, 2020 and December 31, 2019, there were no commitments to loan additional funds to borrowers whose loans have been classified as TDRs.

TDRs that occurred during the three-month and nine-month periods ended September 30, 2020 and 2019 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
(Balances in Thousands)	Loans	Investment	Loans	Investment
Commercial loans secured by real estate:
Principal and interest payment deferral non-COVID related	2	$4,831	0	$0
Extended interest only payments and reduced monthly payments with a balloon payment at maturity	0	0	1	1,261
Multi-family (5 or more) residential:
Principal and interest payment deferral non-COVID related	3	2,170	0	0
Total	5	$7,001	1	$1,261

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(Balances in Thousands)	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Residential mortgage - junior liens:
Reduced monthly payments and extended maturity date	0	$0	1	$18
New loan at lower than risk-adjusted market rate to borrower from whom short sale of other collateral was accepted	1	30	0	0
Commerical loans secured by real estate:
Interest only payments for a nine-month period	1	240	0	0
Principal and interest payment deferral non-COVID related	2	4,831	0	0
Extended interest only payments and reduced monthly payments with a balloon payment at maturity	0	0	1	1,261
Commercial and industrial,
Reduced monthly payments and extended maturity date	0	0	9	448
Multi-family (5 or more) residential,
Principal and interest payment deferral non-COVID related	3	2,170	0	0
Agricultural loans,
Reduced monthly payments and extended maturity date	0	0	1	84
Total	7	$7,271	12	$1,811

In the three-month and nine-month periods ended September 30, 2020, the Corporation recorded a specific allowance for loan losses of $134,000 related to a loan secured by commercial real estate for which a TDR concession was also made in the quarter and included in the table above. The other loans for which TDRs were granted in the three-month and nine month periods ended September 30, 2020 had no specific impact on the provision or allowance for loan losses.

In the third quarter 2019, the Corporation recorded a specific allowance for loan losses of $678,000 related to the commercial loan secured by real estate in the table above. This loan was subsequently paid off in the first quarter of 2020 for less than the full principal balance, resulting in a charge-off of $107,000.

In the three-month and nine-month periods ended September 30, 2020 and 2019, payment defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months are summarized as follows:

(Balances in Thousands)	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019
	Number		Number
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Residential mortgage - junior liens	0	$0	1	$18
Commercial loans secured by real estate	1	240	0	0
Commercial and industrial	0	0	9	431
Agricultural loans	0	0	1	81
Total	1	$240	12	$530

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(Balances in Thousands)	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019
	Number		Number
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Residential mortgage - junior liens	0	$0	1	$18
Commercial loans secured by real estate	1	240	0	0
Commercial and industrial	0	0	9	431
Agricultural loans	0	0	1	81
Total	1	$240	12	$530

In the third quarter of 2020, one commercial real estate loan experienced a payment default. This loan was individually evaluated for impairment at September 30, 2020 and no specific allowance was recorded as the estimated value of collateral exceeded the outstanding loan balance. All of the TDRs for which payment defaults occurred in the third quarter of 2019 were related to one commercial relationship. These loans were individually evaluated for impairment at September 30, 2019 and no specific allowance for loan losses was recognized because the estimate values of collateral and U.S. Government (Small Business Administration) guarantees exceeded the outstanding balances of the loans.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in foreclosed assets held for sale in the unaudited consolidated balance sheets) is as follows:

(In Thousands)	September 30,	December 31,
	2020	2019
Foreclosed residential real estate	$104	$292

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	September 30,	December 31,
	2020	2019
Residential real estate in process of foreclosure	$1,719	$1,717

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Information related to core deposit intangibles, net are as follows:

(In Thousands)	September 30,	December 31,
	2020	2019
Gross amount	$6,639	$3,495
Accumulated amortization	(2,580)	(2,248)
Net	$4,059	$1,247

Amortization expense related to core deposit intangibles is included in other noninterest expense in the consolidated statements of income, as follows:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Amortization expense	$208	$74	$332	$149

Amortization expense of $208,000 in the third quarter 2020 and $332,000 in the nine-month period ended September 30, 2020 included $146,000 related to the Covenant acquisition as described in Note 2.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. Changes in the carrying amount of goodwill are summarized in the following table:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Balance, beginning of period	$28,388	$28,618	$28,388	$11,942
Goodwill arising in business combination	24,138	0	24,138	16,676
Balance, end of period	$52,526	$28,618	$52,526	$28,618

Goodwill is tested at least annually at December 31 for impairment, or more often if events or circumstances indicate there may be impairment. In 2020, the COVID-19 pandemic led to government-imposed emergency restrictions that have had significant adverse effects on macroeconomic conditions. The ultimate effect of COVID-19 on the local or broader economy is not known nor is the ultimate length of the restrictions described and any accompanying effects.

Broader US stock market valuations decreased significantly in the latter part of the first quarter and early second quarter 2020 but have bounced back to levels consistent with, or higher than, pre-COVID-19 levels. Bank stock valuations have lagged, reflecting market concerns about potential credit losses and the effects of a substantial drop in interest rates. The closing price (last trade) of the Corporation’s common stock on September 30, 2020 was $16.24 per share. The average closing price for the last 10 trading days of the third quarter 2020 (September 17 through September 30, 2020) was $15.96 per share. In comparison, the average closing price of the Corporation’s common stock in the fourth quarter 2019 was $26.05 per share and the book value of the Corporation’s common stock at September 30, 2020 was $18.65 per share.

In light of the decline in the Corporation’s stock price triggered by the adverse circumstances resulting from COVID-19, management determined it necessary to evaluate goodwill for impairment at September 30, 2020.

In evaluating goodwill for impairment, the Corporation performed a quantitative assessment and determined that the fair value of its reporting unit, its community banking operation, exceeded its carrying amount, including goodwill, at September 30, 2020. In reaching this conclusion, management estimated the fair value of the reporting unit to be $352.7 million, which exceeded the Corporation’s stockholders’ equity (book value) of $296.3 million by 19%.

Management calculated the estimated fair value of the reporting unit based on the weighted average of values determined using the following valuation approaches:

●	Income approach - This approach was given a weighting of 60%, and resulted in a value of $375.3 million, which was the mid-point of a range of $340.0 million to $410.7 million. This approach is based on estimated cash flows to an acquirer based on anticipated future results assuming a change of control transaction. This approach assumes an acquirer will achieve an expected base level of earnings, achieve integration cost savings and incur certain transaction costs. The analysis then calculates the present value of all excess cash flows generated (above a minimum tangible capital ratio), plus the present value of a terminal value, to determine the fair value.

●	Change of control premium to the Corporation’s September 30, 2020 market price – This approach was given a weighting of 20%, and resulted in a valuation of $329.0 million, which was the mid-point of a range of $322.6 million to $335.5 million. The premium to market approach calculates the change of control price a market participant would pay for a firm by adding a change of control premium to the Corporation’s recent trading value. Management used a subjectively determined range of control premiums from 25% to 30%. This range of control premiums was in line with data for publicly traded banks and thrifts comparing control premiums paid, as compared to target valuations one-month and three-months prior to deal announcements, for the annual periods 2017 through 2019 and the nine months ended September 30, 2020.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	Change of control premium to the Corporation’s volume-weighted average market price – Similar to the approach described immediately above, management applied a subjectively determined 25% to 30% range of control premiums to the 5-day average volume-weighted average trading price for the period September 23, 2020 through September 29, 2020. This approach was given a weighting of 20%, and resulted in a valuation of $319.2 million, which was the mid-point of a range of $312.7 million to $325.7 million.

Key assumptions used in the calculation of estimated fair value include:

●	The valuation techniques utilized. Management used the valuation techniques identified above, which represent a range of techniques commonly used to estimate the value of a company using either an income-based or a market-based approach.

●	The weighting assigned to each of the valuation approaches considered. Management believes a market participant would apply a significant weighting to the income approach (60%) since it incorporates specific expected operating cash flows and merger synergies to be generated by the reporting unit. Management assigned equal (20%) weightings to the comparison of change of control premiums from comparable transactions to the Corporation’s recent trading price. Management believes market participants would typically consider current trading values, and recent pricing of comparable transactions, in considering an acquisition price, but that the weighting should be lower than the income approach because it does not incorporate company-specific cash flow projections or merger synergies. Management considered use of a guideline market-based approach based on recent, selected sale transactions with consideration of relevant price-to-tangible book value and price-to-earnings multiples; however, given the general lack of bank merger and acquisition transactions since the COVID-19 epidemic started, and in particular, lack of transactions in which the seller’s total assets exceeded $2 billion, management did not believe this method would produce a relevant indication of value for the goodwill impairment analysis at September 30, 2020.

●	In applying the income approach, key assumptions included: estimated earnings for each of the next 5 years, which reflected the effects of assumptions related to deposit and loan growth, loan losses, changes in noninterest revenues and expenses and other cash flows; reduction in operating expenses to be realized by an acquirer (integration synergies) of 20%; the level of post-acquisition capital the acquirer would be required to maintain, of 9% of tangible assets; the discount rates applied to projected cash flows, which ranged from 12% to 14% with a midpoint of 13% used in determining the midpoint valuation; and the capitalization rates applied to terminal cash flows, which ranged from 9% to 11% with a midpoint of 10% used in determining the midpoint valuation.

All of the key assumptions identified above are significant and subjective, and changes in those assumptions would result in a different calculation of estimated fair value of the reporting unit.

Based on the results of its impairment analysis, the Corporation determined that the fair value of its only reporting unit, its community banking operation, exceeded its book value, and there was no goodwill impairment as of September 30, 2020.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

9. BORROWED FUNDS AND SUBORDINATED DEBT

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	September 30,	December 31,
	2020	2019
FHLB-Pittsburgh borrowings	$38,557	$84,292
Customer repurchase agreements	2,313	1,928
Total short-term borrowings	$40,870	$86,220

Short-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	September 30,	December 31,
	2020	2019
Overnight borrowing	$0	$64,000
Other short-term advances	38,557	20,292
Total short-term FHLB-Pittsburgh borrowings	$38,557	$84,292

At September 30, 2020, other short-term advances included ten advances totaling $38,400,000 which are presented in the table inclusive of the unaccreted purchase accounting adjustment, with a weighted-average effective interest rate of 0.58%.

The Corporation had available credit with other correspondent banks totaling $45,000,000 at September 30, 2020 and December 31, 2019. These lines of credit are primarily unsecured. No amounts were outstanding at September 30, 2020 or December 31, 2019.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At September 30, 2020, the Corporation had available credit in the amount of $14,654,000 on this line with no outstanding advances. At December 31, 2019, the Corporation had available credit in the amount of $14,244,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with a carrying value of $15,124,000 at September 30, 2020 and $14,728,000 at December 31, 2019.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at September 30, 2020 and December 31, 2019. The carrying value of the underlying securities was $2,350,000 at September 30, 2020 and $1,951,000 at December 31, 2019.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $1,062,779,000 at September 30, 2020 and $778,877,000 at December 31, 2019. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in other assets in the consolidated balance sheets) were $11,929,000 at September 30, 2020 and $10,131,000 at December 31, 2019. In addition to the short-term and long-term borrowings shown in these tables, there was a $400,000 letter of credit from FHLB-Pittsburgh outstanding at September 30, 2020. The Corporation’s total credit facility with FHLB-Pittsburgh was $782,434,000 at September 30, 2020, including an unused (available) amount of $641,753,000. At December 31, 2019, the Corporation’s total credit facility with FHLB-Pittsburgh was $552,546,000, including an unused (available) amount of $416,122,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

LONG-TERM BORROWINGS

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	September 30,	December 31,
	2020	2019
Loans matured in 2020 with a weighted-average rate of 2.71%	$0	$5,069
Loans maturing in 2021 with a weighted-average effective rate of 1.36%	26,124	6,000
Loans maturing in 2022 with a weighted-average effective rate of 1.40%	35,740	20,000
Loans maturing in 2023 with a weighted-average effective rate of 1.44%	27,750	20,500
Loans maturing in 2024 with a weighted-average effective rate of 1.06%	12,683	0
Loan maturing in 2025 with a rate of 4.91%	490	558
Total long-term FHLB-Pittsburgh borrowings	$102,787	$52,127

SUBORDINATED DEBT

At September 30, 2020 and December 31, 2019, outstanding subordinated debt agreements are as follows:

(In Thousands)	September 30,	December 31,
	2020	2019
Agreements with an aggregate par value of $8,000,000; bearing interest at 6.25%; maturing in June 2026 and redeemable at par in June 2021	$8,042	$0
Agreements with an aggregate par value of $6,500,000; bearing interest at 6.50%; maturing in April 2027 and redeemable at par in April 2022	6,500	6,500
Agreement with a par value of $2,000,000; bearing interest at 6.50%; maturing in July 2027 and redeemable at par in July 2022	2,030	0
Total carrying value	$16,572	$6,500

10. STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of officers and an Independent Directors Stock Incentive Plan. The 2020 restricted stock awards under the Stock Incentive Plan vest ratably over three years, and the 2020 restricted stock issued under the Independent Directors Stock Incentive Plan vests over one year. Following is a summary of restricted stock awards granted in the nine-month period ended September 30, 2020:

(Dollars in Thousands)		Aggregate
		Grant
		Date
	Number of	Fair
	Shares	Value
1st quarter 2020 awards:
Time-based awards to independent directors	7,580	$200
Time-based awards to employees	30,381	801
Performance-based awards to employees	17,903	343
3rd quarter 2020 awards,
Time-based awards to employees	15,076	300
Total	70,940	$1,644

Compensation cost related to restricted stock is recognized based on the fair value of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. Total annual stock-based compensation for the year ending December 31, 2020 is estimated to total $920,000. Total stock-based compensation expense attributable to restricted stock awards amounted to $248,000 in the third quarter 2020 and $215,000 in the third quarter 2019. Total stock-based

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

compensation expense attributable to restricted stock awards amounted to $672,000 in the nine-month period ended September 30, 2020 and $646,000 in the nine-month period ended September 30, 2019.

11. CONTINGENCIES

In the normal course of business, the Corporation may be subject to pending and threatened lawsuits in which claims for monetary damages could be asserted. In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of such pending legal proceedings.

12. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with the acquisition of Covenant, the Corporation became a party to derivative financial instruments. These financial instruments consist of interest rate swap agreements which contain master netting and collateral provisions designed to protect the party at risk. At July 1, 2020, the aggregate notional amount of commercial loans subject to interest rate swaps was $137,176,000, and the Corporation recorded the fair value of the derivative asset of $7,932,000 and the fair value of the derivative liability of $7,932,000.

Interest rate swaps with commercial banking customers were executed to facilitate their respective risk management strategies. Under the terms of these arrangements, the commercial banking customers effectively exchanged their floating interest rate exposures on loans from Covenant (acquired by the Corporation) into fixed interest rate exposures. Those interest rate swaps have been simultaneously economically hedged by offsetting interest rate swaps that Covenant had in place with a third party (assumed by the Corporation), such that the Corporation has effectively exchanged its fixed interest rate exposures for floating rate exposures. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service provided to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.

At September 30, 2020, the aggregate notional amount of interest rate swaps was $136,620,000. There were no interest rate swaps originated in the third quarter 2020. There were no gross amounts of interest rate swap-related assets and liabilities not offset in the consolidated balance sheets at September 30, 2020. In the third quarter 2020, the net impact on the consolidated statements of income from interest rate swaps was a reduction in interest income on loans of $351,000.

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the consolidated balance sheets at September 30, 2020:

(In Thousands)	At September 30, 2020
	Asset Derivatives		Liability Derivatives
	Notional	Fair	Notional	Fair
	Amount	Value (1)	Amount	Value (2)
Interest rate swap agreements	$68,310	$7,478	$68,310	$7,478

(1)	Included in other assets in the consolidated balance sheets.
(2)	Included in accrued interest and other liabilities in the consolidated balance sheets.

The Corporation’s agreement with its derivative counterparty provides that if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. Further, if the Corporation were to fail to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements. Available-for-sale securities with a carrying value of $12,226,000 were pledged as collateral against the Corporation’s liability related to the interest rate swaps at September 30, 2020.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

13. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS

The Corporation measures certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB topic 820, “Fair Value Measurements and Disclosures” establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs used in determining valuations into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Corporation for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available.

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable either directly or indirectly for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets or liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other observable inputs.

Level 3 – Fair value is based on significant unobservable inputs. Examples of valuation methodologies that would result in Level 3 classification include option pricing models, discounted cash flows and other similar techniques.

The Corporation monitors and evaluates available data relating to fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date of an event or change in circumstances that affects the valuation method chosen. Examples of such changes may include the market for a particular asset or liability becoming active or inactive, changes in the availability of quoted prices, or changes in the availability of other market data.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2020 and December 31, 2019, assets and liabilities measured at fair value and the valuation methods used are as follows:

	September 30, 2020
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$0	$12,226	$0	$12,226
Obligations of U.S. Government agencies	0	16,355	0	16,355
Obligations of states and political subdivisions:
Tax-exempt	0	109,668	0	109,668
Taxable	0	44,195	0	44,195
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	46,211	0	46,211
Residential collateralized mortgage obligations	0	69,337	0	69,337
Commercial mortgage-backed securities	0	42,553	0	42,553
Total available for sale debt Securities	0	340,545	0	340,545
Marketable equity security	1,003	0	0	1,003
Servicing rights	0	0	1,437	1,437
Interest rate swap agreements, assets	0	7,478	0	7,478
Total recurring fair value measurements, assets	$1,003	$348,023	$1,437	$350,463

Recurring fair value measurements, liabilities,
Interest rate swap agreements, liabilities	$0	$7,478	$0	$7,478

Nonrecurring fair value measurements, assets:
Impaired loans with a valuation allowance	0	0	8,085	8,085
Valuation allowance	0	0	(651)	(651)
Impaired loans, net	0	0	7,434	7,434
Foreclosed assets held for sale	0	0	2,369	2,369
Total nonrecurring fair value measurements, assets	$0	$0	$9,803	$9,803

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	December 31, 2019
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies	$0	$17,000	$0	$17,000
Obligations of states and political subdivisions:
Tax-exempt	0	70,760	0	70,760
Taxable	0	36,303	0	36,303
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	59,210	0	59,210
Residential collateralized mortgage obligations	0	114,723	0	114,723
Commercial mortgage-backed securities	0	48,727	0	48,727
Total available-for-sale debt securities	0	346,723	0	346,723
Marketable equity security	979	0	0	979
Servicing rights	0	0	1,277	1,277
Total recurring fair value measurements	$979	$346,723	$1,277	$348,979

Nonrecurring fair value measurements, assets
Impaired loans with a valuation allowance	$0	$0	$3,375	$3,375
Valuation allowance	0	0	(1,051)	(1,051)
Impaired loans, net	0	0	2,324	2,324
Foreclosed assets held for sale	0	0	2,886	2,886
Total nonrecurring fair value measurements, assets	$0	$0	$5,210	$5,210

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2020 and December 31, 2019, quantitative information regarding valuation techniques and the significant unobservable inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	9/30/2020	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		9/30/2020
Servicing rights	$1,437	Discounted cash flow	Discount rate	12.50%	Rate used through modeling period
			Loan prepayment speeds	354.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/2019	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2019
Servicing rights	$1,277	Discounted cash flow	Discount rate	12.50%	Rate used through modeling period
			Loan prepayment speeds	183.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Servicing rights balance, beginning of period	$1,284	$1,322	$1,277	$1,404
Originations of servicing rights	374	70	777	136
Unrealized losses included in earnings	(221)	(164)	(617)	(312)
Servicing rights balance, end of period	$1,437	$1,228	$1,437	$1,228

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2020 and December 31, 2019, quantitative information regarding valuation techniques and the significant unobservable inputs used for nonrecurring fair value measurements using Level 3 methodologies are as follows:

(In Thousands, Except						Weighted
Percentages)		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	9/30/2020	9/30/2020	9/30/2020	Technique	Inputs	9/30/2020

Impaired loans:
Residential mortgage loans - first and junior liens	$1,516	$170	$1,346	Sales comparison	Discount to appraised value	31%
Commercial:
Commercial loans secured by real estate	6,497	409	6,088	Sales comparison	Discount to appraised value	38%
Commercial and industrial	72	72	0	Liquidation of assets	Discount to appraised value	100%
Total impaired loans	$8,085	$651	$7,434
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$104	$0	$104	Sales comparison	Discount to appraised value	47%
Commercial real estate	2,265	0	2,265	Sales comparison	Discount to appraised value	34%
Total foreclosed assets held for sale	$2,369	$0	$2,369

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands, Except						Weighted
Percentages)		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2019	12/31/2019	12/31/2019	Technique	Inputs	12/31/2019

Impaired loans:
Residential mortgage loans - first and junior liens	$732	$176	$556	Sales comparison	Discount to appraised value	30%
Commercial:
Commercial and industrial	106	89	17	Sales comparison	Discount to appraised value	69%
Commercial and industrial	798	60	738	Liquidation of accounts receivable	Discount to borrower's financial statement value	15%
Commercial construction and land	1,261	678	583	Sales comparison	Discount to appraised value	47%
Loans secured by farmland	478	48	430	Sales comparison	Discount to appraised value	46%
Total impaired loans	$3,375	$1,051	$2,324
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$292	$0	$292	Sales comparison	Discount to appraised value	46%
Land	70	0	70	Sales comparison	Discount to appraised value	53%
Commercial real estate	2,524	0	2,524	Sales comparison	Discount to appraised value	39%
Total foreclosed assets held for sale	$2,886	$0	$2,886

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	September 30, 2020		December 31, 2019
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$168,148	$168,148	$31,122	$31,122
Certificates of deposit	Level 2	6,330	6,567	4,080	4,227
Restricted equity securities (included in Other Assets)	Level 2	12,179	12,179	10,321	10,321
Loans, net	Level 3	1,680,617	1,686,087	1,172,386	1,181,000
Accrued interest receivable	Level 2	8,296	8,296	5,001	5,001

Financial liabilities:
Deposits with no stated maturity	Level 2	1,440,602	1,440,602	877,965	877,965
Time deposits	Level 2	430,912	434,978	374,695	376,738
Short-term borrowings	Level 2	40,870	40,902	86,220	86,166
Long-term borrowings	Level 2	102,787	105,336	52,127	52,040
Subordinated debt	Level 2	16,572	16,680	6,500	6,499
Accrued interest payable	Level 2	563	563	311	311

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

Emergency restrictions on the activities of businesses and individuals have resulted in significant adverse economic effects and a significant number of layoffs and furloughs of employees nationwide and in the regions in which the Corporation operates. The ultimate effect of COVID-19 on the local or broader economy is not known nor is the ultimate length of the restrictions described and any accompanying effects. In the first nine months of 2020, the Corporation increased the allowance for loan losses $725,000 based on an increase in qualitative factors related to potential deterioration in economic conditions. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its economic impact, the total impact on the Corporation’s loan portfolio is not determinable.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Section 4013 of the CARES Act provides that, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act terminates (the “applicable period”), the Corporation may elect to suspend U.S. GAAP for loan modifications related to the pandemic that would otherwise be categorized as troubled debt restructurings (TDRs) and suspend any determination of a loan modified as a result of the effects of the pandemic as being a TDR, including impairment for accounting purposes. The suspension is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. The suspension is not applicable to any adverse impact on the credit of a borrower that is not related to the pandemic.

In addition, the banking regulators and other financial regulators, on March 22, 2020 and revised April 7, 2020, issued a joint interagency statement titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the COVID-19 pandemic. Pursuant to the interagency statement, loan modifications that do not meet the conditions of Section 4013 of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. Specifically, the agencies confirmed with the Financial Accounting Standards Board (“FASB”) staff that short-term modifications made in good faith in response to the pandemic to borrowers who were current prior to any relief are not TDRs under U.S. GAAP. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Appropriate allowances for loan and lease losses are expected to be maintained. With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to the pandemic as past due because of the deferral. The interagency statement also states that during short-term pandemic-related loan modifications, these loans generally should not be reported as nonaccrual.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

To work with clients impacted by COVID-19, the Corporation is offering short-term loan modifications on a case-by-case basis to borrowers who were current in their payments at the inception of the loan modification program. Prior to merging with the Corporation on July 1, 2020, Covenant Financial Inc. (“Covenant”) had a similar program in place, and these modified loans have been incorporated into the Corporation’s program. These efforts have been designed to assist borrowers as they deal with the current crisis and help the Corporation mitigate credit risk. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term. Consistent with Section 4013 of the CARES Act and guidance from the joint interagency statement described in the preceding paragraphs, the modified loans have not been reported as past due, nonaccrual or as TDRs at September 30, 2020. Most of the modifications under the program became effective in March or the second quarter 2020 and provided a deferral of interest or principal and interest for 90-to-180 days. Accordingly, most of the loans for which deferrals were granted returned to full payment status prior to September 30, 2020. At September 30, 2020, there were 44 loans in deferral status with a total recorded investment of $41,639,000, including 28 commercial loans with a total recorded investment of $39,912,000. A breakdown of these commercial loans by industry is as follows:

	Deferrals Remaining
	As of September 30, 2020
(Dollars in Thousands)	Number
	of	Recorded
Commercial Loans Modified - Summary	Loans	Investment
Accommodation and food services - hotels	6	$25,090
Lessors of nonresidential buildings (except miniwarehouses)	5	8,235
Health care and social assistance	3	3,224
Real estate rental and leasing - other	3	1,052
Transportation and warehousing	3	927
Lessors of residential buildings & dwellings	3	456
Accommodation and food services - other	2	554
Agriculture, forestry, fishing and hunting	3	374
	28	$39,912

The Corporation began accepting and processing applications for loans under the Paycheck Protection Program (“PPP”) through the Small Business Administration (“SBA”) and Treasury Department on April 3, 2020. Covenant also engaged in PPP lending starting in early April 2020. Under the PPP, the Corporation provides SBA-guaranteed loans to small businesses to pay their employees, rent, mortgage interest, and utilities. PPP loans will be forgiven subject to clients providing documentation evidencing their compliant use of funds and otherwise complying with the terms of the program.

The maximum term of PPP loans is five years, though most of the Corporation’s PPP loans have two-year terms, and the Corporation will be repaid sooner to the extent the loans are forgiven. The interest rate on PPP loans is 1%, and the Corporation has received fees from the SBA ranging between 1% and 5% per loan, depending on the size of the loan. Fees on PPP loans, net of origination costs and a market rate adjustment on PPP loans acquired from Covenant, will be recognized in interest income as a yield adjustment over the term of the loans.

As of September 30, 2020, the recorded investment in PPP loans was $163,050,000, including contractual principal balances of $166,690,000, increased by a market rate adjustment on PPP loans acquired from Covenant of $762,000 and reduced by net deferred origination fees of $4,402,000. Net deferred origination fees and the market rate adjustment on PPP loans are recognized in interest income as a yield adjustment (net accretion over the term of the loans). Net accretion on PPP loans of $467,000 in the third quarter 2020 and $804,000 in the nine-month period ended September 30, 2020 was included in interest and fees on (taxable) loans in the consolidated statements of income.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Capital Strength

While it is difficult to estimate the future impact of COVID-19, the Corporation, including the principal subsidiary, Citizens & Northern Bank (“C&N Bank”), entered the crisis from a position of strength. This is especially apparent in the capital ratios, which are at levels that demonstrate the capacity to absorb significant losses if they arise while continuing to meet the requirements to be considered well capitalized.

C&N Bank’s leverage ratio (Tier 1 capital to average assets) at September 30, 2020 of 9.74% is significantly higher than the well-capitalized threshold of 5%, an excess capital amount of $108.5 million. Similarly, the total capital to risk-weighted assets ratio at September 30, 2020 is 15.65%, which exceeds the well-capitalized threshold of 10%, an excess capital amount of $84.4 million.

Additional details regarding the Corporation’s and C&N Bank’s regulatory capital position are provided in the “Stockholders’ Equity and Capital Adequacy” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

ACQUISITIONS OF COVENANT FINANCIAL, INC. AND MONUMENT BANCORP, INC.

The Corporation’s acquisition of Covenant was completed July 1, 2020. Covenant was the parent company of Covenant Bank, a commercial bank which operated a community bank office in Bucks County, Pennsylvania and another in Chester County, Pennsylvania. Pursuant to the transaction, Covenant merged with and into the Corporation and Covenant Bank merged with and into C&N Bank. Total purchase consideration was $63.3 million, including common stock with a fair value of $41.6 million and cash of $21.7 million. Holders of Covenant common stock prior to the consummation of the merger held approximately 12.9% of the Corporation’s common stock outstanding immediately following the merger.

In connection with the acquisition, effective July 1, 2020, the Corporation recorded goodwill of $24.1 million and a core deposit intangible asset of $3.1 million. Assets acquired included loans valued at $464.8 million, cash and due from banks of $97.8 million, bank-owned life insurance valued at $11.2 million and securities valued at $10.8 million. Liabilities assumed included deposits valued at $481.8 million, borrowings valued at $64.0 million and subordinated debt valued at $10.1 million. The assets purchased and liabilities assumed in the acquisition were recorded at their preliminary estimated fair values at the time of closing and may be adjusted for up to one year subsequent to the acquisition.

The acquisition of Covenant follows the acquisition of Monument Bancorp, Inc. (“Monument”) on April 1, 2019. Monument was the parent company of Monument Bank, with two community banking offices and a lending office in Bucks County, Pennsylvania. Monument merged with and into the Corporation and Monument Bank merged with and into C&N Bank. The total transaction value of the Monument acquisition was $42.7 million.

In the first nine months of 2020, the Corporation incurred pre-tax merger-related expenses related to the Covenant transaction of $7.5 million, including expenses totaling $6.4 million in the third quarter 2020. Merger-related expenses include severance and similar expenses as well as expenses related to conversion of Covenant’s core customer system data into the Corporation’s core system and legal and other professional expenses. Management expects additional merger-related expenses associated with the Covenant acquisition will be insignificant.

Merger-related expenses associated with the Monument transaction totaled $3.8 million in the first nine months of 2019, including $0.2 million in the third quarter 2019.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

EARNINGS OVERVIEW

Net income was $0.18 per diluted share in the third quarter 2020, as compared to $0.39 per share in the second quarter 2020 and $0.39 in the third quarter 2019. For the nine months ended September 30, 2020, net income per diluted share was $0.86 as compared to $1.06 per share for the first nine months of 2019.

Earnings for the third quarter and nine months ended September 30, 2020 were significantly impacted by the Covenant acquisition, including the effects of merger-related expenses described earlier. Further, interest income on loans acquired from Covenant, partially offset by interest expense on deposits, borrowings and subordinated debt assumed, contributed to growth in the Corporation’s net interest income, while costs associated with the expansion contributed to an increase in noninterest expenses. Results for the third quarter and nine months ended September 30, 2019 were significantly impacted by merger-related expenses and other effects of the Monument acquisition.

As described below, excluding merger-related expenses and net realized gains on securities, adjusted (non-U.S. GAAP) earnings of $0.50 per share for the third quarter 2020 were higher than the comparative $0.40 per share for the third quarter 2019, and adjusted (non-U.S. GAAP) earnings were $1.27 per share for the first nine months of 2020 as compared to $1.31 per share for the first nine months of 2019.

The following table provides a reconciliation of the Corporation’s third quarter and September 30, 2020 year-to-date unaudited earnings results under U.S. generally accepted accounting principles (U.S. GAAP) to comparative non-U.S. GAAP results excluding merger-related expenses and realized gains and losses on securities. Management believes disclosure of unaudited third quarter and nine-months ended September 30, 2020 and 2019 earnings results, adjusted to exclude the impact of these items, provides useful information for comparative purposes.

RECONCILIATION OF NET INCOME AND DILUTED EARNINGS PER SHARE TO NON-U.S. GAAP MEASURE

	3rd Quarter 2020				3nd Quarter 2019
	Income			Diluted				Diluted
(Dollars In Thousands,	Before	Income		Earnings	Income	Earnings		Earnings
Except Per Share Data)	Income	Tax		Per	Before	per		Per
(Unaudited)	Tax	Provision	Net	Common	Tax	Provision	Net	Common
	Provision	(1)	Income	Share	Provision	(1)	Income	Share
Results as Presented Under U.S. GAAP	$3,286	$438	$2,848	$0.18	$6,403	$1,096	$5,307	$0.39
Add: Merger-Related Expenses	6,402	1,307	5,095		206	59	147
Net Gains on Available-for-Sale Debt Securities	(25)	(5)	(20)		(13)	(3)	(10)
Adjusted Earnings, Excluding Effect of Merger-Related Expenses and Net Gains on Available-for Sale Debt Securities (Non-U.S. GAAP)	$9,663	$1,740	$7,923	$0.50	$6,596	$1,152	$5,444	$0.40

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	Income			Diluted				Diluted
	Before	Income		Earnings	Income	Earnings		Earnings
	Income	Tax		Per	Before	per		Per
	Tax	Provision	Net	Common	Tax	Provision	Net	Common
	Provision	(1)	Income	Share	Provision	(1)	Income	Share
Results as Presented Under U.S. GAAP	$14,961	$2,509	$12,452	$0.86	$16,816	$2,770	$14,046	$1.06
Add: Merger-Related Expenses	7,526	1,536	5,990		3,818	798	3,020
Net Gains on Available-for-Sale Debt Securities	(25)	(5)	(20)		(20)	(4)	(16)
Adjusted Earnings, Excluding Effect of Merger-Related Expenses and Net Gains on Available-for Sale Debt Securities (Non-U.S. GAAP)	$22,462	$4,040	$18,422	$1.27	$20,614	$3,564	$17,050	$1.31

(1) Income tax has been allocated based on a marginal income tax rate of 21%. The effect on the income tax provision of merger-related expenses is adjusted for the estimated nondeductible portion of the expenses.

Additional highlights related to the Corporation’s third quarter and September 30, 2020 year-to-date unaudited earnings results as compared to the corresponding periods of 2019 are presented below.

Third Quarter 2020 as Compared to Third Quarter 2019

Third quarter 2020 net income was $2,848,000, and excluding the impact of merger-related expenses and net securities gains, adjusted (non-U.S. GAAP) earnings were $7,923,000. In comparison, third quarter 2019 net income was $5,307,000, and excluding merger-related expenses and net securities gains, adjusted (non-U.S. GAAP) earnings were $5,444,000. Other significant variances were as follows:

●	Third quarter 2020 net interest income of $19,282,000 was $5,005,000 higher than the third quarter 2019 total, reflecting the impact of growth mainly attributable to the Covenant acquisition. The net interest margin of 3.57% in the third quarter 2020 was down from 3.81% in the third quarter 2019, as the net interest rate spread decreased 0.09% and average interest-bearing liabilities grew 48% as compared to growth in average earning assets of 44%. Accretion and amortization of purchase accounting valuation adjustments had a net positive impact on net interest income of $1,298,000 in the third quarter 2020 as compared to a net positive impact of $195,000 in the third quarter 2019. Net interest income for the third quarter 2020 also included accelerated accretion of $264,000 from a security that was redeemed prior to maturity. In addition to the impact of the Covenant acquisition and other factors, the significant drop in interest rates in 2020 contributed to changes in components of the net interest margin.
●	The provision for loan losses was $1,941,000 in the third quarter 2020 as compared to $1,158,000 in the third quarter 2019. The provision for loan losses in the third quarter 2020 included the net impact of a charge-off of $2,219,000 on a commercial loan of $3,500,000 for which the previously-established allowance had been $1,193,000. In total, the third quarter 2020 provision included: a net charge of $909,000 related to specific loans (net charge-offs of $2,214,000 partially offset by a decrease in specific allowances on loans of $1,305,000); a charge of $834,000 from an increase in the net charge-off experience factors used to estimate the allowance; a charge of $119,000 from the impact of loan growth, excluding loans purchased from Covenant and PPP loans; and a charge of $79,000 attributable to increases in qualitative factors. There was no provision for loan losses recorded on PPP loans because the SBA guarantees the loans, subject to compliance with program requirements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	Total noninterest income for the third quarter 2020 was up $2,007,000 from the third quarter 2019 total. Significant variances included the following:
o	Net gains from sales of loans of $2,052,000 for the third quarter 2020 were up $1,742,000 from the total for the third quarter 2019. The increase reflects an increase in volume of mortgage loans sold, due mainly to the impact of historically low interest rates on the housing market and refinancing activity.
o	Other noninterest income totaled $903,000, an increase of $433,000 from the third quarter 2019. In the third quarter 2020, income from a life insurance arrangement in which benefits were split between the Corporation and heirs of a former employee was $279,000. Credit card interchange income increased $31,000 and dividend income from Federal Home Loan Bank stock was up $30,000.
o	Trust and financial management revenues of $1,595,000 were up $116,000 from the third quarter 2019, reflecting an increase in fees from services provided to estates.
o	Interchange revenue from debit card transactions totaled $828,000 in the third quarter 2020, an increase of $106,000 over the third quarter 2019 total.
o	Service charges on deposit accounts of $1,045,000 in the third quarter 2020 were down $391,000 from the third quarter 2019 amount, as the volume of consumer and business overdraft activity fell.
●	Noninterest expense, excluding merger-related expenses, increased $3,162,000 in the third quarter 2020 over the third quarter 2019 amount. Significant variances included the following:
o	Salaries and wages of $6,833,000 increased $1,353,000 from the third quarter 2019, primarily reflecting an increase in personnel due to the Covenant acquisition.
o	Data processing expenses increased $449,000 including the impact of increases in software licensing and maintenance costs associated with core banking, lending, trust and other functions as well as costs associated with running two concurrent core systems for a portion of the third quarter 2020.
o	Pensions and other employee benefits expense increased $421,000, reflecting the increase in personnel from the Covenant acquisition and an increase in health care expense from the Corporation’s partially self-insured plan.
o	Other noninterest expense increased $386,000. Other operational losses increased $178,000, including an estimated accrual of $200,000 related to a state tax reporting matter. Also within this category, amortization of core deposit intangibles increased $134,000 related to the Covenant acquisition.
o	Professional fees expense increased $180,000, including costs associated with increased use of outsourced services to support a range of activities, most significantly in certain trust administrative activities.
o	Occupancy expense increased $152,000, primarily reflecting an increase due to the Covenant acquisition.
o	Pennsylvania shares tax expense increased $81,000, reflecting the impact of an increase in C&N Bank’s stockholder’s equity.
●	The income tax provision of $438,000 for the third quarter 2020 was down from $1,096,000 for the third quarter 2019. Pre-tax income was $3,117,000 lower in the third quarter 2020 as compared to the third quarter 2019. The effective tax rate of 13.3% for the third quarter 2020 was down from 17.1% for the third quarter 2019 in part due to a higher proportion of revenue from tax-exempt sources.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Nine Months Ended September 30, 2020 as Compared to Nine Months Ended September 30, 2019

Net income for the nine-month period ended September 30, 2020 was $12,452,000, or $0.86 per diluted share, while net income for the first nine months of 2019 was $14,046,000, or $1.06 per share. Excluding the impact of merger-related expenses and net securities gains, adjusted (non-U.S. GAAP) earnings for the first nine months of 2020 would be $18,422,000 or $1.27 per share as compared to similarly adjusted earnings of $17,050,000 or $1.31 per share for the first nine months of 2019. Other significant variances were as follows:

●	Net interest income was up $7,613,000 (18.9%) for the first nine months of 2020 over the same period in 2019. The increase in net interest income resulted mainly from the benefit of growth from the Covenant and Monument acquisitions. The net interest margin was 3.67% for the nine months ended September 30, 2020, down from 3.90% for the first nine months of 2019. The average yield on PPP loans was 2.38%, comparatively lower than the average yields on other taxable loans in 2020 and 2019, contributing to the margin compression. Accretion and amortization of purchase accounting valuation adjustments had a net positive impact on net interest income of $1,999,000 in the first nine months of 2020 as compared to a net positive impact of $408,000 in the first nine months of 2019. In addition to the impact of the Covenant acquisition and PPP, the significant drop in interest rates in 2020 contributed to changes in components of the net interest margin.
●	For the first nine months of 2020, the provision for loan losses was $3,293,000, an increase in expense of $3,096,000 as compared to $197,000 recorded in the first nine months of 2019. The provision included the net impact of a charge off of $2,219,000 on a commercial loan of $3,500,000 for which the previously-established allowance had been $1,193,000. In total, the provision for the first nine months of 2020 included a net charge of $1,976,000 related to specific loans (net decrease in specific allowances on loans of $400,000 and net charge-offs of $2,376,000); a charge of $745,000 from an increase in the net charge-off experience factors used to estimate the allowance; a charge of $725,000 attributable to increases in qualitative factors; and a credit of $153,000 from the impact of a reduction in outstanding loans, excluding PPP and recently purchased loans. The comparative provision for loan losses in the first nine months of 2019 included a benefit from eliminating specific allowances on commercial loans that were no longer considered impaired and a net credit of $347,000 related to changes in net charge-off experience factors used to calculate the allowance.
●	Total noninterest income, excluding realized securities gains, for the first nine months of 2020 was up $3,561,000 from the total for the first nine months of 2019. Significant variances included the following:
o	Net gains from sales of loans totaled $3,931,000 in the first nine months of 2020, an increase of $3,313,000 over the total for the first nine months of 2019. As noted above, the increase reflects an increase in volume of mortgage loans sold, resulting mainly from lower interest rates.
o	Other noninterest income totaled $2,321,000, an increase of $884,000 over 2019. Income from realization of tax credits was $349,000 higher in the first nine months of 2020 as compared to 2019. In 2020, income from a life insurance arrangement in which benefits were split between C&N and heirs of a former employee was $279,000. Dividend income from Federal Home Loan Bank stock was up $130,000, reflecting a higher average balance of stock held due to increased borrowings and credit card interchange income increased $50,000.
o	Trust and financial management revenue of $4,639,000 was $217,000 (4.9%) higher in the first nine months of 2020 as compared to 2019, reflecting the impact of fees from new business growth in 2019.
o	Interchange revenue from debit card transactions totaled $2,277,000 for the first nine months of 2020, an increase of $213,000, reflecting an increase in transaction volumes.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

o	Service charges on deposit accounts of $3,126,000 in the first nine months of 2020 were down $837,000 (21.1%) from the total for the first nine months of 2019, as the volume of consumer and business overdraft activity fell.
o	Net revenue from loan servicing fees decreased $268,000, as net fees were negative $259,000 (a decrease in revenue) in the first nine months of 2020 as compared to net revenue of $9,000 in the first nine months of 2019. The fair value of mortgage servicing rights decreased $617,000 in the first nine months of 2020, as compared to a decrease of $312,000 in the first nine months of 2019.
●	Noninterest expense, excluding merger-related expenses, increased $6,230,000 for the nine months ended September 30, 2020 over the total for the first nine months of 2019. Significant variances included the following:
o	Total salaries and wages and benefits expenses increased $3,523,000, reflecting: inclusion of Covenant for three months in 2020 and the former Monument operations for nine months in 2020 as compared to six months in 2019; annual merit-based salary adjustments; an increase in overtime pay related mainly to mortgage lending activity; a reduction in expense due to a higher proportion of payroll costs capitalized (added to the carrying value of loans) due to the high volume of PPP loans originated; and an increase in health care expense due to higher claims on the Corporation’s partially self-insured plan.
o	Data processing expenses increased $742,000, including the impact of increases in software licensing and maintenance costs associated with core banking, lending, trust and other functions as well as professional fees associated with analysis of the Corporation’s online delivery channel.
o	Other noninterest expense increased $640,000. Within this category, significant variances included the following:
●	Other operational losses increased $534,000, including an estimated accrual of $300,000 for penalties related to certain information returns in the second quarter 2020 and an estimated accrual of $200,000 related to a state tax reporting matter in the third quarter 2020.
●	Donations expense increased $434,000, mainly due to an increase in donations associated with the Pennsylvania Educational Improvement Tax Credit program.
●	Expenses related to other real estate properties decreased $285,000. The reduction resulted from the completion in the first quarter 2020 of a complex commercial workout situation for which a significant amount of expenses were incurred in 2019. Also, net losses from sales or write-downs of other real estate properties totaled $30,000 for the first nine months of 2020, down from $128,000 for the first nine months of 2019.
o	Professional fees expense increased $470,000, including costs associated with a change in certain trust administrative activities to handle them on an outsourced basis.
o	Occupancy expense increased $239,000, primarily reflecting an increase due to the Covenant acquisition.
o	Pennsylvania shares tax expense increased $232,000, reflecting the impact of an increase in Citizens & Northern Bank’s stockholder’s equity.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	The income tax provision was $2,509,000 for the nine months ended September 30, 2020, down from $2,770,000 for the first nine months of 2019. Pre-tax income was $1,855,000 lower in the first nine months of 2020 as compared to 2019. The effective tax rate was 16.8% for the first nine months of 2020, slightly higher than the 16.5% effective tax rate for the first nine months of 2019.

More detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of MD&A.

TABLE I – QUARTERLY FINANCIAL DATA

	For the Three Months Ended :
(Dollars In Thousands, Except Per Share Data)	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(Unaudited)	2020	2020	2020	2019	2019	2019	2019
Interest income	$21,751	$16,513	$17,037	$17,290	$17,277	$17,139	$13,065
Interest expense	2,469	2,267	2,755	2,999	3,000	2,934	1,350
Net interest income	19,282	14,246	14,282	14,291	14,277	14,205	11,715
Provision (credit) for loan losses	1,941	(176)	1,528	652	1,158	(4)	(957)
Net interest income after provision (credit) for loan losses	17,341	14,422	12,754	13,639	13,119	14,209	12,672
Noninterest income	6,970	5,528	5,281	5,066	4,963	4,849	4,406
Net gains on securities	25	0	0	3	13	7	0
Merger-related expenses	6,402	983	141	281	206	3,301	311
Other noninterest expenses	14,648	12,274	12,912	11,834	11,486	11,422	10,696
Income before income tax provision	3,286	6,693	4,982	6,593	6,403	4,342	6,071
Income tax provision	438	1,255	816	1,135	1,096	693	981
Net income	$2,848	$5,438	$4,166	$5,458	$5,307	$3,649	$5,090
Net income attributable to common shares	$2,830	$5,405	$4,146	$5,431	$5,281	$3,630	$5,063
Basic earnings per common share	$0.18	$0.39	$0.30	$0.40	$0.39	$0.27	$0.41
Diluted earnings per common share	$0.18	$0.39	$0.30	$0.40	$0.39	$0.27	$0.41

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

The fair values of assets acquired and liabilities assumed in business combinations are based on material estimates. Discussion regarding the acquisition date preliminary estimated fair values related to the Covenant transaction is provided in Note 2 to the unaudited consolidated financial statements.

Goodwill is tested at least annually at December 31 for impairment, or more often if events or circumstances indicate there may be impairment. In 2020, the COVID 19 pandemic led to government-imposed emergency restrictions that

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

have had significant adverse effects on macroeconomic conditions. Bank stock valuations have generally fallen in 2020, reflecting market concerns about potential credit losses and the effects of a substantial drop in interest rates. Consistent with that trend, the closing price (last trade) of the Corporation’s common stock on September 30, 2020 of $16.24 per share was lower than the book value of the Corporation’s common stock at September 30, 2020 of $18.65 per share. In light of the decline in the Corporation’s stock price triggered by the adverse circumstances resulting from COVID-19, management determined it necessary to evaluate goodwill for impairment at September 30, 2020.

In evaluating goodwill for impairment, the Corporation performed a quantitative assessment of the fair value of its reporting unit, its community banking operation. The selection and weighting of valuation techniques were key assumptions utilized in the evaluation. Further, in applying the income valuation approach, key assumptions included: estimated earnings for each of the next 5 years, which reflected the effects of assumptions related to deposit and loan growth, loan losses, changes in noninterest revenues and expenses and other cash flows; reduction in operating expenses to be realized by an acquirer (integration synergies) of 20%; the level of post-acquisition capital the acquirer would be required to maintain, of 9% of tangible assets; the discount rates applied to projected cash flows, which ranged from 12% to 14% with a midpoint of 13% used in determining the midpoint valuation; and the capitalization rates applied to terminal cash flows, which ranged from 9% to 11% with a midpoint of 10% used in determining the midpoint valuation.

Based on the results of its impairment analysis, the Corporation determined that the fair value of its only reporting unit, its community banking operation, exceeded its book value, and there was no goodwill impairment as of September 30, 2020. All of the key assumptions identified above are significant and subjective, and changes in those assumptions would result in a different calculation of estimated fair value of the reporting unit. Additional information regarding the goodwill impairment test is provided in Note 8 to the unaudited consolidated financial statements.

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and nine-month periods ended September 30, 2020 and 2019. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

Three-Month Periods Ended September 30, 2020 and 2019

For the three-month periods, fully taxable equivalent net interest income was $19,535,000 in 2020, which was $5,011,000 (34.5%) higher than in 2019. Interest income was $4,480,000 higher in 2020 as compared to 2019, while interest expense was lower by $531,000 in comparing the same periods. The increase in net interest income reflects the impact of growth mainly attributable to the Covenant acquisition. Table IV shows the net effect of changes in volume was an increase in net interest income of $5,202,000, while changes in interest rates had a negative impact of $191,000. As presented in Table III, the Net Interest Margin was 3.57% in 2020 as compared to 3.81% in 2019, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) decreased to 3.40% in 2020 from 3.49% in 2019. The average yield on earning assets of 4.02% was 0.58% lower in 2020 as compared to 2019, while the average rate on interest-bearing liabilities decreased 0.49% between periods.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Accretion and amortization of purchase accounting-related adjustments from marking financial instruments to fair value had a positive effect on net interest income in the third quarter 2020 of $1,298,000, including an increase in income on loans of $525,000 and net reductions in interest expense on time deposits and borrowed funds totaling $773,000. The net positive impact to the third quarter 2020 net interest margin from accretion and amortization of purchase accounting adjustments was 0.24%. In comparison, the net positive impact to the third quarter 2019 net interest margin from purchase accounting adjustments was $195,000, or 0.05%.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $22,004,000 in 2020, an increase of $4,480,000 (25.6%) from 2019. Interest and fees from loans receivable increased $4,686,000, or 31.2%, in 2020 as compared to 2019. Table IV shows the increase in interest on loans includes $6,099,000 related to an increase in average volume, offset by a decrease of $1,413,000 attributable to a decrease in average rate.

Average outstanding loans increased $575.3 million, including an increase in average loans from the former Covenant operations of $471.7 million, of which the average balance of PPP loans was $64.0 million. Excluding Covenant, the Corporation’s average loans outstanding increased $103.6 million, including an increase in average PPP loans of $98.2 million and a net increase in other loans outstanding of $5.4 million. The net increase in average loans outstanding from sources other than Covenant included the impact of growth in commercial real estate secured and other commercial loans, partially offset by reductions in advances outstanding on commercial lines of credit and residential mortgage loans. The reduction in average outstanding residential mortgage loans resulted from a greater proportion of residential mortgage loans originated being sold on the secondary market.

The average yield on loans in the third quarter 2020 was 4.60%, down from 5.28% in the third quarter 2019, as rates on variable rate loans and rates on recent new loan originations have decreased due to decreases in market interest rates. Further, yields on loans acquired from Covenant reflect market yields at the acquisition date (July 1, 2020), which were lower than the Corporation’s average portfolio yield before the transaction. The average yield on loans in the third quarter 2020 was also affected by the comparatively low average yield on PPP loans with a total average balance of $162.2 million and a yield of 2.18%.

Interest income from available-for-sale debt securities decreased $135,000 (5.8%) in 2020 from 2019. Total average available-for-sale debt securities (at amortized cost) in 2020 decreased to $321,541,000 from $354,586,000 in 2019. The average balance of tax-exempt securities increased $24.6 million, while the average balance of mortgage-backed securities and other taxable securities decreased $57.6 million. The average yield on available-for-sale debt securities was 2.70% for 2020, up from 2.59% in 2019, including the impact of accelerated accretion of $264,000 from a security that was redeemed prior to maturity.

For the three-month period, income from interest-bearing due from banks totaled $69,000 in 2020, a decrease of $90,000 (56.6%) from $159,000 in 2019. The average balance increased $121,004,000, due in part to cash received in the Covenant acquisition, and the average yield on interest-bearing due from banks dropped to 0.19% in 2020 from 2.38% in 2019, consistent with the decrease in market rates.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

For the three-month periods, interest expense decreased $531,000 to $2,469,000 in 2020 from $3,000,000 in 2019. Interest expense on deposits decreased $674,000, as the average rate on interest-bearing deposits decreased to 0.50% in 2020 from 0.99% in 2019. The decrease in average rates on deposits includes decreases of 0.86% on time deposits, 0.34% on interest checking accounts, 0.14% on money market accounts and 0.04% on saving accounts.

Average total deposits increased $594.8 million, including a net increase from the former Covenant operations of $465.6 million. Excluding Covenant, average deposits increased $129.2 million, including a significant increase in average

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

balances held by municipal customers as well as increases in deposits related to PPP and other government stimulus programs.

Interest expense on total borrowed funds increased $143,000 in 2020 as compared to 2019. The average balance of total borrowed funds increased to $164,057,000 in the third quarter 2020 from $81,774,000 in the third quarter 2019, while the average rate on borrowed funds decreased to 1.65% in the third quarter 2020 from 2.62% in the third quarter 2019. The increase in borrowed funds includes the impact of borrowings assumed from Covenant which were recorded at fair values totaling $74,066,000 on July 1, 2020.

Interest expense on short-term borrowings decreased $73,000 to $73,000 in 2020 from $146,000 in 2019. The average balance of short-term borrowings increased to $44,660,000 in 2020 from $25,823,000 in 2019. The average rate on short-term borrowings decreased to 0.65% in 2020 from 2.24% in 2019, reflecting the impact of lower short-term market rates in 2020.

Interest expense on long-term borrowings (FHLB advances) increased $85,000 to $362,000 in 2020 from $277,000 in 2019. The average balance of long-term borrowings was $102,857,000 in 2020, up from an average balance of $48,953,000 in 2019. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations. The average rate on long-term borrowings was 1.40% in 2020 compared to 2.24% in the third quarter of 2019.

Interest expense on subordinated debt increased $131,000 to $247,000 in 2020 from $116,000 in 2019. The average balance of subordinated debt increased to $16,540,000 in 2020 from $6,998,000 in 2019 as a result of subordinated debt agreements assumed in the Covenant transaction. The average rate incurred on subordinated debt was 5.94% in 2020, down from 6.58% in 2019.

Nine-Month Periods Ended September 30, 2020 and 2019

For the nine-month periods, fully taxable equivalent net interest income was $48,524,000 in 2020, $7,515,000 (18.3%) higher than in 2019. Interest income was $7,722,000 higher in 2020 as compared to 2019, while interest expense was higher by $207,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.67% in 2020 as compared to 3.90% in 2019, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.44% in 2020, down from 3.61% in 2019. The overall increase in net interest income, despite margin compression, resulted mainly from growth attributable to the acquisitions of Monument in the second quarter 2019 and Covenant in the third quarter 2020.

Accretion and amortization of purchase accounting adjustments related to the Covenant and Monument acquisitions had a positive effect on net interest income in the nine months ended September 30, 2020 of $1,999,000, including an increase in income on loans of $1,288,000 and net reductions in interest expense on time deposits and borrowed funds totaling $711,000. The net positive impact to the net interest margin from purchase accounting adjustments was 0.15% in the first nine months of 2020 and $408,000, or 0.04% in 2019.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $56,015,000 in 2020, an increase of $7,722,000 (16.0%) from 2019. Interest and fees on loans receivable increased $8,988,000, or 22.2%, to $49,438,000 in 2020 from $40,450,000 in 2019. Table IV shows the increase in interest on loans includes an increase of $11,816,000 attributable to changes in volume and a decrease of $2,828,000 related to changes in average rates.

For the first nine months of 2020, average outstanding loans totaled $1.370 billion, an increase of $348.8 million (34.2%) over the comparative amount for the first nine months of 2019. The nine-month average amount of loans outstanding attributable to the former Covenant operations totaled $158.7 million, of which the nine-month average balance of PPP loans was $21.6 million. Excluding Covenant, the Corporation’s average loans outstanding increased

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

$190.1 million, including PPP loans of $58.7 million and a net increase in other loans outstanding of $131.4 million. The increase in average loans outstanding includes the effect of loans acquired from Monument, effective April 1, 2019, as well as subsequent loan growth over the last three quarters of 2019.

The fully taxable equivalent yield on loans in 2020 was 4.82% compared to 5.30% in 2019 as current rates on variable rate loans and rates on recent new loan originations have decreased, consistent with decreases in market interest rates. Further, yields on loans acquired from Covenant on July 1, 2020 were recorded at then-current market yields, which were lower than the Corporation’s average portfolio yield before acquisition. The reduction in fully taxable equivalent yield on loans was also affected by PPP loans with an average balance of $80.3 million at an average yield of 2.38% in 2020, with no comparative amounts in 2019.

Interest income on available-for-sale debt securities totaled $6,325,000 in 2020, a decrease of $1,063,000 from the total for 2019. As indicated in Table III, average available-for-sale debt securities (at amortized cost) totaled $327,517,000 in 2020, a decrease of $32,284,000 (9.0%) from 2019. The average yield on available-for-sale debt securities decreased to 2.58% in 2020 from 2.75% in 2019.

For the comparative nine-month periods, interest income from interest-bearing due from banks totaled $191,000 in 2020, a decrease of $233,000 from $424,000 in 2019. The average balance increased $45,433,000, partly due to cash received in the Covenant acquisition that had not been fully deployed, and the average yield on interest-bearing due from banks was 0.37% in 2020 as compared to 2.45% in 2019, consistent with the decrease in market rates.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased $207,000 to $7,491,000 in 2020 from $7,284,000 in 2019. Table III shows that the overall cost of funds on interest-bearing liabilities decreased to 0.79% in 2020 from 0.99% in 2019. The average rate on interest-bearing deposits decreased to 0.67% in 2020 from 0.86% in 2019.

For the nine-month period ended September 30, 2020, average total deposits increased $305.0 million over the corresponding amount for the first nine months of 2019. The nine-month average amount of deposits from the former Covenant operations totaled $156.3 million. Excluding Covenant, average deposits for the first nine months of 2020 increased $148.7 million over the comparative amount for the first nine months of 2019, reflecting the inclusion of deposits assumed from Monument for nine months in 2020 as compared to six months in 2019 as well as increases in deposits related to PPP and other government stimulus programs.

Interest expense on borrowed funds increased $358,000 in 2020 as compared to 2019. Total average borrowed funds increased $55,664,000 to $126,393,000 in 2020 from $70,729,000 in 2019. The increase in average borrowed funds includes the impact of borrowings originated to fund loan growth in the last three quarters of 2019 and borrowings assumed from Covenant. The average rate on total borrowed funds was 1.87% in 2020 compared to 2.66% in 2019. The decrease in the average rate on borrowed funds in 2020 reflects the impact of decreases in market rates.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	.	September 30,		Increase/
(In Thousands)	2020	2019	(Decrease)		2020	2019	(Decrease)
INTEREST INCOME
Interest-bearing due from banks	$69	$159	$(90)		$191	$424	$(233)
Available-for-sale debt securities:
Taxable	1,483	1,732	(249)		4,451	5,392	(941)
Tax-exempt	698	584	114		1,874	1,996	(122)
Total available-for-sale debt securities	2,181	2,316	(135)		6,325	7,388	(1,063)
Loans receivable:
Taxable	18,269	14,400	3,869		46,316	38,446	7,870
Paycheck Protection Program (Taxable)	889	0	889		1,429	0	1,429
Tax-exempt	566	638	(72)		1,693	2,004	(311)
Total loans receivable	19,724	15,038	4,686		49,438	40,450	8,988
Other earning assets	30	11	19		61	31	30
Total Interest Income	22,004	17,524	4,480		56,015	48,293	7,722

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	271	362	(91)		716	908	(192)
Money market	368	265	103		863	695	168
Savings	57	66	(9)		175	179	(4)
Time deposits	1,091	1,768	(677)		3,972	4,095	(123)
Total interest-bearing deposits	1,787	2,461	(674)		5,726	5,877	(151)
Borrowed funds:
Short-term	73	146	(73)		335	453	(118)
Long-term	362	277	85		970	723	247
Subordinated debt	247	116	131		460	231	229
Total borrowed funds	682	539	143		1,765	1,407	358
Total Interest Expense	2,469	3,000	(531)		7,491	7,284	207

Net Interest Income	$19,535	$14,524	$5,011		$48,524	$41,009	$7,515

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table III - Analysis of Average Daily Balances and Rates

(Dollars in Thousands)	Three Months		Three Months		Nine Months		Nine Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	9/30/2020	Return/	9/30/2019	Return/	9/30/2020	Return/	9/30/2019	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Interest-bearing due from banks	$147,543	0.19%	$26,539	2.38%	$68,537	0.37%	$23,104	2.45%
Available-for-sale debt securities,
at amortized cost:
Taxable	227,483	2.59%	285,114	2.41%	245,487	2.42%	285,332	2.53%
Tax-exempt	94,058	2.95%	69,472	3.34%	82,030	3.05%	74,469	3.58%
Total available-for-sale debt securities	321,541	2.70%	354,586	2.59%	327,517	2.58%	359,801	2.75%
Loans receivable:
Taxable	1,480,247	4.91%	1,062,578	5.38%	1,228,521	5.04%	950,948	5.41%
Paycheck Protection Program (Taxable)	162,234	2.18%	0	0.00%	80,322	2.38%	0	0.00%
Tax-exempt	63,111	3.57%	67,741	3.74%	60,893	3.71%	69,944	3.83%
Total loans receivable	1,705,592	4.60%	1,130,319	5.28%	1,369,736	4.82%	1,020,892	5.30%
Other earning assets	3,361	3.55%	1,515	2.88%	2,346	3.47%	1,344	3.08%
Total Earning Assets	2,178,037	4.02%	1,512,959	4.60%	1,768,136	4.23%	1,405,141	4.60%
Cash	33,291		22,341		23,467		19,880
Unrealized gain/loss on securities	15,277		4,915		12,021		97
Allowance for loan losses	(11,473)		(8,322)		(10,988)		(8,676)
Bank-owned life insurance	30,078		18,468		22,539		18,533
Bank premises and equipment	21,763		16,103		19,251		15,615
Intangible Assets	57,008		29,986		38,786		24,058
Other assets	48,451		29,808		36,632		28,614
Total Assets	$2,372,432		$1,626,258		$1,909,844		$1,503,262

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$382,997	0.28%	$232,549	0.62%	$290,420	0.33%	$216,851	0.56%
Money market	386,848	0.38%	200,873	0.52%	268,095	0.43%	192,366	0.48%
Savings	201,401	0.11%	170,583	0.15%	184,829	0.13%	167,116	0.14%
Time deposits	449,964	0.96%	385,538	1.82%	391,827	1.35%	332,651	1.65%
Total interest-bearing deposits	1,421,210	0.50%	989,543	0.99%	1,135,171	0.67%	908,984	0.86%
Borrowed funds:
Short-term	44,660	0.65%	25,823	2.24%	36,492	1.23%	26,382	2.30%
Long-term	102,857	1.40%	48,953	2.24%	80,030	1.62%	39,655	2.44%
Subordinated debt	16,540	5.94%	6,998	6.58%	9,871	6.22%	4,692	6.58%
Total borrowed funds	164,057	1.65%	81,774	2.62%	126,393	1.87%	70,729	2.66%
Total Interest-bearing Liabilities	1,585,267	0.62%	1,071,317	1.11%	1,261,564	0.79%	979,713	0.99%
Demand deposits	463,333		300,183		364,200		285,339
Other liabilities	26,367		13,584		18,804		13,336
Total Liabilities	2,074,967		1,385,084		1,644,568		1,278,388
Stockholders' equity, excluding
other comprehensive income/loss	285,158		237,000		255,545		224,519
Accumulated other comprehensive income/loss	12,307		4,174		9,731		355
Total Stockholders' Equity	297,465		241,174		265,276		224,874
Total Liabilities and Stockholders' Equity	$2,372,432		$1,626,258		$1,909,844		$1,503,262
Interest Rate Spread		3.40%		3.49%		3.44%		3.61%
Net Interest Income/Earning Assets		3.57%		3.81%		3.67%		3.90%

Total Deposits (Interest-bearing
and Demand)	$1,884,543		$1,289,726		$1,499,371		$1,194,323
(1)	Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(3)	Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	Three Months Ended 9/30/20 vs. 9/30/19			.	Nine Months Ended 9/30/20 vs. 9/30/19
	Change in	Change in	Total		Change in	Change in	Total
	Volume	Rate	Change		Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks	$270	$(360)	$(90)		$340	$(573)	$(233)
Available-for-sale debt securities:
Taxable	(353)	104	(249)		(725)	(216)	(941)
Tax-exempt	210	(96)	114		192	(314)	(122)
Total available-for-sale debt securities	(143)	8	(135)		(533)	(530)	(1,063)
Loans receivable:
Taxable	5,252	(1,383)	3,869		10,639	(2,769)	7,870
Paycheck Protection Program (Taxable)	889	0	889		1,429	0	1,429
Tax-exempt	(42)	(30)	(72)		(252)	(59)	(311)
Total loans receivable	6,099	(1,413)	4,686		11,816	(2,828)	8,988
Other earning assets	16	3	19		26	4	30
Total Interest Income	6,242	(1,762)	4,480		11,649	(3,927)	7,722

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	169	(260)	(91)		251	(443)	(192)
Money market	203	(100)	103		251	(83)	168
Savings	10	(19)	(9)		18	(22)	(4)
Time deposits	214	(891)	(677)		666	(789)	(123)
Total interest-bearing deposits	596	(1,270)	(674)		1,186	(1,337)	(151)
Borrowed funds:
Short-term	79	(152)	(73)		137	(255)	(118)
Long-term	220	(135)	85		551	(304)	247
Subordinated debt	145	(14)	131		243	(14)	229
Total borrowed funds	444	(301)	143		931	(573)	358
Total Interest Expense	1,040	(1,571)	(531)		2,117	(1,910)	207

Net Interest Income	$5,202	$(191)	$5,011		$9,532	$(2,017)	$7,515
(1)	Changes in income on tax-exempt securities and loans are presented on a fully tax-equivalent basis, using the Corporation’s federal income tax rate of 21%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST INCOME

TABLE V – COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)	Three Months Ended
	September 30,		$	%
	2020	2019	Change	Change
Trust and financial management revenue	$1,595	$1,479	$116	7.8%
Brokerage revenue	351	333	18	5.4%
Insurance commissions, fees and premiums	41	71	(30)	(42.3)%
Service charges on deposit accounts	1,045	1,436	(391)	(27.2)%
Service charges and fees	83	91	(8)	(8.8)%
Interchange revenue from debit card transactions	828	722	106	14.7%
Net gains from sales of loans	2,052	310	1,742	561.9%
Loan servicing fees, net	(87)	(54)	(33)	61.1%
Increase in cash surrender value of life insurance	159	105	54	51.4%
Other noninterest income	903	470	433	92.1%
Total noninterest income, excluding realized gains on securities, net	$6,970	$4,963	$2,007	40.4%

Total noninterest income shown in Table V in the third quarter 2020 was up $2,007,000 from the third quarter 2019 total. Significant variances included the following:

●	Net gains from sales of loans of $2,052,000 for the third quarter 2020 were up $1,742,000 from the total for the third quarter 2019. The increase reflects an increase in volume of mortgage loans sold, due mainly to the impact of historically low interest rates on the housing market and refinancing activity. Total proceeds from sales of residential mortgage loans in the third quarter 2020 was $64.5 million as compared to $10.2 million in the third quarter 2019.
●	Other noninterest income totaled $903,000, an increase of $433,000 from the third quarter 2019. In the third quarter 2020, income from a life insurance arrangement in which benefits were split between the Corporation and heirs of a former employee was $279,000. Credit card interchange income increased $31,000 and dividend income from Federal Home Loan Bank stock was up $30,000.
●	Trust and financial management revenues of $1,595,000 were up $116,000 from the third quarter 2019, reflecting an increase in fees from services provided to estates.
●	Interchange revenue from debit card transactions totaled $828,000 in the third quarter 2020, an increase of $106,000 over the third quarter 2019 total.
●	Service charges on deposit accounts of $1,045,000 in the third quarter 2020 were down $391,000 from the third quarter 2019 amount, as the volume of consumer and business overdraft activity fell.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI – COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)	Nine Months Ended
	September 30,		$	%
	2020	2019	Change	Change
Trust and financial management revenue	$4,639	$4,422	$217	4.9%
Brokerage revenue	1,027	1,001	26	2.6%
Insurance commissions, fees and premiums	126	149	(23)	(15.4)%
Service charges on deposit accounts	3,126	3,963	(837)	(21.1)%
Service charges and fees	230	259	(29)	(11.2)%
Interchange revenue from debit card transactions	2,277	2,064	213	10.3%
Net gains from sales of loans	3,931	618	3,313	536.1%
Loan servicing fees, net	(259)	9	(268)	(2977.8)%
Increase in cash surrender value of life insurance	361	296	65	22.0%
Other noninterest income	2,321	1,437	884	61.5%
Total noninterest income, excluding realized gains on securities, net	$17,779	$14,218	$3,561	25.0%

Total noninterest income, excluding realized gains on securities, net, shown in Table VI increased $3,561,000 for the first nine months of 2020 compared to 2019. Significant variances included the following:

●	Net gains from sales of loans totaled $3,931,000 in the first nine months of 2020, an increase of $3,313,000 over the total for the first nine months of 2019. As noted above, the increase reflects an increase in volume of mortgage loans sold, resulting mainly from lower interest rates. Proceeds from sales of residential mortgage loans of $126.3 million in the first nine months of 2020 were 6.5 times the comparative 2019 volume of $19.3 million.
●	Other noninterest income totaled $2,321,000, an increase of $884,000 over 2019. Income from realization of tax credits was $349,000 higher in the first nine months of 2020 as compared to 2019. In 2020, income from a life insurance arrangement in which benefits were split between the Corporation and heirs of a former employee was $279,000. Dividend income from Federal Home Loan Bank stock was up $130,000, reflecting a higher average balance of stock held due to increased borrowings and credit card interchange income increased $50,000.
●	Trust and financial management revenue of $4,639,000 was $217,000 (4.9%) higher in the first nine months of 2020 as compared to 2019, reflecting the impact of fees from new business growth in 2019.
●	Interchange revenue from debit card transactions totaled $2,277,000 for the first nine months of 2020, an increase of $213,000, reflecting an increase in transaction volumes.
●	Service charges on deposit accounts of $3,126,000 in the first nine months of 2020 were down $837,000 (21.1%) from the total for the first nine months of 2019, as the volume of consumer and business overdraft activity fell.
●	Net revenue from loan servicing fees decreased $268,000, as net fees were negative $259,000 (a decrease in revenue) in the first nine months of 2020 as compared to net revenue of $9,000 in the first nine months of 2019. The fair value of mortgage servicing rights decreased $617,000 in the first nine months of 2020, as compared to a decrease of $312,000 in the first nine months of 2019.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST EXPENSE

TABLE VII - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)	Three Months Ended
	September 30,		$	%
	2020	2019	Change	Change
Salaries and wages	$6,833	$5,480	$1,353	24.7%
Pensions and other employee benefits	1,870	1,449	421	29.1%
Occupancy expense, net	806	654	152	23.2%
Furniture and equipment expense	383	333	50	15.0%
Data processing expenses	1,251	802	449	56.0%
Automated teller machine and interchange expense	340	297	43	14.5%
Pennsylvania shares tax	422	341	81	23.8%
Professional fees	422	242	180	74.4%
Telecommunications	231	197	34	17.3%
Directors' fees	175	162	13	8.0%
Other noninterest expense	1,915	1,529	386	25.2%
Total noninterest expense, excluding merger-related expenses	14,648	11,486	3,162	27.5%
Merger-related expenses	6,402	206	6,196	3007.8%
Total noninterest expense	$21,050	$11,692	$9,358	80.0%

As shown in Table VII, total noninterest expense, excluding merger-related expenses, increased $3,162,000 (27.5%) for the three months ended September 30, 2020 over the total for the three months ended September 30, 2019. The most significant variances include the following:

●	Salaries and wages of $6,833,000 increased $1,353,000 from the third quarter 2019, primarily reflecting an increase in personnel due to the Covenant acquisition.
●	Data processing expenses increased $449,000, including the impact of increases in software licensing and maintenance costs associated with core banking, lending, trust and other functions as well as costs associated with running two concurrent core systems for a portion of the third quarter 2020.
●	Pensions and other employee benefits expense increased $421,000, reflecting the increase in personnel from the Covenant acquisition and an increase in health care expense from the Corporation’s partially self-insured plan.
●	Other noninterest expense increased $386,000. Other operational losses increased $178,000, reflecting the impact of a $200,000 charge related to a state tax reporting matter. Also within this category, amortization of core deposit intangibles increased $134,000 related to the Covenant acquisition.
●	Professional fees expense increased $180,000, including costs associated with increased use of outsourced services to support a range of activities, most significantly in certain trust administrative activities.
●	Occupancy expense increased $152,000, primarily reflecting an increase due to the Covenant acquisition.
●	Pennsylvania shares tax expense increased $81,000, reflecting the impact of an increase in C&N Bank’s stockholder’s equity.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VIII - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)	Nine Months Ended
	September 30,		$	%
	2020	2019	Change	Change
Salaries and wages	$17,537	$15,249	$2,288	15.0%
Pensions and other employee benefits	5,527	4,292	1,235	28.8%
Occupancy expense, net	2,215	1,976	239	12.1%
Furniture and equipment expense	1,052	967	85	8.8%
Data processing expenses	3,309	2,567	742	28.9%
Automated teller machine and interchange expense	912	763	149	19.5%
Pennsylvania shares tax	1,267	1,035	232	22.4%
Professional fees	1,265	795	470	59.1%
Telecommunications	650	537	113	21.0%
Directors' fees	523	486	37	7.6%
Other noninterest expense	5,577	4,937	640	13.0%
Total noninterest expense, excluding merger-related expenses	39,834	33,604	6,230	18.5%
Merger-related expenses	7,526	3,818	3,708	97.1%
Total noninterest expense	$47,360	$37,422	$9,938	26.6%

As shown in Table VIII, total noninterest expense, excluding merger-related expenses, increased $6,230,000 (18.5%) for the nine months ended September 30, 2020 over the total for the first nine months of 2019. The most significant variances include the following:

●	Total salaries and wages and benefits expenses increased $3,523,000, reflecting: inclusion of Covenant for three months in 2020 and the former Monument operations for nine months in 2020 as compared to six months in 2019; annual merit-based salary adjustments; an increase in overtime pay related mainly to mortgage lending activity; a reduction in expense due to a higher proportion of payroll costs capitalized (added to the carrying value of loans) due to the high volume of PPP loans originated; and an increase in health care expense due to higher claims on the Corporation’s partially self-insured plan.
●	Data processing expenses increased $742,000, including the impact of increases in software licensing and maintenance costs associated with core banking, lending, trust and other functions as well as professional fees associated with analysis of the Corporation’s online delivery channel.
●	Other noninterest expense increased $640,000. Within this category, significant variances included the following:
o

Other operational losses increased $534,000, including an estimated accrual of $300,000 for penalties related to certain information returns in the second quarter 2020 and an estimated accrual of $200,000 related to a state tax reporting matter in the third quarter 2020.

o	Donations expense increased $434,000, mainly due to an increase in donations associated with the Pennsylvania Educational Improvement Tax Credit program.
o

Expenses related to other real estate properties decreased $285,000. The reduction resulted from the completion in the first quarter 2020 of a complex commercial workout situation for which a significant amount of expenses were incurred in 2019. Also, net losses from sales or write-downs of other real estate properties totaled $30,000 for the first nine months of 2020, down from $128,000 for the first nine months of 2019.

●	Professional fees expense increased $470,000, including costs associated with a change in certain trust administrative activities to handle them on an outsourced basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	Occupancy expense increased $239,000, primarily reflecting an increase due to the Covenant acquisition.
●	Pennsylvania shares tax expense increased $232,000, reflecting the impact of an increase in C&N Bank’s stockholder’s equity.

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The income tax provision for the first nine months of 2020 was $2,509,000, which was $261,000 lower than the provision for the first nine months of 2019 of $2,770,000. The effective tax rate (tax provision as a percentage of pre-tax income) was 16.8% in the first nine months of 2020 compared to 16.5% in the first nine months of 2019. The Corporation’s effective tax rates differ from the statutory rate of 21% in the first nine months of 2020 and 2019 principally because of the effects of tax-exempt interest income. The higher effective tax rate in the first nine months of 2020 as compared to 2019 resulted mainly from a reduction in tax-exempt interest income and an increase in nondeductible penalties.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The net deferred tax asset at September 30, 2020 and December 31, 2019 represents the following temporary difference components:

	September 30,	December 31,
(In Thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$1,450	$2,080
Purchase accounting adjustments on loans	1,956	640
Operating leases liability	754	344
Other deferred tax assets	3,287	2,173
Total deferred tax assets	7,447	5,237

Deferred tax liabilities:
Unrealized holding gains on securities	3,024	934
Defined benefit plans - ASC 835	62	49
Bank premises and equipment	1,104	763
Core deposit intangibles	886	272
Right-of-use assets from operating leases	754	344
Other deferred tax liabilities	282	257
Total deferred tax liabilities	6,112	2,619
Deferred tax asset, net	$1,335	$2,618

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2020, the net deferred tax asset was $1,335,000, down from $2,618,000 at December 31, 2019. The most significant changes in temporary difference components include a net increase of $2,090,000 in the deferred tax liability resulting from appreciation in available-for-sale debt securities attributable to lower interest rates as well as purchase accounting-related adjustments to loans, core deposit intangibles, bank premises and equipment and operating leases.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.

Management believes the recorded net deferred tax asset at September 30, 2020 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in MD&A. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the “Net Interest Income” section of MD&A. Other significant balance sheet items, including the allowance for loan losses and stockholders’ equity, are discussed in separate sections of MD&A. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding standby letters of credit at September 30, 2020. Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2020.

Net loans outstanding (excluding mortgage loans held for sale) were $1,680,617,000 at September 30, 2020, up 43.4% from $1,172,386,000 at December 31, 2019 and up $550.5 million or 48.7% from $1,130,143,000 at September 30, 2019. As previously noted, a significant portion of the increase in loans in the third quarter 2020 was related to the Covenant acquisition. As presented in Table XII, total outstanding commercial loans were $456.2 million higher at September 30, 2020 from December 31, 2019, including an increase in PPP loans of $163.1 million. Residential mortgage loans were $52.4 million higher at September 30, 2020 as compared to December 31, 2019, reflecting an increase in mortgage loans acquired from Covenant partially offset by large amounts of refinancing activity occurring due to lower interest rates. While residential mortgage loans outstanding (on-balance sheet), excluding Covenant-acquired loans, decreased in the first nine months of 2020, the volume of residential mortgage loans originated and sold increased dramatically, resulting in an increase of $3.3 million in revenue from sales of residential mortgage loans compared to the nine months ended September 30, 2019.

While the Corporation’s lending activities are primarily concentrated in its market area, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial,” “Commercial loans secured by real estate”, “Political subdivisions” and “Other commercial” classes in the loan tables presented in this Form 10-Q. Total participation loans outstanding amounted to $73,063,000 at September 30, 2020, up from $64,633,000 at December 31, 2019 and $58,541,000 at September 30, 2019. The increase in participation loans outstanding at September 30, 2020 includes $9.9 million acquired from Covenant. At September 30, 2020, the balance of participation loans outstanding includes a total of $46,326,000 to businesses located outside of the Corporation’s market area. Also, included within participation loans outstanding are “leveraged loans,” meaning loans to businesses with minimal tangible book equity and for which the extent of collateral available is limited, though typically at the time of origination the businesses have demonstrated strong cash flow performance in their recent histories. Leveraged participation loans outstanding totaled $8,983,000 at September 30, 2020 and $9,947,000 at December 31, 2019.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Since 2009, the Corporation has originated and sold residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Xtra program consist primarily of conforming, prime loans sold to the Federal National Mortgage Association (Fannie Mae), a quasi-government entity. In 2014, the Corporation began to originate and sell residential mortgage loans to the secondary market through the MPF Original program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Prior to the April 2019 merger, Monument Bank had participated in the MPF Original program. Residential mortgages originated and sold through the MPF Original program consist primarily of conforming, prime loans sold to the Federal Home Loan Bank of Pittsburgh. In late 2019, the Corporation began to originate and sell larger-balance, nonconforming mortgages under the MPF Direct Program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The Corporation does not retain servicing rights for loans sold under the MPF Direct Program. Through September 30, 2020, the Corporation’s activity under the MPF Direct Program was minimal.

For loan sales originated and sold under these programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At September 30, 2020, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,729,000, and the corresponding total outstanding balance repurchased at December 31, 2019 was $1,770,000.

At September 30, 2020, outstanding balances of loans sold and serviced through these programs totaled $254,462,000, including loans sold through the MPF Xtra program of $140,430,000 and loans sold through the Original program of $114,032,000. In addition, the outstanding balance of loans sold under the MPF Original program by Monument totaled $16,251,000. The loans sold by Monument are not serviced by the Corporation; however, the Corporation has assumed the credit enhancement obligation on these loans (as discussed in the next paragraph). At December 31, 2019, outstanding balances of loans sold and serviced through these programs totaled $178,446,000, including loans sold through the MPF Xtra program of $104,707,000 and loans sold through the Original program of $73,739,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of September 30, 2020 and December 31, 2019.

For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. At September 30, 2020, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $6,180,000, and the Corporation has recorded a related allowance for credit losses of $361,000 which is included in “Accrued interest and other liabilities” in the accompanying consolidated balance sheets. At December 31, 2019, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $4,618,000, and the related allowance for credit losses was $333,000. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

The Corporation is a participating SBA lender. Under the terms of its arrangements with the SBA, the Corporation may originate loans to commercial borrowers, with full-or-partial guarantees by the SBA, subject to the SBA’s underwriting and documentation requirements. Covenant had also been a participating SBA lender. Pursuant to the Covenant acquisition, the Corporation acquired loans with partial SBA guarantees, or in some cases, loans where the SBA-guaranteed portion of the loans had been sold back to the SBA subject to ongoing compliance with SBA underwriting and documentation requirements. As part of its due diligence, the Corporation reviewed all the loans originated through the various SBA loan programs acquired from Covenant as of July 1, 2020 and recorded an allowance for SBA claim adjustments of $800,000. Determination of the allowance was subjective in nature and was based on the Corporation’s assessment of the credit quality of the loans and the quality of the documentation supporting compliance with SBA requirements. The Corporation’s total exposure related to SBA guarantees on loans originated by Covenant was

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

$14,081,000 on July 1, 2020 and $14,603,000 at September 30, 2020. There were no adjustments to the allowance during the third quarter 2020, and the allowance for SBA claim adjustments (included in accrued interest and other liabilities in the unaudited consolidated balance sheets) had a balance of $800,000 at September 30, 2020.

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

The allowance for loan losses was $10,753,000 at September 30, 2020, up from $9,836,000 at December 31, 2019. Table X shows total specific allowances on impaired loans decreased $400,000 to $651,000 at September 30, 2020 from $1,051,000 at December 31, 2019. This net decrease included the impact of the elimination of a specific allowance of $678,000 at December 31, 2019 on a commercial loan that was repaid for less than the full principal balance resulting in a charge-off of $107,000 in the second quarter of 2020 as well as the elimination of $125,000 in specific allowances on loans no longer considered impaired at September 30, 2020. This reduction in specific allowances on impaired loans at September 30, 2020 was partially offset by allowances totaling $419,000 at September 30, 2020 related to three commercial loan relationships with an aggregate recorded investment of $7,312,000 at September 30, 2020 that management identified as impaired in the second quarter 2020 and that was still considered impaired at September 30, 2020.

Loans acquired from Covenant that were identified as having a deterioration in credit quality (purchased credit impaired, or PCI), were valued at $7,204,000 at July 1, 2020 and $7,142,000 at September 30, 2020. The remainder of the portfolio was deemed to be the performing component of the portfolio. The calculation of the fair value of performing loans included a discount for credit losses of $7,219,000 reduced by accretion of $847,000 in the third quarter 2020 to $6,372,000 at September 30, 2020. The discount recorded in the acquisition represented an estimate of the present value of credit losses based on market expectations at the date of acquisition. None of the performing loans purchased were found to be impaired in the third quarter 2020, and the recently purchased performing loans totaling $457,588,000 were excluded from the loan pools for which the general component of the allowance for loan losses was calculated. Accordingly, there was no allowance for loan losses at September 30, 2020 on loans purchased from Covenant.

Loans acquired from Monument that were identified as having a deterioration in credit quality (PCI) were valued at $441,000 at April 1, 2019 and $305,000 at September 30, 2020. The remainder of the portfolio was deemed to be the performing component of the portfolio. Performing loans acquired from Monument are presented net of a discount for credit losses of $756,000 at September 30, 2020 and $1,216,000 at December 31, 2019. This discount reflects an estimate of the present value of credit losses based on market expectations at the date of acquisition of $1,914,000, subsequently reduced as accretion has been recognized based on estimated and actual principal pay-downs. Purchased performing loans from the Monument transaction with an aggregate recorded investment of $200,553,000 at September 30, 2020 were excluded from the loan pools for which the general component of the allowance for loan losses was calculated.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The (credit) provision for loan losses by segment in the three-month and nine-month periods ended September 30, 2020 and 2019 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In Thousands)	2020	2019	2020	2019
Residential mortgage	$(66)	$138	$67	$216
Commercial	1,990	953	3,184	(247)
Consumer	17	67	42	142
Unallocated	0	0	0	86
Total	$1,941	$1,158	$3,293	$197

The (credit) provision for loan losses is further detailed as follows:

Residential mortgage segment	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2020	2019	2020	2019
(Decrease) increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$(21)	$60	$(38)	$159
(Decrease) increase in collectively determined portion of the allowance attributable to:
Loan (reduction) growth	(87)	76	(227)	132
Changes in historical loss experience factors	0	1	(82)	8
Changes in qualitative factors	42	1	414	(83)
Total (credit) provision for loan losses - Residential mortgage segment	$(66)	$138	$67	$216

Commercial segment	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2020	2019	2020	2019
Increase (decrease) in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$908	$673	$1,949	$(630)
Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	194	292	84	616
Changes in historical loss experience factors	848	(45)	841	(357)
Changes in qualitative factors	40	33	310	124
Total provision (credit) for loan losses - Commercial segment	$1,990	$953	$3,184	$(247)

Consumer segment	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2020	2019	2020	2019
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$22	$57	$65	$101
Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth (reduction)	12	5	(10)	23
Changes in historical loss experience factors	(14)	2	(14)	2
Changes in qualitative factors	(3)	3	1	16
Total provision for loan losses - Consumer segment	$17	$67	$42	$142

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Total - All segments	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In Thousands)	2020	2019	2020	2019
Increase (decrease) increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$909	$790	$1,976	$(370)
Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth (reduction)	119	373	(153)	771
Changes in historical loss experience factors	834	(42)	745	(347)
Changes in qualitative factors	79	37	725	57
Sub-total	1,941	1,158	3,293	111
Unallocated	0	0	0	86
Total provision for loan losses - All segments	$1,941	$1,158	$3,293	$197

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

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Total nonperforming loans as a percentage of outstanding loans was 1.48% at September 30, 2020, up from 0.88% at December 31, 2019, and nonperforming assets as a percentage of total assets was 1.17% at September 30, 2020, up from 0.80% at December 31, 2019. At September 30, 2020, these ratios were affected by the net impact of classification as nonperforming of the commercial loans with specific allowances and the loans purchased with credit impairment from Covenant referred to above.

Table XI presents data at September 30, 2020 and at the end of each of the years ended December 31, 2015 through 2019. Table XI shows that total nonperforming loans as a percentage of loans of 1.48% at September 30, 2020, though up from December 31, 2019, was lower than the corresponding year-end ratio from 2015 through 2018. Similarly, the September 30, 2020 ratio of total nonperforming assets as a percentage of assets of 1.17% was lower than the corresponding ratio from 2015 through 2018.

Total impaired loans of $18,612,000 at September 30, 2020 are up $13,126,000 from the corresponding amount at December 31, 2019 of $5,486,000. The increase in impaired loans includes the net impact of classification as impaired of the commercial loans referred to above in the discussion of specific allowances and the loans purchased with credit impairment from Covenant.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Total nonperforming assets of $27,473,000 at September 30, 2020 are $14,162,000 higher than the corresponding amount at December 31, 2019, summarized as follows:

●Total nonaccrual loans at September 30, 2020 of $22,796,000 was $13,578,000 higher than the corresponding December 31, 2019 total of $9,218,000. Similar to the discussions above related to impaired loans and nonperforming assets, this increase reflects the impact of net changes in classification as impaired of the commercial loans subject to specific allowances and the loans purchased from Covenant with credit impairment described above.
●Total loans past due 90 days or more and still accruing interest amounted to $2,308,000 at September 30, 2020, an increase of $1,101,000 from the total at December 31, 2019. The increase includes an $603,000 increase on residential mortgages and $516,000 from loans secured by commercial real estate. Management has evaluated the loans within this category and determined they are well secured and in the process of collection at September 30, 2020.
●Foreclosed assets held for sale consisted of real estate and totaled $2,369,000 at September 30, 2020, a decrease of $517,000 from $2,886,000 at December 31, 2019. Within this decrease, there was a reduction of $1,134,000 related to the sale of a commercial real estate property in the first quarter of 2020, partially offset by the addition of an OREO property acquired from Covenant with a carrying value of $860,000. At September 30, 2020, the Corporation held eight such properties for sale, with total carrying values of $104,000 related to residential real estate and $2,265,000 related to commercial real estate. At December 31, 2019, the Corporation held ten such properties for sale, with total carrying values of $292,000 related to residential real estate, $70,000 of land and $2,524,000 related to commercial real estate. The Corporation evaluates the carrying values of foreclosed assets each quarter based on the most recent market activity or appraisals for each property.

Over the period 2015-2019 and the first nine months of 2020, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of September 30, 2020. Management continues to closely monitor its commercial loan relationships for possible credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Tables IX through XII present historical data related to loans and the allowance for loan losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)
	September 30,	September 30,	Years Ended December 31,
	2020	2019	2019	2018	2017	2016	2015
Balance, beginning of year	$9,836	$9,309	$9,309	$8,856	$8,473	$7,889	$7,336
Charge-offs:
Residential mortgage	0	(157)	(190)	(158)	(197)	(73)	(217)
Commercial	(2,343)	(6)	(6)	(165)	(132)	(597)	(251)
Consumer	(100)	(132)	(183)	(174)	(150)	(87)	(94)
Total charge-offs	(2,443)	(295)	(379)	(497)	(479)	(757)	(562)
Recoveries:
Residential mortgage	32	9	12	8	19	3	1
Commercial	0	6	6	317	4	35	214
Consumer	35	31	39	41	38	82	55
Total recoveries	67	46	57	366	61	120	270
Net charge-offs	(2,376)	(249)	(322)	(131)	(418)	(637)	(292)
Provision for loan losses	3,293	197	849	584	801	1,221	845
Balance, end of period	$10,753	$9,257	$9,836	$9,309	$8,856	$8,473	$7,889
Net charge-offs as a % of average loans	0.17%	0.02%	0.03%	0.02%	0.05%	0.09%	0.04%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	September 30,	As of December 31,
	2020	2019	2018	2017	2016	2015
ASC 310 - Impaired loans	$651	$1,051	$1,605	$1,279	$674	$820
ASC 450 - Collective segments:
Commercial	5,148	3,913	3,102	3,078	3,373	3,103
Residential mortgage	4,111	4,006	3,870	3,841	3,890	3,417
Consumer	258	281	233	159	138	122
Unallocated	585	585	499	499	398	427
Total Allowance	$10,753	$9,836	$9,309	$8,856	$8,473	$7,889

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(Dollars In Thousands)	September 30,	As of December 31,
	2020	2019	2018	2017	2016	2015
Impaired loans with a valuation allowance	$8,085	$3,375	$4,851	$4,100	$3,372	$1,933
Impaired loans without a valuation allowance	3,080	1,670	4,923	5,411	7,488	8,041
Purchased credit impaired loans	7,447	441	0	0	0	0
Total impaired loans	$18,612	$5,486	$9,774	$9,511	$10,860	$9,974
Total loans past due 30-89 days and still accruing	$3,499	$8,889	$7,142	$9,449	$7,735	$7,057
Nonperforming assets:
Purchased credit impaired loans	$7,447	$441	$0	$0	$0	$0
Other nonaccrual loans	15,349	8,777	13,113	13,404	8,736	11,517
Total nonaccrual loans	22,796	9,218	13,113	13,404	8,736	11,517
Total loans past due 90 days or more and still accruing	2,308	1,207	2,906	3,724	6,838	3,229
Total nonperforming loans	25,104	10,425	16,019	17,128	15,574	14,746
Foreclosed assets held for sale (real estate)	2,369	2,886	1,703	1,598	2,180	1,260
Total nonperforming assets	$27,473	$13,311	$17,722	$18,726	$17,754	$16,006
Loans subject to troubled debt restructurings (TDRs):
Performing	$258	$889	$655	$636	$5,803	$1,186
Nonperforming	7,779	1,737	2,884	3,027	2,874	5,178
Total TDRs	$8,037	$2,626	$3,539	$3,663	$8,677	$6,364

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(Continued)

(Dollars In Thousands)	September 30,	As of December 31,
	2020	2019	2018	2017	2016	2015
Total nonperforming loans as a % of loans	1.48%	0.88%	1.94%	2.10%	2.07%	2.09%
Total nonperforming assets as a % of assets	1.17%	0.80%	1.37%	1.47%	1.43%	1.31%
Allowance for loan losses as a % of total loans	0.64%	0.83%	1.12%	1.09%	1.13%	1.12%
Credit adjustment on purchased non-impaired loans and allowance for loan losses as a % of total loans and the credit adjustment (a)	1.05%	0.93%	1.12%	1.09%	1.13%	1.12%
Allowance for loan losses as a % of nonperforming loans	42.83%	94.35%	58.11%	51.70%	54.40%	53.50%
(a) Credit adjustment on purchased non-impaired loans at end of period	$7,127	$1,216	$0	$0	$0	$0
Allowance for loan losses	10,753	9,836	9,309	8,856	8,473	7,889
Total credit adjustment on purchased non-impaired loans at end of period and allowance for loan losses (1)	$17,880	$11,052	$9,309	$8,856	$8,473	$7,889
Total loans receivable	$1,691,370	$1,182,222	$827,563	$815,713	$751,835	$704,880
Credit adjustment on purchased non-impaired loans at end of period	7,127	1,216	0	0	0	0
Total (2)	$1,698,497	$1,183,438	$827,563	$815,713	$751,835	$704,880
Credit adjustment on purchased non-impaired loans and allowance for loan losses as a % of total loans and the credit adjustment (1)/(2)	1.05%	0.93%	1.12%	1.09%	1.13%	1.12%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	September 30,	December 31,
	2020	2019	2018	2017	2016	2015
Residential mortgage:
Residential mortgage loans - first liens	$541,827	$510,641	$372,339	$359,987	$334,102	$304,783
Residential mortgage loans - junior liens	27,907	27,503	25,450	25,325	23,706	21,146
Home equity lines of credit	40,143	33,638	34,319	35,758	38,057	39,040
1-4 Family residential construction	29,146	14,798	24,698	26,216	24,908	21,121
Total residential mortgage	639,023	586,580	456,806	447,286	420,773	386,090
Commercial:
Commercial loans secured by real estate	530,874	301,227	162,611	159,266	150,468	154,779
Commercial and industrial	156,169	126,374	91,856	88,276	83,854	75,196
Small Business Administration - Paycheck Protection Program	163,050	0	0	0	0	0
Political subdivisions	47,883	53,570	53,263	59,287	38,068	40,007
Commercial construction and land	41,906	33,555	11,962	14,527	14,287	5,122
Loans secured by farmland	11,913	12,251	7,146	7,255	7,294	7,019
Multi-family (5 or more) residential	62,330	31,070	7,180	7,713	7,896	9,188
Agricultural loans	3,561	4,319	5,659	6,178	3,998	4,671
Other commercial loans	17,385	16,535	13,950	10,986	11,475	12,152
Total commercial	1,035,071	578,901	353,627	353,488	317,340	308,134
Consumer	17,276	16,741	17,130	14,939	13,722	10,656
Total	1,691,370	1,182,222	827,563	815,713	751,835	704,880
Less: allowance for loan losses	(10,753)	(9,836)	(9,309)	(8,856)	(8,473)	(7,889)
Loans, net	$1,680,617	$1,172,386	$818,254	$806,857	$743,362	$696,991

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At September 30, 2020, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $137,180,000. The Corporation’s cash position at September 30, 2020 was elevated in part due to net cash received from the Covenant transaction on July 1, 2020 of $76.0 million that was not fully deployed in the third quarter 2020.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale debt securities with a carrying value of $15,124,000 at September 30, 2020.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation’s outstanding, available, and total credit facilities at September 30, 2020 and December 31, 2019 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019	2020	2019
Federal Home Loan Bank of Pittsburgh	$140,681	$136,424	$641,753	$416,122	$782,434	$552,546
Federal Reserve Bank Discount Window	0	0	14,654	14,244	14,654	14,244
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$140,681	$136,424	$701,407	$475,366	$842,088	$611,790

At September 30, 2020, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of short-term borrowings of $38,400,000, long-term borrowings of $101,881,000 and a letter of credit of $400,000. At December 31, 2019, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $64,000,000, short-term borrowings of $20,297,000 and long-term borrowings with a total amount of $52,127,000. Additional information regarding borrowed funds is included in Note 9 to the unaudited consolidated financial statements.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations or use repurchase agreements placed with brokers to borrow funds secured by investment assets. At September 30, 2020, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $98,509,000.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Details concerning capital ratios at September 30, 2020 and December 31, 2019 are presented below. As a small bank holding company, the Corporation is not subject to consolidated capital requirements at September 30, 2020; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies. Management believes, as of September 30, 2020, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at September 30, 2020 and December 31, 2019 exceed the Corporation’s Board policy threshold levels.

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

(Dollars in Thousands)							Minimum To Be
					Minimum To Maintain		Well
			Minimum		Capital Conservation		Capitalized Under		Minimum To Meet
			Capital		Buffer at Reporting		Prompt Corrective		the Corporation's
	Actual		Requirement		Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020:
Total capital to risk-weighted assets:
Consolidated	$256,661	17.04%	N/A	N/A	N/A	N/A	N/A	N/A	$157,448	≥10.5%
C&N Bank	233,969	15.65%	119,625	≥8%	157,008	≥10.5%	149,531	≥10%	157,008	≥10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	228,974	15.20%	N/A	N/A	N/A	N/A	N/A	N/A	127,458	≥8.5%
C&N Bank	222,854	14.90%	89,719	≥6%	127,101	≥8.5%	119,625	≥8%	127,101	≥8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	228,974	15.20%	N/A	N/A	N/A	N/A	N/A	N/A	104,965	≥7%
C&N Bank	222,854	14.90%	67,289	≥4.5%	104,672	≥7.0%	97,195	≥6.5%	104,672	≥7%
Tier 1 capital to average assets:
Consolidated	228,974	9.94%	N/A	N/A	N/A	N/A	N/A	N/A	184,289	≥8%
C&N Bank	222,854	9.74%	91,514	≥4%	N/A	N/A	114,393	≥5%	183,029	≥8%

December 31, 2019:
Total capital to risk-weighted assets:
Consolidated	$228,057	20.70%	N/A	N/A	N/A	N/A	N/A	N/A	$115,689	≥10.5%
C&N Bank	205,863	18.75%	87,817	≥8%	115,260	≥10.5%	109,771	≥10%	115,260	≥10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	211,388	19.19%	N/A	N/A	N/A	N/A	N/A	N/A	93,653	≥8.5%
C&N Bank	195,694	17.83%	65,863	≥6%	93,306	≥8.5%	87,817	≥8%	93,306	≥8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	211,388	19.19%	N/A	N/A	N/A	N/A	N/A	N/A	77,126	≥7%
C&N Bank	195,694	17.83%	49,397	≥4.5%	76,840	≥7.0%	71,351	≥6.5%	76,840	≥7%
Tier 1 capital to average assets:
Consolidated	211,388	13.10%	N/A	N/A	N/A	N/A	N/A	N/A	129,126	≥8%
C&N Bank	195,694	12.24%	63,940	≥4%	N/A	N/A	79,925	≥5%	127,879	≥8%

While it is difficult to estimate the future impact of COVID-19, the Corporation’s and C&N Bank’s capital ratios at September 30, 2020 are at levels that demonstrate the capacity to absorb significant losses if they arise while continuing to meet the requirements to be considered well capitalized.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

To avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At September 30, 2020, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

At September 30, 2020, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 7.65%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income within stockholders’ equity. The balance in Accumulated Other Comprehensive Income related to unrealized gains (losses) on available-for-sale debt securities, net of deferred income tax, amounted to $11,376,000 at September 30, 2020 and $3,511,000 at December 31, 2019. Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale debt securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale debt securities for other-than-temporary impairment at September 30, 2020.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $233,000 at September 30, 2020 and $180,000 at December 31, 2019.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

COMPREHENSIVE INCOME

Comprehensive Income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as Other Comprehensive Income (Loss). Changes in the components of Accumulated Other Comprehensive Income are included in Other Comprehensive Income (Loss), and for the Corporation, consist of changes in unrealized gains or losses on available-for-sale debt securities and changes in underfunded or overfunded defined benefit plans. Fluctuations in interest rates significantly affect fair values of available-for-sale debt securities, and accordingly have an effect on Other Comprehensive Income (Loss) in each period.

Comprehensive Income totaled $2,746,000 for the third quarter 2020 as compared to $6,335,000 in the third quarter 2019. For the three months ended September 30, 2020, Comprehensive Income included: (1) Net Income of $2,848,000, which was $2,459,000 lower than in the third quarter 2019; (2) Other Comprehensive Loss from available-for-sale debt securities of $96,000 as compared to Other Comprehensive Income of $1,035,000 in the third quarter 2019; and (3) Other Comprehensive Loss from defined benefit plans of ($6,000) as compared to ($7,000) for the third quarter 2019.

For the nine months ended September 30, 2020, Comprehensive Income totaled $20,370,000 as compared to $22,676,000 in the first nine months of 2019. For the nine months ended September 30, 2020, Comprehensive Income included: (1) Net Income of $12,452,000, which was $1,594,000 lower than net income for the first nine months of 2019; (2) Other Comprehensive Income from available-for-sale debt securities of $7,865,000 as compared to Other Comprehensive Income of $8,480,000 from net unrealized gains on available-for-sale debt securities in the first nine months of 2019; and (3) Other Comprehensive Income from defined benefit plans of $53,000 for the nine months ended September 30, 2020 as compared to Other Comprehensive Income of $150,000 for the first nine months of 2019.

ITEM 4. CONTROLS AND PROCEDURES

The Corporation’s management, under the supervision of and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the design and effectiveness of the Corporation’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. This evaluation did not include an assessment of those disclosure controls and procedures that are involved in, and did not include an assessment of, internal control over financial reporting as it relates to Covenant Financial, Inc. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective to ensure that all material information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Except as described in the following paragraph, there were no significant changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.

The Covenant Financial, Inc. acquisition was completed July 1, 2020, and during the third quarter 2020 the Corporation began the process of integrating processes and internal control over financial reporting for the former Covenant locations into those of the Corporation. Through August 24, 2020, information related to former Covenant loans, deposits and other customer data was processed using Covenant’s legacy computer system. Effective August 24, 2020, the integration of Covenant’s core customer data system into the Corporation’s system was completed. Though completion of the Covenant core system conversion was a significant milestone, at September 30, 2020, the Corporation’s management had not yet completed changes to processes, information technology systems and other components of internal control over financial reporting as part of integration activities.

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

The effect of COVID-19 and related events, including those described above and those not yet known or knowable, could have a negative effect on the Corporation’s business prospects, financial condition and results of operations, as a result of quarantines; market volatility; market downturns; changes in consumer behavior; business closures; deterioration in the credit quality of borrowers or the inability of borrowers to satisfy their obligations (and any related forbearances or restructurings that may be implemented); changes in the value of collateral securing outstanding loans; changes in the value of the investment securities portfolio; effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating the Corporation’s financial reporting and internal controls; declines in the demand for loans and other banking services and products; declines in demand resulting from adverse impacts of the disease on businesses deemed to be “non-essential” by governments; branch or office closures and business interruptions; and efforts to integrate the businesses of the Corporation and Covenant.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table sets forth a summary of the purchases by the Corporation of its common stock during the third quarter 2020.

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet
			Publicly	be Purchased
	Total Number	Average	Announced	Under
	of Shares	Price Paid	Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
July 1 - 31, 2020	0	$0	0	600,000
August 1 - 31, 2020	0	$0	0	600,000
September 1 - 30, 2020	0	$0	0	600,000

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

CITIZENS & NORTHERN CORPORATION

November 6, 2020	By: /s/ J. Bradley Scovill
Date	President and Chief Executive Officer

November 6, 2020	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer