Form 10-K
period 2020-12-31
CITIZENS & NORTHERN CORP
filed 2021-03-05
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

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

Large accelerated filer ◻ Accelerated filer ◻ Non-accelerated filer ⌧ Smaller reporting company ⌧ Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2020, the registrant’s most recently completed second fiscal quarter, was $274,805,802.

The number of shares of common stock outstanding at March 3, 2021 was 16,000,948.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of its shareholders to be held April 22, 2021 are incorporated by reference into Parts III and IV of this report.

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

The Corporation’s acquisition of Covenant Financial, Inc. (“Covenant”) was completed July 1, 2020. Covenant was the parent company of Covenant Bank, a commercial bank which operated a community bank office in Bucks County, Pennsylvania and another in Chester County, Pennsylvania. Pursuant to the transaction, Covenant merged with and into the Corporation and Covenant Bank merged with and into C&N Bank. Total purchase consideration was $63.3 million, including common stock with a fair value of $41.6 million and cash of $21.7 million. Holders of Covenant common stock prior to the consummation of the merger held approximately 12.9% of the Corporation’s common stock outstanding immediately following the merger.

Over the past few years, the Corporation has been employing a growth strategy. Presently, a majority of C&N Bank’s operations are conducted in its legacy markets in the northern tier/north central region of Pennsylvania and southern tier of New York. In 2020, with the acquisition of Covenant, the Bank expanded its presence in Southeastern Pennsylvania. The Covenant acquisition follows the acquisition of Monument Bancorp, Inc. (“Monument”) in 2019, as well as the opening of a lending office in York, Pennsylvania which is located in southcentral Pennsylvania. Mainly as a result of the acquisitions, the Corporation’s consolidated total assets at December 31, 2020 of $2.2 billion were up 73% from the corresponding total at December 31, 2018. Similarly, gross loans of $1.6 billion at December 31, 2020 were up 99% from December 31, 2018 and total deposits of $1.8 billion were up 76% from December 31, 2018.

C&N Bank is a Pennsylvania banking institution that was formed by the consolidation of Northern National Bank of Wellsboro and Citizens National Bank of Towanda in 1971. C&N Bank has held its current name since May 6, 1975, at which time C&N Bank changed its charter from a national bank to a Pennsylvania bank. The Bank has expanded its presence over the past several decades through a series of mergers as well as by opening new branch and lending offices and providing access to banking services via the internet and through ATMs. At December 31, 2020, the Bank had 29 branch offices, including 23 in the northern tier/north central region of Pennsylvania, 4 in Southeastern Pennsylvania (3 in Bucks County and 1 in Chester County) and 2 in the southern tier of New York State. In addition to its branch locations, the Bank had lending offices in York, Pennsylvania and Elmira, New York.

C&N Bank provides an extensive range of banking services, including deposit and loan products for personal and commercial customers. The Bank also maintains a trust department that provides a wide range of financial services, such as 401(k) plans, retirement planning, estate planning, estate settlements and asset management. C&N Financial Services Corporation (“C&NFSC”), a wholly-owned subsidiary of the Bank, is a licensed insurance agency that provides insurance products to individuals and businesses and through its broker-dealer division, offers mutual funds, annuities, educational savings accounts and other investment products through registered agents. C&NFSC’s operations are not significant in relation to the total operations of the Corporation.

In 2017, C&N Bank established Northern Tier Holding LLC, to acquire, hold and dispose of real property acquired by the Bank. C&N Bank is the sole member of Northern Tier Holding LLC.

All phases of the Bank’s business are competitive. The Bank competes with online financial institutions, local commercial banks headquartered in our market areas and other commercial banks with branches in our market area. Many of the online financial institutions and some of the banks that have branches in our market areas are larger in overall size. With respect to lending activities and attracting deposits, the Bank also competes with savings banks, savings and loan associations, insurance companies, regulated small loan companies and credit unions. Also, the Bank competes with mutual funds, exchange-traded funds and other investment vehicles for deposits. C&N Bank competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals for trust, investment management, brokerage and insurance services. The Bank is generally competitive with all financial institutions in our service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans. The Bank serves a diverse customer base and is not economically dependent on any small group of customers or on any individual industry.

At December 31, 2020, C&N Bank had total assets of $2,222,478,000, total deposits of $1,827,881,000 and net loans outstanding of $1,632,824,000.

Most activities of the Corporation and its subsidiaries are regulated by federal or state agencies. The primary regulatory relationships are described as follows:

●	The Corporation is a bank holding company formed under the provisions of Section 3 of the Federal Reserve Act. The Corporation is under the direct supervision of the Federal Reserve and must comply with the reporting requirements of the Federal Bank Holding Company Act.
●	C&N Bank is a state-chartered, nonmember bank, supervised by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities.
●	C&NFSC is a Pennsylvania corporation. The Pennsylvania Department of Insurance regulates C&NFSC’s insurance activities. Brokerage products are offered through third party networking agreements.
●	Bucktail is incorporated in the state of Arizona and supervised by the Arizona Department of Insurance.

A copy of the Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current events reports on Form 8-K, and amendments to these reports, will be furnished without charge upon written request to the Corporation’s Treasurer at P.O. Box 58, Wellsboro, PA 16901. Copies of these reports will be furnished as soon as reasonably possible after they are filed electronically with the Securities and Exchange Commission. The information is also available through the Corporation’s web site at www.cnbankpa.com

Human Capital

The Corporation’s Board of Directors and executive leadership team have established the following mission, vision and values:

Mission: Creating value through lifelong relationships with our customers, teammates, shareholders and communities.

Vision: Every customer says “C&N is the ONLY bank I need.”

Values: Teamwork, Respect, Responsibility and Accountability, Excellence, Integrity, Client Focus, Have Fun.

We recognize that our ability to create value on a consistent basis is highly dependent upon the effectiveness of our team.

The Corporation‘s key human capital management objectives are to attract and retain diverse raw and seasoned talent that fits our values and culture. Our talent strategy focuses on acquiring new employees through branding and outreach programs, developing employees though a robust onboarding program, ongoing training, and performance management, and retaining employees through recognition, engagement, and an attractive total rewards package.

Diversity and Inclusion

At C&N Bank, we are committed to creating value through relationships. At the heart of this mission is a promise of excellence in service to all people, as demonstrated by our commitment to equity of opportunity, inclusion and our fostering of a spirit of belonging. We live our values of respect, integrity and excellence by creating access and providing support to help our diverse constituents of customers, teammates, shareholders and communities in achieving their financial goals. We embrace inclusion of all of our stakeholders as an important component of our vision to be the ONLY bank our customers need.

Compensation and Benefits

The Corporation offers competitive compensation to attract and retain talent. Our generous total rewards package includes market-competitive salary, bonuses or sales commissions, short-term and long-term equity incentives, healthcare and retirement benefits, and paid time off. Employees have regular performance reviews and salary raises commensurate with performance. Employees have access to a holistic suite of items within our employee assistance program that caters to physical, emotional, and mental wellbeing for the employee and their family. Additionally, we have conducted discretionary bonus payouts – the most recent grant program took place in 2020 and was in recognition of our employees’ special efforts during the COVID-19 pandemic.

Training and Development

The Corporation provides a robust training and development program that supports our culture, prepares employees for their immediate role, develops them for long term success at the bank and supports personal enrichment. We offer functional training, culture building exercises, personal development, C&N Bank history, C&N Bank integration and ongoing technical training throughout each year. Employees also have access to additional educational and development opportunities including tuition reimbursement and certification programs.

Communication and Engagement

At C&N, we believe in the importance of employee communication and engagement. We utilize several methods to foster engagement, including activities such as Employee Recognition programs, Service Anniversary Awards, Bank wide monthly calls, semi-annual Bank wide events, annual employee surveys, focus groups, daily huddles, and the Giving Back, Giving Together community service program. We believe keeping our team well informed, connected, and appreciated adds to the success of our organization.

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

Coronavirus Outbreak – In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since first being reported in China, the coronavirus has spread to additional countries including the United States.

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

Risk Related to Acquisition Activity – As described in Item 1, the Corporation has completed two acquisitions of banking companies over the past two years (Covenant and Monument) and expanded its geographic footprint to Southeastern and southcentral Pennsylvania. Further, management intends to continue to pursue additional acquisition opportunities. Potential acquisitions may disrupt the Corporation’s business and dilute shareholder value. We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial service companies. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including: potential exposure to unknown or contingent liabilities of the target company, exposure to potential asset quality issues of the target company, difficulty and expense of integrating the operations and personnel of the target company, potential disruption to the Corporation’s business, potential diversion of management’s time and attention, the possible loss of key employees and customers of the target company, difficulty in estimating the value of the target company and potential changes in banking or tax laws or regulations that may affect the target company. Acquisitions may involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and net income per share of common stock may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue projections, cost savings, increases in geographic or product presence, and/or other projected benefits from recent or future acquisitions could have a material adverse effect on the Corporation’s financial condition or results of operations.

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

Limited Geographic Diversification - The Corporation grants commercial, residential and personal loans to customers primarily in the Corporation’s legacy markets of the northern tier/north central regions of Pennsylvania and southern tier of New York and in Southeastern and southcentral Pennsylvania. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within these regions. Deterioration in economic conditions could adversely affect the quality of the Corporation’s loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

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

Inability to Attract and Develop Qualified Personnel – The Corporation believes that our future success will depend in large part on our ability to attract, develop and retain highly qualified management, lending, financial, technical, marketing, sales, and support personnel. Competition for qualified personnel is intense and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for us to hire personnel over time. Our ability to retain key officers and employees may be further impacted by legislation and regulation affecting the financial services industry. For example, legislation and bank regulatory action that places restrictions on executive compensation at, and the pay practices of, financial institutions may further impact our ability to compete for talent with other industries that are not subject to the same limitations as financial institutions. Any inability to attract, develop and retain significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.

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

Securities Markets – The fair value of the Corporation’s available-for-sale debt securities, as well as the revenues the Corporation earns from its Trust and Financial Management and brokerage services, are sensitive to price fluctuations and market events.

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

Mortgage Banking – Since 2009, the Corporation has originated and sold residential mortgage loans to the secondary market through the MPF Xtra program. Since 2014, the Corporation has also originated and sold residential mortgage loans to the secondary market through the MPF Original program. Both of these programs are administered by the Federal Home Loan Banks of Pittsburgh and Chicago. At December 31, 2020, the total outstanding balance of residential mortgages sold and serviced through the two programs amounted to $278,857,000. The Corporation must strictly adhere to the MPF Xtra and MPF Original program guidelines for origination, underwriting and servicing loans, and failure to do so may result in the Corporation being forced to repurchase loans or being dropped from the program. As of December 31, 2020, the total outstanding balance of residential mortgage loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,714,000. If the volume of such forced repurchases of loans were to increase significantly, or if the Corporation were to be dropped from the programs, it could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Corporation’s full-service banking branch properties as of December 31, 2020 totaled 29 branches located in Bradford, Bucks, Cameron, Chester, Lycoming, McKean, Potter, Sullivan and Tioga Counties in Pennsylvania and Steuben County in New York. Of those branches, 25 were owned and 4 were leased. The Corporation operates loan production offices in Elmira, New York and York, Pennsylvania and operates 4 administrative offices in Wellsboro and Doylestown, Pennsylvania. Of the 35 total properties, 29 were owned and 6 were leased. The Corporation’s headquarters is located in Wellsboro, Pennsylvania.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

QUARTERLY SHARE DATA

Trades of the Corporation’s stock are executed through various brokers who maintain a market in the Corporation’s stock. The Corporation’s stock is listed on the NASDAQ Capital Market with the trading symbol CZNC. As of December 31, 2020, there were 2,147 shareholders of record of the Corporation’s common stock.

The following table sets forth the high and low sales prices of the common stock and dividends declared per quarter during 2020 and 2019.

	2020			2019
			Dividend			Dividend
			Declared			Declared
			per			per
	High	Low	Quarter	High	Low	Quarter
First quarter	$29.06	$15.69	$0.27	$27.07	$23.60	$0.37
Second quarter	22.89	16.20	0.27	29.25	25.02	0.27
Third quarter	20.76	14.92	0.27	27.00	22.52	0.27
Fourth quarter	20.84	16.05	0.27	28.58	24.23	0.27

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

The following table sets forth a summary of purchases by the Corporation, in the open market, of its equity securities during the fourth quarter 2020:

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet
			Publicly	be Purchased
	Total Number	Average	Announced	Under
	of Shares	Price Paid	Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
October 1 - 31, 2020	0	$0	0	600,000
November 1 - 30, 2020	0	$0	0	600,000
December 1 - 31, 2020	0	$0	0	600,000

PERFORMANCE GRAPH

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the Russell 2000 and a Peer Group Index of similar banking organizations selected by the Corporation for the five-year period commencing December 31, 2015 and ended December 31, 2020. The index values are market-weighted dividend-reinvestment numbers, which measure the total return for investing $100.00 five years ago. This meets Securities & Exchange Commission requirements for showing dividend reinvestment share performance over a five-year period and measures the return to an investor for placing $100.00 into a group of bank stocks and reinvesting any and all dividends into the purchase of more of the same stock for which dividends were paid.

Total Return Performance
250
200
150
100
50
Citizens & Northern Corporation
Russell 2000 Index
Peer Group
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Citizens & Northern Corporation	100.00	131.18	125.40	144.14	161.19	119.65
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
Peer Group	100.00	135.91	161.32	145.48	175.14	138.85

Peer Group includes all publicly traded SEC filing Commercial Banks & Thrifts within NJ, NY, OH, PA, MD, and WV with assets between $1.1B and $4.6B as of 9/30/2020

Source: S&P Global Market Intelligence

© 2021

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Stock Incentive Plan and Independent Directors Stock Incentive Plan, both of which have been approved by the Corporation’s shareholders. The figures shown in the table below are as of December 31, 2020.

Number of
	Number of	Weighted-	Securities
	Securities to be	average	Remaining
	Issued Upon	Exercise	for Future
	Exercise of	Price of	Issuance Under
	Outstanding	Outstanding	Equity Compen-
	Options	Options	sation Plans
Equity compensation plans approved by shareholders	57,111	$18.92	269,746

Equity compensation plans not approved by shareholders	0	N/A	0

More details related to the Corporation’s equity compensation plans are provided in Notes 1 and 13 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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
●changes in general economic conditions
●legislative or regulatory changes
●downturn in demand for loan, deposit and other financial services in the Corporation’s market area
●increased competition from other banks and non-bank providers of financial services
●	technological changes and increased technology-related costs
●changes in accounting principles, or the application of generally accepted accounting principles
●	failure to achieve merger-related synergies and difficulties in integrating the business and operations of acquired institutions

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

CORONAVIRUS (COVID-19) OUTBREAK

The Corporation’s Pandemic Committee has been very active since March 2020, providing frequent communication with employees and clients by telephone, video conference, email and digital tools, while substantially limiting business travel.  Since the pandemic began, the Committee instituted measures to protect the health of employees and clients, including temporarily operating branch locations on a drive-through only basis and transitioning a significant portion of the Corporation’s employees to remote work. Currently all branches have limited operations to drive-up and appointment-only services. No furloughs or layoffs of employees have been made to date.

Emergency restrictions on the activities of businesses and individuals have resulted in significant adverse economic effects and a significant number of layoffs and furloughs of employees nationwide and in the regions in which the Corporation operates. The ultimate effect of COVID-19 on the local or broader economy is not known nor is the ultimate length of the restrictions described and any accompanying effects. In 2020, the Corporation increased the allowance for loan losses $785,000 based on an increase in qualitative factors related to potential deterioration in economic conditions. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its economic impact, the total impact on the Corporation’s loan portfolio is not determinable.

Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provides that, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act terminates (the “applicable period”), the Corporation may elect to suspend U.S. GAAP for loan modifications related to the pandemic that would otherwise be categorized as troubled debt restructurings (TDRs) and suspend any determination of a loan modified as a result of the effects of the pandemic as being a TDR, including impairment for accounting purposes. The suspension is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. The suspension is not applicable to any adverse impact on the credit of a borrower that is not related to the pandemic.

On December 27, 2020, the President of the United States signed into law the Consolidated Appropriations Act, 2021 (the “CAA Act”), which both funds the federal government until September 30, 2021 and broadly addresses additional COVID-19 responses and relief.  Among the additional relief measures included are certain extensions to elements of the CARES Act, including extension of temporary relief from troubled debt restructurings established under Section 4013 of the CARES Act to the earlier of a) January 1, 2022, or b) the date that is 60 days after the date on which the national COVID-19 emergency terminates.

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

To work with clients impacted by COVID-19, the Corporation is offering short-term loan modifications on a case-by-case basis to borrowers who were current in their payments at the inception of the loan modification program. Prior to merging with the Corporation on July 1, 2020, Covenant Financial Inc. (“Covenant”) had a similar program in place, and these modified loans have been incorporated into the Corporation’s program. These efforts have been designed to assist borrowers as they deal with the current crisis and help the Corporation mitigate credit risk. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term. Consistent with Section 4013 of the CARES Act and guidance from the joint interagency statement described in the preceding paragraphs, the modified loans have not been reported as past due, nonaccrual  or as TDRs at December 31, 2020. Most of the modifications under the program became effective in March or the second quarter 2020 and provided a deferral of interest or principal and interest for 90-to-180 days. Accordingly, most of the loans for which deferrals were granted returned to full payment status prior to December 31, 2020. At December 31, 2020, there were 45 loans in deferral status with a total recorded investment of $37,397,000, including 27 commercial loans with a total recorded investment of $35,002,000. A breakdown of these commercial loans by industry is as follows:

	Deferrals Remaining
	As of December 31, 2020
(Dollars In Thousands)	Number
	of	Recorded
Commercial Loans Modified - Summary	Loans	Investment
Accommodation and food services - hotels	6	$25,090
Lessors of residential buildings & dwellings	4	3,108
Lessors of nonresidential buildings (except miniwarehouses)	2	2,471
Accommodation and food services - other	3	1,102
Transportation and warehousing	4	952
Real estate rental and leasing - other	2	927
Religious organizations	2	755
Golf courses and country clubs	1	380
Breweries	2	201
Personal care services	1	16
	27	$35,002

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

As of December 31, 2020, the recorded investment in PPP loans was $132,269,000, including contractual principal balances of $134,802,000, increased by a market rate adjustment on PPP loans acquired from Covenant of $504,000 and reduced by net deferred origination fees of $3,037,000. Accretion of fees received on PPP loans, net of amortization of the market rate adjustment on PPP loans acquired from Covenant, was $1,945,000 for the year ended December 31, 2020.

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

C&N Bank’s leverage ratio (Tier 1 capital to average assets) at December 31, 2020 of 10.12% is significantly higher than the well-capitalized threshold of 5%, an excess capital amount of $113.9 million. Similarly, the total capital to risk-weighted assets ratio at December 31, 2020 is 15.98%, which exceeds the well-capitalized threshold of 10%, an excess capital amount of $88.7 million.

Additional details regarding the Corporation’s and C&N Bank’s regulatory capital position are provided in the “Stockholders’ Equity and Capital Adequacy” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

ACQUISITIONS OF COVENANT FINANCIAL, INC. AND MONUMENT BANCORP, INC

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

In connection with the acquisition, effective July 1, 2020, the Corporation recorded goodwill of $24.1 million and a core deposit intangible asset of $3.1 million. Assets acquired included loans valued at $464.2 million, cash and due from banks of $97.8 million, bank-owned life insurance valued at $11.2 million and securities valued at $10.8 million. Liabilities assumed included deposits valued at $481.8 million, borrowings valued at $64.0 million and subordinated debt valued at $10.1 million. The assets purchased and liabilities assumed in the acquisition were recorded at their preliminary estimated fair values at the time of closing and may be adjusted for up to one year subsequent to the acquisition.

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

In 2020, the Corporation incurred pre-tax merger-related expenses related to the Covenant transaction of $7.7 million. Merger-related expenses include severance and similar expenses as well as expenses related to conversion of Covenant’s core customer system data into the Corporation’s core system and legal and other professional expenses. Management expects additional merger-related expenses associated with the Covenant acquisition will be insignificant.

Merger-related expenses associated with the Monument transaction totaled $3.8 million for the year ended December 31, 2019.

EARNINGS OVERVIEW

Net income for the year ended December 31, 2020 was $19,222,000, or $1.30 per diluted share as compared to 2019 net income of $19,504,000 or $1.46 per share. Earnings for the year ended December 31, 2020 were significantly impacted by the Covenant acquisition, including the effects of merger-related expenses described earlier. Earnings for the year ended December 31, 2020 included a pre-tax loss of $1.6 million on prepayment of long-term borrowings (Federal Home Loan Bank of Pittsburgh advances) with outstanding balances totaling $48.0 million. The borrowings included several advances maturing in 2022 through 2024 with a weighted-average interest rate of 1.77% and a weighted-average duration of 2.3 years. Management estimated the use of excess cash to prepay borrowings would generate an improvement in the net interest margin of approximately 0.11% in 2021 over previous internal projections, and that the loss would be recovered through higher future earnings in approximately two years. Excluding the impact of merger-related expenses, loss on prepayment of borrowings and net securities gains, adjusted (non-U.S. GAAP) earnings for 2020 would be $26,514,000 or $1.79 per share as compared to similarly adjusted (non-GAAP) earnings of $22,756,000 or $1.70 per share for 2019.

The following table provides a reconciliation of the Corporation’s 2020 earnings results under U.S. generally accepted accounting principles (U.S. GAAP) to comparative non-U.S. GAAP results excluding merger-related expenses, loss on prepayment of borrowings and net securities gains. Management believes disclosure of 2020 and 2019 earnings results, adjusted to exclude the impact of these items, provides useful information to investors for comparative purposes.

RECONCILIATION OF NET INCOME AND

DILUTED EARNINGS PER SHARE TO NON-U.S.

GAAP MEASURE

(Dollars In Thousands, Except Per Share Data)

	Year Ended December 31, 2020				Year Ended December 31, 2019
	Income			Diluted	Income			Diluted
	Before			Earnings	Before			Earnings
	Income	Income		per	Income	Income		per
	Tax	Tax	Net	Common	Tax	Tax	Net	Common
	Provision	Provision	Income	Share	Provision	Provision	Income	Share
Results as Presented Under U.S. GAAP	$23,212	$3,990	$19,222	$1.30	$23,409	$3,905	$19,504	$1.46
Add: Merger-Related Expenses (1)	7,708	1,574	6,134		4,099	829	3,270
Add: Loss on Prepayment of Borrowings (1)	1,636	344	1,292		0	0	0
Net Gains on Available-for-Sale Debt Securities (1)	(169)	(35)	(134)		(23)	(5)	(18)
Adjusted Earnings (Non-U.S. GAAP)	$32,387	$5,873	$26,514	$1.79	$27,485	$4,729	$22,756	$1.70
(1)	Income tax has been allocated based on a marginal income tax rate of 21%. The effect on the income tax provision of merger-related expenses is adjusted for the estimated nondeductible portion of the expenses.

In 2020, interest income on loans acquired from Covenant, partially offset by interest expense on deposits, borrowings and subordinated debt assumed, contributed to growth in net interest income, while costs associated with the expansion contributed to an increase in noninterest expenses. Results for 2019 were significantly impacted by the Monument acquisition.

Other significant variances were as follows:

●	Net interest income was up $13,077,000 (24.0%) in 2020 over 2019, reflecting the benefits of growth, particularly from the mid-year Covenant acquisition as well as the impact of former Monument activity for the full year as compared to the final nine months of 2019. In 2020, annual average outstanding loans totaled $1.445 billion, an increase of $387.5 million over 2019, and annual average total deposits of $1.586 billion were up $372.7 million. The net interest margin was 3.69% for 2020, down from 3.86% in 2019. The average yield on earning assets in 2020 was down 0.37% from 2019, while the average rate on interest-bearing liabilities was down 0.30% between periods. Accretion and amortization of purchase accounting adjustments had a net positive impact on net interest income of $3,272,000 for 2020 as compared to a net positive impact of $558,000 in 2019.
●	The provision for loan losses of $3,913,000 for 2020 was higher than the 2019 provision by $3,064,000. The provision included the impact of a charge-off of $2,219,000 on a commercial loan of $3,500,000. In total, the 2020 provision included a net charge of $2,238,000 related to specific loans (net decrease in specific allowances on loans of $126,000 and net charge-offs of $2,364,000) and a $1,675,000 increase in the collectively determined portion of the allowance for loan losses. The increase in the collectively determined portion of the allowance includes the impact of an increase in the net charge-off experience factor for commercial loans and an increase in qualitative factors. In comparison, the 2019 provision of $849,000 included a net reduction in expense of $232,000 related to specific loans (net decrease in specific allowances on loans of $554,000 and net charge-offs of $322,000), a net $1,193,000 charge attributable to loan growth and a net reduction in expense of $112,000 related to changes in historical loss and qualitative factors and the unallocated portion of the allowance.
●	Noninterest income increased $5,060,000, or 26.2% in 2020 over 2019. Significant variances include the following:
➢	Net gains from sales of loans totaled $5,403,000 in 2020, an increase of $4,479,000 over 2019, reflecting an increase in volume of mortgage loans sold, resulting mainly from the impact of lower interest rates on the housing market and refinancing activity. Total proceeds from sales of residential mortgage loans amounted to $163.1 million in 2020 as compared to $30.1 million in 2019.

➢	Other noninterest income totaled $3,010,000, an increase of $1,135,000 over 2019. Income from realization of tax credits of $504,000 was $349,000 higher in 2020 as compared to 2019. In 2020, income from a life insurance arrangement in which benefits were split between C&N and heirs of a former employee was $279,000. Dividend income from Federal Home Loan Bank stock of $654,000 was up $167,000, reflecting a higher average balance of stock held due to increased borrowings and credit card interchange income totaled $289,000 in 2020, an increase of $76,000 over 2019. Fee income from credit enhancement provided on residential mortgage loans sold totaled $227,000 in 2020, an increase of $137,000 over 2019.

➢	Service charges on deposit accounts were down $1,127,000, or 21.0% in 2020 over 2019 as the volume of consumer and business overdraft activity fell.

●	Noninterest expense, excluding merger-related expenses and loss on prepayment of borrowings, increased $10,171,000 in 2020 over 2019. Significant variances included the following:
➢	Salaries and wages and benefits expense increased $6,581,000, reflecting: inclusion of Covenant for six months in 2020 and the former Monument operations for all of 2020 as compared to nine months in 2019; an increase in incentive compensation mainly attributable to increases in earnings performance as compared to peers and an increase in residential mortgage origination volume; annual merit-based salary adjustments; an increase in overtime pay related mainly to mortgage lending activity; a reduction in expense due to a higher proportion of payroll costs capitalized (added to the carrying value of loans) due to the high volume of PPP loans originated; and an increase in health care expense due to higher claims on the Corporation’s partially self-insured plan.
➢	Data processing expenses increased $1,050,000, including the impact of increases in software licensing and maintenance costs associated with core banking, lending, trust and other functions as well as professional fees associated with analysis of the Corporation’s online delivery channel.
➢	Other noninterest expense increased $761,000. Within this category, significant variances included the following:
●	Other operational losses increased $554,000, including estimated accruals of $340,000 for penalties related to certain information returns and an estimated accrual of $200,000 related to a state tax reporting matter.
●	Donations expense increased $460,000, mainly due to an increase in donations associated with the Pennsylvania Educational Improvement Tax Credit program.
●	Amortization of core deposit intangibles increased $318,000, mainly resulting from the Covenant acquisition.
●	Expenses related to other real estate properties decreased $340,000. The reduction resulted from the completion in the first quarter 2020 of a complex commercial workout situation for which a significant amount of expenses were incurred in 2019.
●	Consulting expenses related to the overdraft privilege program decreased $201,000 consistent with the decrease in overdraft fees collected.
➢	Professional fee expense increased $623,000, including costs associated with a change in certain trust administrative activities to handle them on an outsourced basis.
➢	Occupancy expense increased $381,000, primarily reflecting an increase due to the Covenant acquisition.
➢	Pennsylvania shares tax expense increased $309,000 reflecting the impact of an increase in C&N Bank’s stockholder’s equity.
●	The income tax provision was $3,990,000 for the year ended December 31, 2020, up from $3,905,000 for the year ended December 31, 2019. Pre-tax income was $197,000 lower for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The effective tax rate was 17.2% for the year ended December 31, 2020, slightly higher than the 16.7% effective tax rate for the year ended December 31, 2019.

More detailed information concerning the Corporation’s earnings results are provided in other sections of Management’s Discussion and Analysis.

CRITICAL ACCOUNTING POLICIES

The presentation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

Allowance for Loan Losses – A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. Management believes the allowance for loan losses is adequate and reasonable. Notes 1 and 8 to the consolidated financial statements provide an overview of the process management uses for evaluating and determining the allowance for loan losses, and additional discussion of the allowance for loan losses is provided in a separate section later in Management’s Discussion and Analysis. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

Business Combinations – We account for business combinations under the purchase method of accounting. The application of this method of accounting requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are amortized, accreted or depreciated from those that are recorded as goodwill. Our estimates of the fair values of assets acquired and liabilities assumed are based upon assumptions that we believe to be reasonable.

Goodwill – Goodwill is tested at least annually at December 31 for impairment, or more often if events or circumstances indicate there may be impairment. In 2020, the COVID-19 pandemic led to government-imposed emergency restrictions that have had significant adverse effects on macroeconomic conditions. The ultimate effect of COVID-19 on the local or broader economy is not known nor is the ultimate length of the restrictions described and any accompanying effects.

In testing goodwill for impairment at December 31, 2020, the Corporation by-passed performing a qualitative assessment and performed a quantitative assessment based on comparison of the Corporation’s market capitalization to its stockholders’ equity, resulting in the determination that the fair value of its reporting unit, its community banking operation, exceeded its carrying amount. Accordingly, there was no goodwill impairment at December 31, 2020.

Fair Value of Debt Securities – Another material estimate is the calculation of fair values of the Corporation’s debt securities. For most of the Corporation’s debt securities, the Corporation receives estimated fair values of debt securities from an independent valuation service, or from brokers. In developing fair values, the valuation service and the brokers use estimates of cash flows, based on historical performance of similar instruments in similar interest rate environments. Based on experience, management is aware that estimated fair values of debt securities tend to vary among brokers and other valuation services.

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation’s net interest income in 2020 and 2019. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the tables.

Fully taxable equivalent net interest income was $68,545,000 in 2020, $13,013,000 (23.4%) higher than in 2019. Interest income was $12,325,000 higher in 2020 as compared to 2019; interest expense was lower by $688,000 in comparing the same periods. As presented in Table II, the Net Interest Margin was 3.69% in 2020 as compared to 3.86% in 2019, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) decreased to 3.49% in 2020 from 3.56% in 2019.

Income from purchase accounting-related adjustments in 2020 had a positive effect on net interest income of $3,272,000, including an increase in income on loans of $1,888,000 and reductions in interest expense on time deposits of $928,000 and on borrowed funds of $456,000. The positive impact to the net interest margin from purchase accounting adjustments was 0.18% in 2020 and 0.04% in 2019.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $78,140,000 in 2020, an increase of 18.7% from 2019. Interest and fees on loans receivable increased $13,881,000, or 24.9%, to $69,606,000 in 2020 from $55,725,000 in 2019. Table III shows the increase in interest on loans includes $17,713,000 attributable to an increase in volume and a decrease of $3,832,000 related to a decrease in average yield. The average balance of loans receivable increased $387,539,000 (36.6%) to $1,445,098,000 in 2020 from $1,057,559,000 in 2019. The increase in average balance reflects the Corporation’s purchase of Covenant on July 1, 2020.  The average balance of loans outstanding in 2020 attributable to the former Covenant operations totaled $234,062,000, including PPP loans of $32,279,000.   Excluding Covenant, average loans outstanding increased $153,477,000, including PPP loans of $66,187,000. The increase in average loans outstanding includes the effect of loans acquired from Monument, effective April 1, 2019, as well as subsequent loan growth over the last three quarters of 2019. The average yield on loans in 2020 was 4.82% compared to 5.27% in 2019.

Interest income on available-for-sale debt securities totaled $8,203,000 in 2020, a reduction of $1,328,000 from the total for 2019. As indicated in Table II, average available-for-sale debt securities (at amortized cost) totaled $328,445,000 in 2020, a decrease of $28,839,000 (8.1%) from 2019. The average yield on available-for-sale debt securities decreased to 2.50% in 2020 from 2.67% in 2019.

Interest income from interest-bearing deposits in banks totaled $251,000 in 2020, a decrease of $263,000 from the total for 2019. The most significant categories of assets within this category include interest-bearing balances held with the Federal Reserve and investments in certificates of deposit issued by other banks.  The average balance increased $58,876,000, partly due to cash received in the Covenant transaction that was not fully deployed.  The average yield on interest-bearing deposits with banks fell to 0.31% in 2020 from 2.37% in 2019, which is a result of the decreases to the rates paid on balances held at the Federal Reserve.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense decreased $688,000, or 6.7%, to $9,595,000 in 2020 from $10,283,000 in 2019. Table II shows that the overall cost of funds on interest-bearing liabilities decreased to 0.72% in 2020 from 1.02% in 2019.

Total average deposit balances (interest-bearing and noninterest-bearing) increased $372,722,000 to $1,586,409,000 in 2020 from $1,213,687,000 in 2019. The average balance of deposits from the former Covenant operations totaled $225,541,000. Excluding Covenant average deposits for 2020, deposits increased $147,181,000 over the comparative amount for 2019, reflecting the inclusion of deposits assumed from Monument for all of 2020 as compared to nine months in 2019 as well as increases in deposits related to PPP and other government stimulus programs.

Interest expense on deposits decreased $959,000 in 2020 over 2019. The average rate on interest-bearing deposits decreased to 0.60% in 2020 from 0.89% in 2019, consistent with the reduction in market rates in 2020.

Interest expense on borrowed funds increased $271,000 in 2020 as compared to 2019. Total average borrowed funds increased $46,553,000 to $129,265,000 in 2020 from $82,712,000 in 2019. The increase in average borrowed funds includes the impact of borrowings originated to fund loan growth in the last three quarters of 2019 and borrowings assumed from Covenant. The average rate on total borrowed funds was 1.83% in 2020 compared to 2.53% in 2019. The decrease in the average rate on borrowed funds in 2020 reflects the impact of a reduction in market rates.

TABLE I - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Year Ended
	December 31,		Increase/
(In Thousands)	2020	2019	(Decrease)
INTEREST INCOME
Interest-bearing due from banks	$251	$514	$(263)
Available-for-sale debt securities:
Taxable	5,534	7,008	(1,474)
Tax-exempt	2,669	2,523	146
Total available-for-sale debt securities	8,203	9,531	(1,328)
Loans receivable:
Taxable	64,460	53,086	11,374
Paycheck Protection Program (Taxable)	2,924	0	2,924
Tax-exempt	2,222	2,639	(417)
Total loans receivable	69,606	55,725	13,881
Other earning assets	80	45	35
Total Interest Income	78,140	65,815	12,325

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	948	1,155	(207)
Money market	1,172	962	210
Savings	230	246	(16)
Time deposits	4,881	5,827	(946)
Total interest-bearing deposits	7,231	8,190	(959)
Borrowed funds:
Short-term	367	733	(366)
Long-term	1,291	1,013	278
Subordinated debt	706	347	359
Total borrowed funds	2,364	2,093	271
Total Interest Expense	9,595	10,283	(688)

Net Interest Income	$68,545	$55,532	$13,013
(1)	Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	Fees on loans are included with interest on loans and amounted to $4,134,000 in 2020 and $919,000 in 2019.

TABLE II - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars In Thousands)	Year		Year
	Ended	Rate of	Ended	Rate of
	12/31/2020	Return/	12/31/2019	Return/
	Average	Cost of	Average	Cost of
	Balance	Funds%	Balance	Funds%
EARNING ASSETS
Interest-bearing due from banks	$80,587	0.31%	$21,711	2.37%
Available-for-sale securities,
at amortized cost:
Taxable	238,407	2.32%	284,072	2.47%
Tax-exempt	90,038	2.96%	73,212	3.45%
Total available-for-sale debt securities	328,445	2.50%	357,284	2.67%
Loans receivable:
Taxable	1,285,383	5.01%	988,560	5.37%
Paycheck Protection Program (Taxable)	98,466	2.97%	0	0.00%
Tax-exempt	61,249	3.63%	68,999	3.82%
Total loans receivable	1,445,098	4.82%	1,057,559	5.27%
Other earning assets	2,357	3.39%	1,439	3.13%
Total Earning Assets	1,856,487	4.21%	1,437,993	4.58%
Cash	25,439		19,906
Unrealized gain/loss on securities	12,487		1,347
Allowance for loan losses	(11,018)		(8,876)
Bank-owned life insurance	24,415		18,543
Bank premises and equipment	19,826		15,914
Intangible assets	43,330		25,531
Other assets	38,859		30,111
Total Assets	$2,009,825		$1,540,469

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$310,782	0.31%	$217,910	0.53%
Money market	298,736	0.39%	194,849	0.49%
Savings	189,316	0.12%	167,677	0.15%
Time deposits	397,974	1.23%	344,446	1.69%
Total interest-bearing deposits	1,196,808	0.60%	924,882	0.89%
Borrowed funds:
Short-term	34,212	1.07%	33,521	2.19%
Long-term	83,500	1.55%	43,917	2.31%
Subordinated debt	11,553	6.11%	5,274	6.58%
Total borrowed funds	129,265	1.83%	82,712	2.53%
Total Interest-bearing Liabilities.	1,326,073	0.72%	1,007,594	1.02%
Demand deposits	389,601		288,805
Other liabilities	20,800		14,624
Total Liabilities	1,736,474		1,311,023
Stockholders' equity, excluding accumulated
other comprehensive income/loss	263,253		228,103
Accumulated other comprehensive income/loss	10,098		1,343
Total Stockholders' Equity	273,351		229,446
Total Liabilities and Stockholders' Equity	$2,009,825		$1,540,469
Interest Rate Spread		3.49%		3.56%
Net Interest Income/Earning Assets		3.69%		3.86%

Total Deposits (Interest-bearing
and Demand)	$1,586,409		$1,213,687
(1)	Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

TABLE III -  ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	Year Ended 12/31/2020 vs. 12/31/2019
	Change in	Change in	Total
	Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks	$477	$(740)	$(263)
Available-for-sale debt securities:
Taxable	(1,078)	(396)	(1,474)
Tax-exempt	530	(384)	146
Total available-for-sale debt securities	(548)	(780)	(1,328)
Loans receivable:
Taxable	15,075	(3,701)	11,374
Paycheck Protection Program (Taxable)	2,924	0	2,924
Tax-exempt	(286)	(131)	(417)
Total loans receivable	17,713	(3,832)	13,881
Other earning assets	31	4	35
Total Interest Income	17,673	(5,348)	12,325

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	387	(594)	(207)
Money market	437	(227)	210
Savings	29	(45)	(16)
Time deposits	816	(1,762)	(946)
Total interest-bearing deposits	1,669	(2,628)	(959)
Borrowed funds:
Short-term	15	(381)	(366)
Long-term	693	(415)	278
Subordinated debt	386	(27)	359
Total borrowed funds	1,094	(823)	271
Total Interest Expense	2,763	(3,451)	(688)

Net Interest Income	$14,910	$(1,897)	$13,013
(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME

TABLE IV - COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)	Years Ended
	December 31,		$	%
	2020	2019	Change	Change
Trust and financial management revenue	$6,321	$6,106	$215	3.5%
Brokerage revenue	1,343	1,266	77	6.1%
Insurance commissions, fees and premiums	184	167	17	10.2%
Service charges on deposit accounts	4,231	5,358	(1,127)	(21.0)%
Service charges and fees	304	332	(28)	(8.4)%
Interchange revenue from debit card transactions	3,094	2,754	340	12.3%
Net gains from sales of loans	5,403	924	4,479	484.7%
Loan servicing fees, net	(61)	100	(161)	(161.0)%
Increase in cash surrender value of life insurance	515	402	113	28.1%
Other noninterest income	3,010	1,875	1,135	60.5%
Total noninterest income, excluding realized gains on securities, net	24,344	19,284	5,060	26.2%
Realized gains on available-for-sale debt securities, net	169	23	146	634.8%
Total noninterest income	$24,513	$19,307	$5,206	27.0%

Total noninterest income, excluding realized gains and losses on securities, increased $5,060,000 (26.2%) in 2020 compared to 2019. Changes of significance are discussed in the Earnings Overview section of Management’s Discussion and Analysis.

NONINTEREST EXPENSE

TABLE V - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)	Year Ended
	December 31,		$	%
	2020	2019	Change	Change
Salaries and wages	$25,599	$20,644	$4,955	24.0%
Pensions and other employee benefits	7,463	5,837	1,626	27.9%
Occupancy expense, net	3,010	2,629	381	14.5%
Furniture and equipment expense	1,451	1,289	162	12.6%
Data processing expenses	4,453	3,403	1,050	30.9%
Automated teller machine and interchange expense	1,231	1,103	128	11.6%
Pennsylvania shares tax	1,689	1,380	309	22.4%
Professional fees	1,692	1,069	623	58.3%
Telecommunications	863	744	119	16.0%
Directors' fees	730	673	57	8.5%
Other noninterest expense	7,428	6,667	761	11.4%
Total noninterest expense, excluding merger-related expenses and loss on prepayment of borrowings	55,609	45,438	10,171	22.4%
Merger-related expenses	7,708	4,099	3,609	88.0%
Loss on prepayment of borrowings	1,636	0	1,636
Total noninterest expense	$64,953	$49,537	$15,416	31.1%

Total noninterest expenses increased $15,416,000 (31.1%) in 2020 as compared to 2019. Total noninterest expenses excluding merger-related expenses and loss on prepayment of borrowings increased $10,171,000 (22.4%) in 2020 as compared to 2019. Merger-related expenses are discussed in the Acquisitions of Covenant Financial Inc. and Monument Bancorp, Inc. section of Management’s Discussion and Analysis. Loss on prepayment of borrowings and other changes of significance are discussed in the Earnings Overview section of Management’s Discussion and Analysis.

INCOME TAXES

The effective income tax rate was 17.2% of pre-tax income in 2020, up from 16.7% in 2019. The Corporation’s effective tax rates differed from the statutory rate of 21% mainly because of the effects of tax-exempt interest income. The higher effective income tax rate in 2020 as compared to 2019 resulted mainly from a reduction in tax-exempt interest income and an increase in nondeductible penalties.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At December 31, 2020, the net deferred tax asset was $2,705,000, up from the balance at December 31, 2019 of $2,618,000. The most significant changes in temporary difference components included a net increase of $2,170,000 in the deferred tax liability resulting from appreciation in available-for-sale debt securities attributable to lower interest rates as well as Covenant acquisition-related adjustments to loans, a net operating loss carryforward, core deposit intangibles, bank premises and equipment and operating leases.

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

Management believes the recorded net deferred tax asset at December 31, 2020 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

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

Table VI shows the composition of the available-for-sale debt securities portfolio at December 31, 2020 and 2019.  The amortized cost of available-for-sale debt securities was $334,552,000 at December 31, 2020 and $342,278,000 at December 31, 2019. Within the securities portfolio, mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies decreased to 40.5% of the amortized cost basis of the portfolio at December 31, 2020 from 64.8% at December 31, 2019.  Investments in tax-exempt and taxable municipal bonds increased to 48.3% of the portfolio at December 31, 2020 from 30.5% at December 31, 2019. These changes in portfolio mix were based on changes in liquidity and interest rate risk management needs and current market yields for various categories of securities.

As reflected in Table VI, the fair value of available-for-sale securities as of December 31, 2020 was $14,780,000, or 4.4%, greater than the total amortized cost basis. In comparison, the aggregate unrealized gain position at December 31, 2019 was $4,445,000, or 1.3% of the total amortized cost basis. The unrealized appreciation in the portfolio in 2020 resulted mainly from a decrease in interest rates.

Management has reviewed the Corporation’s holdings as of December 31, 2020 and concluded that unrealized losses on all of the securities in an unrealized loss position are considered temporary. Note 7 to the consolidated financial statements provides more detail concerning the Corporation’s processes for evaluating securities for other-than-temporary impairment.

TABLE VI - INVESTMENT SECURITIES

	2020		2019
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$12,184	$12,182	$0	$0
Obligations of U.S. Government agencies	25,349	26,344	16,380	17,000
Obligations of states and political subdivisions:
Tax-exempt	116,427	122,401	68,787	70,760
Taxable	45,230	47,452	35,446	36,303
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	36,853	38,176	58,875	59,210
Residential collateralized mortgage obligations	56,048	57,467	115,025	114,723
Commercial mortgage-backed securities	42,461	45,310	47,765	48,727
Total Available-for-Sale Debt Securities	$334,552	$349,332	$342,278	$346,723

The following table presents the contractual maturities and the weighted-average yields (calculated based on amortized cost) of investment securities as of December 31, 2020. Yields on tax-exempt securities are presented on a fully taxable-equivalent basis. For callable securities, yields on securities purchased at a discount are based on yield-to-maturity, while yields on securities purchased at a premium are based on yield to the first call date. Yields on mortgage-backed securities are estimated and include the effects of prepayment assumptions. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within		One-		Five-		After
	One		Five		Ten		Ten
(Dollars In Thousands)	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$6,027	0.11%	$6,157	0.12%	$0	0.00%	$0	0.00%	$12,184	0.11%
Obligations of U.S. Government agencies	0	0.00%	4,999	0.35%	12,509	1.54%	7,841	3.42%	25,349	1.89%
Obligations of states and political subdivisions:
Tax-exempt	3,408	3.71%	20,160	2.87%	28,037	2.82%	64,822	2.64%	116,427	2.76%
Taxable	3,974	2.63%	14,856	2.83%	6,989	2.86%	19,411	2.64%	45,230	2.73%
Sub-total	$13,409	1.78%	$46,172	2.23%	$47,535	2.50%	$92,074	2.73%	$199,190	2.48%
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities									36,853	1.93%
Residential collateralized mortgage obligations									56,048	1.73%
Commercial mortgage-backed securities									42,461	2.45%
Total									$334,552	2.29%

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

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Income section of Management’s Discussion and Analysis. Other significant balance sheet items, including securities, the allowance for loan losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding letters of credit at December 31, 2020, and management does not expect the amount of purchases of bank premises and equipment to have a material, detrimental effect on the Corporation’s financial condition in 2021.

Table VII shows the composition of the loan portfolio as of the end of the years 2016 through 2020. From December 31, 2016 through December 31, 2018, total loans outstanding increased $75.7 million (10.1%) and the overall mix by segment remained fairly constant, with residential mortgage loans of approximately 55% to 56% of the portfolio at each year-end, and commercial loans of 42% to 43% of the portfolio. At December 31, 2019, gross loans outstanding totaled $1,182,222,000, an increase of $354.7 million (42.9%) from December 31, 2018.  At December 31, 2020, gross loans outstanding totaled $1,644,209,000, an increase of $462.0 million (39.1%) from December 31, 2019. A significant portion of the Corporation’s loan growth in 2019 was attributable to the Monument acquisition, while, similarly, growth in 2020 is attributable to the Covenant acquisition as well as due to new loans originated in the southeastern and southcentral Pennsylvania markets.  At December 31, 2020, commercial loans represented approximately 61% of the portfolio while residential mortgage loans totaled 38% of the portfolio.

While the Corporation’s lending activities are primarily concentrated in its market areas, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial,” “Commercial loans secured by real estate”, “Political subdivisions” and “Other commercial” classes in the loan tables presented in this Form 10-K. Total participation loans outstanding amounted to $65,741,000 at December 31, 2020, up slightly from $64,633,000 at December 31, 2019. At December 31, 2020, the balance of participation loans outstanding includes a total of $40,009,000 to businesses located outside of the Corporation’s market areas. Also, included within participation loans are “leveraged loans,” meaning loans to businesses with minimal tangible book equity and for which the extent of collateral available is limited, though typically at the time of origination the businesses have demonstrated strong cash flow performance in their recent histories. Leveraged participation loans totaled $8,437,000 at December 31, 2020 and $9,947,000 at December 31, 2019.

Table VIII presents loan maturity data as of December 31, 2020. Fixed-rate loans are shown in Table VIII based on their contractually scheduled principal repayments, and variable-rate loans are shown based on the date of the next change in rate. Table VIII shows that fixed-rate loans are approximately 43% of the loan portfolio and approximately 34% of the portfolio are variable-rate loans that re-price after more than one year. Variable-rate loans re-pricing after more than one year include residential and commercial real estate secured loans. The Corporation’s substantial investment in long-term, fixed-rate loans and variable-rate loans with extended periods until re-pricing is one of the concerns management attempts to address through interest rate risk management practices.

Since 2009, the Corporation has originated and sold residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Xtra program consist primarily of conforming, prime loans sold to the Federal National Mortgage Association (Fannie Mae), a quasi-government entity. In 2014, the Corporation began to originate and sell residential mortgage loans to the secondary market through the MPF Original program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Original program consist primarily of conforming, prime loans sold to the Federal Home Loan Bank of Pittsburgh. In late 2019, the Corporation began to originate and sell larger-balance, nonconforming mortgages under the MPF Direct Program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The Corporation does not retain servicing rights for loans sold under the MPF Direct Program. In 2020, the Corporation’s activity under the MPF Direct Program was minimal.

For loan sales originated under the MPF programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At December 31, 2020, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,714,000, and the corresponding total outstanding balance of repurchased loans at December 31, 2019 was $1,770,000.

At December 31, 2020, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $278,857,000, including loans sold through the MPF Xtra program of $149,463,000 and loans sold through the Original program of $129,394,000. At December 31, 2019, outstanding balances of loans sold and serviced through the two programs totaled $178,446,000, including loans sold through the MPF Xtra program of $104,707,000 and loans sold through the Original Program of $73,739,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of December 31, 2020 and December 31, 2019.

For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. At December 31, 2020, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $6,766,000, and the Corporation has recorded a related allowance for credit losses in the amount of $500,000 which is included in accrued interest and other liabilities in the accompanying consolidated balance sheets. At December 31, 2019, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $4,618,000, and the related allowance for credit losses was $333,000. Income related to providing the credit enhancement (included in other noninterest income in the consolidated statements of income) totaled $227,000 in 2020 and $90,000 in 2019. A provision for losses related to the credit enhancement obligation (included in other noninterest expense in the consolidated statements of income) of $167,000 was recorded in 2020 with no corresponding charge in 2019. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

The Corporation is a participating SBA lender. Under the terms of its arrangements with the SBA, the Corporation may originate loans to commercial borrowers, with full-or-partial guarantees by the SBA, subject to the SBA’s underwriting and documentation requirements. Covenant had also been a participating SBA lender. Pursuant to the Covenant acquisition, the Corporation acquired loans with partial SBA guarantees, or in some cases, loans where the SBA-guaranteed portion of the loans had been sold back to the SBA subject to ongoing compliance with SBA underwriting and documentation requirements. As part of its due diligence, the Corporation reviewed all the loans originated through the various SBA loan programs acquired from Covenant as of July 1, 2020 and recorded an allowance for SBA claim adjustments of $800,000. Determination of the allowance was subjective in nature and was based on the Corporation’s assessment of the credit quality of the loans and the quality of the documentation supporting compliance with SBA requirements. The Corporation’s total exposure related to SBA guarantees on loans originated by Covenant was $17,041,000 at December 31, 2020. In the fourth quarter 2020, the Corporation recorded a reduction in other noninterest expense of $70,000 resulting from better collection experience on certain claims than had been estimated in determining the allowance at July 1, 2020. At December 31, 2020, the allowance for SBA claim adjustments (included in accrued interest and other liabilities in the consolidated balance sheets) had a balance of $730,000.

TABLE VII – Five-year Summary of Loans by Type

(Dollars In Thousands)	2020	%	2019	%	2018	%	2017	%	2016	%
Residential mortgage:
Residential mortgage loans - first liens	$532,947	32.4	$510,641	43.2	$372,339	45.0	$359,987	44.1	$334,102	44.4
Residential mortgage loans - junior liens	27,311	1.7	27,503	2.3	25,450	3.1	25,325	3.1	23,706	3.2
Home equity lines of credit	39,301	2.4	33,638	2.8	34,319	4.1	35,758	4.4	38,057	5.1
1-4 Family residential construction	20,613	1.3	14,798	1.3	24,698	3.0	26,216	3.2	24,908	3.3
Total residential mortgage	620,172	37.8	586,580	49.6	456,806	55.2	447,286	54.8	420,773	56.0
Commercial:
Commercial loans secured by real estate	531,810	32.3	301,227	25.5	162,611	19.6	159,266	19.5	150,468	20.0
Commercial and industrial	159,577	9.7	126,374	10.7	91,856	11.1	88,276	10.8	83,854	11.2
Small business administration - paycheck protection program	132,269	8.0	0	0.0	0	0.0	0	0.0	0	0.0
Political subdivisions	53,221	3.2	53,570	4.5	53,263	6.4	59,287	7.3	38,068	5.1
Commercial construction and land	42,874	2.6	33,555	2.8	11,962	1.4	14,527	1.8	14,287	1.9
Loans secured by farmland	11,736	0.7	12,251	1.0	7,146	0.9	7,255	0.9	7,294	1.0
Multi-family (5 or more) residential	55,811	3.4	31,070	2.6	7,180	0.9	7,713	0.9	7,896	1.1
Agricultural loans	3,164	0.2	4,319	0.4	5,659	0.7	6,178	0.8	3,998	0.5
Other commercial loans	17,289	1.1	16,535	1.4	13,950	1.7	10,986	1.3	11,475	1.5
Total commercial	1,007,751	61.2	578,901	49.0	353,627	42.7	353,488	43.3	317,340	42.2
Consumer	16,286	1.0	16,741	1.4	17,130	2.1	14,939	1.8	13,722	1.8
Total	1,644,209	100.0	1,182,222	100.0	827,563	100.0	815,713	100.0	751,835	100.0
Less: allowance for loan losses	(11,385)		(9,836)		(9,309)		(8,856)		(8,473)
Loans, net	$1,632,824		$1,172,386		$818,254		$806,857		$743,362

TABLE VIII – LOAN MATURITY DISTRIBUTION

	As of December 31, 2020

	Fixed-Rate Loans				Variable- or Adjustable-Rate Loans
	1 Year	1-5	>5		1 Year	1-5	>5
(In Thousands)	or Less	Years	Years	Total	or Less	Years	Years	Total
Real Estate	$29,159	$192,348	$231,459	$452,966	$288,368	$343,930	$177,140	$809,438
Commercial	23,149	173,492	35,275	231,916	93,529	30,579	9,495	133,603
Consumer	3,585	9,494	2,988	16,067	219	0	0	219
Total	$55,893	$375,334	$269,722	$700,949	$382,116	$374,509	$186,635	$943,260

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

The allowance for loan losses was $11,385,000 at December 31, 2020, up from $9,836,000 at December 31, 2019. Table X shows that the collectively determined portion of the allowance increased $1,675,000 across all loan classes, including an increase in the collectively determined portion of the allowance related to commercial loans of $1,632,000. This increase was primarily due to increases in qualitative factors related to economic conditions in 2020 and an increase in the historical loss factor on commercial loans.

Table X shows total specific allowances on impaired loans decreased $126,000 to $925,000 at December 31, 2020 from $1,051,000 at December 31, 2019. This net decrease included the impact of the elimination of a specific allowance of $678,000 at December 31, 2019 on a commercial loan that was repaid for less than the full principal balance resulting in a charge-off of $107,000 in the second quarter of 2020 as well as the elimination of $125,000 in specific allowances on loans no longer considered impaired at December 31, 2020.

This reduction in specific allowances on impaired loans was partially offset by allowances totaling $701,000 at December 31, 2020 related to three commercial loan relationships with an aggregate recorded investment of $7,312,000 that management identified as impaired in the second quarter 2020 and that were still considered impaired at December 31, 2020.

Loans acquired from Covenant that were identified as having a deterioration in credit quality (purchased credit impaired, or PCI), were valued at $6,648,000 at July 1, 2020 and $6,537,000 at December 31, 2020.  The remainder of the portfolio was deemed to be the performing component of the portfolio.  The calculation of the fair value of performing loans included a discount for credit losses of $7,219,000 reduced by accretion of $1,857,000 in the third and fourth quarters of 2020 to $5,362,000 at December 31, 2020. The discount recorded in the acquisition represented an estimate of the present value of credit losses based on market expectations at the date of acquisition.

Loans acquired from Monument that were identified as having a deterioration in credit quality (PCI) were valued at $441,000 at April 1, 2019 and $304,000 at December 31, 2020.  The remainder of the portfolio was deemed to be the performing component of the portfolio.  Performing loans acquired from Monument are presented net of a discount for credit losses of $617,000 at December 31, 2020 and $1,216,000 at December 31, 2019. This discount reflects an estimate of the present value of credit losses based on market expectations at the date of acquisition of $1,914,000, subsequently reduced as accretion has been recognized based on estimated and actual principal pay-downs.

Table XI shows the allowance for loan losses totaled 0.69% of gross loans outstanding at December 31, 2020, down from 0.83% at December 31, 2019 and down from levels in excess of 1.00% from 2016 to 2018.  Table XI also shows that the total of the allowance and the credit adjustment on purchased non-impaired loans, as a percentage of total loans plus the credit adjustment, was 1.05% at December 31, 2020, in line with ratios from the previous years.

The provision for loan losses by segment for 2020 and 2019 is as follows:

(In Thousands)	2020	2019
Residential mortgage	$27	$374
Commercial	3,847	197
Consumer	39	192
Unallocated	0	86
Total	$3,913	$849

The provision for loan losses is further detailed as follows:

Residential mortgage segment

(In Thousands)	2020	2019
(Decrease) increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$(58)	$238
(Decrease) increase in collectively determined portion of the allowance attributable to:
Loan (reduction) growth	(240)	171
Changes in historical loss experience factors	(88)	47
Changes in qualitative factors	413	(82)
Total provision for loan losses - Residential mortgage segment	$27	$374

Commercial segment

(In Thousands)	2020	2019
Increase (decrease) in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$2,215	$(614)
Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	432	1,025
Changes in historical loss experience factors	831	(371)
Changes in qualitative factors	369	157
Total provision for loan losses - Commercial segment	$3,847	$197

Consumer segment

(In Thousands)	2020	2019
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$81	$144
(Decrease) increase in collectively determined portion of the allowance attributable to:
Loan reduction	(30)	(3)
Changes in historical loss experience factors	(15)	31
Changes in qualitative factors	3	20
Total provision for loan losses - Consumer segment	$39	$192

Total – All segments

(In Thousands)	2020	2019
Increase (decrease) increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$2,238	$(232)
Increase (decrease) in collectively determined portion of the allowance attributable to:
Loan growth	162	1,193
Changes in historical loss experience factors	728	(293)
Changes in qualitative factors	785	95
Sub-total	3,913	763
Unallocated	0	86
Total provision for loan losses - All segments	$3,913	$849

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

In the tables immediately above, the portion of the net change in the collectively determined allowance attributable to loan growth was determined by applying the historical loss experience and qualitative factors used in the allowance calculation at the end of the preceding period to the net increase in loans outstanding (excluding purchased loans and loans specifically evaluated for impairment) for the period.

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

In 2020, net charge-offs were $2,364,000, including charge-offs of $2,465,000 and recoveries of $101,000. The Corporation’s overall net charge-off experience in 2020 was elevated compared to results over the past several years due to the impact of a charge-off of $2,219,000 on a commercial loan with an outstanding balance of $3,500,000 in the third quarter 2020. Table XII shows the average rate of net charge-offs as a percentage of loans was 0.16% in 2020, with an annual average over the five-year period ended December 31, 2020 of 0.08%, and annual average rates ranging from a high of 0.16% in 2020 to a low of 0.02% in 2018.

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Total nonperforming loans as a percentage of outstanding loans was 1.42% at December 31, 2020, up from 0.88% at December 31, 2019, and nonperforming assets as a percentage of total assets was 1.10% at December 31, 2020, up from 0.80% at December 31, 2019. Table XI presents data at the end of each of the years ended December 31, 2016 through 2020. Table XI shows that total nonperforming loans as a percentage of loans of 1.42% at December 31, 2020, though up from December 31, 2019, was lower than the corresponding year-end ratio from 2016 through 2018. Similarly, the December 31, 2020 ratio of total nonperforming assets as a percentage of assets of 1.10% was lower than the corresponding ratio from 2016 through 2018.

Total impaired loans of $17,818,000 at December 31, 2020 are up $12,332,000 from the corresponding amount at December 31, 2019 of $5,486,000. The increase in impaired loans includes the net impact of classification as impaired of the commercial loans referred to above in the discussion of specific allowances and the loans purchased with credit impairment from Covenant. Table XI shows that the total balance of impaired loans at December 31, 2020 was higher than the year-end amounts over the period 2016-2019, which ranged from a low of $9,511,000 in 2017 to the high of $17,818,000 at December 31, 2020.

Total nonperforming assets of $24,729,000 at December 31, 2020 are $11,418,000 higher than the corresponding amount at December 31, 2019, summarized as follows:

●	Total nonaccrual loans at December 31, 2020 of $21,416,000 was $12,198,000 higher than the corresponding December 31, 2019 total of $9,218,000. Similar to the discussions above related to impaired loans and nonperforming assets, this increase reflects the impact of net changes in classification as impaired of the commercial loans subject to specific allowances and the loans purchased from Covenant with credit impairment described above.
●	Total loans past due 90 days or more and still accruing interest amounted to $1,975,000 at December 31, 2020, an increase of $768,000 from the total at December 31, 2019. The increase includes $631,000 from loans secured by commercial real estate and $121,000 increase on residential. Management has evaluated the loans within this category and determined they are well secured and in the process of collection at December 31, 2020.
●	Foreclosed assets held for sale consisted of real estate, and totaled $1,338,000 at December 31, 2020, a decrease of $1,548,000 from $2,886,000 at December 31, 2019. Within this decrease, there was a reduction of $1,134,000 related to the sale of a commercial real estate property in the first quarter of 2020. At December 31, 2020, the Corporation held six such properties for sale, with total carrying values of $80,000 related to residential real estate and $1,258,000 related to commercial real estate. At December 31, 2019, the Corporation held ten such properties for sale, with total carrying values of $292,000 related to residential real estate, $70,000 of land and $2,524,000 related to commercial real estate. The Corporation evaluates the carrying values of foreclosed assets each quarter based on the most recent market activity or appraisals for each property.

As reflected in Table XI, total loans past due 30-89 days and still accruing interest amounted to $5,918,000 at December 31, 2020, down from $8,889,000 at December 31, 2019. This variance includes the effect of fluctuations in 30-89 day past due residential mortgage loans, which totaled $5,084,000 at December 31, 2020, down from $7,816,000 at December 31, 2019. Management monitors the status of delinquent residential mortgage loans on an ongoing basis and has considered delinquency trends, which were generally favorable throughout most of 2020, in evaluating the allowance for loan losses at December 31, 2020.

Over the period 2016-2020, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of December 31, 2020. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to the allowance for loan losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)
	Years Ended December 31,
	2020	2019	2018	2017	2016
Balance, beginning of year	$9,836	$9,309	$8,856	$8,473	$7,889
Charge-offs:
Residential mortgage	0	(190)	(158)	(197)	(73)
Commercial	(2,343)	(6)	(165)	(132)	(597)
Consumer	(122)	(183)	(174)	(150)	(87)
Total charge-offs	(2,465)	(379)	(497)	(479)	(757)
Recoveries:
Residential mortgage	44	12	8	19	3
Commercial	16	6	317	4	35
Consumer	41	39	41	38	82
Total recoveries	101	57	366	61	120
Net charge-offs	(2,364)	(322)	(131)	(418)	(637)
Provision for loan losses	3,913	849	584	801	1,221
Balance, end of period	$11,385	$9,836	$9,309	$8,856	$8,473
Net charge-offs as a % of average loans	0.16%	0.03%	0.02%	0.05%	0.09%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	As of December 31,
	2020	2019	2018	2017	2016
ASC 310 - Impaired loans	$925	$1,051	$1,605	$1,279	$674
ASC 450 - Collective segments:
Commercial	5,545	3,913	3,102	3,078	3,373
Residential mortgage	4,091	4,006	3,870	3,841	3,890
Consumer	239	281	233	159	138
Unallocated	585	585	499	499	398
Total Allowance	$11,385	$9,836	$9,309	$8,856	$8,473

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(Dollars In Thousands)	As of December 31,
	2020	2019	2018	2017	2016
Impaired loans with a valuation allowance	$8,082	$3,375	$4,851	$4,100	$3,372
Impaired loans without a valuation allowance	2,895	1,670	4,923	5,411	7,488
Purchased credit impaired loans	6,841	441	0	0	0
Total impaired loans	$17,818	$5,486	$9,774	$9,511	$10,860
Total loans past due 30-89 days and still accruing	$5,918	$8,889	$7,142	$9,449	$7,735
Nonperforming assets:
Purchased credit impaired loans	$6,841	$441	$0	$0	$0
Other nonaccrual loans	14,575	8,777	13,113	13,404	8,736
Total nonaccrual loans	21,416	9,218	13,113	13,404	8,736
Total loans past due 90 days or more and still accruing	1,975	1,207	2,906	3,724	6,838
Total nonperforming loans	23,391	10,425	16,019	17,128	15,574
Foreclosed assets held for sale (real estate)	1,338	2,886	1,703	1,598	2,180
Total nonperforming assets	$24,729	$13,311	$17,722	$18,726	$17,754
Loans subject to troubled debt restructurings (TDRs):
Performing	$166	$889	$655	$636	$5,803
Nonperforming	7,285	1,737	2,884	3,027	2,874
Total TDRs	$7,451	$2,626	$3,539	$3,663	$8,677

Total nonperforming loans as a % of loans	1.42%	0.88%	1.94%	2.10%	2.07%
Total nonperforming assets as a % of assets	1.10%	0.80%	1.37%	1.47%	1.43%
Allowance for loan losses as a % of total loans	0.69%	0.83%	1.12%	1.09%	1.13%
Credit adjustment on purchased non-impaired loans and allowance for loan losses as a % of total loans and the credit adjustment (a)	1.05%	0.93%	1.12%	1.09%	1.13%
Allowance for loan losses as a % of nonperforming loans	48.67%	94.35%	58.11%	51.70%	54.40%
(a) Credit adjustment on purchased non-impaired loans at end of period	$5,979	$1,216	$0	$0	$0
Allowance for loan losses	11,385	9,836	9,309	8,856	8,473
Total credit adjustment on purchased non-impaired loans at end of period and allowance for loan losses (1)	$17,364	$11,052	$9,309	$8,856	$8,473
Total loans receivable	$1,644,209	$1,182,222	$827,563	$815,713	$751,835
Credit adjustment on purchased non-impaired loans at end of period	5,979	1,216	0	0	0
Total (2)	$1,650,188	$1,183,438	$827,563	$815,713	$751,835
Credit adjustment on purchased non-impaired loans and allowance for loan losses as a % of total loans and the credit adjustment (1)/(2)	1.05%	0.93%	1.12%	1.09%	1.13%

TABLE XII – FIVE-YEAR HISTORY OF LOAN LOSSES

(Dollars In Thousands)	2020		2019		2018		2017		2016		Average
Average gross loans	$1,445,098		$1,057,559		$822,346		$780,640		$723,076		$965,744
Year-end gross loans	1,644,209		1,182,222		827,563		815,713		751,835		$1,044,308
Year-end allowance for loan losses	11,385		9,836		9,309		8,856		8,473		$9,572
Year-end nonaccrual loans	21,416		9,218		13,113		13,404		8,736		$13,177
Year-end loans 90 days or more past due and still accruing	1,975		1,207		2,906		3,724		6,838		3,330
Net charge-offs	2,364		322		131		418		637		774
Provision for loan losses	3,913		849		584		801		1,221		1,474
Earnings coverage of charge-offs	10	x	76	x	210	x	56	x	37	x	78	x
Allowance coverage of charge-offs	5	x	31	x	71	x	21	x	13	x	28	x
Net charge-offs as a % of provision for loan losses	60.41%		37.93%		22.43%		52.18%		52.17%		52.51%
Net charge-offs as a % of average gross loans	0.16%		0.03%		0.02%		0.05%		0.09%		0.08%
Income before income taxes on a fully taxable equivalent basis	24,192		24,453		27,564		23,350		23,861		24,684

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Corporation’s significant fixed and determinable contractual obligations as of December 31, 2020 include repayment obligations related to time deposits and borrowed funds. Information related to maturities of time deposits is provided in Note 11 to the consolidated financial statements. Information related to maturities of borrowed funds is provided in Note 12 to the consolidated financial statements. The Corporation’s operating lease commitments with terms of one year or less and other commitments at December 31, 2020 are immaterial. Information concerning operating lease commitments with terms greater than one year is provided in Note 17 to the consolidated financial statements. The Corporation’s significant off-balance sheet arrangements include commitments to extend credit and standby letters of credit. Off-balance sheet arrangements are described in Note 16 to the consolidated financial statements.

As described in more detail in the Financial Condition section of Management’s Discussion and Analysis, the Corporation sells residential mortgage loans for which the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. At December 31, 2020, outstanding balances of such loans sold totaled $278,857,000.

Also, for loans sold under the MPF Original program, the Corporation provides a credit enhancement. At December 31, 2020, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $6,766,000, and the Corporation has recorded a related allowance for credit losses in the amount of $500,000 which is included in “Accrued interest and other liabilities” in the accompanying consolidated balance sheets.

As discussed in the Financial Condition section of Management’s Discussion and Analysis, the Corporation is a participating SBA lender and may originate loans to commercial borrowers, with full-or-partial guarantees by the SBA, subject to the SBA’s underwriting and documentation requirements. In some cases, the Corporation may sell the SBA-guaranteed portion of the loan back to the SBA subject to ongoing compliance with SBA underwriting and documentation requirements. If it is determined that the ongoing compliance requirements are not met, the Corporation could be subject to claim adjustments on SBA guaranteed loans. At December 31, 2020, the Corporation’s total exposure to SBA guarantees was $17,041,000 with a recorded claims adjustment allowance of $730,000, included in accrued interest and other liabilities in the consolidated balance sheets.

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At December 31, 2020, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $71,237,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $15,126,000 at December 31, 2020.

The Corporation’s outstanding, available, and total credit facilities at December 31, 2020 and 2019 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019	2020	2019
Federal Home Loan Bank of Pittsburgh	$72,222	$136,424	$698,977	$416,122	$771,199	$552,546
Federal Reserve Bank Discount Window	0	0	14,654	14,244	14,654	14,244
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$72,222	$136,424	$758,631	$475,366	$830,853	$611,790

The significant increase in credit available from the Federal Home Loan Bank of Pittsburgh in 2020 resulted from an increase in the borrowing base created by the acquisition of real estate secured loans from Covenant. At December 31, 2020, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of short-term borrowings of $18,000,000, long-term borrowings of $53,822,000 and a $400,000 letter of credit. At December 31, 2019, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $64,000,000, short-term borrowings of $20,297,000 and long-term borrowings with a total amount of $52,127,000.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale debt securities to meet its obligations. At December 31, 2019, the carrying value of available-for-sale debt securities in excess of amounts required to meet pledging or repurchase agreement obligations was $124,510,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Details concerning capital ratios at December 31, 2020 and December 31, 2019 are presented in Note 18 to the consolidated financial statements. Management believes, as of December 31, 2020, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, the Corporation’s and C&N Bank’s capital ratios at December 31, 2020 and December 31, 2019 exceed the Corporation’s Board policy threshold levels. Management expects C&N Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future.

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

To avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At December 31, 2020, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

Minimum common equity tier 1 capital ratio	4.5%
Minimum common equity tier 1 capital ratio plus capital conservation buffer	7.0%
Minimum tier 1 capital ratio	6.0%
Minimum tier 1 capital ratio plus capital conservation buffer	8.5%
Minimum total capital ratio	8.0%
Minimum total capital ratio plus capital conservation buffer	10.5%

A banking organization with a buffer greater than 2.5% would not be subject to additional limits on dividend payments or discretionary bonus payments; however, a banking organization with a buffer less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making dividend payments or discretionary bonus payments if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% as of the beginning of that quarter. Eligible net income is defined as net income for the four calendar quarters preceding the current calendar quarter, net of any distributions and associated tax effects not already reflected in net income. A summary of payout restrictions based on the capital conservation buffer is as follows:

Capital Conservation Buffer	Maximum Payout
(as a % of risk-weighted assets)	(as a % of eligible retained income)
Greater than 2.5%	No payout limitation applies
≤2.5% and >1.875%	60%
≤1.875% and >1.25%	40%
≤1.25% and >0.625%	20%
≤0.625%	0%

At December 31, 2020, C&N Bank’s Capital Conservation Buffer (determined based on the minimum total capital ratio) was 7.98%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income within stockholders’ equity. The balance in Accumulated Other Comprehensive Income related to unrealized gains (losses) on available-for-sale debt securities, net of deferred income tax, amounted to $11,676,000 at December 31, 2020 and $3,511,000 at December 31, 2019. Changes in accumulated other comprehensive income (loss) are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale debt securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 7 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale debt securities for other-than-temporary impairment at December 31, 2020.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $119,000 at December 31, 2020 and $180,000 at December 31, 2019.

ITEM 8. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In Thousands, Except Share and Per Share Data)	2020	2019
ASSETS
Cash and due from banks:
Noninterest-bearing	$24,780	$17,667
Interest-bearing	77,077	17,535
Total cash and due from banks	101,857	35,202
Available-for-sale debt securities, at fair value	349,332	346,723
Marketable equity security	1,000	979
Loans held for sale	942	767

Loans receivable	1,644,209	1,182,222
Allowance for loan losses	(11,385)	(9,836)
Loans, net	1,632,824	1,172,386

Bank-owned life insurance	30,096	18,641
Accrued interest receivable	8,293	5,001
Bank premises and equipment, net	21,526	17,170
Foreclosed assets held for sale	1,338	2,886
Deferred tax asset, net	2,705	2,618
Goodwill	52,505	28,388
Core deposit intangibles, net	3,851	1,247
Other assets	32,831	22,137
TOTAL ASSETS	$2,239,100	$1,654,145

LIABILITIES
Deposits:
Noninterest-bearing	$465,332	$285,904
Interest-bearing	1,355,137	966,756
Total deposits	1,820,469	1,252,660
Short-term borrowings	20,022	86,220
Long-term borrowings	54,608	52,127
Subordinated debt	16,553	6,500
Accrued interest and other liabilities	27,692	12,186
TOTAL LIABILITIES	1,939,344	1,409,693

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares;
issued 15,982,815 and outstanding 15,911,984 at December 31, 2020;
issued 13,934,996 and outstanding 13,716,445 at December 31, 2019	15,983	13,935
Paid-in capital	143,644	104,519
Retained earnings	129,703	126,480
Treasury stock, at cost; 70,831 shares at December 31, 2020 and 218,551
shares at December 31, 2019	(1,369)	(4,173)
Accumulated other comprehensive income	11,795	3,691
TOTAL STOCKHOLDERS' EQUITY	299,756	244,452
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,239,100	$1,654,145

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

	Years Ended December 31,
(In Thousands Except Per Share Data)	2020	2019
INTEREST INCOME
Interest and fees on loans:
Taxable	$67,384	$53,086
Tax-exempt	1,768	2,104
Interest on mortgages held for sale	62	22
Interest on balances with depository institutions	251	514
Income from available-for-sale debt securities:
Taxable	5,534	7,008
Tax-exempt	2,143	2,014
Dividends on marketable equity security	18	23
Total interest and dividend income	77,160	64,771
INTEREST EXPENSE
Interest on deposits	7,231	8,190
Interest on short-term borrowings	367	733
Interest on long-term borrowings	1,291	1,013
Interest on subordinated debt	706	347
Total interest expense	9,595	10,283
Net interest income	67,565	54,488
Provision for loan losses	3,913	849
Net interest income after provision for loan losses	63,652	53,639
NONINTEREST INCOME
Trust and financial management revenue	6,321	6,106
Brokerage revenue	1,343	1,266
Insurance commissions, fees and premiums	184	167
Service charges on deposit accounts	4,231	5,358
Service charges and fees	304	332
Interchange revenue from debit card transactions	3,094	2,754
Net gains from sale of loans	5,403	924
Loan servicing fees, net	(61)	100
Increase in cash surrender value of life insurance	515	402
Other noninterest income	3,010	1,875
Sub-total	24,344	19,284
Realized gains on available-for-sale debt securities, net	169	23
Total noninterest income	24,513	19,307
NONINTEREST EXPENSE
Salaries and wages	25,599	20,644
Pensions and other employee benefits	7,463	5,837
Occupancy expense, net	3,010	2,629
Furniture and equipment expense	1,451	1,289
Data processing expenses	4,453	3,403
Automated teller machine and interchange expense	1,231	1,103
Pennsylvania shares tax	1,689	1,380
Professional fees	1,692	1,069
Telecommunications	863	744
Directors' fees	730	673
Loss on prepayment of borrowings	1,636	0
Merger-related expenses	7,708	4,099
Other noninterest expense	7,428	6,667
Total noninterest expense	64,953	49,537
Income before income tax provision	23,212	23,409
Income tax provision	3,990	3,905
NET INCOME	$19,222	$19,504
EARNINGS PER COMMON SHARE - BASIC	$1.30	$1.46
EARNINGS PER COMMON SHARE - DILUTED	$1.30	$1.46

The accompanying notes are an integral part of consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In Thousands)	2020	2019
Net income	$19,222	$19,504

Unrealized gains on available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	10,504	9,920
Reclassification adjustment for gains realized in income	(169)	(23)
Other comprehensive income on available-for-sale debt securities	10,335	9,897

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	(49)	87
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(29)	(32)
Other comprehensive (loss) income on unfunded retirement obligations	(78)	55

Other comprehensive income before income tax	10,257	9,952
Income tax related to other comprehensive income	(2,153)	(2,091)

Net other comprehensive income	8,104	7,861

Comprehensive income	$27,326	$27,365

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Balance, January 1, 2019	12,655,171	335,841	$12,655	$72,602	$122,643	$(4,170)	$(6,362)	$197,368
Net income					19,504			19,504
Other comprehensive income, net						7,861		7,861
Cash dividends declared on common stock, $1.18 per share					(15,667)			(15,667)
Shares issued for dividend reinvestment plan		(62,232)		439			1,187	1,626
Shares issued from treasury and redeemed related to exercise of stock options		(18,071)		(146)			344	198
Restricted stock granted		(48,137)		(918)			918	0
Forfeiture of restricted stock		3,758		71			(71)	0
Stock-based compensation expense				798				798
Purchase of restricted stock for tax withholding		7,392					(189)	(189)
Shares issued for acquisition of Monument Bancorp, Inc., net of equity issuance costs	1,279,825		1,280	31,673				32,953
Balance, December 31, 2019	13,934,996	218,551	13,935	104,519	126,480	3,691	(4,173)	244,452
Net income					19,222			19,222
Other comprehensive income, net						8,104		8,104
Cash dividends declared on common stock, $1.08 per share					(15,999)			(15,999)
Shares issued for dividend reinvestment plan		(77,525)		34			1,496	1,530
Shares issued from treasury and redeemed related to exercise of stock options		(10,407)		(70)			201	131
Restricted stock granted		(70,940)		(1,370)			1,370	0
Forfeiture of restricted stock		5,290		100			(100)	0
Stock-based compensation expense				1,050				1,050
Purchase of restricted stock for tax withholding		5,862					(163)	(163)
Shares issued for acquisition of Covenant Financial, Inc., net of equity issuance costs	2,047,819		2,048	39,381				41,429
Balance, December 31, 2020	15,982,815	70,831	$15,983	$143,644	$129,703	$11,795	$(1,369)	$299,756

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In Thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,222	$19,504
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,913	849
Loss on prepayment of borrowings	1,636	0
Realized gains on available-for-sale debt securities, net	(169)	(23)
Net amortization of securities	1,570	1,341
Increase in cash surrender value of life insurance	(515)	(402)
Depreciation and amortization of bank premises and equipment	1,981	1,749
Net accretion of purchase accounting adjustments	(2,524)	(375)
Stock-based compensation	1,050	798
Deferred income taxes	(361)	172
Decrease in fair value of servicing rights	576	331
Gains on sales of loans, net	(5,403)	(924)
Origination of loans held for sale	(158,909)	(29,978)
Proceeds from sales of loans held for sale	163,149	30,144
(Increase) decrease in accrued interest receivable and other assets	(2,645)	1,188
Increase (decrease) in accrued interest payable and other liabilities	2,473	(2,068)
Other	(260)	155
Net Cash Provided by Operating Activities	24,784	22,461
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents provided by (used in) business combination	75,955	(1,778)
Proceeds from maturities of certificates of deposit	740	580
Purchase of certificates of deposit	(2,500)	0
Proceeds from sales of available-for-sale debt securities	28,941	96,148
Proceeds from calls and maturities of available-for-sale debt securities	94,486	81,204
Purchase of available-for-sale debt securities	(105,354)	(57,655)
Redemption of Federal Home Loan Bank of Pittsburgh stock	8,496	10,137
Purchase of Federal Home Loan Bank of Pittsburgh stock	(5,146)	(9,208)
Net decrease (increase) in loans	1,564	(96,628)
Proceeds from bank owned life insurance	0	796
Purchase of premises and equipment	(3,137)	(2,870)
Proceeds from sale of foreclosed assets	2,262	1,768
Other	273	174
Net Cash Provided by Investing Activities	96,580	22,668
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	86,941	(4,822)
Net decrease in short-term borrowings	(99,969)	(38,307)
Proceeds from long-term borrowings	25,891	48,500
Repayments of long-term borrowings and subordinated debt	(54,831)	(38,173)
Sale of treasury stock	131	198
Purchase of vested restricted stock for tax withholding	(163)	(189)
Common dividends paid	(14,469)	(14,041)
Net Cash Used in Financing Activities	(56,469)	(46,834)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,895	(1,705)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	31,122	32,827
CASH AND CASH EQUIVALENTS, END OF YEAR	$96,017	$31,122
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Right-of-use assets recognized at adoption of ASU 2016-02	$0	$1,132
Leased assets obtained in exchange for new operating lease liabilities	$167	$745
Accrued purchase of available-for-sale securities	$994	$0
Accrued income from life insurance claim	$279	$0
Assets acquired through foreclosure of real estate loans	$0	$2,053
Interest paid	$10,742	$9,601
Income taxes paid	$3,137	$3,234

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION – The consolidated financial statements include the accounts of Citizens & Northern Corporation and its subsidiaries, Citizens & Northern Bank (“C&N Bank”), Bucktail Life Insurance Company and Citizens & Northern Investment Corporation (collectively, “Corporation”), as well as C&N Bank’s wholly-owned subsidiaries, C&N Financial Services Corporation and Northern Tier Holding LLC. C&N Bank is the sole member of Northern Tier Holding LLC. All material intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS – The Corporation provides banking and related services to individual and corporate customers. Lending products include commercial, mortgage and consumer loans, as well as specialized instruments such as commercial letters-of-credit. Deposit products include various types of checking accounts, passbook and statement savings, money market accounts, interest checking accounts, Individual Retirement Accounts and certificates of deposit. As discussed further in Note 3, in 2020 the Corporation expanded its presence in Southeastern Pennsylvania by acquiring Covenant Financial, Inc. (“Covenant”). The Covenant acquisitions follows the acquisition of Monument Bancorp, Inc. (“Monument”) in 2019, as well as the opening of a lending office in York, Pennsylvania which is located in southcentral Pennsylvania.

The Corporation provides wealth management services through its trust department, including administration of trusts and estates, retirement plans, and other employee benefit plans, and investment management services. The Corporation offers a variety of personal and commercial insurance products through C&N Financial Services Corporation. C&N Financial Services Corporation also offers mutual funds, annuities, educational savings accounts and other investment products through registered agents.

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

Material estimates that are particularly susceptible to change include: (1) the allowance for loan losses, (2) fair values of debt securities based on estimates from independent valuation services or from brokers and (3) assessment of goodwill for possible impairment.

INVESTMENT SECURITIES – Investment securities are accounted for as follows:

Available-for-sale debt securities – includes debt securities not classified as held-to-maturity or trading. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately through accumulated other comprehensive income (loss), net of tax. Premiums on non-amortizing available-for-sale debt securities are amortized using the level yield method to the earliest call date, while discounts on non-amortizing securities are amortized to the maturity date. Premiums and discounts on amortizing securities (mortgage-backed securities) are amortized using the level yield method over the remaining contractual life of the securities, adjusted for actual prepayments. Realized gains and losses on sales of available-for-sale securities are computed on the basis of specific identification of the adjusted cost of each security. Securities within the available-for-sale portfolio may be used as part of the Corporation’s asset and liability management strategy and may be sold in response to changes in interest rate risk, prepayment risk or other factors.

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

DERIVATIVES – In connection with the acquisition of Covenant, the Corporation became a party to derivative financial instruments. These financial instruments consist of interest rate swap agreements which contain master netting and collateral provisions designed to protect the party at risk. Interest rate swaps with commercial banking customers were executed to facilitate their respective risk management strategies. Under the terms of these arrangements, the commercial banking customers effectively exchanged their floating interest rate exposures on loans from Covenant (acquired by the Corporation) into fixed interest rate exposures. Those interest rate swaps have been simultaneously economically hedged by offsetting interest rate swaps that Covenant had in place with a third party (assumed by the Corporation), such that the Corporation has effectively exchanged its fixed interest rate exposures for floating rate exposures. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service provided to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. Interest differentials paid or received under the swap agreements are reflected as adjustments to interest and fees on loans. The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. The fair value of interest rate derivatives is included in the balance of other assets and other liabilities in the consolidated balance sheets.

LOANS HELD FOR SALE – Mortgage loans held for sale are reported at the lower of cost or market, determined in the aggregate.

LOANS RECEIVABLE – Loans originated by the Corporation which management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees. Interest income is accrued on the unpaid principal balance. Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method.

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

PURCHASED LOANS – The Corporation purchased loans in connection with its acquisition of Covenant in 2020 and Monument in 2019, some of which had, at the acquisition dates, shown evidence of credit deterioration since origination. The Corporation considers several factors as indicators that an acquired loan has evidence of deterioration in credit quality. These factors include loans 90 days or more past due, loans with an internal risk rating of substandard or below, loans classified as nonaccrual by the acquired institution and loans that have been previously modified in a troubled debt restructuring. The purchased loans that showed evidence of credit impairment were designated as the purchased credit impaired (“PCI”) loans and were recorded at fair value, with no carryover of the allowance for loan losses. The PCI loans acquired are secured by real estate and the fair value of each loan at the acquisition date was determined based on the estimated proceeds to be derived from selling the collateral, net of selling costs. The PCI loans were placed into nonaccrual status upon acquisition (and remained in nonaccrual status at December 31, 2020) as the Corporation cannot reasonably estimate cash flows expected to be collected in order to compute yield on the loans.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable yield. The nonaccretable yield represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require us to evaluate the need for an allowance for credit losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable yield which we then reclassify as accretable yield that is recognized into interest income over the remaining life of the loan using the interest method. Our evaluation of the amount of future cash flows that we expect to collect is performed in a similar manner as that used to determine our allowance for credit losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable yield portion of the fair value adjustment.

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

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of December 31, 2020 and 2019, management determined that no allowance for credit losses related to unfunded loan commitments was required.

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

Purchased loans that did not show evidence of credit deterioration at the acquisition dates were initially recorded at fair value, including a discount for credit losses reflecting an estimate of the present value of credit losses based on market expectations. The general component of the allowance on purchased loans is evaluated separately from the rest of the portfolio.  This evaluation includes consideration of the qualitative risk factors described above as well as the remaining purchased discount.

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

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. Provisions of the CARES Act Section 4013 largely mirrored the provisions of the interagency statement, providing that modified loans were not to be considered TDRs if they were performing at December 31, 2019 and other consideration set forth in the interagency statements were met. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented or at December 31, 2019.

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

GOODWILL – Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. Goodwill is tested at least annually at December 31 for impairment, or more often if events or circumstances indicate there may be impairment. The Corporation has the option of performing a qualitative assessment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually.

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

STOCK COMPENSATION PLANS – The Corporation’s stock-based compensation policy applies to all forms of stock-based compensation including stock options and restricted stock. All stock-based compensation is accounted for under the fair value method as required by U.S. GAAP. The expense associated with stock-based compensation is recognized over the vesting period of each individual arrangement.

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

REVENUE RECOGNITION – The Corporation generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in the determination of the amount and timing of revenue from contracts with customers.

Additional disclosures related to the Corporation’s largest sources of noninterest income within the consolidated statements of income from contracts with customers that are subject to Accounting Standards Codification (ASC) Topic 606 are as follows:

Trust and financial management revenue – C&N Bank’s trust department provides a wide range of financial services, including wealth management services for individuals, businesses and retirement funds, administration of 401(k) and other retirement plans, retirement planning, estate planning and estate settlement services. Trust clients are located primarily within the Corporation’s geographic markets. Assets held in a fiduciary capacity by C&N Bank are not the Corporation’s assets and are therefore not included in the consolidated balance sheets. The fair value of trust assets under management was approximately $1,103,228,000 at December 31, 2020 and $1,007,113,000 at December 31, 2019. Trust and financial management revenue is included within noninterest income in the consolidated statements of income.

Trust revenue is recorded on a cash basis, which is not materially different from the accrual basis. The majority (approximately 83%, based on annual 2020 results) of trust revenue is earned and collected monthly, with the amount determined based on a percentage of the fair value of the trust assets under management. Wealth management fees are contractually agreed with each customer, and fee levels vary based mainly on the size of assets under management. The services provided under such a contract represent a single performance obligation under the Accounting Standards Updates (ASUs) because it embodies a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. None of the contracts with trust customers provide for incentive-based fees. In addition to wealth management fees, trust revenue includes fees for provision of services, including employee benefit plan administration, tax return preparation and estate planning and settlement. Fees for such services are billed based on contractual arrangements or established fee schedules and are typically billed upon completion of providing such services. The costs of acquiring trust customers are incremental and recognized within noninterest expense in the consolidated statements of income.

Service charges on deposit accounts – Deposits are included as liabilities in the consolidated balance sheets. Service charges on deposit accounts include: overdraft fees, which are charged when customers overdraw their accounts beyond available funds; automated teller machine (ATM) fees charged for withdrawals by deposit customers from other financial institutions’ ATMs; and a variety of other monthly or transactional fees for services provided to retail and business customers, mainly associated with checking accounts. All deposit liabilities are considered to have one-day terms and therefore related fees are recognized in income at the time when the services are provided to the customers. Incremental costs of obtaining deposit contracts are not significant and are recognized as expense when incurred within noninterest expense in the consolidated statements of income.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issues ASUs to the FASB ASC. This section provides a summary description of recent ASUs that have significant implications (elected or required) within the consolidated financial statements, or that management expects may have a significant impact on financial statements issued in the foreseeable future.

Recent Accounting Pronouncements - Adopted

Effective January 1, 2020, the Corporation adopted ASU 2018-13, Fair Value Measurement (Topic 820), which modifies disclosure requirements on fair value measurements. This ASU removes requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. ASU 2018-13 clarifies that disclosure regarding measurement uncertainty is intended to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 adds certain disclosure requirements, including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively, while all other amendments should be applied retrospectively for all periods presented. Note 22 provides disclosure regarding fair value measurements of the Corporation’s financial instruments. Adoption of this ASU did not have a material impact on the Corporation’s consolidated financial position or results of operations.

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

3. BUSINESS COMBINATIONS

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

The consolidated financial statements include the formerly separate Covenant operations from July 1, 2020 through December 31, 2020. Since the activities of the former Covenant operations have been combined with those of the Corporation, separate disclosure of Covenant-related financial information included in the consolidated financial statements is not practicable.

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

As adjusted in the fourth quarter 2020, the fair value of assets acquired, excluding goodwill, totaled $608,485,000, while the fair value of liabilities assumed totaled $569,336,000. Goodwill represents consideration transferred in excess of the fair value of the net assets acquired. At December 31, 2020, goodwill associated with the acquisition was $24,117,000. The goodwill resulting from the acquisition represents the value expected from the further expansion of the Corporation’s market penetration into Southeastern Pennsylvania, adding to the base established in the acquisition of Monument Bancorp, Inc. in 2019. Goodwill acquired in the Covenant merger is not deductible for tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes.

In the fourth quarter 2020, the Corporation recorded adjustments to the initial fair value measurements of certain assets and liabilities that resulted in a net decrease in goodwill of $21,000, summarized as follows:

(In Thousands)
Preliminary goodwill balance, September 30, 2020	$24,138
Adjustments in fourth quarter 2020:
Write-down purchased credit impaired loan	556
Increase deferred tax asset, net	(410)
Decrease other liabilities	(167)
Goodwill balance, December 31, 2020	$24,117

The following table summarizes the consideration paid for Covenant and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(In Thousands)
Fair value of consideration transferred:
Cash	$21,837
Common stock issued	41,429
Total consideration transferred	$63,266

Estimated fair value of assets acquired and (liabilities) assumed:
Cash and cash equivalents	$97,792
Available-for-sale debt securities	10,754
Loans receivable	464,236
Bank-owned life insurance	11,170
Accrued interest receivable	1,922
Bank premises and equipment	3,250
Foreclosed assets held for sale	860
Deferred tax asset, net	1,879
Core deposit intangible	3,144
Goodwill	24,117
Other assets	13,478
Deposits	(481,796)
Short-term borrowings	(33,950)
Long-term borrowings	(30,025)
Subordinated debt	(10,091)
Accrued interest and other liabilities	(13,474)
Estimated excess fair value of assets acquired over liabilities assumed	$63,266

In the consolidated statements of cash flows, investing and financing activities exclude the following noncash items: the issuance of common stock as part of the merger consideration as well as the following categories of assets acquired and liabilities assumed from Covenant as reflected in the table above: available-for-sale debt securities, loans receivable, bank-owned life insurance, bank premises and equipment, foreclosed assets held for sale, core deposit intangible, goodwill, other assets (including Federal Home Loan Bank of Pittsburgh stock of $2,939,000), deposits, short-term borrowings, long-term borrowings, subordinated debt and accrued interest and other liabilities.

Acquisition date fair values for available-for-sale securities were determined using Level 1 inputs consistent with the methods discussed further in Note 22.

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

Loans acquired from Covenant were measured at fair value at the acquisition date with no carryover of an allowance for loan losses.  The following table presents performing and PCI loans acquired, by loan segment and class, as adjusted, at July 1, 2020:

(In Thousands)	Performing	PCI	Total
Residential mortgage:
Residential mortgage loans - first liens	$65,883	$0	$65,883
Residential mortgage loans - junior liens	4,141	75	4,216
Home equity lines of credit	8,368	0	8,368
1-4 Family residential construction	11,437	0	11,437
Total residential mortgage	89,829	75	89,904
Commercial:
Commercial loans secured by real estate	240,482	4,152	244,634
Commercial and industrial	39,068	806	39,874
Commercial construction and land	63,740	0	63,740
Loans secured by farmland	73	0	73
Multi-family (5 or more) residential	23,065	1,615	24,680
Other commercial loans	952	0	952
Total commercial	367,380	6,573	373,953
Consumer	379	0	379
Total	$457,588	$6,648	$464,236

The following table presents the updated fair value adjustments made to the amortized cost basis of loans acquired on July 1, 2020:

(In Thousands)
Gross amortized cost at acquisition	$472,012
Fair value adjustments:
Market rates	2,909
Credit adjustment on non-impaired loans	(7,219)
Credit adjustment on impaired loans	(3,466)
Fair value at acquisition	$464,236

The market rate adjustment represents the movement in interest rates, irrespective of credit adjustments, compared to the contractual rates of the acquired loans.  The credit adjustment made on non-PCI loans represents changes in credit quality of the underlying borrowers from loan inception to the acquisition date.

The credit adjustment on PCI loans is derived in accordance with ASC 310-30 and represents the portion of the loan balances that have been deemed uncollectible for each loan.  The PCI loans are secured by real estate or other collateral, and the fair value of each loan was determined based on the estimated proceeds to be derived from selling the collateral, net of selling costs.  The PCI loans were placed into nonaccrual status upon acquisition (and remained in nonaccrual status at December 31, 2020) as the Corporation cannot reasonably estimate cash flows expected to be collected in order to compute yield on the loans.

The Corporation recognized a core deposit intangible of $3,144,000. The core deposit intangible represents the estimated value of lower-cost funding provided by the nonmaturity deposits assumed in comparison with the Corporation’s estimated cost of borrowing funds in the market. The valuation assumptions to determine the core deposit intangible were comprised of level 2 and level 3 inputs. The core deposit intangible will be amortized over a weighted-average life of 5.4 years.

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

Subordinated debt assumed included two issues: (1) agreements with par values totaling $8,000,000, maturing in June 2026, redeemable at par beginning in June 2021 and bearing interest at 6.25%; and (2) an agreement with a par value of $2,000,000, maturing in July 2027, redeemable at par beginning in July 2022 and bearing interest at 6.50%. The fair value of subordinated debt was determined using Level 2 measurements by comparing the interest rates on the debt to the rates on similar recent issues of comparable size by other similar-sized banking companies.

The Corporation incurred merger-related expenses associated with the Covenant transaction of $7,708,000 in 2020 and $287,000 in 2019. Merger-related expenses include severance and similar expenses, costs associated with termination of data processing contracts and conversion of Covenant’s customer accounting data into the Corporation’s core system, legal and other professional fees and various other costs.

The following table presents pro forma information as if the merger between the Corporation and Covenant had been completed on January 1, 2019. The pro forma information does not necessarily reflect the results of operations that would have occurred had the merger taken place at the beginning of 2019. The supplemental pro forma information excludes merger-related expenses totaling $9,061,000 in 2020 (including $1,353,000 incurred by Covenant), or $7,245,000 net of tax (including $1,111,000 incurred by Covenant). The pro forma also excludes a tax benefit of $600,000 that Covenant realized from stock-based compensation vested upon completion of the merger. The pro forma information does not include the impact of possible business model changes nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies or other factors.

	Year Ended
	Dec. 31,	Dec. 31,
(In Thousands Except Per Share Data)	2020	2019
Interest income	$88,379	$88,830
Interest expense	13,407	15,156
Net interest income	74,972	73,674
Provision for loan losses	4,013	1,309
Net interest income after provision for loan losses	70,959	72,365
Noninterest income	24,657	20,550
Net gains on securities	169	23
Loss on prepayment of borrowings	1,636	0
Other noninterest expenses	60,094	62,377
Income before income tax provision	34,055	30,561
Income tax provision	6,227	5,311
Net income	$27,828	$25,250
Earnings per common share - basic	$1.75	$1.64
Earnings per common share - diluted	$1.75	$1.63

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

Merger-related expenses associated with the Monument acquisition, including legal and professional expenses and conversion of Monument’s customer accounting data into the Corporation’s core system, were $3,812,000 in 2019.

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

(In Thousands, Except Share and Per Share Data)	Years Ended
	December 31,	December 31,
	2020	2019
Basic
Net income	$19,222	$19,504
Less: Dividends and undistributed earnings allocated to participating securities	(116)	(100)
Net income attributable to common shares	$19,106	$19,404
Basic weighted-average common shares outstanding	14,743,386	13,298,736
Basic earnings per common share (a)	$1.30	$1.46
Diluted
Net income attributable to common shares	$19,106	$19,404
Basic weighted-average common shares outstanding	14,743,386	13,298,736
Dilutive effect of potential common stock arising from stock options	3,662	22,823
Diluted weighted-average common shares outstanding	14,747,048	13,321,559
Diluted earnings per common share (a)	$1.30	$1.46
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares with nonforfeitable dividends (participating securities).

The weighted-average number of nonvested restricted shares outstanding was 89,718 shares in 2020 and 68,358 shares in 2019.

Anti-dilutive stock options are excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 32,538 shares in 2020. There were no anti-dilutive instruments in 2019.

5. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
2020
Unrealized gains on available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$10,504	$(2,205)	$8,299
Reclassification adjustment for (gains) realized in income	(169)	35	(134)
Other comprehensive income on available-for-sale debt securities	10,335	(2,170)	8,165
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	(49)	11	(38)
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(29)	6	(23)
Other comprehensive loss on unfunded retirement obligations	(78)	17	(61)
Total other comprehensive income	$10,257	$(2,153)	$8,104

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
2019
Unrealized gains on available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$9,920	$(2,084)	$7,836
Reclassification adjustment for (gains) realized in income	(23)	5	(18)
Other comprehensive income on available-for-sale debt securities	$9,897	$(2,079)	$7,818
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	87	(19)	68
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(32)	7	(25)
Other comprehensive income on unfunded retirement obligations	55	(12)	43
Total other comprehensive income	$9,952	$(2,091)	$7,861

Items reclassified out of each component of accumulated other comprehensive income (loss) are as follows:

Affected Line Item in the
Description	Consolidated Statements of Income
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost (before-tax)	Other noninterest expense
Reclassification adjustment for (gains) realized in income (before-tax)	Realized gains on available-for-sale debt securities, net
Income tax effect	Income tax provision

Changes in the components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

(In Thousands)	Unrealized	Accumulated
	Gains	Unfunded	Other
	(Losses)	Retirement	Comprehensive
	on Securities	Obligations	Income (Loss)
2020
Balance, beginning of period	$3,511	$180	$3,691
Other comprehensive income (loss) during year ended December 31, 2020	8,165	(61)	8,104
Balance, end of period	$11,676	$119	$11,795

2019
Balance, beginning of period	$(4,307)	$137	$(4,170)
Other comprehensive income during year ended December 31, 2019	7,818	43	7,861
Balance, end of period	$3,511	$180	$3,691

6. CASH AND DUE FROM BANKS

Cash and due from banks at December 31, 2020 and 2019 include the following:

(In Thousands)	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$96,017	$31,122
Certificates of deposit	5,840	4,080
Total cash and due from banks	$101,857	$35,202

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

Historically, C&N Bank has been required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank.  In March 2020, the Federal Reserve Board reduced reserve requirements for U.S. banks to 0%.  Accordingly, C&N Bank had no required reserves at December 31, 2020 and $20,148,000 at December 31, 2019.

7. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at December 31, 2020 and 2019 are summarized as follows:

(In Thousands)	December 31, 2020
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$12,184	$0	$(2)	$12,182
Obligations of U.S. Government agencies	25,349	1,003	(8)	26,344
Obligations of states and political subdivisions:
Tax-exempt	116,427	6,000	(26)	122,401
Taxable	45,230	2,246	(24)	47,452
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	36,853	1,323	0	38,176
Residential collateralized mortgage obligations	56,048	1,428	(9)	57,467
Commercial mortgage-backed securities	42,461	2,849	0	45,310
Total available-for-sale debt securities	$334,552	$14,849	$(69)	$349,332

(In Thousands)	December 31, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$16,380	$620	$0	$17,000
Obligations of states and political subdivisions:
Tax-exempt	68,787	2,011	(38)	70,760
Taxable	35,446	927	(70)	36,303
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	58,875	472	(137)	59,210
Residential collateralized mortgage obligations	115,025	308	(610)	114,723
Commercial mortgage-backed securities	47,765	1,069	(107)	48,727
Total available-for-sale debt securities	$342,278	$5,407	$(962)	$346,723

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020 and 2019:

December 31, 2020	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$9,159	$(2)	$0	$0	$9,159	$(2)
Obligations of U.S. Government agencies	4,992	(8)	0	0	4,992	(8)
Obligations of states and political subdivisions:
Tax-exempt	3,811	(26)	0	0	3,811	(26)
Taxable	5,235	(24)	0	0	5,235	(24)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies,
Residential collateralized mortgage obligations	2,861	(9)	0	0	2,861	(9)
Total temporarily impaired available for sale debt securities	$26,058	$(69)	$0	$0	$26,058	$(69)

December 31, 2019	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions:
Tax-exempt	$6,429	$(38)	$0	$0	$6,429	$(38)
Taxable	5,624	(68)	161	(2)	5,785	(70)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	9,771	(35)	14,787	(102)	24,558	(137)
Residential collateralized mortgage obligations	31,409	(195)	30,535	(415)	61,944	(610)
Commercial mortgage-backed securities	0	0	8,507	(107)	8,507	(107)
Total temporarily impaired available-for-sale debt securities	$53,233	$(336)	$53,990	$(626)	$107,223	$(962)

Gross realized gains and losses from available-for-sale securities and the related income tax provision were as follows:

(In Thousands)	2020	2019
Gross realized gains from sales	$222	$24
Gross realized losses from sales	(53)	(1)
Net realized gains	$169	$23
Income tax provision related to net realized gains	$35	$5

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of December 31, 2020. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	December 31, 2020
	Amortized	Fair
	Cost	Value
Due in one year or less	$13,409	$13,506
Due from one year through five years	46,172	47,758
Due from five years through ten years	47,535	50,110
Due after ten years	92,074	97,005
Sub-total	199,190	208,379
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	36,853	38,176
Residential collateralized mortgage obligations	56,048	57,467
Commercial mortgage-backed securities	42,461	45,310
Total	$334,552	$349,332

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

Investment securities carried at $247,373,000 at December 31, 2020 and $215,270,000 at December 31, 2019 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 12 for information concerning securities pledged to secure borrowing arrangements and Note 21 for information related to securities pledged against interest rate swap obligations.

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

A summary of information management considered in evaluating debt and equity securities for OTTI at December 31, 2020 and 2019 is provided below.

Debt Securities

At December 31, 2020 and 2019, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these debt securities at December 31, 2020 and 2019 to be temporary.

Equity Securities

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheets, was $9,720,000 at December 31, 2020 and $10,131,000 at December 31, 2019. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at December 31, 2020 and December 31, 2019. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

The Corporation’s marketable equity security, with a carrying value of $1,000,000 at December 31, 2020 and $979,000 at December 31, 2019, consisted exclusively of one mutual fund. There was no unrealized gain/loss on the mutual fund at December 31, 2020 and an unrealized loss of $21,000 at December 31, 2019. The decrease in the unrealized loss of $21,000 in 2020 and the decrease in the unrealized loss of $29,000 in 2019 are included in other noninterest income in the consolidated statements of income.  There were no sales of equity securities in 2020 and 2019.

8. LOANS

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans. Loans outstanding at December 31, 2020 and December 31, 2019 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type

(In Thousands)

	Dec. 31,	Dec. 31,
	2020	2019
Residential mortgage:
Residential mortgage loans - first liens	$532,947	$510,641
Residential mortgage loans - junior liens	27,311	27,503
Home equity lines of credit	39,301	33,638
1-4 Family residential construction	20,613	14,798
Total residential mortgage	620,172	586,580
Commercial:
Commercial loans secured by real estate	531,810	301,227
Commercial and industrial	159,577	126,374
Small Business Administration - Paycheck Protection Program	132,269	0
Political subdivisions	53,221	53,570
Commercial construction and land	42,874	33,555
Loans secured by farmland	11,736	12,251
Multi-family (5 or more) residential	55,811	31,070
Agricultural loans	3,164	4,319
Other commercial loans	17,289	16,535
Total commercial	1,007,751	578,901
Consumer	16,286	16,741
Total	1,644,209	1,182,222
Less: allowance for loan losses	(11,385)	(9,836)
Loans, net	$1,632,824	$1,172,386

In the table above, outstanding loan balances are presented net of deferred loan origination fees, of $6,286,000 at December 31, 2020 and $2,482,000 at December 31, 2019.

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the northern tier and northcentral Pennsylvania, the southern tier of New York State and southeastern Pennsylvania. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10%of total loans at either December 31, 2020 or December 31, 2019.

On March 27, 2020, the CARES Act was signed into law. The CARES Act is a $2 trillion stimulus package designed to provide relief to U.S. businesses and consumers struggling as a result of the pandemic. A provision in the CARES Act includes creation of the Paycheck Protection Program (“PPP”) through the Small Business Administration (“SBA”) and Treasury Department. Under the PPP, the Corporation, as an SBA-certified lender, provides SBA-guaranteed loans to small businesses to pay their employees, rent, mortgage interest, and utilities. PPP loans will be forgiven subject to clients’ providing documentation evidencing their compliant use of funds and otherwise complying with the terms of the program.

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

The Corporation began accepting and processing applications for loans under the PPP on April 3, 2020. Covenant also engaged in PPP lending starting in early April 2020. As of December 31, 2020, the recorded investment in PPP loans was $132,269,000, including contractual principal balances of $134,802,000, increased by a market rate adjustment on PPP loans acquired from Covenant of $504,000 and reduced by net deferred origination fees of $3,037,000. Net deferred origination fees and the market rate adjustment on PPP loans are recognized in interest income as yield adjustments (net accretion over the term of the loans). Accretion of fees received on PPP loans, net of amortization of the market rate adjustment on PPP loans acquired from Covenant, was $1,945,000 for the year ended December 31, 2020.

Section 4013 of the CARES Act provides that, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the coronavirus (COVID-19) pandemic declared by the President of the United States under the National Emergencies Act terminates (the “applicable period”), the Corporation may elect to suspend U.S. GAAP for loan modifications related to the pandemic that would otherwise be categorized as TDRs and suspend any determination of a loan modified as a result of the effects of the pandemic as being a TDR, including impairment for accounting purposes. The suspension is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. The suspension is not applicable to any adverse impact on the credit of a borrower that is not related to the pandemic.

On December 27, 2020, the President of the United States signed into law the Consolidated Appropriations Act, 2021 (the “CAA Act”), which both funds the federal government until September 30, 2021 and broadly addresses additional COVID-19 responses and relief.  Among the additional relief measures included are certain extensions to elements of the CARES Act, including extension of temporary relief from troubled debt restructurings established under Section 4013 of the CARES Act to the earlier of a) January 1, 2022, or b) the date that is 60 days after the date on which the national COVID-19 emergency terminates. The CAA also includes additional funding for the PPP with additional eligibility requirements for borrowers with generally the same loan terms as provided under the CARES Act.

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

To work with clients impacted by COVID-19, the Corporation is offering short-term loan modifications on a case-by-case basis to borrowers who were current in their payments at the inception of the loan modification program. Prior to the merger, Covenant had a similar program in place, and these modified loans have been incorporated into the Corporation’s program. These efforts have been designed to assist borrowers as they deal with the current crisis and help the Corporation mitigate credit risk. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term. Consistent with Section 4013 of the CARES Act, the modified loans have not been reported as past due, nonaccrual  or as TDRs at December 31, 2020. Most of the modifications under the program became effective in March and the second quarter 2020 and provided a deferral of interest or principal and interest for 90-to-180 days. Accordingly, many of the loans for which deferrals were granted returned to full payment status prior to December 31, 2020. The quantity and balances of modifications outstanding under the program at December 31, 2020 are as follows:

	Deferrals Remaining
	As of December 31, 2020
(Dollars in Thousands)	Number
	of	Recorded
	Loans	Investment
COVID-19-related loan modifications:
Residential mortgage	15	$2,334
Consumer	3	61
Commercial	27	35,002
Total	45	$37,397

The ultimate effect of COVID-19 on the local or broader economy is not known. In 2020, the Corporation increased the allowance for loan losses $785,000 based on an increase in qualitative factors related to potential deterioration in economic conditions. Further, in June, September and December 2020, the Corporation’s credit administration and commercial lending staffs performed reviews of commercial credits with “Pass” ratings in an effort to reduce the risk of failing to identify loans that should be evaluated for risk rating downgrade or a specific allowance. Updated risk ratings and specific allowances based on the December 2020 review have been included in the December 31, 2020 information presented below. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its economic impact, the total impact on the Corporation’s loan portfolio is not determinable.

As described in Note 3, effective July 1, 2020, the Corporation acquired loans pursuant to its acquisition of Covenant, and effective April 1, 2019, the Corporation acquired loans pursuant to the acquisition of Monument. The acquired loans were recorded at their initial fair value, with adjustments made to the gross amortized cost of loans based on movements in interest rates (market rate adjustment) and based on credit fair value adjustments on non-impaired loans and impaired loans. In the last three quarters of 2019 and year ended December 31, 2020, the Corporation recognized amortization and accretion of a portion of the market rate adjustments and credit adjustments on non-impaired (performing) loans, and a partial recovery of purchased credit impaired (PCI) loans. For the years ended December 31, 2020 and 2019, adjustments to the initial market rate and credit fair value adjustments of performing loans were recognized as follows:

(In Thousands)
	Year Ended
	December 31,	December 31,
	2020	2019
Market Rate Adjustment
Adjustments to gross amortized cost of loans at beginning of period	$(1,415)	$0
Market rate adjustment recorded in acquisition	2,909	(1,807)
(Amortization) accretion recognized in interest income	(776)	392
Adjustments to gross amortized cost of loans at end of period	$718	$(1,415)
Credit Adjustment on Non-impaired Loans
Adjustments to gross amortized cost of loans at beginning of period	$(1,216)	$0
Credit adjustment recorded in acquisition	(7,219)	(1,914)
Accretion recognized in interest income	2,456	698
Adjustments to gross amortized cost of loans at end of period	$(5,979)	$(1,216)

The following table presents the components of the purchase accounting adjustments related to the PCI loans acquired from Covenant as of July 1, 2020:

(In Thousands)	July 1, 2020
Contractually required principal at acquisition	$10,114
Non-accretable discount	(3,466)
Expected cash flows	$6,648

A summary of PCI loans held at December 31, 2020 and December 31, 2019 is as follows:

(In Thousands)	December 31,	December 31,
	2020	2019
Outstanding balance	$10,316	$759
Carrying amount	6,841	441

Transactions within the allowance for loan losses, summarized by segment and class, were as follows:

	December 31,				December 31,
Year Ended December 31, 2020	2019			Provision	2020
(In Thousands)	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,405	$0	$39	$80	$3,524
Residential mortgage loans - junior liens	384	0	1	(36)	349
Home equity lines of credit	276	0	4	1	281
1-4 Family residential construction	117	0	0	(18)	99
Total residential mortgage	4,182	0	44	27	4,253
Commercial:
Commercial loans secured by real estate	1,921	0	0	1,130	3,051
Commercial and industrial	1,391	(2,236)	16	3,074	2,245
Commercial construction and land	966	(107)	0	(405)	454
Loans secured by farmland	158	0	0	(38)	120
Multi-family (5 or more) residential	156	0	0	80	236
Agricultural loans	41	0	0	(7)	34
Other commercial loans	155	0	0	13	168
Total commercial	4,788	(2,343)	16	3,847	6,308
Consumer	281	(122)	41	39	239
Unallocated	585	0	0	0	585
Total Allowance for Loan Losses	$9,836	$(2,465)	$101	$3,913	$11,385

	December 31,				December 31,
Year Ended December 31, 2019	2018			Provision	2019
(In Thousands)	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,156	$(166)	$4	$411	$3,405
Residential mortgage loans - junior liens	325	(24)	2	81	384
Home equity lines of credit	302	0	5	(31)	276
1-4 Family residential construction	203	0	1	(87)	117
Total residential mortgage	3,986	(190)	12	374	4,182
Commercial:
Commercial loans secured by real estate	2,538	0	0	(617)	1,921
Commercial and industrial	1,553	(6)	6	(162)	1,391
Commercial construction and land	110	0	0	856	966
Loans secured by farmland	102	0	0	56	158
Multi-family (5 or more) residential	114	0	0	42	156
Agricultural loans	46	0	0	(5)	41
Other commercial loans	128	0	0	27	155
Total commercial	4,591	(6)	6	197	4,788
Consumer	233	(183)	39	192	281
Unallocated	499	0	0	86	585
Total Allowance for Loan Losses	$9,309	$(379)	$57	$849	$9,836

For the year ended December 31, 2020, the provision for loan losses was $3,913,000, an increase in expense of $3,064,000 as compared to 2019. The provision included the impact of a $2,219,000 charge-off on a commercial loan of $3,500,000. In total, the provision for 2020 included a net charge of $2,238,000 related to specific loans (net decrease in specific allowances on loans of $126,000 and net charge-offs of $2,364,000) and a $1,675,000 increase in the collectively determined portion of the allowance for loan losses. The increase in the collectively determined portion of the allowance includes the impact of an increase in the net charge-off experience factor for commercial loans and an increase in qualitative factors.

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of December 31, 2020 and 2019:

December 31, 2020					Purchased
(In Thousands)		Special			Credit
	Pass	Mention	Substandard	Doubtful	Impaired	Total
Residential Mortgage:
Residential Mortgage loans - first liens	$516,685	$6,192	$9,994	$0	$76	$532,947
Residential Mortgage loans - junior liens	26,480	141	621	0	69	27,311
Home equity lines of credit	38,529	59	713	0	0	39,301
1-4 Family residential construction	20,613	0	0	0	0	20,613
Total residential mortgage	602,307	6,392	11,328	0	145	620,172
Commercial:
Commercial loans secured by real estate	494,876	17,374	15,262	0	4,298	531,810
Commercial and Industrial	143,500	8,025	7,268	0	784	159,577
Small Business Administration - Paycheck Protection Program	132,269	0	0	0	0	132,269
Political subdivisions	53,221	0	0	0	0	53,221
Commercial construction and land	42,110	715	49	0	0	42,874
Loans secured by farmland	10,473	405	858	0	0	11,736
Multi-family (5 or more) residential	50,563	2,405	1,229	0	1,614	55,811
Agricultural loans	2,569	0	595	0	0	3,164
Other commercial loans	17,289	0	0	0	0	17,289
Total commercial	946,870	28,924	25,261	0	6,696	1,007,751
Consumer	16,172	0	114	0	0	16,286
Totals	$1,565,349	$35,316	$36,703	$0	$6,841	$1,644,209

December 31, 2019					Purchased
(In Thousands)		Special			Credit
	Pass	Mention	Substandard	Doubtful	Impaired	Total
Residential Mortgage:
Residential Mortgage loans - first liens	$500,963	$193	$9,324	$84	$77	$510,641
Residential Mortgage loans - junior liens	26,953	79	471	0	0	27,503
Home equity lines of credit	33,170	59	409	0	0	33,638
1-4 Family residential construction	14,798	0	0	0	0	14,798
Total residential mortgage	575,884	331	10,204	84	77	586,580
Commercial:
Commercial loans secured by real estate	294,397	4,773	1,693	0	364	301,227
Commercial and Industrial	114,293	9,538	2,543	0	0	126,374
Political subdivisions	53,570	0	0	0	0	53,570
Commercial construction and land	32,224	0	1,331	0	0	33,555
Loans secured by farmland	6,528	4,681	1,042	0	0	12,251
Multi-family (5 or more) residential	30,160	0	910	0	0	31,070
Agricultural loans	3,343	335	641	0	0	4,319
Other commercial loans	16,416	0	119	0	0	16,535
Total commercial	550,931	19,327	8,279	0	364	578,901
Consumer	16,720	0	21	0	0	16,741
Totals	$1,143,535	$19,658	$18,504	$84	$441	$1,182,222

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of December 31, 2020 and 2019:

December 31, 2020	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$2,385	$530,562	$532,947	$9	$3,515	$3,524
Residential mortgage loans - junior liens	414	26,897	27,311	153	196	349
Home equity lines of credit	0	39,301	39,301	0	281	281
1-4 Family residential construction	0	20,613	20,613	0	99	99
Total residential mortgage	2,799	617,373	620,172	162	4,091	4,253
Commercial:
Commercial loans secured by real estate	11,962	519,848	531,810	692	2,359	3,051
Commercial and industrial	1,359	158,218	159,577	71	2,174	2,245
Small Business Administration - Paycheck Protection Program	0	132,269	132,269	0	0	0
Political subdivisions	0	53,221	53,221	0	0	0
Commercial construction and land	0	42,874	42,874	0	454	454
Loans secured by farmland	84	11,652	11,736	0	120	120
Multi-family (5 or more) residential	1,614	54,197	55,811	0	236	236
Agricultural loans	0	3,164	3,164	0	34	34
Other commercial loans	0	17,289	17,289	0	168	168
Total commercial	15,019	992,732	1,007,751	763	5,545	6,308
Consumer	0	16,286	16,286	0	239	239
Unallocated						585

Total	$17,818	$1,626,391	$1,644,209	$925	$9,875	$11,385

December 31, 2019	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$1,023	$509,618	$510,641	$0	$3,405	$3,405
Residential mortgage loans - junior liens	368	27,135	27,503	176	208	384
Home equity lines of credit	0	33,638	33,638	0	276	276
1-4 Family residential construction	0	14,798	14,798	0	117	117
Total residential mortgage	1,391	585,189	586,580	176	4,006	4,182
Commercial:
Commercial loans secured by real estate	684	300,543	301,227	0	1,921	1,921
Commercial and industrial	1,467	124,907	126,374	149	1,242	1,391
Political subdivisions	0	53,570	53,570	0	0	0
Commercial construction and land	1,261	32,294	33,555	678	288	966
Loans secured by farmland	607	11,644	12,251	48	110	158
Multi-family (5 or more) residential	0	31,070	31,070	0	156	156
Agricultural loans	76	4,243	4,319	0	41	41
Other commercial loans	0	16,535	16,535	0	155	155
Total commercial	4,095	574,806	578,901	875	3,913	4,788
Consumer	0	16,741	16,741	0	281	281
Unallocated						585

Total	$5,486	$1,176,736	$1,182,222	$1,051	$8,200	$9,836

Summary information related to impaired loans as of December 31, 2020 and 2019 is as follows:

(In Thousands)	December 31, 2020			December 31, 2019
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Residential mortgage loans - first liens	$1,248	$1,248	$0	$645	$617	$0
Residential mortgage loans - junior liens	160	105	0	42	42	0
Commercial loans secured by real estate	7,168	5,398	0	684	684	0
Commercial and industrial	1,781	1,287	0	563	563	0
Loans secured by farmland	84	84	0	129	129	0
Multi-family (5 or more) residential	2,770	1,614	0	0	0	0
Agricultural loans	0	0	0	76	76	0
Total with no related allowance recorded	13,211	9,736	0	2,139	2,111	0

With a related allowance recorded:
Residential mortgage loans - first liens	1,200	1,200	9	406	406	0
Residential mortgage loans - junior liens	309	309	153	326	326	176
Commercial loans secured by real estate	6,501	6,501	691	0	0	0
Commercial and industrial	72	72	72	904	904	149
Construction and other land loans	0	0	0	1,261	1,261	678
Loans secured by farmland	0	0	0	478	478	48
Total with a related allowance recorded	8,082	8,082	925	3,375	3,375	1,051
Total	$21,293	$17,818	$925	$5,514	$5,486	$1,051

In the table immediately above, loans to two borrowers are presented under the Residential mortgage loans – first liens and Residential mortgage loans – junior liens classes. Each of these loans is collateralized by one property, and the allowance associated with each of these loans was determined based on an analysis of the total amounts of the Corporation’s exposure in comparison to the estimated net proceeds if the Corporation were to sell the property. The total allowance related to these two borrowers was $153,000 at December 31, 2020 and $176,000 at December 31, 2019.

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

(In Thousands)			Interest Income Recognized on
	Average Investment in		on Impaired Loans
	Impaired Loans		on a Cash Basis
	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
Residential mortgage:
Residential mortgage loans - first lien	$1,853	$1,440	$116	$87
Residential mortgage loans - junior lien	392	288	22	12
Home equity lines of credit	57	26	3	4
Total residential mortgage	2,302	1,754	141	103
Commercial:
Commercial loans secured by real estate	5,266	1,562	258	19
Commercial and industrial	2,542	1,186	34	25
Commercial construction and land	521	556	15	71
Loans secured by farmland	319	1,276	27	49
Multi-family (5 or more) residential	202	0	0	0
Agricultural loans	76	399	4	31
Other commercial loans	18	20	1	4
Total commercial	8,944	4,999	339	199
Consumer	0	3	0	0
Total	$11,246	$6,756	$480	$302

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	December 31, 2020		December 31, 2019
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$838	$6,387	$878	$4,679
Residential mortgage loans - junior liens	52	378	53	326
Home equity lines of credit	233	299	71	73
Total residential mortgage	1,123	7,064	1,002	5,078
Commercial:
Commercial loans secured by real estate	395	11,550	107	1,148
Commercial and industrial	142	970	15	1,051
Commercial construction and land	0	49	0	1,311
Loans secured by farmland	188	84	43	565
Multi-family (5 or more) residential	0	1,614	0	0
Other commercial	71	0	0	49
Total commercial	796	14,267	165	4,124
Consumer	56	85	40	16
Totals	$1,975	$21,416	$1,207	$9,218

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual. PCI loans with a total recorded investment of $6,841,000 at December 31, 2020 and $441,000 at December 31, 2019 are classified as nonaccrual.

The table below presents a summary of the contractual aging of loans as of December 31, 2020 and 2019. Loans modified under the Corporation’s program designed to work with clients impacted by COVID-19, as described above, are included in the current and past due less than 30 days category in the table that follows:

(In Thousands)	As of December 31, 2020				As of December 31, 2019
	Current &				Current &
	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$523,191	$5,703	$4,053	$532,947	$499,024	$7,839	$3,778	$510,641
Residential mortgage loans - junior liens	27,009	111	191	27,311	27,041	83	379	27,503
Home equity lines of credit	38,919	101	281	39,301	33,115	452	71	33,638
1-4 Family residential construction	20,457	156	0	20,613	14,758	40	0	14,798
Total residential mortgage	609,576	6,071	4,525	620,172	573,938	8,414	4,228	586,580

Commercial:
Commercial loans secured by real estate	529,998	66	1,746	531,810	299,640	737	850	301,227
Commercial and industrial	158,523	55	999	159,577	126,221	16	137	126,374
Small Business Administration - Paycheck Protection Program	132,269	0	0	132,269	0	0	0	0
Political subdivisions	53,221	0	0	53,221	53,570	0	0	53,570
Commercial construction and land	42,590	284	0	42,874	33,505	0	50	33,555
Loans secured by farmland	11,419	95	222	11,736	11,455	666	130	12,251
Multi-family (5 or more) residential	53,860	1,951	0	55,811	31,070	0	0	31,070
Agricultural loans	3,091	2	71	3,164	4,318	1	0	4,319
Other commercial loans	17,289	0	0	17,289	16,535	0	0	16,535
Total commercial	1,002,260	2,453	3,038	1,007,751	576,314	1,420	1,167	578,901
Consumer	16,063	83	140	16,286	16,496	189	56	16,741
Totals	$1,627,899	$8,607	$7,703	$1,644,209	$1,166,748	$10,023	$5,451	$1,182,222

Nonaccrual loans are included in the contractual aging immediately above. A summary of the contractual aging of nonaccrual loans at December 31, 2020 and 2019 is as follows:

(In Thousands)	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
December 31, 2020 Nonaccrual Totals	$12,999	$2,689	$5,728	$21,416
December 31, 2019 Nonaccrual Totals	$3,840	$1,134	$4,244	$9,218

Loans whose terms are modified are classified as TDRs if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired and reviewed each quarter to determine if a specific allowance for loan losses is required. Loans deferred under COVID-19 CARES Act Section 4013 are not classified as TDRs as they meet COVID-19 relief guidance. The outstanding balance of loans subject to TDRs, as well as the contractual aging information at December 31, 2020 and 2019 is as follows:

Troubled Debt Restructurings (TDRs):

(In Thousands)	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
December 31, 2020 Totals	$166	$0	$418	$6,867	$7,451
December 31, 2019 Totals	$889	$0	$0	$1,737	$2,626

At December 31, 2020 and 2019, there were no commitments to loan additional funds to borrowers whose loans have been classified as TDRs.

A summary of TDRs that occurred during 2020 and 2019 is as follows:

(Balances in Thousands)	2020		2019
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Residential mortgage - junior liens:
Reduced monthly payments and extended maturity date	0	$0	1	$18
New loan at lower than risk-adjusted market rate to borrower from whom short sale of other collateral was accepted	1	30	0	0
Commercial loans secured by real estate:
Interest only payments for a nine-month period	1	240	0	0
Principal and interest payment deferral non-COVID related	2	4,831	0	0
Extended interest only payments and reduced monthly payments with a balloon payment at maturity	0	0	1	1,261
Commercial and industrial,
Reduced monthly payments and extended maturity date	0	0	9	448
Multi-family (5 or more) residential,
Principal and interest payment deferral non-COVID related	3	2,170	0	0
Agricultural loans,
Reduced monthly payments and extended maturity date	0	0	1	84
Total	7	$7,271	12	$1,811

In the year ended December 31, 2020, the Corporation recorded a specific allowance for loan losses of $416,000 related to a loan secured by commercial real estate for which a TDR concession was also made in 2020 and included in the table above. The other loans for which TDRs were granted in 2020 had no specific impact on the provision or allowance for loan losses.

In the year ended December 31, 2019, the Corporation recorded a specific allowance for loan losses of $678,000 related to the commercial loan secured by real estate in the table above. This loan was subsequently paid off in the first quarter of 2020 for less than the full principal balance, resulting in a charge-off of $107,000.

In 2020 and 2019, payment defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months are summarized as follows:

	2020		2019
	Number		Number
	of	Recorded	of	Recorded
(Balances in Thousands)	Loans	Investment	Loans	Investment
Residential mortgage - first liens	0	$0	1	$261
Residential mortgage - junior liens	1	240	1	18
Commercial and industrial	0	0	8	170
Agricultural loans	0	0	1	81
Total	1	$240	11	$530

In 2020, one commercial real estate loan experienced a payment default. This loan was individually evaluated for impairment at December 31, 2020 and no specific allowance was recorded as the estimated value of collateral exceeded the outstanding balance.  All of the TDRs for which payment defaults occurred in 2019 were related to one commercial relationship. These loans were individually evaluated for impairment at December 31, 2020 and 2019, and no specific allowance for loan losses was recognized because the estimated values of collateral and U.S. Government (Small Business Administration) guarantees exceeded the outstanding balances of the loans.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the consolidated balance sheets) is as follows:

(In Thousands)	December 31,	December 31,
	2020	2019
Foreclosed residential real estate	$80	$292

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	December 31,	December 31,
	2020	2019
Residential real estate in process of foreclosure	$1,246	$1,717

9. BANK PREMISES AND EQUIPMENT

	December 31,
(In Thousands)	2020	2019
Land	$3,826	$3,199
Buildings and improvements	33,058	28,403
Furniture and equipment	15,235	13,618
Construction in progress	8	1,655
Total	52,127	46,875
Less: accumulated depreciation	(30,601)	(29,705)
Net	$21,526	$17,170

Depreciation expense is included in the following line items of the consolidated statements of income:

(In Thousands)	2020	2019
Occupancy expense	$857	$775
Furniture and equipment expense	738	692
Data processing expenses	338	239
Telecommunications expenses	48	43
Total	$1,981	$1,749

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Information related to the core deposit intangibles is as follows:

(In Thousands)	December 31,
	2020	2019
Gross amount	$6,639	$3,495
Accumulated amortization	(2,788)	(2,248)
Net	$3,851	$1,247

Amortization expense related to core deposit intangibles is included in other noninterest expense in the consolidated statements of income, as follows:

(In Thousands)	Year Ended
	December 31,	December 31,
	2020	2019
Amortization expense	$540	$223

In 2020, amortization expense included $292,000 related to the Covenant acquisition and $248,000 related to the Monument acquisition as described in Note 3. In 2019, amortization expense included $214,000 related to the Monument acquisition and $9,000 related to a previous acquisition. The amount of amortization expense to be recognized in each of the ensuing five years is as follows:

(In Thousands)
2021	$535
2022	439
2023	408
2024	390
2025	424

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. Changes in the carrying amount of goodwill are summarized in the following table:

(In Thousands)	Year Ended
	December 31,	December 31,
	2020	2019
Balance, beginning of period	$28,388	$11,942
Goodwill arising in business combination	24,117	16,446
Balance, end of period	$52,505	$28,388

In testing goodwill for impairment at December 31, 2020, the Corporation by-passed performing a qualitative assessment and performed a quantitative assessment based on comparison of the Corporation’s market capitalization to its stockholders’ equity, resulting in the determination that the fair value of its reporting unit, its community banking operation, exceeded its carrying amount. Accordingly, there was no goodwill impairment at December 31, 2020.

There were no goodwill impairment charges recorded in the years ended December 31, 2020 and 2019.

11. DEPOSITS

At December 31, 2020, the scheduled maturities of time deposits are as follows:

(In Thousands)
2021	$262,358
2022	76,447
2023	27,730
2024	12,621
2025	11,192
2026	59
Total	$390,407

Time deposits of more than $250,000 totaled $103,024,000 at December 31, 2020 and $84,476,000 at December 31, 2019. As of December 31, 2020, the remaining maturities or time to next re-pricing of time deposits more than $250,000 was as follows:

(In Thousands)
Three months or less	$25,566
Over 3 months through 12 months	54,883
Over 1 year through 3 years	15,574
Over 3 years	7,001
Total	$103,024

12. BORROWED FUNDS AND SUBORDINATED DEBT

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	December 31,	December 31,
	2020	2019
FHLB-Pittsburgh borrowings	$18,066	$84,292
Customer repurchase agreements	1,956	1,928
Total short-term borrowings	$20,022	$86,220

Short-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	December 31,	December 31,
	2020	2019
Overnight borrowing	$0	$64,000
Other short-term advances	18,066	20,292
Total short-term FHLB-Pittsburgh borrowings	$18,066	$84,292

The overnight borrowing from FHLB-Pittsburgh had an interest rate of 1.81% at December 31, 2019. At December 31, 2020, other short-term advances included five advances totaling $18,000,000 which are presented in the table inclusive of the unaccreted purchase accounting adjustment, with a weighted-average effective rate of 0.43%.  At December 31, 2019, other short-term advances included seven advances totaling $20,297,000 which are presented in the table net of the unamortized purchase accounting adjustment, with a weighted-average effective rate of 2.28%.

The weighted average interest rate on total short-term borrowings outstanding was 0.40% at December 31, 2020 and 1.88% at December 31, 2019. The maximum amount of total short-term borrowings outstanding at any month-end was $56,647,000 in 2020 and $86,220,000 in 2019.

The Corporation had available credit with other correspondent banks totaling $45,000,000 at December 31, 2020 and 2019. These lines of credit are primarily unsecured. No amounts were outstanding at December 31, 2020 or 2019.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At December 31, 2020, the Corporation had available credit in the amount of $14,654,000 on this line with no outstanding advances. At December 31, 2019, the Corporation had available credit in the amount of $14,244,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with a carrying value of $15,126,000 at December 31, 2020 and $14,728,000 at December 31, 2019.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $1,049,690,000 at December 31, 2020 and $778,877,000 at December 31, 2019. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $9,720,000 at December 31, 2020 and $10,131,000 at December 31, 2019. The Corporation’s total credit facility with FHLB-Pittsburgh was $771,199,000 at December 31, 2020, including an unused (available) amount of $698,977,000. At December 31, 2019, the Corporation’s total credit facility with FHLB-Pittsburgh was $552,546,000, including an unused (available) amount of $416,127,000.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10%at December 31, 2020 and December 31, 2019. The carrying value of the underlying securities was $1,980,000 at December 31, 2020 and $1,951,000 at December 31, 2019.

LONG-TERM BORROWINGS

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	December 31,	December 31,
	2020	2019
Loans matured in 2020 with a weighted-average rate of 2.71%	$0	$5,069
Loans maturing in 2021 with a weighted-average rate of 1.36%	26,098	6,000
Loans maturing in 2022 with a weighted-average rate of 0.60%	15,682	20,000
Loans maturing in 2023 with a weighted-average rate of 0.73%	7,224	20,500
Loans maturing in 2024 with a weighted-average rate of 0.75%	5,137	0
Loan maturing in 2025 with a rate of 4.91%	467	558
Total long-term FHLB-Pittsburgh borrowings	$54,608	$52,127

Note: Weighted-average rates are presented as of December 31, 2020.

SUBORDINATED DEBT

At December 31, 2020 and 2019, outstanding subordinated debt agreements are as follows:

(In Thousands)	December 31,	December 31,
	2020	2019
Agreements with an aggregate par value of $8,000,000; bearing interest at 6.25%; maturing in June 2026 and redeemable at par in June 2021	$8,027	$0
Agreements with an aggregate par value of $6,500,000; bearing interest at 6.50%; maturing in April 2027 and redeemable at par in April 2022	6,500	6,500
Agreement with a par value of $2,000,000; bearing interest at 6.50%; maturing in July 2027 and redeemable at par in July 2022	2,026	0
Total carrying value	$16,553	$6,500

13. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. The plan contains a cost-sharing feature which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at December 31, 2020 and December 31, 2019 and are not expected to significantly affect the Corporation’s future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The following table shows the funded status of the defined benefit plans:

	Pension		Postretirement
(In Thousands)	2020	2019	2020	2019
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$976	$870	$1,326	$1,349
Service cost	0	0	46	33
Interest cost	23	28	39	50
Plan participants' contributions	0	0	185	184
Actuarial loss (gain)	108	91	11	(63)
Benefits paid	(6)	(13)	(260)	(227)
Benefit obligation at end of year	$1,101	$976	$1,347	$1,326

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$971	$847	$0	$0
Actual return on plan assets	97	137	0	0
Employer contribution	0	0	75	43
Plan participants' contributions	0	0	185	184
Benefits paid	(6)	(13)	(260)	(227)
Fair value of plan assets at end of year	$1,062	$971	$0	$0

Funded status at end of year	$(39)	$(5)	$(1,347)	$(1,326)

At December 31, 2020 and 2019, the following pension plan and postretirement plan liability amounts were recognized in the consolidated balance sheets:

	Pension		Postretirement
(In Thousands)	2020	2019	2020	2019
Accrued interest and other liabilities	$39	$5	$1,347	$1,326

At December 31, 2020 and 2019, the following items included in accumulated other comprehensive income had not been recognized as components of expense:

	Pension		Postretirement
(In Thousands)	2020	2019	2020	2019
Prior service cost	$0	$0	$(217)	$(248)
Net actuarial loss (gain)	277	255	(211)	(236)
Total	$277	$255	$(428)	$(484)

For the defined benefit pension plan, amortization of the net actuarial loss is expected to be $19,000 in 2021. For the postretirement plan, the estimated amount of prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2021 is a reduction in expense of $31,000, and net actuarial gain of $5,000 is expected to be amortized in 2021.

The accumulated benefit obligation for the defined benefit pension plan was $1,101,000 at December 31, 2020 and $976,000 at December 31, 2019.

The components of net periodic benefit costs from defined benefit plans are as follows:

	Pension		Postretirement
(In Thousands)	2020	2019	2020	2019
Service cost	$0	$0	$46	$33
Interest cost	23	28	39	50
Expected return on plan assets	(27)	(22)	0	0
Amortization of prior service cost	0	0	(31)	(31)
Recognized net actuarial loss (gain)	16	20	(14)	(21)
Total net periodic benefit cost	$12	$26	$40	$31

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension		Postretirement
	2020	2019	2020	2019
Citizens Trust Company Retirement Plan and postretirement plan:
Discount rate	3.10%	4.10%	3.25%	4.50%
Expected return on plan assets	4.99%	4.68%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

The weighted-average assumptions used to determine benefit obligations as of December 31, 2020 and 2019 are as follows:

	Pension		Postretirement
	2020	2019	2020	2019
Discount rate	2.30%	3.10%	2.50%	3.25%
Rate of compensation increase	N/A	N/A	N/A	N/A

Estimated future benefit payments, including only estimated employer contributions for the postretirement plan, which reflect expected future service, are as follows:

(In Thousands)	Pension	Postretirement
2021	$499	$79
2022	8	85
2023	192	77
2024	8	83
2025	8	83
2026-2030	367	407

No estimated minimum contribution to the defined benefit pension plan is required in 2021, though the Corporation may make discretionary contributions.

The expected return on pension plan assets is a significant assumption used in the calculation of net periodic benefit cost. This assumption reflects the average long-term rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.

The fair values of pension plan assets at December 31, 2020 and 2019 are as follows:

	2020	2019
Mutual funds invested principally in:
Cash and cash equivalents	2%	3%
Debt securities	36%	38%
Equity securities	51%	49%
Alternative funds	11%	10%
Total	100%	100%

C&N Bank’s Wealth Management Department manages the investment of the pension plan assets. The Plan’s securities include mutual funds invested principally in debt securities, a diversified mix of large, mid- and small-capitalization U.S. stocks, foreign stocks and alternative asset classes such as real estate, commodities, and inflation-protected securities. The fair values of plan assets are determined based on Level 1 inputs (as described in Note 22). The Plan’s assets do not include any shares of the Corporation’s common stock.

PROFIT SHARING AND DEFERRED COMPENSATION PLANS

The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation’s matching contributions to the Plan depend upon the tax deferred contributions of employees. The Corporation’s total basic and matching contributions were $1,050,000 in 2020 and $891,000 in 2019.

The Corporation has an Employee Stock Ownership Plan (ESOP). Contributions to the ESOP are discretionary, and the ESOP uses funds contributed to purchase Corporation stock for the accounts of ESOP participants. These purchases are made in the market (not directly from the Corporation), and employees are not permitted to purchase Corporation stock under the ESOP. The ESOP includes a diversification feature, which allows participants, upon reaching age 55 and 10 years of service (as defined), to sell up to 50% of their Corporation shares over a period of 6 years. As of December 31, 2020, and 2019, there were no shares allocated for repurchase by the ESOP.

Dividends paid on shares held by the ESOP are charged to retained earnings. All Corporation shares owned through the ESOP are included in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share – basic and diluted. The ESOP held 481,478 shares of Corporation stock at December 31, 2020 and 473,171 shares at December 31, 2019, all of which had been allocated to Plan participants. The Corporation’s contributions to the ESOP totaled $912,000 in 2020 and $718,000 in 2019.

The Corporation has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to operating expense for officers’ supplemental deferred compensation were $286,000 in 2020 and $251,000 in 2019.

In connection with the Covenant acquisition, the Corporation assumed an obligation to provide a supplemental retirement benefit to a former Covenant executive. Under the terms of the agreement, the executive or his heirs will receive monthly payments totaling $1 million over a 10-year period starting in October 2025. Effective July 1, 2020, the Corporation recorded a liability of $499,000 representing the present value of the obligation prior to the executive fully vesting in the benefit. In 2020, the Corporation recorded expense totaling $366,000 related to this obligation, including: (1) $360,000, which is included in merger-related expenses in the consolidated statements of income, representing the impact of the executive fully vesting upon the change in control, and (2) $6,000, which is included in pensions and other employee benefits in the consolidated statements of income, representing the effective interest cost on the obligation from July 1, 2020 through December 31, 2020. The discount rate used to measure the liability at July 1, 2020 and December 31, 2020 was 1.5%. The balance of the liability at December 31, 2020, which is included in accrued interest and other liabilities in the consolidated balance sheets, is $865,000.

The Corporation also has a nonqualified deferred compensation plan that allows selected officers the option to defer receipt of cash compensation, including base salary and any cash bonuses or other cash incentives. This nonqualified deferred compensation plan does not provide for Corporation contributions.

STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of senior officers. A total of 850,000 shares of common stock may be issued under the Stock Incentive Plan. Awards may be made under the Stock Incentive Plan in the form of qualified options (“Incentive Stock Options,” as defined in the Internal Revenue Code), nonqualified options, stock appreciation rights or restricted stock. Historically through December 31, 2020, all awards made under this Plan have consisted of Incentive Stock Options or restricted stock. Incentive Stock Options have an exercise price equal to the market value of the stock at the date of grant, vest after 6 months and expire after 10 years. There are 166,603 shares available for issuance under the Stock Incentive Plan as of December 31, 2020.

Also, the Corporation has an Independent Directors Stock Incentive Plan. This plan permits awards of nonqualified stock options and/or restricted stock to non-employee directors. A total of 235,000 shares of common stock may be issued under the Independent Directors Stock Incentive Plan. The recipients’ rights to exercise stock options under this plan expire 10 years  from the date of grant. The exercise prices of all stock options awarded under the Independent Directors Stock Incentive Plan are equal to market value as of the dates of grant. There are 103,143 shares available for issuance under the Independent Directors Stock Incentive Plan as of December 31, 2020.

Total stock-based compensation expense is as follows:

(In Thousands)	2020	2019
Restricted stock	$1,050	$798
Stock options	0	0
Total	$1,050	$798

The following summarizes non-vested restricted stock activity for the year ended December 31, 2020:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding, December 31, 2019	68,200	$24.53
Granted	70,940	$23.18
Vested	(31,908)	$24.97
Forfeited	(5,290)	$25.09
Outstanding, December 31, 2020	101,942	$23.42

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. As of December 31, 2020, there was $1,340,000 total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.5 years.

In 2020 and 2019, the Corporation awarded shares of restricted stock under the Stock Incentive Plan, as follows:

	2020	2019
Time-based awards to independent directors	7,580	7,620
Time-based awards to employees	45,457	26,827
Performance-based awards to employees	17,903	13,690
Total	70,940	48,137

Time-based restricted stock awards granted under the Independent Directors Stock Incentive Plan in 2020 and 2019 vest over one-year terms. Time-based restricted stock awards granted to employees in 2020 and 2019 vest ratably over three-year terms, subject to continued employment and satisfactory job performance. Performance-based restricted stock awards granted in 2020 and 2019 vest ratably over three-year terms, with vesting contingent upon meeting conditions based on the Corporation’s earnings as specified in the agreements.

There were no stock options granted in 2020 or 2019. A summary of stock option activity is presented below:

	2020		2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning of year	75,897	$18.69	115,714	$18.49
Granted	0		0
Exercised	(17,222)	$18.25	(31,304)	$17.65
Forfeited	(1,564)	$15.06	0
Expired	0		(8,513)	$19.88
Outstanding, end of year	57,111	$18.92	75,897	$18.69
Options exercisable at year-end	57,111	$18.92	75,897	$18.69
Weighted-average fair value of options forfeited		$4.26		N/A

The weighted-average remaining contractual term of outstanding stock options at December 31, 2020 was 1.9 years. The aggregate intrinsic value of stock options outstanding was $63,000 at December 31, 2020. The total intrinsic value of options exercised was $128,000 in 2020 and $276,000 in 2019.

The Corporation has issued shares from treasury stock for almost all stock option exercises through December 31, 2020. Management does not anticipate that stock repurchases will be necessary to accommodate stock option exercises in 2021.

In January 2021, the Corporation awarded 63,402 shares of restricted stock under the Stock Incentive Plan and 10,989 shares of restricted stock under the Independent Directors Stock Incentive Plans. The January 2021 restricted stock awards under the Stock Incentive Plan vest ratably over three years. The 2021 restricted stock issued under the Independent Directors Stock Incentive Plan vests over one year. Total estimated stock-based compensation for 2021 is $1,400,000. The restricted stock awards made in January 2021 are not included in the tables above.

14. INCOME TAXES

The net deferred tax asset at December 31, 2020 and 2019 represents the following temporary difference components:

	December 31,	December 31,
(In Thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$2,154	$2,080
Purchase accounting adjustments on loans	1,930	640
Net operating loss carryforward	896	0
Operating leases liability	724	344
Other deferred tax assets	3,089	2,173
Total deferred tax assets	8,793	5,237

Deferred tax liabilities:
Unrealized holding gains on securities	3,104	934
Defined benefit plans - ASC 835	32	49
Bank premises and equipment	1,216	763
Core deposit intangibles	840	272
Right-of-use assets from operating leases	724	344
Other deferred tax liabilities	172	257
Total deferred tax liabilities	6,088	2,619
Deferred tax asset, net	$2,705	$2,618

The provision for income taxes includes the following:

(In Thousands)	2020	2019
Currently payable	$4,230	$3,618
Tax expense resulting from allocations of certain tax benefits to equity or as a reduction in other assets	121	115
Deferred	(361)	172
Total provision	$3,990	$3,905

A reconciliation of income tax at the statutory rate to the Corporation’s effective rate is as follows:

	2020		2019
(Dollars In Thousands)	Amount	%	Amount	%
Expected provision	$4,875	21.0	$4,916	21.0
Tax-exempt interest income	(808)	(3.5)	(853)	(3.6)
Increase in cash surrender value and other income from life insurance, net	(170)	(0.7)	(91)	(0.4)
ESOP Dividends	(110)	(0.5)	(113)	(0.5)
State income tax, net of Federal benefit	172	0.7	122	0.5
Other, net	31	0.1	(76)	(0.3)
Effective income tax provision	$3,990	17.2	$3,905	16.7

In connection with the Covenant merger, the Corporation received a net operating loss (“NOL”) available to be carried forward against future federal taxable income of $4.6 million. Availability of the NOL does not expire; however, the amount that may be offset against taxable income is limited to approximately $563,000 per year and further limited annually to no more than 80% of taxable income without regard to the NOL. At December 31, 2020, the unused amount of the NOL is $4.3 million.

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns. With limited exceptions, the Corporation is no longer subject to examination by the Internal Revenue Service for years prior to 2017.

15. RELATED PARTY TRANSACTIONS

Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:

	Beginning	New		Other	Ending
(In Thousands)	Balance	Loans	Repayments	Changes	Balance
13 directors, 9 executive officers 2020	$14,455	$242	$(2,150)	$5,898	$18,445
11 directors, 8 executive officers 2019	$15,144	$1,027	$(1,850)	$134	$14,455

In the table above, other changes represent net changes in the balance of existing lines of credit and transfers in and out of the related party category.

Deposits from related parties held by the Corporation amounted to $13,182,000 at December 31, 2020 and $8,828,000 at December 31, 2019.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2020 and 2019 are as follows:

(In Thousands)	2020	2019
Commitments to extend credit	$317,470	$256,896
Standby letters of credit	9,107	8,446

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

Standby letters of credit are conditional commitments issued by the Corporation guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Some of the standby letters of credit are collateralized by real estate or other assets, and others are unsecured. The extent to which proceeds from liquidation of collateral would be expected to cover the maximum potential amount of future payments related to standby letters of credit is not estimable. The Corporation has recorded no liability associated with standby letters of credit as of December 31, 2020 and 2019.

Standby letters of credit as of December 31, 2020 expire as follows:

Year of Expiration	(In Thousands)
2021	$8,701
2022	406
Total	$9,107

17. OPERATING LEASE COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Corporation leases certain branch locations, office space and equipment. All leases are classified as operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.

Certain leases include options to renew, with renewal terms that can extend the lease term from one to eight years that are reasonably certain of being exercised. The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered into after January 1, 2019. At December 31, 2020, discount rates ranged from 0.84% to 3.50% with a weighted-average discount rate of 2.07%.

As shown in the table below, at December 31, 2020, right-of-use assets of $3,446,000 were included in other assets, and the related liabilities totaling the same amount were included in accrued interest and other liabilities, in the consolidated balance sheets. At December 31, 2019, right of use assets totaled $1,637,000. In 2020, the Corporation recorded right-of-use asset and lease liabilities from the Covenant acquisition of $1,956,000 and additional right-of-use assets obtained in exchange for lease liabilities of $167,000.

	December 31,	December 31,
(In Thousands)	2020	2019
Other assets	$3,446	$1,637
Other liabilities	$3,446	$1,637

In 2020 and 2019, operating lease expenses are included in the line items of the consolidated statements of income:

(In Thousands)	2020	2019
Occupancy expense, net	$342	$214
Furniture and equipment expense	29	37
Total	$371	$251

A maturity analysis of the Corporation’s lease liabilities at December 31, 2020 is as follows:

(In Thousands)

Lease Payments Due

2021	$484
2022	465
2023	453
2024	446
2025	426
Thereafter	1,494
Total lease payments	3,768
Discount on cash flows	(322)
Total lease liabilities	$3,446

Litigation Matters

In the normal course of business, the Corporation is subject to pending and threatened litigation in which claims for monetary damages are asserted. In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of these legal proceedings.

Trust Department Tax Reporting Contingency

Estimated losses related to trust department tax compliance matters totaled $571,000 in 2020, up from $12,000 in 2019. These losses are included in other noninterest expense in the consolidated statements of income. The operational losses in 2020 arose mainly from compliance oversight and failure of the trust department to provide timely responses to tax notices which occurred between 2007 and 2019 but were identified in 2020. In 2020, the Corporation made changes in internal controls and personnel responsible for trust department tax administration activities. Management implemented the changes in internal controls and personnel in an effort to mitigate and prevent the likelihood of new instances of non-compliance from trust department tax administration activities. At December 31, 2020, the balance of accrued interest and other liabilities in the consolidated balance sheets includes $322,000 related to specific tax compliance matters that have been identified; however, no estimate can be made of the amount of additional expenses that may be incurred related to these matters.

18. REGULATORY MATTERS

In August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at December 31, 2020; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

Details concerning capital ratios at December 31, 2020 and December 31, 2019 are presented below. Management believes, as of December 31, 2020, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at December 31, 2020 and December 31, 2019 exceed the Corporation’s Board policy threshold levels.

							Minimum To Be Well
			Minimum		Minimum To Maintain		Capitalized Under		Minimum To Meet
			Capital		Capital Conservation		Prompt Corrective		the Corporation's
	Actual		Requirement		Buffer at Reporting Date		Action Provisions		Policy Thresholds
(Dollars In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020:
Total capital to risk-weighted assets:
Consolidated	$260,015	17.49%	N/A	N/A	N/A	N/A	N/A	N/A	$156,113	≥10.5%
C&N Bank	236,943	15.98%	118,602	≥8%	155,665	≥10.5%	148,252	≥10%	155,665	≥10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	231,577	15.58%	N/A	N/A	N/A	N/A	N/A	N/A	126,377	≥8.5%
C&N Bank	225,058	15.18%	88,951	≥6%	126,015	≥8.5%	118,602	≥8%	126,015	≥8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	231,577	15.58%	N/A	N/A	N/A	N/A	N/A	N/A	104,075	≥7%
C&N Bank	225,058	15.18%	66,714	≥4.5%	103,777	≥7.0%	96,364	≥6.5%	103,777	≥7%
Tier 1 capital to average assets:
Consolidated	231,577	10.34%	N/A	N/A	N/A	N/A	N/A	N/A	179,206	≥8%
C&N Bank	225,058	10.12%	88,959	≥4%	N/A	N/A	111,199	≥5%	177,919	≥8%

December 31, 2019:
Total capital to risk-weighted assets:
Consolidated	$228,057	20.70%	N/A	N/A	N/A	N/A	N/A	N/A	$115,689	≥10.5%
C&N Bank	205,863	18.75%	87,817	≥8%	115,260	≥10.5%	109,771	≥10%	115,260	≥10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	211,388	19.19%	N/A	N/A	N/A	N/A	N/A	N/A	93,653	≥8.5%
C&N Bank	195,694	17.83%	65,863	≥6%	93,306	≥8.5%	87,817	≥8%	93,306	≥8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	211,388	19.19%	N/A	N/A	N/A	N/A	N/A	N/A	77,126	≥7%
C&N Bank	195,694	17.83%	49,397	≥4.5%	76,840	≥7.0%	71,351	≥6.5%	76,840	≥7%
Tier 1 capital to average assets:
Consolidated	211,388	13.10%	N/A	N/A	N/A	N/A	N/A	N/A	129,126	≥8%
C&N Bank	195,694	12.24%	63,940	≥4%	N/A	N/A	79,925	≥5%	127,879	≥8%

Federal regulatory authorities impose a capital rule providing that, to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At December 31, 2020, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

At December 31, 2020, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 7.98%.

Banking regulators limit the amount of dividends that may be paid by C&N Bank to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $76,527,000 at December 31, 2020, subject to the minimum capital ratio requirements noted above.

Restrictions imposed by federal law prohibit the Corporation from borrowing from C&N Bank unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of C&N Bank’s tangible stockholder’s equity (excluding accumulated other comprehensive income) or $22,509,000 at December 31, 2020.

19. PARENT COMPANY ONLY

The following is condensed financial information for Citizens & Northern Corporation:

CONDENSED BALANCE SHEET	Dec. 31,	Dec. 31,
(In Thousands)	2020	2019
ASSETS
Cash	$7,246	$6,485
Investment in subsidiaries:
Citizens & Northern Bank	292,455	228,413
Citizens & Northern Investment Corporation	12,959	12,353
Bucktail Life Insurance Company	3,804	3,669
Other assets	4	109
TOTAL ASSETS	$316,468	$251,029

LIABILITIES AND STOCKHOLDERS' EQUITY
Subordinated debt	$16,553	$6,500
Other liabilities	159	77
Stockholders' equity	299,756	244,452
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$316,468	$251,029

CONDENSED INCOME STATEMENT
(In Thousands)	2020	2019
Dividends from Citizens & Northern Bank	$38,507	$24,600
Expenses	(1,488)	(1,086)
Income before distributions in excess of income from subsidiaries	37,019	23,514
Distributions in excess of income from subsidiaries	(17,797)	(4,010)
NET INCOME	$19,222	$19,504

CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,222	$19,504
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchase accounting adjustment	(38)	0
Loss on repayment of subordinated debt	0	10
Distributions in excess of income from subsidiaries	17,797	4,010
Decrease (increase) in other assets	105	(107)
Increase (decrease) in other liabilities	13	(81)
Net Cash Provided by Operating Activities	37,099	23,336

CASH FLOWS FROM INVESTING ACTIVITIES,
Net cash used in business combination	(21,837)	(9,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated debt	0	(510)
Proceeds from sale of treasury stock	131	198
Purchase of treasury stock	(163)	(189)
Dividends paid	(14,469)	(14,041)
Net Cash Used in Financing Activities	(14,501)	(14,542)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	761	(904)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,485	7,389
CASH AND CASH EQUIVALENTS, END OF YEAR	$7,246	$6,485

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Investment of net assets acquired in business combination in Citizens & Northern Bank	$73,426	$49,765
Common equity issued in business combination	$41,429	$32,953
Subordinated debt assumed in business combination	$10,091	$7,000
Other liabilities assumed in business combination	$69	$114
Interest paid	$655	$461

20. SUMMARY OF QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following table presents summarized quarterly financial data for 2020 and 2019:

	2020 Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
(In Thousands Except Per Share Data) (Unaudited)	2020	2020	2020	2020
Interest income	$17,037	$16,513	$21,751	$21,859
Interest expense	2,755	2,267	2,469	2,104
Net interest income	14,282	14,246	19,282	19,755
Provision (credit) for loan losses	1,528	(176)	1,941	620
Net interest income after provision (credit) for loan losses	12,754	14,422	17,341	19,135
Other income	5,281	5,528	6,970	6,565
Net gains on available-for-sale debt securities	0	0	25	144
Loss on prepayment of borrowings	0	0	0	1,636
Merger-related expenses	141	983	6,402	182
Other expenses	12,912	12,274	14,648	15,775
Income before income tax provision	4,982	6,693	3,286	8,251
Income tax provision	816	1,255	438	1,481
Net income	$4,166	$5,438	$2,848	$6,770
Net income attributable to common shares	$4,146	$5,405	$2,830	$6,727
Net income per share – basic	$0.30	$0.39	$0.18	$0.43
Net income per share – diluted	$0.30	$0.39	$0.18	$0.43

	2019 Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2019	2019	2019	2019
Interest income	$13,065	$17,139	$17,277	$17,290
Interest expense	1,350	2,934	3,000	2,999
Net interest income	11,715	14,205	14,277	14,291
(Credit) provision for loan losses	(957)	(4)	1,158	652
Net interest income after (credit) provision for loan losses	12,672	14,209	13,119	13,639
Other income	4,406	4,849	4,963	5,066
Net gains on available-for-sale debt securities	0	7	13	3
Merger-related expenses	311	3,301	206	281
Other expenses	10,696	11,422	11,486	11,834
Income before income tax provision	6,071	4,342	6,403	6,593
Income tax provision	981	693	1,096	1,135
Net income	$5,090	$3,649	$5,307	$5,458
Net income attributable to common shares	$5,063	$3,630	$5,281	$5,431
Net income per share – basic	$0.41	$0.27	$0.39	$0.40
Net income per share – diluted	$0.41	$0.27	$0.39	$0.40

21. DERIVATIVE FINANCIAL INSTRUMENTS

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

At December 31, 2020, the aggregate notional amount of interest rate swaps was $135,740,000. Subsequent to the merger there were no interest rate swaps originated in 2020. There were no gross amounts of interest rate swap-related assets and liabilities not offset in the consolidated balance sheets at December 31, 2020. For the year ended December 31, 2020, the net impact on the consolidated statements of income from interest rate swaps was a reduction in interest income on loans of $698,000.

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the consolidated balance sheets at December 31, 2020:

(In Thousands)	At December 31, 2020
	Asset Derivatives		Liability Derivatives
	Notional	Fair	Notional	Fair
	Amount	Value (1)	Amount	Value (2)
Interest rate swap agreements	$67,870	$6,566	$67,870	$6,566

(1)	Included in other assets in the consolidated balance sheets.
(2)	Included in accrued interest and other liabilities in the consolidated balance sheets.

The Corporation’s agreement with its derivative counterparty provides that if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. Further, if the Corporation were to fail to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements. Available-for-sale securities with a carrying value of $12,182,000 were pledged as collateral against the Corporation’s liability related to the interest rate swaps at December 31, 2020.

22. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

At December 31, 2020 and 2019, assets measured at fair value and the valuation methods used are as follows:

	December 31, 2020
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$0	$12,182	$0	$12,182
Obligations of U.S. Government agencies	0	26,344	0	26,344
Obligations of states and political subdivisions:
Tax-exempt	0	122,401	0	122,401
Taxable	0	47,452	0	47,452
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	38,176	0	38,176
Residential collateralized mortgage obligations	0	57,467	0	57,467
Commercial mortgage-backed securities	0	45,310	0	45,310
Total available-for-sale debt securities	0	349,332	0	349,332
Marketable equity security	1,000	0	0	1,000
Servicing rights	0	0	1,689	1,689
Interest rate swap agreements, assets	0	6,566	0	6,566
Total recurring fair value measurements, assets	$1,000	$355,898	$1,689	$358,587

Recurring fair value measurements, liabilities,
Interest rate swap agreements, liabilities	$0	$6,566	$0	$6,566

Nonrecurring fair value measurements, assets:
Impaired loans with a valuation allowance	$0	$0	$8,082	$8,082
Valuation allowance	0	0	(925)	(925)
Impaired loans, net	0	0	7,157	7,157
Foreclosed assets held for sale	0	0	1,338	1,338
Total nonrecurring fair value measurements, assets	$0	$0	$8,495	$8,495

	December 31, 2019
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies	$0	$17,000	$0	$17,000
Obligations of states and political subdivisions:
Tax-exempt	0	70,760	0	70,760
Taxable	0	36,303	0	36,303
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	59,210	0	59,210
Residential collateralized mortgage obligations	0	114,723	0	114,723
Commercial mortgage-backed securities	0	48,727	0	48,727
Total available-for-sale debt securities	0	346,723	0	346,723
Marketable equity security	979	0	0	979
Servicing rights	0	0	1,277	1,277
Total recurring fair value measurements	$979	$346,723	$1,277	$348,979

Nonrecurring fair value measurements, assets
Impaired loans with a valuation allowance	$0	$0	$3,375	$3,375
Valuation allowance	0	0	(1,051)	(1,051)
Impaired loans, net	0	0	2,324	2,324
Foreclosed assets held for sale	0	0	2,886	2,886
Total nonrecurring fair value measurements, assets	$0	$0	$5,210	$5,210

Management’s evaluation and selection of valuation techniques and the unobservable inputs used in determining the fair values of assets valued using Level 3 methodologies include sensitive assumptions. Other market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amount calculated by management. The following table shows quantitative information regarding significant techniques and inputs used at December 31, 2020 and 2019 for servicing rights assets measured using unobservable inputs (Level 3 methodologies) on a recurring basis:

	Fair Value at
	12/31/2020	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2020
Servicing rights	$1,689	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	277.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/2019	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2019
Servicing rights	$1,277	Discounted cash flow	Discount rate	12.50%	Rate used through modeling period
			Loan prepayment speeds	183.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets (servicing rights) measured at fair value on a recurring basis:

(In Thousands)	Years Ended December 31,
	2020	2019
Servicing rights balance, beginning of period	$1,277	$1,404
Originations of servicing rights	988	204
Unrealized losses included in earnings	(576)	(331)
Servicing rights balance, end of period	$1,689	$1,277

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

At December 31, 2020 and 2019, quantitative information regarding significant techniques and inputs used for nonrecurring fair value measurements using unobservable inputs (Level 3 methodologies) are as follows:

(Dollars In Thousands)						Weighted
		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2020	12/31/2020	12/31/2020	Technique	Inputs	12/31/2020

Impaired loans:
Residential mortgage loans - first and junior liens	$1,509	$162	$1,347	Sales comparison	Discount to appraised value	31%
Commercial:
Commercial loans secured by real estate	6,501	691	5,810	Sales comparison	Discount to appraised value	28%
Commercial and industrial	72	72	0	Liquidation of assets	Discount to appraised value	100%
Total impaired loans	$8,082	$925	$7,157
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$80	$0	$80	Sales comparison	Discount to appraised value	36%
Commercial real estate	1,258	0	1,258	Sales comparison	Discount to appraised value	44%
Total foreclosed assets held for sale	$1,338	$0	$1,338

(Dollars In Thousands)						Weighted
		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2019	12/31/2019	12/31/2019	Technique	Inputs	12/31/2019

Impaired loans:
Residential mortgage loans - first and junior liens	$732	$176	$556	Sales comparison	Discount to appraised value	30%
Commercial:
Commercial and industrial	106	89	17	Sales comparison	Discount to appraised value	69%
Commercial and industrial	798	60	738	Liquidation of accounts receivable	Discount to borrower's financial statement value	15%
Commercial construction and land	1,261	678	583	Sales comparison	Discount to appraised value	47%
Loans secured by farmland	478	48	430	Sales comparison	Discount to appraised value	46%
Total impaired loans	$3,375	$1,051	$2,324
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$292	$0	$292	Sales comparison	Discount to appraised value	46%
Land	70	0	70	Sales comparison	Discount to appraised value	53%
Commercial real estate	2,524	0	2,524	Sales comparison	Discount to appraised value	39%
Total foreclosed assets held for sale	$2,886	$0	$2,886

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	December 31, 2020		December 31, 2019
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$96,017	$96,017	$31,122	$31,122
Certificates of deposit	Level 2	5,840	6,054	4,080	4,227
Restricted equity securities (included in Other Assets)	Level 2	9,970	9,970	10,321	10,321
Loans, net	Level 3	1,632,824	1,646,207	1,172,386	1,181,000
Accrued interest receivable	Level 2	8,293	8,293	5,001	5,001
Interest rate swap agreements	Level 2	6,566	6,566	0	0

Financial liabilities:
Deposits with no stated maturity	Level 2	1,430,062	1,430,062	877,965	877,965
Time deposits	Level 2	390,407	393,566	374,695	376,738
Short-term borrowings	Level 2	20,022	19,974	86,220	86,166
Long-term borrowings	Level 2	54,608	55,723	52,127	52,040
Subordinated debt	Level 2	16,553	16,680	6,500	6,499
Accrued interest payable	Level 2	390	390	311	311
Interest rate swap agreements	Level 2	6,566	6,566	0	0

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of

Citizens & Northern Corporation

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Citizens & Northern Corporation and subsidiaries (collectively, the Corporation) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows, for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Corporation's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation's consolidated financial statements and an opinion on the Corporation's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded from its assessment the internal control over financial reporting of Covenant Financial, Inc., which was acquired on July 1, 2020, and whose financial statements constitute assets of approximately 22.7 percent of the Corporation's consolidated total assets, and interest income and noninterest income of approximately 10.7 percent of the Corporation's consolidated total interest income and noninterest income, as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting of Covenant Financial, Inc.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses, General Reserve - Qualitative Factors - Refer to Notes 1 and 8 to the Consolidated Financial Statements

Critical Audit Matter Description

As disclosed in Note 8 to the Corporation's consolidated financial statements, the Corporation's loan portfolio totaled $1,644,209,000 as of December 31, 2020, and the related allowance for loan losses was $11,385,000. As described in Note 1 and Note 8, the allowance for loan losses consists of two major components: (1) a specific component consisting of the valuation allowance for loans individually evaluated for impairment (specific component), representing $925,000 and (2) a general component consisting of the valuation allowance for pool of loans with similar risk characteristics collectively evaluated for impairment (general reserves), representing $10,460,000. The general reserves are further broken down as reserves assigned to each pool of loans based on both historical net charge-off experience ($1,146,000), and reserves related to qualitative factors ($9,314,000).

The determination of the allowance for loan losses requires significant estimates and subjective assumptions which require a high degree of judgment relating to how those assumptions impact probable incurred credit losses within the loan portfolio. Changes in these assumptions could have a material effect on the Corporation's financial results. Qualitative risk factors are evaluated for the impact on each of the three distinct loan segments (residential mortgage, commercial and consumer) within the loan portfolio. Each qualitative factor is assigned a value to reflect improving, stable or declining conditions based on management's judgment using relevant information available at the time of the evaluation. Management has designed qualitative factors that include such factors as 1) economic conditions within its market area, 2) the Corporation's lending policies, 3) changes or trends in the portfolio, 4) risk profile, 5) competition and 6) regulatory requirements. To formulate the additional allocations to the allowance for loan losses for general reserve qualitative factors, management multiplies the outstanding principal balance of the various commercial loan classes by the applicable qualitative factor. Management's identification and analysis of these issues requires significant judgment. We identified the estimate of the general reserves qualitative factors of the allowance for loan losses with respect to the commercial loan segments as a critical audit matter as it involved especially subjective auditor judgment.

How the Critical Audit Matter was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of internal controls relating to the evaluation of the management's assumptions and inputs used to develop the qualitative factor adjustments, including controls addressing:
o	Management's review of the accuracy of inputs related to qualitative factor adjustments included within the allowance for loan losses calculation.
o	Management's review of the qualitative and quantitative conclusions reached related to the qualitative factor adjustments and the resulting allocation to the allowance for loan losses.
o	Management's process for determining classification and valuation of loans that have been separately evaluated from the general reserves of the allowance for loan losses due to their status as impaired or acquired loans.
o	Management's review of risk rating changes of commercial loans which could have an impact on determination of qualitative factor adjustments.
●	Substantively testing the appropriateness of the judgments and assumptions used in management's estimation process for developing the qualitative factor adjustments, including:
o	Analyzing loans separately evaluated from the general reserve qualitative factors calculation for propriety of classification as acquired or impaired loans.
o	Evaluating the relevance and reliability of underlying internal and external data inputs used as a basis for the qualitative factor adjustments and corroborating these inputs by comparing to the Corporation's lending practices, historical loan portfolio performance and third-party macroeconomic data, as well as giving appropriate consideration to current economic factors.
o	Evaluating the completeness and accuracy of risk ratings for a selection of commercial loans and timeliness of commercial loan risk rating changes.
o	Analytically evaluating the qualitative factors allocation year over year and testing allocations for reasonableness.

Business Combination, Fair Value of Acquired Loans Receivable - Refer to Note 3 to the Consolidated Financial Statements

Critical Audit Matter Description

As disclosed in Note 3 to the Corporation's consolidated financial statements, the Corporation completed the acquisition of Covenant Financial, Inc. on July 1, 2020. The Corporation accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including loans receivable of $464.2 million. Management estimated the fair value of loans receivable using a discounted cash flow method, which required management to make significant estimates and assumptions related to the prepayment speeds and recoveries, loss severities, as well as, determine discount rates to present value the cash flows. Changes in assumptions could impact the amount allocated to loans and ultimately the amount recorded as goodwill.

We identified the assessment of the fair value measurement of loans acquired in the Covenant acquisition as a critical audit matter. The assessment encompassed the evaluation of the fair value methodology for acquired loans, including the valuation assumptions and the inputs used to determine those assumptions. The valuation assumptions related to prepayment speeds, default rates, loss severities and discount rates, involved significant measurement uncertainty and required specialized skills and knowledge to evaluate. Additionally, there was a high degree of auditor judgment involved in designing and performing audit procedures in order to evaluate and test these key assumptions and inputs, including the involvement of fair value specialists.

How the Critical Audit Matter was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of internal controls relating to the evaluation of management's judgments and assumptions in estimating the fair value of acquired loans, including controls addressing:
o	Development of the fair value methodology for the acquired loans.
o	Determining completeness and accuracy of the data inputs used for key valuation assumptions.
o	Evaluating the reasonableness of the judgments used for key assumptions.
●	Substantively testing management's process, including evaluating their judgments and assumptions, for estimating the fair value of acquired loans receivable which included:
o	Evaluating management's fair value measurement methodology for compliance with U.S. generally accepted accounting principles.
o	Involving valuation professionals with specialized skills and knowledge to assess the appropriateness of the judgments, assumptions and data used and overall reasonableness of the fair values.
o	Testing the completeness and accuracy of the acquired loan data used and evaluating the relevance of the loan data on the date of acquisition.
o	Developing an independent estimate of the fair value of the loans using the Corporation's assumptions and independently developing key assumptions including prepayment speeds, default rates, loss severities and discount rates used by other market participants, and comparing the result to the Corporation's fair value estimate.

/s/ Baker Tilly US, LLP

We have served as the Corporation’s auditor since 1979.

Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP)

Williamsport, Pennsylvania
March 5, 2021

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

The Covenant Financial, Inc. acquisition was completed July 1, 2020, and during the last six months of 2020 the Corporation has been engaged in integrating processes and internal control over financial reporting for the former Covenant locations into those of the Corporation. Through August 24, 2020, information related to former Covenant loans, deposits and other customer data was processed using Covenant’s legacy computer system. Effective August 24, 2020, the integration of Covenant’s core customer data system into the Corporation’s system was completed. Though completion of the Covenant core system conversion was a significant milestone, at December 31, 2020, the Corporation’s management had not yet completed changes to processes, information technology systems and other components of internal control over financial reporting as part of integration activities.

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, we concluded that, as of December 31, 2020, the

Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013).

The Corporation acquired Covenant Financial, Inc. (“Covenant”) effective July 1, 2020. Management excluded from its assessment of the Corporation’s internal control over financial reporting, as of December 31, 2020, Covenant’s internal control over financial reporting associated with assets of approximately 22.7% of the Corporation’s consolidated total assets, and interest income and noninterest income of approximately 10.7% of the Corporation’s consolidated total interest income and noninterest income, as of and for the year ended December 31, 2020.

Baker Tilly US, LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2020. That report appears immediately prior to this report.

March 5, 2021	By:	/s/ J. Bradley Scovill
Date		President and Chief Executive Officer

March 5, 2021	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer

ITEM 9B. OTHER INFORMATION

There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter 2020 that was not disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is incorporated herein by reference to disclosure under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Information Concerning Security Ownership” and “Meetings and Committees of the Board of Directors” of the Corporation’s proxy statement dated March 12, 2021 for the annual meeting of stockholders to be held on April 22, 2021.

The Corporation’s Board of Directors has adopted a Code of Ethics, available on the Corporation’s web site at www.cnbankpa.com for the Corporation’s employees, officers and directors. (The provisions of the Code of Ethics are also included in the Corporation’s employee handbook.)

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to disclosure under the captions “Compensation Discussion and Analysis” and “Executive Compensation Tables” of the Corporation’s proxy statement dated March 12, 2021 for the annual meeting of stockholders to be held on April 22, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the caption “Beneficial Ownership of Executive Officers and Directors” of the Corporation’s proxy statement dated March 12, 2021 for the annual meeting of stockholders to be held on April 22, 2021.

“Equity Compensation Plan Information” as required by Item 201(d) of Regulation S-K is incorporated by reference herein from Item 5 (Market for Registrant’s Common Equity and Related Stockholder Matters) of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning loans and deposit balances with Directors and Executive Officers is provided in Note 15 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Additional information, including information concerning director independence, is incorporated herein by reference to disclosure appearing under the captions “Director Independence” and “Related Person Transaction and Policies” of the Corporation’s proxy statement dated March 12, 2021 for the annual meeting of stockholders to be held on April 22, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning services provided by the Corporation’s independent auditor Baker Tilly US, LLP, the audit committee’s pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the caption “Fees of Independent Public Accountants” of the Corporation’s proxy statement dated March 12, 2021 for the annual meeting of stockholders to be held on April 22, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1). The following consolidated financial statements are set forth in Part II, Item 8:

(a)	(2) Financial statement schedules are not applicable or included in the financial statements or related notes.

2. Plan of acquisition, reorganization, arrangement, liquidation or succession:
2.1 Agreement and Plan of Merger dated September 27, 2018, between the Corporation and Monument Bancorp, Inc.	Incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed September 28, 2018

2.2 Agreement and Plan of Merger dated December 18, 2019, between the Corporation and Covenant Financial, Inc.	Incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed December 18, 2019

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1(ii) of the Corporation's Form S-4/A filed April 20, 2020

4. (i) through (v) Instruments defining the rights of securities holders, including indentures	Not applicable

4. (vi) Description of registrant’s securities	Incorporated by reference to Exhibit 4.(vi) of the Corporation’s Form 10-K filed February 20, 2020

9. Voting trust agreement	Not applicable

10. Material contracts:
10.1 Form of Time-Based Restricted Stock agreement dated January 29, 2021 between the Corporation and Executive Officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

10.2 Form of Performance-Based Restricted Stock Agreement dated January 29, 2021 between the Corporation and Executive Officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

10.3 Form of Restricted Stock agreement dated January 29, 2021 between the Corporation and its independent directors pursuant to the Citizens & Northern Corporation Independent Directors Stock Incentive Plan

Filed herewith

10.4 2020 Annual Performance Incentive Award Plan, as Amended	Filed herewith

10.5 2021 Annual Performance Incentive Award Plan	Filed herewith

10.6 2021 Annual Performance Incentive Award Plan - Mortgage Lenders	Filed herewith

10.7 Deferred Compensation Agreement dated December 17, 2015	Incorporated by reference to Exhibit 10.8 filed with Corporation’s Form 10-K on February 15, 2018

10.8 Second Amendment to Employment Agreement dated August 24, 2018 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on August 24, 2018

10.9 First Amendment to Employment Agreement dated June 26, 2017 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on June 27, 2017

10.10 Employment agreement dated March 2, 2015 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on February 9, 2015

10.11 Employment agreement dated September 19, 2013 between the Corporation and Mark A. Hughes	Incorporated by reference to Exhibit 10.2 filed with Corporation’s Form 8-K on September 19, 2013

10.12 Employment agreement dated September 19, 2013 between the Corporation and Harold F. Hoose, III	Incorporated by reference to Exhibit 10.3 filed with Corporation’s Form 8-K on September 19, 2013

10.13 Employment agreement dated September 19, 2013 between the Corporation and Deborah E. Scott	Incorporated by reference to Exhibit 10.4 filed with Corporation’s Form 8-K on September 19, 2013

10.14 Employment agreement dated May 18, 2020 between the Corporation and Janice E. Ward	Incorporated by reference to Exhibit 10.1 filed with Corporation's Form 10-Q on August 6, 2020

10.15 Employment agreement dated December 18, 2019 between the Corporation and Blair T. Rush	Filed herewith

10.16 Form of Indemnification Agreement dated June 27, 2020 between the Corporation and Janice E. Ward	Incorporated by reference to Exhibit 10.3 filed with Corporation's Form 10-Q on August 6, 2020

10.17 Form of Indemnification Agreement dated September 20, 2018 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on November 1, 2018

10.18 Form of Indemnification Agreement dated January 9, 2018 between the Corporation and Tracy E. Watkins	Incorporated by reference to Exhibit 10.6 filed with Corporation’s Form 10-K on February 15, 2018

10.19 Form of Indemnification Agreement dated February 11, 2015 between the Corporation and Stan R. Dunsmore	Incorporated by reference to Exhibit 10.9 filed with Corporation’s Form 10-K on February 26, 2015

10.20 Form of Indemnification Agreement dated January 2, 2013 between the Corporation and Shelley L. D’Haene	Incorporated by reference to Exhibit 10.5 filed with Corporation’s Form 10-K on February 21, 2013

10.21 Form of Indemnification Agreement dated January 19, 2011 between the Corporation and John M. Reber	Incorporated by reference to Exhibit 10.8 filed with Corporation’s Form 10-K on March 1, 2011

10.22 Form of Indemnification Agreements dated May 2004 between the Corporation and the Directors and certain officers	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-K on March 14, 2005

10.23 Form of Indemnification Agreement dated February 16, 2021 between the Corporation and Blair T. Rush	Filed herewith

10.24 Change in Control Agreement dated January 9, 2018 between the Corporation and Tracy E. Watkins	Incorporated by reference to Exhibit 10.7 filed with Corporation’s Form 10-K on February 15, 2018

10.25 Change in Control Agreement dated March 17, 2015 between the Corporation and Stan R. Dunsmore	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on May 8, 2015

10.26 Change in Control Agreement dated January 2, 2013 between the Corporation and Shelley L. D’Haene	Incorporated by reference to Exhibit 10.7 filed with Corporation’s Form 10-K on February 21, 2013

10.27 Change in Control Agreement dated January 20, 2005 between the Corporation and John M. Reber	Incorporated by reference to Exhibit 10.18 filed with Corporation’s Form 10-K on February 18, 2016

10.28 Change in Control Agreement dated December 31, 2003 between the Corporation and Thomas L. Rudy, Jr.	Incorporated by reference to Exhibit 10.2 filed with the Corporation’s Form 10-K on March 14, 2005

10.39 Executive Compensation Recoupment Policy dated September 19, 2013	Incorporated by reference to Exhibit 10.5 filed with Corporation’s Form 8-K on September 19, 2013

10.30 Fifth Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 filed with Form 8-K on December 21, 2018

10.31 Fourth Amendment to Citizens & Northern Corporation Stock Incentive Plan and Annual Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with Corporation’s Form 8-K on September 19, 2013

10.32 Third Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation’s proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.33 Second Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 filed with the Corporation’s Form 10-K on March 10, 2004

10.34 First Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with the Corporation’s Form 10-K on March 10, 2004

10.35 Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 filed with the Corporation’s Form 10-K on March 10, 2004

10.36 Second Amendment to Citizens & Northern Independent Directors Stock incentive Plan	Incorporated by reference to Exhibit 10.2 filed with Form 8-K on December 21, 2018

10.37 First Amendment to Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit B to the Corporation’s proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.38 Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation’s proxy statement dated March 19, 2001 for the annual meeting of stockholders held on April 17, 2001.

10.39 Citizens & Northern Corporation Supplemental Executive Retirement Plan (as amended and restated)	Incorporated by reference to Exhibit 10.21 filed with the Corporation’s Form 10-K on March 6, 2009

10.40 Form of Indemnification Agreements dated May 24, 2018 between the Corporation and Directors Bobbi J. Kilmer, Terry L. Lehman, Frank G. Pellegrino and Aaron K. Singer	Incorporated by reference to Exhibit 10.1 filed with the Corporation’s Form 10-Q filed August 6, 2018

10.41 Form of Indemnification Agreement dated July 16, 2020 between the Corporation and Stephen M. Dorwart	Incorporated by reference to Exhibit 10.4 filed with the Corporation's Form 10-Q on August 6, 2020

10.42 Form of Indemnification Agreement dated July 16, 2020 between the Corporation and Robert G. Loughery	Incorporated by reference to Exhibit 10.5 filed with the Corporation's Form 10-Q on August 6, 2020

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 4 to the Consolidated Financial Statements, which is included in Part II, Item 8 of Form 10-K

12. Statements re: computation of ratios	Not applicable

13. Annual report to security holders, Form 10-Q or quarterly report to security holders	Not applicable

14. Code of ethics

The Code of Ethics is available through the Corporation’s website at www.cnbankpa.com. To access the Code of Ethics, click on “About,” “Investor Relations,” “Corporate Governance Policies,” and “Code of Ethics.”

16. Letter re: change in certifying accountant	Not applicable

18. Letter re: change in accounting principles	Not applicable

21. Subsidiaries of the registrant	Filed herewith

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consent of Independent Registered Public Accounting Firm	Filed herewith

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith

31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

33. Report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

34. Attestation report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

35. Service compliance statement	Not applicable

99. Additional exhibits:
99.1 Additional information mailed or made available online to shareholders with proxy statement and Form 10-K on March 12, 2021	Filed herewith

100. XBRL-related documents	Not applicable

101. Interactive data file	Filed herewith

104. Cover page interactive data file	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ J. Bradley Scovill
President and Chief Executive Officer

Date: March 5, 2021

By:	/s/ Mark A. Hughes
Treasurer and Principal Accounting Officer

Date: March 5, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS

/s/	Stephen M. Dorwart	/s/	Robert G. Loughery
	Stephen M. Dorwart		Robert G. Loughery
	Date: March 5, 2021		Date: March 5, 2021

/s/	Clark S. Frame	/s/	Frank G. Pellegrino
	Clark S. Frame		Frank G. Pellegrino
	Date: March 5, 2021		Date: March 5, 2021

/s/	Susan E. Hartley	/s/	Timothy E. Schoener
	Susan E. Hartley		Timothy E. Schoener
	Date: March 5, 2021		Date: March 5, 2021

/s/	Bobbi J. Kilmer	/s/	J. Bradley Scovill
	Bobbi J. Kilmer		J. Bradley Scovill
	Date: March 5, 2021		Date: March 5, 2021

/s/	Leo F. Lambert	/s/	Leonard Simpson
	Leo F. Lambert		Leonard Simpson
	Date: March 5, 2021		Date: March 5, 2021

/s/	Terry L. Lehman	/s/	Aaron K. Singer
	Terry L. Lehman		Aaron K. Singer
	Date: March 5, 2021		Date: March 5, 2021