Form 10-Q
period 2021-03-31
CITIZENS & NORTHERN CORP
filed 2021-05-07
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	15,998,815 Shares Outstanding on May 5, 2021

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data) (Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks:
Noninterest-bearing	$22,449	$24,780
Interest-bearing	184,696	77,077
Total cash and due from banks	207,145	101,857
Available-for-sale debt securities, at fair value	366,376	349,332

Loans receivable	1,614,587	1,644,209
Allowance for loan losses	(11,661)	(11,385)
Loans, net	1,602,926	1,632,824

Bank-owned life insurance	30,246	30,096
Accrued interest receivable	7,913	8,293
Bank premises and equipment, net	20,740	21,526
Foreclosed assets held for sale	1,472	1,338
Deferred tax asset, net	3,530	2,705
Goodwill	52,505	52,505
Core deposit intangibles, net	3,717	3,851
Other assets	37,025	34,773
TOTAL ASSETS	$2,333,595	$2,239,100

LIABILITIES
Deposits:
Noninterest-bearing	$566,477	$465,332
Interest-bearing	1,357,448	1,355,137
Total deposits	1,923,925	1,820,469
Short-term borrowings	9,763	20,022
Long-term borrowings	50,467	54,608
Subordinated debt	16,534	16,553
Accrued interest and other liabilities	32,850	27,692
TOTAL LIABILITIES	2,033,539	1,939,344

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares;
issued 16,013,279 and outstanding 15,999,814 at March 31, 2021;
issued 15,982,815 and outstanding 15,911,984 at December 31, 2020	16,013	15,983
Paid-in capital	143,173	143,644
Retained earnings	134,176	129,703
Treasury stock, at cost; 13,465 shares at March 31, 2021 and 70,831
shares at December 31, 2020	(265)	(1,369)
Accumulated other comprehensive income	6,959	11,795
TOTAL STOCKHOLDERS' EQUITY	300,056	299,756
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,333,595	$2,239,100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income

(In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2021	2020
INTEREST INCOME
Interest and fees on loans:
Taxable	$19,491	$14,461
Tax-exempt	439	459
Income from available-for-sale debt securities:
Taxable	1,113	1,588
Tax-exempt	642	437
Other interest and dividend income	69	92
Total interest and dividend income	21,754	17,037
INTEREST EXPENSE
Interest on deposits	1,278	2,155
Interest on short-term borrowings	15	198
Interest on long-term borrowings	134	295
Interest on subordinated debt	244	107
Total interest expense	1,671	2,755
Net interest income	20,083	14,282
Provision for loan losses	259	1,528
Net interest income after provision for loan losses	19,824	12,754
NONINTEREST INCOME
Trust revenue	1,626	1,479
Brokerage and insurance revenue	326	355
Service charges on deposit accounts	1,015	1,250
Interchange revenue from debit card transactions	881	731
Net gains from sale of loans	1,064	315
Loan servicing fees, net	248	(14)
Increase in cash surrender value of life insurance	150	104
Other noninterest income	1,472	1,061
Total noninterest income	6,782	5,281
NONINTEREST EXPENSE
Salaries and employee benefits	8,895	7,378
Net occupancy and equipment expense	1,304	1,103
Data processing and telecommunications expense	1,380	1,224
Automated teller machine and interchange expense	337	297
Pennsylvania shares tax	491	422
Professional fees	547	379
Merger-related expenses	0	141
Other noninterest expense	2,755	2,109
Total noninterest expense	15,709	13,053
Income before income tax provision	10,897	4,982
Income tax provision	2,110	816
NET INCOME	$8,787	$4,166
EARNINGS PER COMMON SHARE - BASIC	$0.55	$0.30
EARNINGS PER COMMON SHARE - DILUTED	$0.55	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income

(In Thousands) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Net income	$8,787	$4,166

Unrealized holding (losses) gains on available-for-sale debt securities	(6,114)	7,240

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	(5)	88
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(4)	(8)
Other comprehensive (loss) income on unfunded retirement obligations	(9)	80

Other comprehensive (loss) income before income tax	(6,123)	7,320
Income tax benefit (expense) related to other comprehensive (loss) income	1,287	(1,537)

Net other comprehensive (loss) income	(4,836)	5,783

Comprehensive income	$3,951	$9,949

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,787	$4,166
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	259	1,528
Net amortization of securities	488	367
Increase in cash surrender value of life insurance	(150)	(104)
Depreciation and amortization of bank premises and equipment	553	447
Net accretion of purchase accounting adjustments	(818)	(355)
Stock-based compensation	341	194
Deferred income taxes	462	397
(Increase) decrease in fair value of servicing rights	(75)	126
Gains on sales of loans, net	(1,064)	(315)
Origination of loans held for sale	(32,478)	(10,414)
Proceeds from sales of loans held for sale	30,727	10,842
Increase in accrued interest receivable and other assets	(2,190)	(1,886)
Increase (decrease) in accrued interest payable and other liabilities	891	(799)
Other	(20)	(67)
Net Cash Provided by Operating Activities	5,713	4,127
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificates of deposit	(1,250)	0
Proceeds from sales of available-for-sale debt securities	0	6,722
Proceeds from calls and maturities of available-for-sale debt securities	17,093	17,451
Purchase of available-for-sale debt securities	(34,494)	(12,993)
Redemption of Federal Home Loan Bank of Pittsburgh stock	584	3,660
Purchase of Federal Home Loan Bank of Pittsburgh stock	(473)	(2,735)
Net decrease in loans	29,936	15,179
Proceeds from bank owned life insurance	287	0
Proceeds from sales of premises and equipment	495	0
Purchase of premises and equipment	(239)	(1,300)
Proceeds from sale of foreclosed assets	0	1,253
Other	70	70
Net Cash Provided by Investing Activities	12,009	27,307
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	103,793	(2,789)
Net decrease in short-term borrowings	(10,211)	(48,619)
Proceeds from long-term borrowings	0	25,891
Repayments of long-term borrowings	(4,024)	(5,074)
Sale of treasury stock	77	124
Purchase of vested restricted stock for tax withholding	(157)	(163)
Common dividends paid	(3,912)	(3,328)
Net Cash Provided by (Used in) Financing Activities	85,566	(33,958)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	103,288	(2,524)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	96,017	31,122
CASH AND CASH EQUIVALENTS, END OF PERIOD	$199,305	$28,598
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Accrued purchase of certificates of deposit	$750	$0
Increase in accrued purchase of available-for-sale debt securities	$6,245	$0
Assets acquired through foreclosure of real estate loans	$134	$0
Interest paid	$2,193	$2,650
Income taxes paid	$47	$42

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data) (Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Three Months Ended March 31, 2021	Shares	Shares	Stock	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2020	15,982,815	70,831	$15,983	$143,644	$129,703	$11,795	$(1,369)	$299,756
Net income					8,787			8,787
Other comprehensive loss, net						(4,836)		(4,836)
Cash dividends declared on common stock, $.27 per share					(4,314)			(4,314)
Shares issued for dividend reinvestment plan	19,475		19	383				402
Share issued from treasury and redeemed related to exercise of stock options		(5,414)		(28)			105	77
Restricted stock granted	10,989	(63,402)	11	(1,240)			1,229	0
Forfeiture of restricted stock		3,791		73			(73)	0
Stock-based compensation expense				341				341
Purchase of restricted stock for tax withholding		7,659					(157)	(157)
Balance, March 31, 2021	16,013,279	13,465	$16,013	$143,173	$134,176	$6,959	$(265)	$300,056

Three Months Ended March 31, 2020
Balance, December 31, 2019	13,934,996	218,551	$13,935	$104,519	$126,480	$3,691	$(4,173)	$244,452
Net income					4,166			4,166
Other comprehensive income, net						5,783		5,783
Cash dividends declared on common stock, $.27 per share					(3,702)			(3,702)
Shares issued for dividend reinvestment plan		(13,945)		104			270	374
Shares issued from treasury and redeemed related to exercise of stock options		(9,652)		(62)			186	124
Restricted stock granted		(55,864)		(1,079)			1,079	0
Forfeiture of restricted stock		2,884		55			(55)	0
Stock-based compensation expense				194				194
Purchase of restricted stock for tax withholding		5,862					(163)	(163)
Balance, March 31, 2020	13,934,996	147,836	$13,935	$103,731	$126,944	$9,474	$(2,856)	$251,228

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

The consolidated financial information included herein, except the consolidated balance sheet dated December 31, 2020, is unaudited. Such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity for the interim periods; however, the information does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for a complete set of financial statements. Certain 2020 information has been reclassified for consistency with the 2021 presentation.

Operating results reported for the three-month period ended March 31, 2021 might not be indicative of the results for the year ending December 31, 2021. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	Simplifies the assessment of hedge effectiveness and allows hedging relationships affected by reference rate reform to continue.

The amendments in ASU 2020-04 are effective as of March 12, 2020 through December 31, 2022. The Corporation has formed a cross functional management team to evaluate and implement changes to contracts with rates indexed to LIBOR and expects to apply the amendments prospectively for applicable loan and other contracts within the effective period of ASU 2020-04.

2. BUSINESS COMBINATIONS

Acquisition of Covenant Financial, Inc.

On July 1, 2020, the Corporation completed its acquisition of Covenant Financial, Inc. (“Covenant”). Covenant was the holding company for Covenant Bank, which operated banking offices in Bucks and Chester Counties of Pennsylvania. The Covenant acquisition has contributed significantly to growth in the size of the Corporation’s balance sheet and in net interest income and noninterest expenses.

In connection with the transaction, the Corporation recorded goodwill of $24.1 million and a core deposit intangible asset of $3.1 million. Total loans acquired on July 1, 2020 were valued at $464.2 million, while total deposits assumed were valued at $481.8 million, borrowings were valued at $64.0 million and subordinated debt was valued at $10.1 million. The Corporation acquired available-for-sale debt securities valued at $10.8 million and bank-owned life insurance valued at $11.2 million. The assets purchased and liabilities assumed in the merger were recorded at their estimated fair values at the time of closing, subject to refinement for up to one year after the closing date. There were no adjustments to the fair value measurements of assets acquired or liabilities assumed in the first quarter 2021.

Merger-related expenses related to the planned acquisition of Covenant totaled $141,000 in the first quarter 2020.

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

(In Thousands, Except Share and Per Share Data)	Three Months Ended
	March 31,	March 31,
	2021	2020
Basic
Net income	$8,787	$4,166
Less: Dividends and undistributed earnings allocated to participating securities	(65)	(20)
Net income attributable to common shares	$8,722	$4,146
Basic weighted-average common shares outstanding	15,850,217	13,685,257
Basic earnings per common share (a)	$0.55	$0.30
Diluted
Net income attributable to common shares	$8,722	$4,146
Basic weighted-average common shares outstanding	15,850,217	13,685,257
Dilutive effect of potential common stock arising from stock options	4,234	13,981
Diluted weighted-average common shares outstanding	15,854,451	13,699,238
Diluted earnings per common share (a)	$0.55	$0.30
Weighted-average nonvested restricted shares outstanding	118,442	65,533
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the consolidated statements of income, less earnings allocated to non-vested restricted shares with nonforfeitable dividends (participating securities).

Anti-dilutive stock options are excluded from net income per share calculations. There were no anti-dilutive instruments in the three-month periods ended March 31, 2021 and 2020.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

4. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended March 31, 2021
Other comprehensive loss from available-for-sale debt securities,
Unrealized holding losses on available-for-sale debt securities	$(6,114)	$1,285	$(4,829)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	(5)	1	(4)
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(4)	1	(3)
Other comprehensive loss on unfunded retirement obligations	(9)	2	(7)
Total other comprehensive loss	$(6,123)	$1,287	$(4,836)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended March 31, 2020
Other comprehensive income from available-for-sale debt securities,
Unrealized holding gains on available-for-sale debt securities	$7,240	$(1,521)	$5,719
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	88	(18)	70
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(8)	2	(6)
Other comprehensive income on unfunded retirement obligations	80	(16)	64
Total other comprehensive income	$7,320	$(1,537)	$5,783

The amounts shown in the table immediately above are included in the following line items in the consolidated statements of income:

Affected Line Item in the
Description	Consolidated Statements of Income
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost (before-tax)	Other noninterest expense
Income tax effect	Income tax provision

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Changes in the components of accumulated other comprehensive income are as follows and are presented net of tax:

(In Thousands)	Unrealized		Accumulated
	Gains	Unfunded	Other
	(Losses)	Retirement	Comprehensive
	on Securities	Obligations	Income
Three Months Ended March 31, 2021
Balance, beginning of period	$11,676	$119	$11,795
Other comprehensive loss during three months ended March 31, 2021	(4,829)	(7)	(4,836)
Balance, end of period	$6,847	$112	$6,959

Three Months Ended March 31, 2020
Balance, beginning of period	$3,511	$180	$3,691
Other comprehensive income during three months ended March 31, 2020	5,719	64	5,783
Balance, end of period	$9,230	$244	$9,474

5. CASH AND DUE FROM BANKS

Cash and due from banks at March 31, 2021 and December 31, 2020 include the following:

(In Thousands)	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$199,305	$96,017
Certificates of deposit	7,840	5,840
Total cash and due from banks	$207,145	$101,857

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

Historically, C&N Bank has been required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. In March 2020, the Federal Reserve Board reduced reserve requirements for U.S. banks to 0%. Accordingly, C&N Bank had no required reserves at March 31, 2021 and December 31, 2020.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

6. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at March 31, 2021 and December 31, 2020 are summarized as follows:

(In Thousands)	March 31, 2021
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$15,117	$2	$(34)	$15,085
Obligations of U.S. Government agencies	24,763	670	(441)	24,992
Obligations of states and political subdivisions:
Tax-exempt	120,974	4,487	(343)	125,118
Taxable	51,823	1,397	(682)	52,538
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	38,790	1,099	(132)	39,757
Residential collateralized mortgage obligations	52,715	1,299	(43)	53,971
Commercial mortgage-backed securities	53,528	1,949	(562)	54,915
Total available-for-sale debt securities	$357,710	$10,903	$(2,237)	$366,376

(In Thousands)	December 31, 2020
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$12,184	$0	$(2)	$12,182
Obligations of U.S. Government agencies	25,349	1,003	(8)	26,344
Obligations of states and political subdivisions:
Tax-exempt	116,427	6,000	(26)	122,401
Taxable	45,230	2,246	(24)	47,452
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	36,853	1,323	0	38,176
Residential collateralized mortgage obligations	56,048	1,428	(9)	57,467
Commercial mortgage-backed securities	42,461	2,849	0	45,310
Total available-for-sale debt securities	$334,552	$14,849	$(69)	$349,332

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020:

March 31, 2021	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$9,003	$(34)	$0	$0	$9,003	$(34)
Obligations of U.S. Government agencies	12,058	(441)	0	0	12,058	(441)
Obligations of states and political subdivisions:
Tax-exempt	26,916	(343)	0	0	26,916	(343)
Taxable	19,588	(661)	524	(21)	20,112	(682)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies,
Residential pass-through securities	9,884	(132)	0	0	9,884	(132)
Residential collateralized mortgage obligations	5,228	(43)	0	0	5,228	(43)
Commercial mortgage-backed securities	10,624	(562)	0	0	10,624	(562)
Total temporarily impaired available for sale debt securities	$93,301	$(2,216)	$524	$(21)	$93,825	$(2,237)

December 31, 2020	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$9,159	$(2)	$0	$0	$9,159	$(2)
Obligations of U.S. Government agencies	4,992	(8)	0	0	4,992	(8)
Obligations of states and political subdivisions:
Tax-exempt	3,811	(26)	0	0	3,811	(26)
Taxable	5,235	(24)	0	0	5,235	(24)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies,
Residential collateralized mortgage obligations	2,861	(9)	0	0	2,861	(9)
Total temporarily impaired available-for-sale debt securities	$26,058	$(69)	$0	$0	$26,058	$(69)

Gross realized gains and losses from available-for-sale debt securities were as follows:

(In Thousands)	Three Months Ended
	March 31,	March 31,
	2021	2020
Gross realized gains from sales	$0	$52
Gross realized losses from sales	0	(52)
Net realized gains	$0	$0

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of March 31, 2021. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	March 31, 2021
	Amortized	Fair
	Cost	Value
Due in one year or less	$14,667	$14,760
Due from one year through five years	45,128	46,421
Due from five years through ten years	51,245	52,787
Due after ten years	101,637	103,765
Sub-total	212,677	217,733
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	38,790	39,757
Residential collateralized mortgage obligations	52,715	53,971
Commercial mortgage-backed securities	53,528	54,915
Total	$357,710	$366,376

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

Investment securities carried at $254,860,000 at March 31, 2021 and $247,373,000 at December 31, 2020 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 9 for information concerning securities pledged to secure borrowing arrangements and Note 12 for information related to securities pledged against interest rate swap obligations.

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

A summary of information management considered in evaluating debt and equity securities for other-than-temporary impairment (“OTTI”) at March 31, 2021 is provided below.

Debt Securities

At March 31, 2021 and December 31, 2020, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities at March 31, 2021 and December 31, 2020 to be temporary.

Equity Securities

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheets, was $9,609,000 at March 31, 2021 and $9,720,000 at December 31, 2020. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at March 31, 2021 and December 31, 2020. In making this determination, management concluded that recovery of total

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

The Corporation has a marketable equity security included in other assets in the consolidated balance sheets with a carrying value of $982,000 at March 31, 2021 and $1,000,000 at December 31, 2020, consisting exclusively of one mutual fund. There was an unrealized loss on the mutual fund of $18,000 at March 31, 2021 and no unrealized gain or loss on the mutual fund at December 31, 2020. Changes in the unrealized gains or losses on this security are included in other noninterest income in the consolidated statements of income.

7. LOANS

The loans receivable portfolio is segmented into commercial, residential mortgage and consumer loans. Loans outstanding at March 31, 2021 and December 31, 2020 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type

(In Thousands)

	March 31,	December 31,
	2021	2020
Commercial:
Commercial loans secured by real estate	$524,886	$531,810
Commercial and industrial	155,828	159,577
Paycheck Protection Program - 1st Draw	71,708	132,269
Paycheck Protection Program - 2nd Draw	66,127	0
Political subdivisions	49,860	53,221
Commercial construction and land	45,307	42,874
Loans secured by farmland	10,897	11,736
Multi-family (5 or more) residential	54,049	55,811
Agricultural loans	2,460	3,164
Other commercial loans	16,315	17,289
Total commercial	997,437	1,007,751
Residential mortgage:
Residential mortgage loans - first liens	518,392	532,947
Residential mortgage loans - junior liens	25,402	27,311
Home equity lines of credit	39,083	39,301
1-4 Family residential construction	18,376	20,613
Total residential mortgage	601,253	620,172
Consumer	15,897	16,286
Total	1,614,587	1,644,209
Less: allowance for loan losses	(11,661)	(11,385)
Loans, net	$1,602,926	$1,632,824

In the table above, outstanding loan balances are presented net of deferred loan origination fees, net, of $7,388,000 at March 31, 2021 and $6,286,000 at December 31, 2020.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act is a $2 trillion stimulus package designed to provide relief to U.S. businesses and consumers struggling as a result of the pandemic. A provision in the CARES Act includes creation of the Paycheck Protection Program (“PPP”) through the Small Business Administration

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(“SBA”) and Treasury Department. Under the PPP, the Corporation, as an SBA-certified lender, provides SBA-guaranteed loans to small businesses to pay their employees, rent, mortgage interest, and utilities. PPP loans will be forgiven subject to clients’ providing documentation evidencing their compliant use of funds and otherwise complying with the terms of the program.  Information related to PPP loans advanced pursuant to the CARES Act are labeled “1st Draw” within the tables.

Section 4013 of the CARES Act provides that, from the period beginning March 1, 2020 until 60 days after the date on which the national emergency concerning the coronavirus (COVID-19) pandemic declared by the President of the United States under the National Emergencies Act terminates (the “applicable period”), the Corporation may elect to suspend U.S. GAAP for loan modifications related to the pandemic that would otherwise be categorized as troubled debt restructurings (TDRs) and suspend any determination of a loan modified as a result of the effects of the pandemic as being a TDR, including impairment for accounting purposes. The suspension is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. The suspension is not applicable to any adverse impact on the credit of a borrower that is not related to the pandemic.

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

On December 27, 2020, the President of the United States signed into law the Consolidated Appropriations Act, 2021 (the “CAA”), which both funds the federal government until September 30, 2021 and broadly addresses additional COVID-19 responses and relief.  Among the additional relief measures included are certain extensions to elements of the CARES Act, including extension of temporary relief from troubled debt restructurings established under Section 4013 of the CARES Act to the earlier of a) January 1, 2022, or b) the date that is 60 days after the date on which the national COVID-19 emergency terminates. The CAA also includes additional funding for the PPP with additional eligibility requirements for borrowers with generally the same loan terms as provided under the CARES Act. Information related to PPP loans advanced pursuant to the CAA are labeled “2nd Draw” within the tables.

The maximum term of PPP loans is five years. Most of the Corporation’s 1st Draw PPP loans have two-year terms, while 2nd Draw PPP loans have  five-year terms and the Corporation will be repaid sooner to the extent the loans are forgiven. The interest rate on PPP loans is 1%, and the Corporation has received fees from the SBA ranging between 1% and 5% per loan, depending on the size of the loan. Fees on PPP loans, net of origination costs and a market rate adjustment on PPP loans acquired from Covenant, are recognized in interest income as a yield adjustment over the term of the loans.

The Corporation began accepting and processing applications for loans under the PPP on April 3, 2020. Covenant also engaged in PPP lending starting in early April 2020. As of March 31, 2021, the recorded investment in 1st Draw PPP loans was $71,708,000, including contractual principal balances of $72,987,000, increased by a market rate adjustment on PPP loans acquired from Covenant of $164,000 and reduced by net deferred origination fees of $1,443,000.  The recorded investment in 2nd Draw PPP loans was $66,127,000, including contractual principal balances of $69,000,000 reduced by net deferred origination fees of $2,873,000. Accretion of fees received on 1st Draw PPP loans, net of amortization of the market rate adjustment on PPP loans acquired from Covenant, was $1,548,000 and the accretion of fees on 2nd Draw PPP loans was $97,000 in the three-month period ended March 31, 2021.

To work with clients impacted by COVID-19, the Corporation is offering short-term loan modifications on a case-by-case basis to borrowers who were current in their payments at the inception of the loan modification program. Prior to the merger, Covenant had a similar program in place, and these modified loans have been incorporated into the Corporation’s program. These efforts have been designed to assist borrowers as they deal with the current crisis and help the Corporation mitigate credit risk. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

deferred amounts will be moved to the end of the loan term. Consistent with Section 4013 of the CARES Act, the modified loans have not been reported as past due, nonaccrual  or as TDRs at March 31, 2021. Most of the initial modifications under the program became effective in March 2020 or the second quarter 2020 and provided a deferral of interest or principal and interest for 90-to-180 days. Many of the loans for which deferrals were granted returned to full payment status prior to March 31, 2021, while additional deferrals have been granted on certain loans. The quantity and balances of modifications outstanding under the program and a summary of their risk ratings at March 31, 2021 are as follows:

	Deferrals Remaining
	As of March 31, 2021
(Dollars in Thousands)	Number				Purchased
	of		Special		Credit
	Loans	Pass	Mention	Substandard	Impaired	Total
COVID-19-related loan modifications:
Commercial
Accommodation and food services - hotels	5	$9,186	$10,349	$0	$0	$19,535
Lessors of residential buildings and dwellings	3	0	0	55	1,557	1,612
Lessors of nonresidential buildings (except miniwarehouses)	1	0	0	0	1,411	1,411
Transportation and warehousing	4	1,197	0	0	0	1,197
Religious organizations	2	757	0	0	0	757
Real estate rental and leasing - other	1	438	0	0	0	438
Total commercial	16	11,578	10,349	55	2,968	24,950
Residential mortgage	9	619	0	475	0	1,094
Consumer	0	0	0	0	0	0
Total	25	$12,197	$10,349	$530	$2,968	$26,044

For the loans in the table above, the deferral periods as of March 31, 2021 expire in the second or third quarters of 2021. The Corporation will continue to evaluate requests for additional deferrals on a case-by-case basis.

The ultimate effect of COVID-19 on the local or broader economy is not known. In June, September and December 2020, and March 2021, the Corporation’s credit administration and commercial lending staffs performed reviews of commercial credits with “Pass” ratings in an effort to reduce the risk of failing to identify loans that should be evaluated for risk rating downgrade or a specific allowance. Updated risk ratings and specific allowances based on that review have been included in the March 31, 2021 information presented below. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its economic impact, the total impact on the Corporation’s loan portfolio is not determinable.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

As described in Note 2, effective July 1, 2020, the Corporation acquired loans pursuant to its acquisition of Covenant, and effective April 1, 2019, the Corporation acquired loans pursuant to the acquisition of Monument Bancorp, Inc. (“Monument”). The acquired loans were recorded at their initial fair value, with adjustments made to the gross amortized cost of loans based on movements in interest rates (market rate adjustment) and based on credit fair value adjustments on non-impaired loans and impaired loans. In the last three quarters of 2019 and in 2020, the Corporation recognized amortization and accretion of a portion of the market rate adjustments and credit adjustments on non-impaired (performing) loans, and a partial recovery of purchased credit impaired (PCI) loans. For the three-month periods ended March 31, 2021 and 2020, adjustments to the initial market rate and credit fair value adjustments of performing loans were recognized as follows:

(In Thousands)
	Three Months Ended
	March 31,	March 31,
	2021	2020
Market Rate Adjustment
Adjustments to gross amortized cost of loans at beginning of period	$718	$(1,415)
(Amortization) accretion recognized in interest income	(366)	147
Adjustments to gross amortized cost of loans at end of period	$352	$(1,268)
Credit Adjustment on Non-impaired Loans
Adjustments to gross amortized cost of loans at beginning of period	$(5,979)	$(1,216)
Accretion recognized in interest income	797	205
Adjustments to gross amortized cost of loans at end of period	$(5,182)	$(1,011)

A summary of PCI loans held at March 31, 2021 and December 31, 2020 is as follows:

(In Thousands)	March 31,	December 31,
	2021	2020
Outstanding balance	$10,256	$10,316
Carrying amount	6,781	6,841

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of March 31, 2021 and December 31, 2020, management determined that no allowance for credit losses related to unfunded loan commitments was required.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month periods ended March 31, 2021 and 2020 were as follows:

Three Months Ended March 31, 2021	December 31, 2020				March 31, 2021
(In Thousands)	Balance	Charge-offs	Recoveries	Provision (Credit)	Balance
Allowance for Loan Losses:
Commercial:
Commercial loans secured by real estate	$3,051	$0	$0	$299	$3,350
Commercial and industrial	2,245	0	14	(72)	2,187
Commercial construction and land	454	0	0	22	476
Loans secured by farmland	120	0	0	(9)	111
Multi-family (5 or more) residential	236	0	0	19	255
Agricultural loans	34	0	0	(8)	26
Other commercial loans	168	0	0	(9)	159
Total commercial	6,308	0	14	242	6,564
Residential mortgage:
Residential mortgage loans - first liens	3,524	0	1	(18)	3,507
Residential mortgage loans - junior liens	349	0	0	(15)	334
Home equity lines of credit	281	0	1	(1)	281
1-4 Family residential construction	99	0	0	(21)	78
Total residential mortgage	4,253	0	2	(55)	4,200
Consumer	239	(11)	12	(20)	220
Unallocated	585	0	0	92	677
Total Allowance for Loan Losses	$11,385	$(11)	$28	$259	$11,661

Three Months Ended March 31, 2020	December 31, 2019				March 31, 2020
(In Thousands)	Balance	Charge-offs	Recoveries	Provision (Credit)	Balance
Allowance for Loan Losses:
Commercial:
Commercial loans secured by real estate	$1,921	$0	$0	$11	$1,932
Commercial and industrial	1,391	(17)	0	1,271	2,645
Commercial construction and land	966	0	0	4	970
Loans secured by farmland	158	0	0	(14)	144
Multi-family (5 or more) residential	156	0	0	43	199
Agricultural loans	41	0	0	(2)	39
Other commercial loans	155	0	0	5	160
Total commercial	4,788	(17)	0	1,318	6,089
Residential mortgage:
Residential mortgage loans - first liens	3,405	0	1	166	3,572
Residential mortgage loans - junior liens	384	0	1	29	414
Home equity lines of credit	276	0	1	1	278
1-4 Family residential construction	117	0	0	2	119
Total residential mortgage	4,182	0	3	198	4,383
Consumer	281	(31)	11	12	273
Unallocated	585	0	0	0	585
Total Allowance for Loan Losses	$9,836	$(48)	$14	$1,528	$11,330

For the three months ended March 31, 2021, the provision for loan losses was $259,000, a decrease in expense of $1,269,000 as compared to the three months ended March 31, 2020. In the first three months of 2020, the provision included the effects of recording a specific allowance of $1,193,000 on a commercial loan for which a charge-off of  $2,219,000 was subsequently recorded in the third quarter 2020.

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of March 31, 2021 and December 31, 2020:

March 31, 2021					Purchased
(In Thousands)		Special			Credit
	Pass	Mention	Substandard	Doubtful	Impaired	Total
Commercial:
Commercial loans secured by real estate	$485,821	$18,419	$16,371	$0	$4,275	$524,886
Commercial and Industrial	139,780	8,627	6,537	95	789	155,828
Paycheck Protection Program - 1st Draw	71,708	0	0	0	0	71,708
Paycheck Protection Program - 2nd Draw	66,127	0	0	0	0	66,127
Political subdivisions	49,860	0	0	0	0	49,860
Commercial construction and land	44,543	715	49	0	0	45,307
Loans secured by farmland	9,657	397	843	0	0	10,897
Multi-family (5 or more) residential	49,204	2,380	887	0	1,578	54,049
Agricultural loans	1,880	0	580	0	0	2,460
Other commercial loans	16,315	0	0	0	0	16,315
Total commercial	934,895	30,538	25,267	95	6,642	997,437
Residential Mortgage:
Residential Mortgage loans - first liens	501,338	5,397	11,583	0	74	518,392
Residential Mortgage loans - junior liens	24,601	132	604	0	65	25,402
Home equity lines of credit	38,326	59	698	0	0	39,083
1-4 Family residential construction	18,376	0	0	0	0	18,376
Total residential mortgage	582,641	5,588	12,885	0	139	601,253
Consumer	15,784	0	113	0	0	15,897
Totals	$1,533,320	$36,126	$38,265	$95	$6,781	$1,614,587

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2020					Purchased
(In Thousands)		Special			Credit
	Pass	Mention	Substandard	Doubtful	Impaired	Total
Commercial:
Commercial loans secured by real estate	$494,876	$17,374	$15,262	$0	$4,298	$531,810
Commercial and Industrial	143,500	8,025	7,268	0	784	159,577
Paycheck Protection Program - 1st Draw	132,269	0	0	0	0	132,269
Political subdivisions	53,221	0	0	0	0	53,221
Commercial construction and land	42,110	715	49	0	0	42,874
Loans secured by farmland	10,473	405	858	0	0	11,736
Multi-family (5 or more) residential	50,563	2,405	1,229	0	1,614	55,811
Agricultural loans	2,569	0	595	0	0	3,164
Other commercial loans	17,289	0	0	0	0	17,289
Total commercial	946,870	28,924	25,261	0	6,696	1,007,751
Residential Mortgage:
Residential Mortgage loans - first liens	516,685	6,192	9,994	0	76	532,947
Residential Mortgage loans - junior liens	26,480	141	621	0	69	27,311
Home equity lines of credit	38,529	59	713	0	0	39,301
1-4 Family residential construction	20,613	0	0	0	0	20,613
Total residential mortgage	602,307	6,392	11,328	0	145	620,172
Consumer	16,172	0	114	0	0	16,286
Totals	$1,565,349	$35,316	$36,703	$0	$6,841	$1,644,209

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of March 31, 2021 and December 31, 2020.

March 31, 2021	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Commercial:
Commercial loans secured by real estate	$12,749	$512,137	$524,886	$899	$2,451	$3,350
Commercial and industrial	1,422	154,406	155,828	71	2,116	2,187
Paycheck Protection Program - 1st Draw	0	71,708	71,708	0	0	0
Paycheck Protection Program - 2nd Draw	0	66,127	66,127	0	0	0
Political subdivisions	0	49,860	49,860	0	0	0
Commercial construction and land	0	45,307	45,307	0	476	476
Loans secured by farmland	84	10,813	10,897	0	111	111
Multi-family (5 or more) residential	1,578	52,471	54,049	0	255	255
Agricultural loans	0	2,460	2,460	0	26	26
Other commercial loans	0	16,315	16,315	0	159	159
Total commercial	15,833	981,604	997,437	970	5,594	6,564
Residential mortgage:
Residential mortgage loans - first liens	1,920	516,472	518,392	8	3,499	3,507
Residential mortgage loans - junior liens	405	24,997	25,402	146	188	334
Home equity lines of credit	0	39,083	39,083	0	281	281
1-4 Family residential construction	0	18,376	18,376	0	78	78
Total residential mortgage	2,325	598,928	601,253	154	4,046	4,200
Consumer	0	15,897	15,897	0	220	220
Unallocated						677

Total	$18,158	$1,596,429	$1,614,587	$1,124	$9,860	$11,661

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2020	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Commercial:
Commercial loans secured by real estate	$11,962	$519,848	$531,810	$692	$2,359	$3,051
Commercial and industrial	1,359	158,218	159,577	71	2,174	2,245
Paycheck Protection Program - 1st Draw	0	132,269	132,269	0	0	0
Political subdivisions	0	53,221	53,221	0	0	0
Commercial construction and land	0	42,874	42,874	0	454	454
Loans secured by farmland	84	11,652	11,736	0	120	120
Multi-family (5 or more) residential	1,614	54,197	55,811	0	236	236
Agricultural loans	0	3,164	3,164	0	34	34
Other commercial loans	0	17,289	17,289	0	168	168
Total commercial	15,019	992,732	1,007,751	763	5,545	6,308
Residential mortgage:
Residential mortgage loans - first liens	2,385	530,562	532,947	9	3,515	3,524
Residential mortgage loans - junior liens	414	26,897	27,311	153	196	349
Home equity lines of credit	0	39,301	39,301	0	281	281
1-4 Family residential construction	0	20,613	20,613	0	99	99
Total residential mortgage	2,799	617,373	620,172	162	4,091	4,253
Consumer	0	16,286	16,286	0	239	239
Unallocated						585

Total	$17,818	$1,626,391	$1,644,209	$925	$9,875	$11,385

Summary information related to impaired loans at March 31, 2021 and December 31, 2020 is provided in the table immediately below.

(In Thousands)	March 31, 2021			December 31, 2020
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Commercial loans secured by real estate	$6,731	$4,961	$0	$7,168	$5,398	$0
Commercial and industrial	1,844	1,350	0	1,781	1,287	0
Residential mortgage loans - first liens	731	731	0	1,248	1,248	0
Residential mortgage loans - junior liens	155	100	0	160	105	0
Loans secured by farmland	84	84	0	84	84	0
Multi-family (5 or more) residential	2,734	1,578	0	2,770	1,614	0
Total with no related allowance recorded	12,279	8,804	0	13,211	9,736	0

With a related allowance recorded:
Commercial loans secured by real estate	7,788	7,788	898	6,501	6,501	691
Commercial and industrial	72	72	72	72	72	72
Residential mortgage loans - first liens	1,189	1,189	8	1,200	1,200	9
Residential mortgage loans - junior liens	305	305	146	309	309	153
Total with a related allowance recorded	9,354	9,354	1,124	8,082	8,082	925
Total	$21,633	$18,158	$1,124	$21,293	$17,818	$925

In the table immediately above, loans to two borrowers are presented under the Residential mortgage loans – first liens and Residential mortgage loans – junior liens classes. Each of these loans is collateralized by one property, and the allowance associated with each of these loans was determined based on an analysis of the total amounts of the Corporation’s exposure in comparison to the estimated net

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

proceeds if the Corporation were to sell the property. The total allowance related to these two borrowers was $146,000 at March 31, 2021 and $153,000 at December 31, 2020.

The average balance of impaired loans, excluding purchased credit impaired loans, and interest income recognized on these impaired loans is as follows:

(In Thousands)			Interest Income Recognized on
	Average Investment in Impaired Loans		Impaired Loans on a Cash Basis
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Commercial:
Commercial loans secured by real estate	$12,203	$387	$143	$4
Commercial and industrial	1,082	2,872	12	1
Commercial construction and land	49	1,308	1	12
Loans secured by farmland	84	516	1	17
Multi-family (5 or more) residential	1,596	0	61	0
Agricultural loans	69	76	2	0
Other commercial loans	0	50	0	1
Total commercial	15,083	5,209	220	35
Residential mortgage:
Residential mortgage loans - first lien	2,451	1,232	37	8
Residential mortgage loans - junior lien	437	382	5	0
Home equity lines of credit	18	65	0	1
Total residential mortgage	2,906	1,679	42	9
Consumer	0	0	0	0
Total	$17,989	$6,888	$262	$44

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	March 31, 2021		December 31, 2020
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial:
Commercial loans secured by real estate	$155	$12,648	$395	$11,550
Commercial and industrial	103	1,047	142	970
Commercial construction and land	0	49	0	49
Loans secured by farmland	188	84	188	84
Multi-family (5 or more) residential	0	1,578	0	1,614
Other commercial	0	0	71	0
Total commercial	446	15,406	796	14,267
Residential mortgage:
Residential mortgage loans - first liens	550	5,964	838	6,387
Residential mortgage loans - junior liens	45	370	52	378
Home equity lines of credit	196	295	233	299
Total residential mortgage	791	6,629	1,123	7,064
Consumer	48	81	56	85
Totals	$1,285	$22,116	$1,975	$21,416

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual. PCI loans with a total recorded investment of $6,781,000 at March 31, 2021 and $6,841,000 at December 31, 2020 are classified as nonaccrual.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The table below presents a summary of the contractual aging of loans as of March 31, 2021 and December 31, 2020. Loans modified under the Corporation’s program designed to work with clients impacted by COVID-19, as described above, are included in the current and past due less than 30 days category in the table that follows.

(In Thousands)	As of March 31, 2021				As of December 31, 2020
	Current &				Current &
	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Commercial:
Commercial loans secured by real estate	$519,474	$630	$4,782	$524,886	$529,998	$66	$1,746	$531,810
Commercial and industrial	154,745	94	989	155,828	158,523	55	999	159,577
Paycheck Protection Program - 1st Draw	71,708	0	0	71,708	132,269	0	0	132,269
Paycheck Protection Program - 2nd Draw	66,127	0	0	66,127	0	0	0	0
Political subdivisions	49,860	0	0	49,860	53,221	0	0	53,221
Commercial construction and land	45,060	198	49	45,307	42,590	284	0	42,874
Loans secured by farmland	10,593	82	222	10,897	11,419	95	222	11,736
Multi-family (5 or more) residential	54,049	0	0	54,049	53,860	1,951	0	55,811
Agricultural loans	2,364	96	0	2,460	3,091	2	71	3,164
Other commercial loans	16,315	0	0	16,315	17,289	0	0	17,289
Total commercial	990,295	1,100	6,042	997,437	1,002,260	2,453	3,038	1,007,751

Residential mortgage:
Residential mortgage loans - first liens	508,818	7,176	2,398	518,392	523,191	5,703	4,053	532,947
Residential mortgage loans - junior liens	25,201	20	181	25,402	27,009	111	191	27,311
Home equity lines of credit	38,455	432	196	39,083	38,919	101	281	39,301
1-4 Family residential construction	18,376	0	0	18,376	20,457	156	0	20,613
Total residential mortgage	590,850	7,628	2,775	601,253	609,576	6,071	4,525	620,172
Consumer	15,752	26	119	15,897	16,063	83	140	16,286
Totals	$1,596,897	$8,754	$8,936	$1,614,587	$1,627,899	$8,607	$7,703	$1,644,209

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at March 31, 2021 and December 31, 2020 is as follows:

(In Thousands)	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
March 31, 2021 Nonaccrual Totals	$12,654	$1,861	$7,601	$22,116
December 31, 2020 Nonaccrual Totals	$12,999	$2,689	$5,728	$21,416

Loans whose terms are modified are classified as TDRs if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at March 31, 2021 and December 31, 2020 is as follows:

(In Thousands)	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
March 31, 2021 Totals	$176	$126	$67	$6,816	$7,185
December 31, 2020 Totals	$166	$0	$418	$6,867	$7,451

At March 31, 2021 and December 31, 2020, there were no commitments to loan additional funds to borrowers whose loans have been classified as TDRs.

TDRs that occurred during the three-month periods ended March 31, 2021 and 2020 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
(Balances in Thousands)	Loans	Investment	Loans	Investment
Residential mortgage - first liens,
Reduced monthly payments and extended maturity date	1	$12	0	$0
Residential mortgage - junior liens,
New loan at lower than risk-adjusted market rate to borrower from whom short sale of other collateral was accepted	0	0	1	30
Consumer,
Reduced monthly payments and extended maturity date	1	24	0	0
Total	2	$36	1	$30

In the three-month periods ended March 31, 2021 and 2020, defaults on loans for which modifications that were considered to be TDR and were entered into within the previous 12 months are summarized as follows:

(Balances in Thousands)	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
	Number		Number
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Commercial loans secured by real estate	1	$3,392	0	$0
Total	1	$3,392	0	$0

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in foreclosed assets held for sale in the unaudited consolidated balance sheets) is as follows:

(In Thousands)	March 31,	December 31,
	2021	2020
Foreclosed residential real estate	$218	$80

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	March 31,	December 31,
	2021	2020
Residential real estate in process of foreclosure	$1,852	$1,246

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Information related to core deposit intangibles is as follows:

(In Thousands)	March 31,	December 31,
	2021	2020
Gross amount	$6,639	$6,639
Accumulated amortization	(2,922)	(2,788)
Net	$3,717	$3,851

Amortization expense related to core deposit intangibles is included in other noninterest expense in the consolidated statements of income, as follows:

(In Thousands)	Three Months Ended
	March 31,	March 31,
	2021	2020
Amortization expense	$134	$62

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. At March 31, 2021 and December 31, 2020, the net carrying value of goodwill was $52,505,000. There were no changes in the carrying value of goodwill in the three-month periods ended March 31, 2021 and 2020.

9. BORROWED FUNDS AND SUBORDINATED DEBT

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	March 31,	December 31,
	2021	2020
FHLB-Pittsburgh borrowings	$8,018	$18,066
Customer repurchase agreements	1,745	1,956
Total short-term borrowings	$9,763	$20,022

At March 31, 2021, short-term borrowings from FHLB-Pittsburgh include two advances with par values totaling $8,000,000 which are presented in the table inclusive of the unaccreted purchase accounting adjustment, with a weighted-average effective interest rate of 0.42%. At December 31, 2020, short-term borrowings from FHLB-Pittsburgh included five advances totaling $18,000,000 par value, with a weighted average effective interest rate of 0.43%.

The Corporation had available credit with other correspondent banks totaling $45,000,000 at March 31, 2021 and December 31, 2020. These lines of credit are primarily unsecured. No amounts were outstanding at March 31, 2021 or December 31, 2020.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At March 31, 2021, the Corporation had available credit in the amount of $14,522,000 on this line with no outstanding advances. At December 31, 2020, the Corporation had available credit in the amount of $14,654,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with a carrying value of $14,992,000 at March 31, 2021 and $15,126,000 at December 31, 2020.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10%at March 31, 2021 and December 31, 2020. The carrying value of the underlying securities was $1,780,000 at March 31, 2021 and $1,980,000 at December 31, 2020.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $1,033,262,000 at March 31, 2021 and $1,049,690,000 at December 31, 2020. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in other assets in the consolidated balance sheets) were $9,609,000 at March 31, 2021 and $9,720,000 at December 31, 2020. In addition to the short-term and long-term borrowings shown in these tables, there was a $400,000 letter of credit from FHLB-Pittsburgh outstanding at March 31, 2021. The Corporation’s total credit facility with FHLB-Pittsburgh was $761,761,000 at March 31, 2021, including an unused (available) amount of $703,562,000. At December 31, 2020, the Corporation’s total credit facility with FHLB-Pittsburgh was $771,199,000, including an unused (available) amount of $698,977,000.

LONG-TERM BORROWINGS

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	March 31,	December 31,
	2021	2020
Loans maturing in 2021 with a weighted-average rate of 1.31%	$22,072	$26,098
Loans maturing in 2022 with a weighted-average rate of 0.60%	15,626	15,682
Loans maturing in 2023 with a weighted-average rate of 0.73%	7,198	7,224
Loans maturing in 2024 with a weighted-average rate of 0.75%	5,127	5,137
Loan maturing in 2025 with an average rate of 4.91%	444	467
Total long-term FHLB-Pittsburgh borrowings	$50,467	$54,608

_____________________________________________________

Note: Weighted-average rates are presented as of March 31, 2021.

SUBORDINATED DEBT

At March 31, 2021 and December 31, 2020, outstanding subordinated debt agreements are as follows:

(In Thousands)	March 31,	December 31,
	2021	2020
Agreements with an aggregate par value of $8,000,000; bearing interest at 6.25%; maturing in June 2026 and redeemable at par in June 2021	$8,012	$8,027
Agreements with an aggregate par value of $6,500,000; bearing interest at 6.50%; maturing in April 2027 and redeemable at par in April 2022	6,500	6,500
Agreement with a par value of $2,000,000; bearing interest at 6.50%; maturing in July 2027 and redeemable at par in July 2022	2,022	2,026
Total carrying value	$16,534	$16,553

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

10. STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of officers and an Independent Directors Stock Incentive Plan. The 2021 restricted stock awards under the Stock Incentive Plan vest ratably over three years, and the 2021 restricted stock issued under the Independent Directors Stock Incentive Plan vests over one year. Following is a summary of restricted stock awards granted in the three-month period ended March 31, 2021:

(Dollars in Thousands)		Aggregate
		Grant
		Date
	Number of	Fair
	Shares	Value
1st quarter 2021 awards:
Time-based awards to independent directors	10,989	$220
Time-based awards to employees	46,178	924
Performance-based awards to employees	17,224	345
Total	74,391	$1,489

Compensation cost related to restricted stock is recognized based on the fair value of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. Total annual stock-based compensation for the year ending December 31, 2021 is estimated to total $1,600,000. Total stock-based compensation expense attributable to restricted stock awards amounted to $341,000 in the first quarter 2021 and $194,000 in the first quarter 2020.

11. CONTINGENCIES

Litigation Matters

In the normal course of business, the Corporation may be subject to pending and threatened lawsuits in which claims for monetary damages could be asserted. In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of such pending legal proceedings.

Trust Department Tax Reporting Contingency

The Corporation has incurred operational losses from compliance oversight related to trust department tax preparation and administration activities that occurred prior to 2020. In 2020, the Corporation made changes in internal controls and personnel responsible for trust department tax administration activities. Management implemented the changes in internal controls and personnel in an effort to mitigate and prevent the likelihood of new instances of non-compliance from trust department tax administration activities. Estimated losses related to trust department tax compliance matters totaled $107,000 in the first quarter 2021, with no corresponding amount in the first quarter 2020. These losses are included in other noninterest expense in the consolidated statements of income.  The balance of accrued interest and other liabilities in the consolidated balance sheets includes $429,000 at March 31, 2021 and $322,000 at December 31, 2020 related to specific tax compliance matters that have been identified; however, no estimate can be made of the amount of additional expenses that may be incurred related to these matters.

12. DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation is a party to derivative financial instruments. These financial instruments consist of interest rate swap agreements which contain master netting and collateral provisions designed to protect the party at risk.

Interest rate swaps with commercial banking customers were executed to facilitate their respective risk management strategies. Under the terms of these arrangements, the commercial banking customers effectively exchanged their floating interest rate exposures on loans into fixed interest rate exposures. Those interest rate swaps have been simultaneously economically hedged by offsetting interest rate swaps with a third party, such that the Corporation has effectively exchanged its fixed interest rate exposures for floating rate exposures.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service provided to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.

The aggregate notional amount of interest rate swaps was $129,416,000 at March 31, 2021 and $135,740,000 at December 31, 2020. There were no interest rate swaps originated in the first quarter 2021or first quarter 2020. There were no gross amounts of interest rate swap-related assets and liabilities not offset in the consolidated balance sheets at March 31, 2021. In the first quarter 2021, the net impact on the consolidated statements of income from interest rate swaps was a reduction in interest income on loans of $338,000.  There were no interest rate swaps in place in the first quarter 2020.

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the consolidated balance sheets at March 31, 2021 and December 31,2020:

(In Thousands)	At March 31, 2021				At December 31, 2020
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
	Amount	Value (1)	Amount	Value (2)	Amount	Value (1)	Amount	Value (2)
Interest rate swap agreements	$64,708	$3,933	$64,708	$3,933	$67,870	$6,566	$67,870	$6,566

(1)	Included in other assets in the consolidated balance sheets.
(2)	Included in accrued interest and other liabilities in the consolidated balance sheets.

The Corporation’s agreement with its derivative counterparty provides that if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. Further, if the Corporation were to fail to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements. Available-for-sale securities with a carrying value of $9,145,000 were pledged as collateral against the Corporation’s liability related to the interest rate swaps at March 31, 2021.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

chosen. Examples of such changes may include the market for a particular asset or liability becoming active or inactive, changes in the availability of quoted prices, or changes in the availability of other market data.

At March 31, 2021 and December 31, 2020, assets and liabilities measured at fair value and the valuation methods used are as follows:

	March 31, 2021
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$0	$15,085	$0	$15,085
Obligations of U.S. Government agencies	0	24,992	0	24,992
Obligations of states and political subdivisions:
Tax-exempt	0	125,118	0	125,118
Taxable	0	52,538	0	52,538
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	39,757	0	39,757
Residential collateralized mortgage obligations	0	53,971	0	53,971
Commercial mortgage-backed securities	0	54,915	0	54,915
Total available-for-sale debt securities	0	366,376	0	366,376
Marketable equity security	982	0	0	982
Servicing rights	0	0	1,956	1,956
Interest rate swap agreements, assets	0	3,933	0	3,933
Total recurring fair value measurements, assets	$982	$370,309	$1,956	$373,247

Recurring fair value measurements, liabilities,
Interest rate swap agreements, liabilities	$0	$3,933	$0	$3,933

Nonrecurring fair value measurements, assets:
Impaired loans with a valuation allowance	$0	$0	$9,354	$9,354
Valuation allowance	0	0	(1,124)	(1,124)
Impaired loans, net	0	0	8,230	8,230
Foreclosed assets held for sale	0	0	1,472	1,472
Total nonrecurring fair value measurements, assets	$0	$0	$9,702	$9,702

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	December 31, 2020
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$0	$12,182	$0	$12,182
Obligations of U.S. Government agencies	0	26,344	0	26,344
Obligations of states and political subdivisions:
Tax-exempt	0	122,401	0	122,401
Taxable	0	47,452	0	47,452
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	38,176	0	38,176
Residential collateralized mortgage obligations	0	57,467	0	57,467
Commercial mortgage-backed securities	0	45,310	0	45,310
Total available-for-sale debt securities	0	349,332	0	349,332
Marketable equity security	1,000	0	0	1,000
Servicing rights	0	0	1,689	1,689
Interest rate swap agreements, assets	0	6,566	0	6,566
Total recurring fair value measurements, assets	$1,000	$355,898	$1,689	$358,587

Recurring fair value measurements, liabilities,
Interest rate swap agreements, liabilities	$0	$6,566	$0	$6,566

Nonrecurring fair value measurements, assets:
Impaired loans with a valuation allowance	$0	$0	$8,082	$8,082
Valuation allowance	0	0	(925)	(925)
Impaired loans, net	0	0	7,157	7,157
Foreclosed assets held for sale	0	0	1,338	1,338
Total nonrecurring fair value measurements, assets	$0	$0	$8,495	$8,495

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2021 and December 31, 2020, quantitative information regarding valuation techniques and the significant unobservable inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	3/31/2021	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		3/31/2021
Servicing rights	$1,956	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	239.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/2020	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2020
Servicing rights	$1,689	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	277.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

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

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended
	March 31, 2021	March 31, 2020
Servicing rights balance, beginning of period	$1,689	$1,277
Originations of servicing rights	192	75
Unrealized gain (loss) included in earnings	75	(126)
Servicing rights balance, end of period	$1,956	$1,226

Loans are classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Foreclosed

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

At March 31, 2021 and December 31, 2020, quantitative information regarding valuation techniques and the significant unobservable inputs used for nonrecurring fair value measurements using Level 3 methodologies are as follows:

(Dollars In Thousands)						Weighted
		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	3/31/2021	3/31/2021	3/31/2021	Technique	Inputs	3/31/2021

Impaired loans:
Commercial:
Commercial loans secured by real estate	$7,788	$898	$6,890	Sales comparison	Discount to appraised value	35%
Commercial and industrial	72	72	0	Liquidation of assets	Discount to appraised value	100%
Residential mortgage loans - first and junior liens	1,494	154	1,340	Sales comparison	Discount to appraised value	31%
Total impaired loans	$9,354	$1,124	$8,230
Foreclosed assets held for sale - real estate:
Commercial real estate	$1,254	$0	$1,254	Sales comparison	Discount to appraised value	44%
Residential (1-4 family)	218	0	218	Sales comparison	Discount to appraised value	27%
Total foreclosed assets held for sale	$1,472	$0	$1,472

(Dollars In Thousands)						Weighted
		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2020	12/31/2020	12/31/2020	Technique	Inputs	12/31/2020

Impaired loans:
Commercial:
Commercial loans secured by real estate	$6,501	$691	$5,810	Sales comparison	Discount to appraised value	28%
Commercial and industrial	72	72	0	Liquidation of assets	Discount to appraised value	100%
Residential mortgage loans - first and junior liens	1,509	162	1,347	Sales comparison	Discount to appraised value	31%
Total impaired loans	$8,082	$925	$7,157
Foreclosed assets held for sale - real estate:
Commercial real estate	$1,258	$0	$1,258	Sales comparison	Discount to appraised value	44%
Residential (1-4 family)	80	0	80	Sales comparison	Discount to appraised value	36%
Total foreclosed assets held for sale	$1,338	$0	$1,338

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	March 31, 2021		December 31, 2020
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$199,305	$199,305	$96,017	$96,017
Certificates of deposit	Level 2	7,840	8,012	5,840	6,054
Restricted equity securities (included in Other Assets)	Level 2	9,859	9,859	9,970	9,970
Loans, net	Level 3	1,602,926	1,617,298	1,632,824	1,646,207
Accrued interest receivable	Level 2	7,913	7,913	8,293	8,293
Interest rate swap agreements	Level 2	3,933	3,933	6,566	6,566

Financial liabilities:
Deposits with no stated maturity	Level 2	1,576,759	1,576,759	1,430,062	1,430,062
Time deposits	Level 2	347,166	349,693	390,407	393,566
Short-term borrowings	Level 2	9,763	9,600	20,022	19,974
Long-term borrowings	Level 2	50,467	51,318	54,608	55,723
Subordinated debt	Level 2	16,534	16,534	16,553	16,680
Accrued interest payable	Level 2	547	547	390	390
Interest rate swap agreements	Level 2	3,933	3,933	6,566	6,566

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

CORONAVIRUS (COVID-19) RESPONSE AND PAYCHECK PROTECTION PROGRAM

The Corporation’s Pandemic Committee has been very active since March 2020, providing frequent communication with employees and clients by telephone, video conference, email and digital tools, while substantially limiting business travel. As of March 31, 2021, branches were fully open with additional health and safety requirements to comply with federal and Pennsylvania health mandates, including, among other things, daily deep cleaning, nonsurgical face mask requirements and strict social distancing measures.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

On December 27, 2020, the President of the United States signed into law the Consolidated Appropriations Act, 2021 (the “CAA”), which both funds the federal government until September 30, 2021 and broadly addresses additional COVID-19 responses and relief.  Among the additional relief measures included are certain extensions to elements of the CARES Act, including extension of temporary relief from troubled debt restructurings established under Section 4013 of the CARES Act to the earlier of a) January 1, 2022, or b) the date that is 60 days after the date on which the national COVID-19 emergency terminates.

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

To work with clients impacted by COVID-19, the Corporation is offering short-term loan modifications on a case-by-case basis to borrowers who were current in their payments at the inception of the loan modification program. Prior to merging with the Corporation on July 1, 2020, Covenant Financial Inc. (“Covenant”) had a similar program in place, and these modified loans have been incorporated into the Corporation’s program. These efforts have been designed to assist borrowers as they deal with the current crisis and help the Corporation mitigate credit risk. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term. Consistent with Section 4013 of the CARES Act, the modified loans have not been reported as past due, nonaccrual  or as TDRs at March 31, 2021. Most of the modifications under the program became effective in March or the second quarter 2020 and provided a deferral of interest or principal and interest for 90-to-180 days. Most of the loans for which deferrals were granted returned to full payment status prior to March 31, 2021, while additional deferrals have been granted on certain loans. At March 31, 2021, there were 25 loans in deferral status subject to CARES Act Section 4013 guidance with a total recorded investment of $26,044,000. A breakdown of these loans along with a summary of their risk ratings, is as follows:

	Deferrals Remaining
	As of March 31, 2021
(Dollars in Thousands)	Number				Purchased
	of		Special		Credit
	Loans	Pass	Mention	Substandard	Impaired	Total
COVID-19-related loan modifications:
Commercial
Accommodation and food services - hotels	5	$9,186	$10,349	$0	$0	$19,535
Lessors of residential buildings and dwellings	3	0	0	55	1,557	1,612
Lessors of nonresidential buildings (except miniwarehouses)	1	0	0	0	1,411	1,411
Transportation and warehousing	4	1,197	0	0	0	1,197
Religious organizations	2	757	0	0	0	757
Real estate rental and leasing - other	1	438	0	0	0	438
Total commercial	16	11,578	10,349	55	2,968	24,950
Residential mortgage	9	619	0	475	0	1,094
Consumer	0	0	0	0	0	0
Total	25	$12,197	$10,349	$530	$2,968	$26,044

For the loans in the table above, the deferral periods as of March 31, 2021 expire in the second or third quarters of 2021. The Corporation will continue to evaluate requests for additional deferrals on a case-by-case basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The recorded investment in Paycheck Protection Program (“PPP”) loans at March 31, 2021 of $137.8 million included a first draw amount of $71.7 million and a second draw amount of $66.1 million with contractual principal balances totaling $73.0 million and $69.0 million, respectively, adjusted by net deferred loan origination fees and a market rate adjustment on PPP loans acquired from Covenant. The recorded investment of $71.7 million in first draw PPP loans at March 31, 2021 decreased $60.6 million from $132.3 million at December 31, 2020, reflecting the impact of loans forgiven and repaid by the SBA. The term of the first draw PPP loans is two years, with repayment from the SBA to occur sooner to the extent the loans are forgiven. Second draw PPP loans have terms of five years, with repayment from the SBA to occur sooner to the extent the loans are forgiven.

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

C&N Bank’s leverage ratio (Tier 1 capital to average assets) at March 31, 2021 of 10.66% is significantly higher than the well-capitalized threshold of 5%, an excess capital amount of $122.3 million. Similarly, the total capital to risk-weighted assets ratio at March 31, 2021 is 16.51%, which exceeds the well-capitalized threshold of 10%, an excess capital amount of $95.6 million.

Additional details regarding the Corporation’s and C&N Bank’s regulatory capital position are provided in the “Stockholders’ Equity and Capital Adequacy” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

EARNINGS OVERVIEW

Net income was $0.55 per diluted share in the first quarter 2021, up $0.12 (27.9%) from $0.43 in the fourth quarter 2020 and up $0.25 (83.3%) from $0.30 in the first quarter 2020. As described below, earnings of $0.55 per share for the first quarter 2021 were 7.8% higher than fourth quarter 2020 non-U.S. GAAP earnings per share of $0.51 as adjusted to exclude the impact of merger-related expenses, loss on prepayment of borrowings and net gains on available-for-sale debt securities. First quarter 2021 earnings per share were 77.4% higher than first quarter 2020 non-U.S. GAAP earnings per share of $0.31 as adjusted to exclude the impact of merger-related expenses.

The following table provides a reconciliation of the Corporation’s unaudited earnings results under U.S. generally accepted accounting principles (U.S. GAAP) to comparative non-U.S. GAAP results excluding merger-related expenses, loss on prepayment of borrowings and net gains on available-for-sale debt securities. Management believes disclosure of unaudited earnings results for the periods presented, adjusted to exclude the impact of these items, provides useful information to investors for comparative purposes.

RECONCILIATION OF NET INCOME AND

DILUTED EARNINGS PER SHARE TO NON-U.S.

GAAP MEASURE

(Dollars In Thousands, Except Per Share Data) (Unaudited)

	1st Quarter 2021				1st Quarter 2020
	Income			Diluted	Income			Diluted
	Before			Earnings	Before			Earnings
	Income	Income		Per	Income	Income		Per
	Tax	Tax	Net	Common	Tax	Tax	Net	Common
	Provision	Provision	Income	Share	Provision	Provision	Income	Share
Results as Presented Under U.S. GAAP	$10,897	$2,110	$8,787	$0.55	$4,982	$816	$4,166	$0.30
Add: Merger-Related Expenses (1)	0	0	0		141	29	112
Adjusted Earnings (Non-U.S. GAAP)	$10,897	$2,110	$8,787	$0.55	$5,123	$845	$4,278	$0.31

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	4th Quarter 2020
	Income			Diluted
	Before			Earnings
	Income	Income		Per
	Tax	Tax	Net	Common
	Provision	Provision	Income	Share
Results as Presented Under U.S. GAAP	$8,251	$1,481	$6,770	$0.43
Add: Merger-Related Expenses (1)	182	38	144
Add: Loss on Prepayment of Borrowings (1)	1,636	344	1,292
Net Gains on Available-for-Sale Debt Securities (1)	(144)	(30)	(114)
Adjusted Earnings (Non-U.S. GAAP)	$9,925	$1,833	$8,092	$0.51

(1) Income tax has been allocated based on a marginal income tax rate of 21%.

Additional highlights related to the Corporation’s first quarter of 2021 and 2020 unaudited earnings are presented below.

First quarter 2021 net income was $8,787,000. In comparison, first quarter 2020 net income was $4,166,000, and excluding merger-related expenses, adjusted (non-U.S. GAAP) earnings were $4,278,000. Other significant variances were as follows:

●	First quarter 2021 net interest income of $20,083,000 was $5,801,000 higher than the first quarter 2020 total, reflecting the impact of growth mainly attributable to the Covenant acquisition. Average outstanding loans increased $466.1 million, and average total deposits increased $570.9 million. The net interest margin for the first quarter 2021 was 4.00% as compared to 3.83% for the first quarter 2020. The average yield on earning assets of 4.33% for the first quarter 2021 was down 0.22% from the first quarter 2020, while the average rate on interest-bearing liabilities of 0.47% in the first quarter 2021 was 0.54% lower than the comparable first quarter 2020 average rate. Interest and fees on PPP loans totaled $1,988,000 in the first quarter 2021, including fees of $1,645,000 as a significant portion of 1st Draw loans were repaid by the SBA based on forgiveness to the underlying borrowers. Accretion and amortization of purchase accounting adjustments had a net positive impact on net interest income of $952,000 in the first quarter 2021 as compared to a net positive impact of $417,000 in the first quarter 2020.
●	The provision for loan losses was $259,000 in the first quarter 2021 as compared to $1,528,000 in the first quarter 2020. The first quarter 2021 provision included a net charge of $182,000 related to specific loans (increase in specific allowances on loans of $199,000, partially offset by net recoveries of $17,000), an increase of $92,000 in the unallocated portion of the allowance and a credit of $15,000 attributable to decreases in the collectively determined portion of the allowance for loan losses. In the first quarter 2020, the provision included the effects of recording a specific allowance of $1,193,000 on a commercial loan for which a charge-off of $2,219,000 was subsequently recorded in the third quarter 2020.
●	Noninterest income for the first quarter 2021 was up $1,501,000 from the first quarter 2020 total. Significant variances included the following:
o	Net gains from sales of loans of $1,064,000 for the first quarter 2021 were up $749,000 from the total for the first quarter 2020. The increase reflects an increase in volume of mortgage loans sold, due mainly to the impact of historically low interest rates on the housing market and refinancing activity.
o	Other noninterest income totaled $1,472,000, an increase of $411,000 from the first quarter 2020. Income from tax credits of $765,000, an increase of $262,000 compared to the first quarter 2020, was due to higher PA Educational Improvement Tax Credit Program donations. In the first quarter 2021, fee income for providing credit enhancement on sale of mortgage loans increased $100,000 and income from a full-service title agency acquired from Covenant increased $47,000.
o	Loan servicing fees, net, were $248,000 in the first quarter 2021, an increase of $262,000 over the first quarter 2020 total. The fair value of servicing rights increased $75,000 in the first quarter 2021 as compared to a reduction in fair value of $126,000 in the first quarter 2020.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

o	Interchange revenue from debit card transactions totaled $881,000 in the first quarter 2021, an increase of $150,000 over the first quarter 2020 total.
o	Trust revenue of $1,626,000 increased $147,000 reflecting the impact of growth in trust assets under management including the impact of market value appreciation.
o	Service charges on deposit accounts of $1,015,000 in the first quarter 2021 were down $235,000 from the first quarter 2020 amount, as the volume of consumer and business overdraft activity fell.
●	Noninterest expense, excluding merger-related expenses, increased $2,797,000 in the first quarter 2021 over the first quarter 2020 amount. Significant variances included the following:
o	Salaries and employee benefits of $8,895,000 increased $1,517,000, reflecting an increase in personnel due to the Covenant acquisition.
o	Other noninterest expense increased $646,000. Within this category, donations increased $279,000 relating to the PA Educational Improvement Tax Credit Program, FDIC insurance increased $140,000, other operational losses totaling $123,000 increased $83,000, amortization of core deposit intangibles increased $72,000 related to the Covenant acquisition, and the provision for credit losses on mortgage loans sold with credit enhancement increased $60,000.
o	Net occupancy and equipment expense increased $201,000, primarily reflecting an increase due to the Covenant acquisition.
o	Professional fees increased $168,000 related to recruiting services and SBA processing professional fees.
o	Data processing and telecommunications expenses increased $156,000, including the impact of growth related to the Covenant acquisition, increased costs from outsourced support services and other increases in software licensing and maintenance costs.
●	The income tax provision of $2,110,000 for the first quarter 2021 was up $1,294,000 from $816,000 for the first quarter 2020, reflecting higher pre-tax income.

More detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of Management’s Discussion and Analysis.

ACQUISITION OF COVENANT FINANCIAL, INC.

The Corporation’s acquisition of Covenant was completed July 1, 2020. Covenant was the parent company of Covenant Bank, which operated banking offices in Bucks and Chester Counties of Pennsylvania. Pursuant to the transaction, Covenant merged with and into the Corporation and Covenant Bank merged with and into C&N Bank. Total purchase consideration was $63.3 million, including common stock with a fair value of $41.6 million and cash of $21.7 million. The acquisition of Covenant follows the acquisition of Monument Bancorp, Inc. (“Monument”) on April 1, 2019. Monument was the parent company of Monument Bank, with banking and lending offices in Bucks County, Pennsylvania. The total transaction value of the Monument acquisition was $42.7 million.

In connection with the Covenant acquisition, effective July 1, 2020, the Corporation recorded goodwill of $24.1 million and a core deposit intangible asset of $3.1 million. Assets acquired included loans valued at $464.2 million, cash and due from banks of $97.8 million, bank-owned life insurance valued at $11.2 million and securities valued at $10.8 million. Liabilities assumed included deposits valued at $481.8 million, borrowings valued at $64.0 million and subordinated debt valued at $10.1 million. The assets purchased and liabilities assumed in the acquisition were recorded at their preliminary estimated fair values at the time of closing and may be adjusted for up to one year subsequent to the acquisition. There were no adjustments to the fair values of assets acquired and liabilities assumed in the Covenant acquisition in the first quarter 2021.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE I – QUARTERLY FINANCIAL DATA

	For the Three Months Ended :
(Dollars In Thousands, Except Per Share Data)	March 31,	December 31,	September 30,	June 30,	March 31,
(Unaudited)	2021	2020	2020	2020	2020
Interest income	$21,754	$21,859	$21,751	$16,513	$17,037
Interest expense	1,671	2,104	2,469	2,267	2,755
Net interest income	20,083	19,755	19,282	14,246	14,282
Provision (credit) for loan losses	259	620	1,941	(176)	1,528
Net interest income after provision (credit) for loan losses	19,824	19,135	17,341	14,422	12,754
Noninterest income	6,782	6,565	6,970	5,528	5,281
Net gains on securities	0	144	25	0	0
Loss on prepayment of borrowings	0	1,636	0	0	0
Merger-related expenses	0	182	6,402	983	141
Other noninterest expenses	15,709	15,775	14,648	12,274	12,912
Income before income tax provision	10,897	8,251	3,286	6,693	4,982
Income tax provision	2,110	1,481	438	1,255	816
Net income	$8,787	$6,770	$2,848	$5,438	$4,166
Net income attributable to common shares	$8,722	$6,727	$2,830	$5,405	$4,146
Basic earnings per common share	$0.55	$0.43	$0.18	$0.39	$0.30
Diluted earnings per common share	$0.55	$0.43	$0.18	$0.39	$0.30

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

three-month periods ended March 31, 2021 and 2020. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

For the three-month periods, fully taxable equivalent net interest income was $20,356,000 in 2021, which was $5,850,000 (40.3%) higher than in 2020. Interest income was $4,766,000 higher in 2021 as compared to 2020, while interest expense was lower by $1,084,000 in comparing the same periods. The increase in net interest income reflects the impact of growth mainly attributable to the Covenant acquisition. Table IV shows the net effect of changes in volume resulted in an increase in net interest income of $5,801,000, while changes in interest rates had a net positive impact of $49,000. As presented in Table III, the Net Interest Margin was 4.00% in 2021 as compared to 3.83% in 2020, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) increased to 3.86% in 2021 from 3.54% in 2020. The average yield on earning assets of 4.33% was 0.22% lower in 2021 as compared to 2020, while the average rate on interest-bearing liabilities decreased 0.54% between periods.

Income from purchase accounting-related adjustments in the first quarter 2021 had a positive effect on net interest income of $952,000, including an increase in income on loans of $430,000 and net reductions in interest expense on time deposits and borrowed funds totaling $522,000. The positive impact to the first quarter 2021 net interest margin from purchase accounting adjustments was 0.19%. In comparison, the positive impact to the first quarter 2020 net interest margin was $417,000, or 0.11%.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $22,027,000 in 2021, an increase of $4,766,000 (27.6%) from 2020. Interest and fees from loans receivable increased $5,008,000, or 33.3%, in 2021 as compared to 2020. Table IV shows the increase in interest on loans includes $5,917,000 related to an increase in average volume, offset by a decrease of $909,000 attributable to a decrease in average rate. Included in the positive volume variance is interest and fees from PPP loans totaling $1,998,000 in the first quarter 2021 with no corresponding amount in the first quarter 2020.

Average outstanding loans receivable increased $466,101,000 (39.9%) to $1,634,586,000 in 2021 from $1,168,485,000 in 2020. The increase in loans outstanding is due largely to the Covenant acquisition and the significant growth of PPP loans over the course of 2020 and the first quarter 2021. The average balance of PPP loans totaled $138,564,000 in the first quarter 2021.

The average yield on loans in the first quarter 2021 was 4.97%, down from 5.18% in the first quarter 2020, as rates on variable rate loans and rates on recent new loan originations have decreased due to decreases in market interest rates throughout most of 2020. Further, yields on loans acquired from Covenant reflect market yields at the acquisition date (July 1, 2020), which were lower than the Corporation’s average portfolio yield before the transaction. The average yield on loans in the first quarter 2021 was also affected by the comparatively low average yield on 2nd Draw PPP loans with a total average balance of $34,197,000 and a yield of 2.21%. The yield on 1st Draw PPP loans of 7.04% helped to bolster the average yield on loans in the first quarter 2021 as previously deferred fees were recognized in income upon the SBA’s repayment of loans based on forgiveness of the underlying borrowers.

Interest income from available-for-sale debt securities decreased $219,000 (10.3%) in 2021 from 2020. Total average available-for-sale debt securities (at amortized cost) in 2021 increased slightly to $335,265,000 from $335,007,000 in 2020. The average balance of tax-exempt securities increased $47,682,000, while the average balance of mortgage-backed securities and other taxable securities decreased $47,424,000. The average yield on available-for-sale debt securities was 2.32% for 2021, down from 2.56% in 2020.  The reduction in yield on available-for-sale securities is a result of faster amortization on mortgage-backed securities and purchases of lower yielding securities at recent market rates.

Income from interest-bearing due from banks totaled $50,000 in 2021, a decrease of $31,000 (38.3%) from $81,000 in 2020. The average yield on interest-bearing due from banks dropped to 0.22% in 2021 from 1.68% in 2020, consistent with the decrease in market rates. The average balance increased $73,218,000 as increases in deposits and funds from loan repayments outpaced uses of funds for purchases of securities and repayments of borrowings.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

For the three-month periods, interest expense decreased $1,084,000 to $1,671,000 in 2021 from $2,755,000 in 2020. Interest expense on deposits decreased $877,000, as the average rate on interest-bearing deposits decreased to 0.38% in 2021 from 0.89% in 2020. The decrease in average rates on deposits includes decreases of 0.91% on time deposits, 0.22% on money market accounts, 0.18% on interest checking accounts and 0.05% on saving accounts.

Average total deposits increased $570,867,000, including the impact of deposits assumed in the Covenant acquisition, PPP-related activity and funding from other government stimulus programs.

Interest expense on total borrowed funds decreased $207,000 in 2021 as compared to 2020. The average balance of total borrowed funds decreased to $83,755,000 in the first quarter 2021 from $115,447,000 in the first quarter 2020, while the average rate on borrowed funds decreased to 1.90% in the first quarter 2021 from 2.09% in the first quarter 2020. The decrease in average balance and rate on borrowed funds includes the impact of the prepayment of higher cost borrowings of $48.0 million completed in December 2020.

Interest expense on short-term borrowings decreased $183,000 to $15,000 in 2021 from $198,000 in 2020. The average balance of short-term borrowings decreased to $14,365,000 in 2021 from $44,882,000 in 2020. The average rate on short-term borrowings decreased to 0.42% in 2021 from 1.77% in 2020, reflecting the impact of lower short-term market rates in 2021.

Interest expense on long-term borrowings (FHLB advances) decreased $161,000 to $134,000 in 2021 from $295,000 in 2020. The average balance of long-term borrowings was $52,847,000 in 2021, down from an average balance of $64,065,000 in 2020. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations. The average rate on long-term borrowings was 1.03% in 2021 compared to 1.85% in 2020.

Interest expense on subordinated debt increased $137,000 to $244,000 in 2021 from $107,000 in 2020. The average balance of subordinated debt increased to $16,543,000 in 2021 from $6,500,000 in 2020 as a result of subordinated debt agreements assumed in the Covenant transaction. The average rate incurred on subordinated debt was 5.98% in 2021, down from 6.62% in 2020.

More information regarding the terms of borrowed funds and subordinated debt is provided in Note 9 to the unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended
	March 31,		Increase/
(In Thousands)	2021	2020	(Decrease)
INTEREST INCOME
Interest-bearing due from banks	$50	$81	$(31)
Available-for-sale debt securities:
Taxable	1,113	1,588	(475)
Tax-exempt	801	545	256
Total available-for-sale debt securities	1,914	2,133	(219)
Loans receivable:
Taxable	17,493	14,461	3,032
Paycheck Protection Program - 1st Draw	1,812	0	1,812
Paycheck Protection Program - 2nd Draw	186	0	186
Tax-exempt	553	575	(22)
Total loans receivable	20,044	15,036	5,008
Other earning assets	19	11	8
Total Interest Income	22,027	17,261	4,766

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	221	243	(22)
Money market	306	263	43
Savings	55	64	(9)
Time deposits	696	1,585	(889)
Total interest-bearing deposits	1,278	2,155	(877)
Borrowed funds:
Short-term	15	198	(183)
Long-term	134	295	(161)
Subordinated debt	244	107	137
Total borrowed funds	393	600	(207)
Total Interest Expense	1,671	2,755	(1,084)

Net Interest Income	$20,356	$14,506	$5,850

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table III - Analysis of Average Daily Balances and Rates

(Dollars in Thousands)	Three Months		Three Months
	Ended	Rate of	Ended	Rate of
	3/31/2021	Return/	3/31/2020	Return/
	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Interest-bearing due from banks	$92,619	0.22%	$19,401	1.68%
Available-for-sale debt securities,
at amortized cost:
Taxable	217,733	2.07%	265,157	2.41%
Tax-exempt	117,532	2.76%	69,850	3.14%
Total available-for-sale debt securities	335,265	2.32%	335,007	2.56%
Loans receivable:
Taxable	1,428,721	4.97%	1,108,118	5.25%
Paycheck Protection Program - 1st Draw	104,367	7.04%	0	0.00%
Paycheck Protection Program - 2nd Draw	34,197	2.21%	0	0.00%
Tax-exempt	67,301	3.33%	60,367	3.83%
Total loans receivable	1,634,586	4.97%	1,168,485	5.18%
Other earning assets	2,851	2.70%	1,460	3.03%
Total Earning Assets	2,065,321	4.33%	1,524,353	4.55%
Cash	23,796		18,042
Unrealized gain on securities	12,890		8,176
Allowance for loan losses	(11,739)		(10,015)
Bank-owned life insurance	30,154		18,677
Bank premises and equipment	21,348		17,732
Intangible Assets	56,288		29,607
Other assets	44,628		30,593
Total Assets	$2,242,686		$1,637,165

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$355,993	0.25%	$227,069	0.43%
Money market	406,841	0.31%	200,691	0.53%
Savings	213,437	0.10%	168,971	0.15%
Time deposits	370,555	0.76%	381,621	1.67%
Total interest-bearing deposits	1,346,826	0.38%	978,352	0.89%
Borrowed funds:
Short-term	14,365	0.42%	44,882	1.77%
Long-term	52,847	1.03%	64,065	1.85%
Subordinated debt	16,543	5.98%	6,500	6.62%
Total borrowed funds	83,755	1.90%	115,447	2.09%
Total Interest-bearing Liabilities	1,430,581	0.47%	1,093,799	1.01%
Demand deposits	484,286		281,893
Other liabilities	27,930		14,071
Total Liabilities	1,942,797		1,389,763
Stockholders' equity, excluding
other comprehensive income/loss	289,591		240,718
Accumulated other comprehensive income	10,298		6,684
Total Stockholders' Equity	299,889		247,402
Total Liabilities and Stockholders' Equity	$2,242,686		$1,637,165
Interest Rate Spread		3.86%		3.54%
Net Interest Income/Earning Assets		4.00%		3.83%

Total Deposits (Interest-bearing
and Demand)	$1,831,112		$1,260,245
(1)	Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(3)	Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	Three Months Ended 3/31/21 vs. 3/31/20
	Change in	Change in	Total
	Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks	$89	$(120)	$(31)
Available-for-sale debt securities:
Taxable	(267)	(208)	(475)
Tax-exempt	327	(71)	256
Total available-for-sale debt securities	60	(279)	(219)
Loans receivable:
Taxable	3,860	(828)	3,032
Paycheck Protection Program - 1st Draw	1,812	0	1,812
Paycheck Protection Program - 2nd Draw	186	0	186
Tax-exempt	59	(81)	(22)
Total loans receivable	5,917	(909)	5,008
Other earning assets	9	(1)	8
Total Interest Income	6,075	(1,309)	4,766

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	103	(125)	(22)
Money market	186	(143)	43
Savings	14	(23)	(9)
Time deposits	(45)	(844)	(889)
Total interest-bearing deposits	258	(1,135)	(877)
Borrowed funds:
Short-term	(87)	(96)	(183)
Long-term	(45)	(116)	(161)
Subordinated debt	148	(11)	137
Total borrowed funds	16	(223)	(207)
Total Interest Expense	274	(1,358)	(1,084)

Net Interest Income	$5,801	$49	$5,850
(1)	Changes in income on tax-exempt securities and loans are presented on a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST INCOME

TABLE V – COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)	Three Months Ended
	March 31,		$	%
	2021	2020	Change	Change
Trust revenue	$1,626	$1,479	$147	9.9%
Brokerage and insurance revenue	326	355	(29)	(8.2)%
Service charges on deposit accounts	1,015	1,250	(235)	(18.8)%
Interchange revenue from debit card transactions	881	731	150	20.5%
Net gains from sales of loans	1,064	315	749	237.8%
Loan servicing fees, net	248	(14)	262	N/M
Increase in cash surrender value of life insurance	150	104	46	44.2%
Other noninterest income	1,472	1,061	411	38.7%
Total noninterest income	$6,782	$5,281	$1,501	28.4%

N/M = Not Meaningful

Total noninterest income, in the first quarter 2021 increased $1,501,000 (28.4%) from the first quarter 2020 total. Changes of significance are discussed in the Earnings Overview section of Management’s Discussion and Analysis.

NONINTEREST EXPENSE

TABLE VI - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)	Three Months Ended
	March 31,		$	%
	2021	2020	Change	Change
Salaries and employee benefits	$8,895	$7,378	$1,517	20.6%
Net occupancy and equipment expense	1,304	1,103	201	18.2%
Data processing and telecommunications expense	1,380	1,224	156	12.7%
Automated teller machine and interchange expense	337	297	40	13.5%
Pennsylvania shares tax	491	422	69	16.4%
Professional fees	547	379	168	44.3%
Other noninterest expense	2,755	2,109	646	30.6%
Total noninterest expense, excluding merger-related expenses	15,709	12,912	2,797	21.7%
Merger-related expenses	0	141	(141)	(100.0)%
Total noninterest expense	$15,709	$13,053	$2,656	20.3%

Total noninterest expenses in the first quarter 2021 increased $2,656,000 (20.3%) from the first quarter 2020 total. Changes of significance are discussed in the Earnings Overview section of Management’s Discussion and Analysis.

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The income tax provision for the first three months of 2021 was $2,110,000, which was $1,294,000 higher than the provision for the first three months of 2020 of $816,000. The effective tax rate (tax provision as a percentage of pre-tax income) was 19.4% in the first three months of 2021 compared to 16.4% in the first three months of 2020. The Corporation’s effective tax rates differ from the statutory rate of 21% in the first three months of 2021 and 2020 principally because of the effects of tax-exempt interest income, state income taxes and other permanent differences. The higher effective tax rate in the first three months of 2021 as compared to 2020 resulted mainly from an increase in state income taxes and a reduction in the proportion of tax-exempt interest income to total pre-tax income.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The net deferred tax asset at March 31, 2021 and December 31, 2020 represents the following temporary difference components:

	March 31,	December 31,
(In Thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$2,305	$2,154
Purchase accounting adjustments on loans	1,854	1,930
Net operating loss carryforward	866	896
Operating leases liability	702	724
Other deferred tax assets	2,611	3,089
Total deferred tax assets	8,338	8,793

Deferred tax liabilities:
Unrealized holding gains on securities	1,819	3,104
Defined benefit plans - ASC 835	30	32
Bank premises and equipment	1,140	1,216
Core deposit intangibles	811	840
Right-of-use assets from operating leases	702	724
Other deferred tax liabilities	306	172
Total deferred tax liabilities	4,808	6,088
Deferred tax asset, net	$3,530	$2,705

In connection with the Covenant merger, the Corporation received a net operating loss (“NOL”) available to be carried forward against federal taxable income of $4.6 million. Availability of the NOL does not expire; however, the amount that may be offset against taxable income is limited to approximately $563,000 per year and further limited annually to no more than 80% of taxable income without regard to the NOL. At December 31, 2020, the unused amount of the NOL was $4.3 million.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income.

Management believes the recorded net deferred tax asset at March 31, 2021 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Income section of Management’s Discussion and Analysis. Other significant balance sheet items, including securities, the allowance for loan losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding letters of credit at March 31, 2021, and management does not expect the amount of purchases of bank premises and equipment to have a material, detrimental effect on the Corporation’s financial condition in 2021.

At March 31, 2021, gross loans outstanding totaled $1,614,587,000, an increase of $447.1 million (38.3%) from March 31, 2020. A significant portion of the Corporation’s loan growth was attributable to the Covenant acquisition and to origination of PPP loans to businesses throughout the Corporation’s market areas. At March 31, 2021, commercial loans represented approximately 62% of the portfolio while residential mortgage loans totaled 37% of the portfolio.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

While the Corporation’s lending activities are primarily concentrated in its market areas, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial,” “Commercial loans secured by real estate”, “Political subdivisions” and “Other commercial” classes in the loan tables presented in this Form 10-Q. Total participation loans outstanding amounted to $60,457,000 at March 31, 2021, down from $65,741,000 at December 31, 2020. At March 31, 2021, the balance of participation loans outstanding includes a total of $35,889,000 to businesses located outside of the Corporation’s market areas. Also, included within participation loans are “leveraged loans,” meaning loans to businesses with minimal tangible book equity and for which the extent of collateral available is limited, though typically at the time of origination the businesses have demonstrated strong cash flow performance in their recent histories. Leveraged participation loans totaled $8,378,000 at March 31, 2021 and $8,437,000 at December 31, 2020.

Since 2009, the Corporation has originated and sold residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Xtra program consist primarily of conforming, prime loans sold to the Federal National Mortgage Association (Fannie Mae), a quasi-government entity. In 2014, the Corporation began to originate and sell residential mortgage loans to the secondary market through the MPF Original program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Original program consist primarily of conforming, prime loans sold to the Federal Home Loan Bank of Pittsburgh. In late 2019, the Corporation began to originate and sell larger-balance, nonconforming mortgages under the MPF Direct Program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The Corporation does not retain servicing rights for loans sold under the MPF Direct Program. Through March 31, 2021, the Corporation’s activity under the MPF Direct Program has been minimal.

For loan sales originated under the MPF programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At March 31, 2021, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,698,000, and the corresponding total outstanding balance of repurchased loans at December 31, 2020 was $1,714,000.

At March 31, 2021, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $295,504,000, including loans sold through the MPF Xtra program of $154,553,000 and loans sold through the Original program of $140,951,000. At December 31, 2020, outstanding balances of loans sold and serviced through the two programs totaled $278,857,000, including loans sold through the MPF Xtra program of $149,463,000 and loans sold through the Original Program of $129,394,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of March 31, 2021 and December 31, 2020.

For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. At March 31, 2021, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $7,217,000, and the Corporation has recorded a related allowance for credit losses in the amount of $530,000 which is included in accrued interest and other liabilities in the accompanying consolidated balance sheets. At December 31, 2020, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $6,766,000, and the related allowance for credit losses was $500,000. Income related to providing the credit enhancement (included in other noninterest income in the consolidated statements of income) totaled $115,000 for the three months ended March 31, 2021 and $15,000 for the three months ended March 31, 2020. A provision for losses related to the credit enhancement obligation (included in other noninterest expense in the consolidated statements of income) of $30,000 was recorded in the three months ended March 31, 2021 with a credit for losses of $30,000 in the three months ended March 31, 2020. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation is a participating SBA lender. Under the terms of its arrangements with the SBA, the Corporation may originate loans to commercial borrowers, with full-or-partial guarantees by the SBA, subject to the SBA’s underwriting and documentation requirements. Covenant had also been a participating SBA lender. Pursuant to the Covenant acquisition, the Corporation acquired loans with partial SBA guarantees, or in some cases, loans where the SBA-guaranteed portion of the loans had been sold back to the SBA subject to ongoing compliance with SBA underwriting and documentation requirements. As part of its due diligence, the Corporation reviewed all the loans originated through the various SBA loan programs acquired from Covenant as of July 1, 2020 and recorded an allowance for SBA claim adjustments of $800,000. Determination of the allowance was subjective in nature and was based on the Corporation’s assessment of the credit quality of the loans and the quality of the documentation supporting compliance with SBA requirements. The Corporation’s total exposure related to SBA guarantees on loans originated by Covenant was $15,210,000 at March 31, 2021 and $17,041,000 at December 31, 2020 with an allowance for SBA claim adjustments (included in accrued interest and other liabilities in the consolidated balance sheets) of $730,000 at March 31, 2021 and December 31, 2020.

TABLE VII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	March 31,	December 31,
	2021	2020	2019	2018	2017	2016
Commercial:
Commercial loans secured by real estate	$524,886	$531,810	$301,227	$162,611	$159,266	$150,468
Commercial and industrial	155,828	159,577	126,374	91,856	88,276	83,854
Paycheck Protection Program - 1st Draw	71,708	132,269	0	0	0	0
Paycheck Protection Program - 2nd Draw	66,127	0	0	0	0	0
Political subdivisions	49,860	53,221	53,570	53,263	59,287	38,068
Commercial construction and land	45,307	42,874	33,555	11,962	14,527	14,287
Loans secured by farmland	10,897	11,736	12,251	7,146	7,255	7,294
Multi-family (5 or more) residential	54,049	55,811	31,070	7,180	7,713	7,896
Agricultural loans	2,460	3,164	4,319	5,659	6,178	3,998
Other commercial loans	16,315	17,289	16,535	13,950	10,986	11,475
Total commercial	997,437	1,007,751	578,901	353,627	353,488	317,340
Residential mortgage:
Residential mortgage loans - first liens	518,392	532,947	510,641	372,339	$359,987	334,102
Residential mortgage loans - junior liens	25,402	27,311	27,503	25,450	25,325	23,706
Home equity lines of credit	39,083	39,301	33,638	34,319	35,758	38,057
1-4 Family residential construction	18,376	20,613	14,798	24,698	26,216	24,908
Total residential mortgage	601,253	620,172	586,580	456,806	447,286	420,773
Consumer	15,897	16,286	16,741	17,130	14,939	13,722
Total	1,614,587	1,644,209	1,182,222	827,563	815,713	751,835
Less: allowance for loan losses	(11,661)	(11,385)	(9,836)	(9,309)	(8,856)	(8,473)
Loans, net	$1,602,926	$1,632,824	$1,172,386	$818,254	$806,857	$743,362

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

The allowance for loan losses was $11,661,000 at March 31, 2021, up from $11,385,000 at December 31, 2020. Table IX shows total specific allowances on impaired loans increased $199,000 to $1,124,000 at March 31, 2021 from $925,000 at December 31, 2020. This net increase included the impact of  recording a specific allowance of $208,000 on a commercial loan with an outstanding principal balance of $1,283,000 in the first quarter of 2021.

Loans acquired from Covenant that were identified as having a deterioration in credit quality (purchased credit impaired, or PCI), were valued at $6,648,000 at July 1, 2020 and $6,479,000 at March 31, 2021.  The remainder of the portfolio was deemed to be the performing component of the portfolio.  Performing loans acquired from Covenant are presented net of a discount for credit losses of $4,664,000 at March 31, 2021 and $5,362,000 at December 31, 2020. This discount reflects an estimate of the present value of credit losses based on market expectations at the date of acquisition of $7,219,000, subsequently reduced as accretion has been recognized based on estimated and actual principal pay-downs.

Loans acquired from Monument that were identified as PCI were valued at $441,000 at April 1, 2019 and $304,000 at March 31, 2021.  The remainder of the portfolio was deemed to be the performing component of the portfolio.  Performing loans acquired from Monument are presented net of a discount for credit losses of $518,000 at March 31, 2021 and $617,000 at December 31, 2020. This discount reflects an estimate of the present value of credit losses based on market expectations at the date of acquisition of $1,914,000, subsequently reduced as accretion has been recognized based on estimated and actual principal pay-downs.

Table X shows the allowance for loan losses totaled 0.72% of gross loans outstanding at March 31, 2021, up from 0.69% at December 31, 2020 and down from levels in excess of 1.00% from 2016 to 2018. Table X also shows that the total of the allowance and the credit adjustment on purchased non-impaired loans, as a percentage of total loans plus the credit adjustment, was 1.04% at March 31, 2021, in line with ratios from the previous years.

The provision (credit) for loan losses by segment in the three-month periods ended March 31, 2021 and 2020 are as follows:

	Three Months Ended
	March 31,	March 31,
(In Thousands)	2021	2020
Commercial	$242	$1,318
Residential mortgage	(55)	198
Consumer	(20)	12
Unallocated	92	0
Total	$259	$1,528

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The (credit) provision for loan losses is further detailed as follows:

Commercial segment	Three Months Ended
	March 31,	March 31,
(In Thousands)	2021	2020
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$193	$1,175
Increase (decrease) in collectively determined portion of the allowance attributable to:
Changes in loan volume	142	7
Changes in historical loss experience factors	(49)	(21)
Changes in qualitative factors	(44)	157
Total provision for loan losses - Commercial segment	$242	$1,318

Residential mortgage segment	Three Months Ended
	March 31,	March 31,
(In Thousands)	2021	2020
(Decrease) increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$(10)	$15
(Decrease) increase in collectively determined portion of the allowance attributable to:
Changes in loan volume	(7)	(14)
Changes in historical loss experience factors	(38)	(40)
Changes in qualitative factors	0	237
Total (credit) provision for loan losses - Residential mortgage segment	$(55)	$198

Consumer segment	Three Months Ended
	March 31,	March 31,
(In Thousands)	2021	2020
(Decrease) increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$(1)	$20
(Decrease) increase in collectively determined portion of the allowance attributable to:
Changes in loan volume	(10)	(10)
Changes in historical loss experience factors	(10)	(6)
Changes in qualitative factors	1	8
Total (credit) provision for loan losses - Consumer segment	$(20)	$12

Total - All segments	Three Months Ended
	March 31,	March 31,
(In Thousands)	2021	2020
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$182	$1,210
Increase (decrease) in collectively determined portion of the allowance attributable to:
Changes in loan volume	125	(17)
Changes in historical loss experience factors	(97)	(67)
Changes in qualitative factors	(43)	402
Sub-total	167	1,528
Unallocated	92	0
Total provision for loan losses - All segments	$259	$1,528

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

In the tables immediately above, the portion of the net change in the collectively determined allowance attributable to loan growth was determined by applying the historical loss experience and qualitative factors used in the allowance calculation at the end of the preceding

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

period to the net increase or reduction in loans outstanding (excluding purchased loans and loans specifically evaluated for impairment) for the period.

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

In the three months ended March 31, 2021, net recoveries were $17,000, including recoveries of $28,000 and charge-offs of $11,000. Table X shows the average rate of net charge-offs as a percentage of loans was 0.00% in the three months ended March 31, 2021, and annual average rates ranging from a high of 0.16% in 2020 to a low of 0.02% in 2018.

Table X presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Total nonperforming loans as a percentage of outstanding loans was 1.45% at March 31, 2021, up from 1.42% at December 31, 2020, and nonperforming assets as a percentage of total assets was 1.07% at March 31, 2021, down from 1.10% at December 31, 2020. Table X presents data at the end of each of the years ended December 31, 2016 through 2020. Table X shows that total nonperforming loans as a percentage of loans of 1.45% at March 31, 2021, though up from December 31, 2020 and 2019, was lower than the corresponding year-end ratio from 2016 through 2018. Similarly, the March 31, 2021 ratio of total nonperforming assets as a percentage of assets of 1.07% was lower than the corresponding ratio from 2016 through 2018.

Total impaired loans of $18,158,000 at March 31, 2021 are up $340,000 from the corresponding amount at December 31, 2020 of $17,818,000. Purchased credit impaired loans, primarily acquired from Covenant, were included in impaired loans and had carrying values totaling $6,781,000 at March 31, 2021 and $6,841,000 at December 31, 2020. Table X shows that the total balance of impaired loans at March 31, 2021 was higher than the year-end amounts over the period 2016-2020, which ranged from a low of $5,486,000 in 2019 to the high of $17,818,000 at December 31, 2020. Similarly, total nonperforming assets of $24,873,000 at March 31, 2021 and $24,729,000 at December 31, 2020 were up from the prior periods mainly due to the inclusion of purchased credit impaired loans from the Covenant acquisition.

As reflected in Table X, total loans past due 30-89 days and still accruing interest amounted to $6,777,000 at March 31, 2021, up from $5,918,000 at December 31, 2020. This variance includes the effect of fluctuations in 30-89 day past due residential mortgage loans, which totaled $5,779,000 at March 31, 2021, up from $5,084,000 at December 31, 2020. Management monitors the status of delinquent residential mortgage loans on an ongoing basis and has considered delinquency trends, which were generally favorable through the first quarter 2021, in evaluating the allowance for loan losses at March 31, 2021.

Over the period 2016-2020 and the first three months of 2021, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of March 31, 2021. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Tables VIII through X present historical data related to loans and the allowance for loan losses.

TABLE VIII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)	Three Months Ended
	March 31,	March 31,	Years Ended December 31,
	2021	2020	2020	2019	2018	2017	2016
Balance, beginning of year	$11,385	$9,836	$9,836	$9,309	$8,856	$8,473	$7,889
Charge-offs:
Commercial	0	(17)	(2,343)	(6)	(165)	(132)	(597)
Residential mortgage	0	0	0	(190)	(158)	(197)	(73)
Consumer	(11)	(31)	(122)	(183)	(174)	(150)	(87)
Total charge-offs	(11)	(48)	(2,465)	(379)	(497)	(479)	(757)
Recoveries:
Commercial	14	0	16	6	317	4	35
Residential mortgage	2	3	44	12	8	19	3
Consumer	12	11	41	39	41	38	82
Total recoveries	28	14	101	57	366	61	120
Net recoveries (charge-offs)	17	(34)	(2,364)	(322)	(131)	(418)	(637)
Provision for loan losses	259	1,528	3,913	849	584	801	1,221
Balance, end of period	$11,661	$11,330	$11,385	$9,836	$9,309	$8,856	$8,473
Net charge-offs as a % of average loans	0.00%	0.00%	0.16%	0.03%	0.02%	0.05%	0.09%

TABLE IX - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	March 31,	As of December 31,
	2021	2020	2019	2018	2017	2016
ASC 310 - Impaired loans	$1,124	$925	$1,051	$1,605	$1,279	$674
ASC 450 - Collective segments:
Commercial	5,594	5,545	3,913	3,102	3,078	3,373
Residential mortgage	4,046	4,091	4,006	3,870	3,841	3,890
Consumer	220	239	281	233	159	138
Unallocated	677	585	585	499	499	398
Total Allowance	$11,661	$11,385	$9,836	$9,309	$8,856	$8,473

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE X - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(Dollars In Thousands)	March 31,	As of December 31,
	2021	2020	2019	2018	2017	2016
Impaired loans with a valuation allowance	$9,354	$8,082	$3,375	$4,851	$4,100	$3,372
Impaired loans without a valuation allowance	2,023	2,895	1,670	4,923	5,411	7,488
Purchased credit impaired loans	6,781	6,841	441	0	0	0
Total impaired loans	$18,158	$17,818	$5,486	$9,774	$9,511	$10,860
Total loans past due 30-89 days and still accruing	$6,777	$5,918	$8,889	$7,142	$9,449	$7,735
Nonperforming assets:
Purchased credit impaired loans	$6,781	$6,841	$441	$0	$0	$0
Other nonaccrual loans	15,335	14,575	8,777	13,113	13,404	8,736
Total nonaccrual loans	22,116	21,416	9,218	13,113	13,404	8,736
Total loans past due 90 days or more and still accruing	1,285	1,975	1,207	2,906	3,724	6,838
Total nonperforming loans	23,401	23,391	10,425	16,019	17,128	15,574
Foreclosed assets held for sale (real estate)	1,472	1,338	2,886	1,703	1,598	2,180
Total nonperforming assets	$24,873	$24,729	$13,311	$17,722	$18,726	$17,754
Loans subject to troubled debt restructurings (TDRs):
Performing	$302	$166	$889	$655	$636	$5,803
Nonperforming	6,883	7,285	1,737	2,884	3,027	2,874
Total TDRs	$7,185	$7,451	$2,626	$3,539	$3,663	$8,677

Total nonperforming loans as a % of loans	1.45%	1.42%	0.88%	1.94%	2.10%	2.07%
Total nonperforming assets as a % of assets	1.07%	1.10%	0.80%	1.37%	1.47%	1.43%
Allowance for loan losses as a % of total loans	0.72%	0.69%	0.83%	1.12%	1.09%	1.13%
Credit adjustment on purchased non-impaired loans and allowance for loan losses as a % of total loans and the credit adjustment (a)	1.04%	1.05%	0.93%	1.12%	1.09%	1.13%
Allowance for loan losses as a % of nonperforming loans	49.83%	48.67%	94.35%	58.11%	51.70%	54.40%
(a) Credit adjustment on purchased non-impaired loans at end of period	$5,182	$5,979	$1,216	$0	$0	$0
Allowance for loan losses	11,661	11,385	9,836	9,309	8,856	8,473
Total credit adjustment on purchased non-impaired loans at end of period and allowance for loan losses (1)	$16,843	$17,364	$11,052	$9,309	$8,856	$8,473
Total loans receivable	$1,614,587	$1,644,209	$1,182,222	$827,563	$815,713	$751,835
Credit adjustment on purchased non-impaired loans at end of period	5,182	5,979	1,216	0	0	0
Total (2)	$1,619,769	$1,650,188	$1,183,438	$827,563	$815,713	$751,835
Credit adjustment on purchased non-impaired loans and allowance for loan losses as a % of total loans and the credit adjustment (1)/(2)	1.04%	1.05%	0.93%	1.12%	1.09%	1.13%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At March 31, 2021, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $176,856,000. The Corporation’s cash position at March 31, 2021 was elevated, as in the first quarter 2021 growth in deposits and funds received from repayment of loans have outpaced purchases of securities, repayments of borrowings and other uses of cash.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale debt securities with a carrying value of $14,992,000 at March 31, 2021.

The Corporation’s outstanding, available, and total credit facilities at March 31, 2021 and December 31, 2020 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020	2021	2020
Federal Home Loan Bank of Pittsburgh	$58,199	$72,222	$703,562	$698,977	$761,761	$771,199
Federal Reserve Bank Discount Window	0	0	14,522	14,654	14,522	14,654
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$58,199	$72,222	$763,084	$758,631	$821,283	$830,853

At March 31, 2021, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of short-term borrowings of $8,000,000, long-term borrowings of $49,799,000 and a letter of credit of $400,000. At December 31, 2020, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of short-term borrowings of $18,000,000, long-term borrowings of $53,822,000 and a $400,000 letter of credit. Additional information regarding borrowed funds is included in Note 9 to the unaudited consolidated financial statements.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations or use repurchase agreements placed with brokers to borrow funds secured by investment assets. At March 31, 2021, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $151,044,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term funding obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

In August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at March 31, 2021; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Details concerning capital ratios at March 31, 2021 and December 31, 2020 are presented below. Management believes, as of March 31, 2021, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at March 31, 2021 and December 31, 2020 exceed the Corporation’s Board policy threshold levels.

(Dollars in Thousands)							Minimum To Be
					Minimum To Maintain		Well
			Minimum		Capital Conservation		Capitalized Under		Minimum To Meet
			Capital		Buffer at Reporting		Prompt Corrective		the Corporation's
	Actual		Requirement		Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021:
Total capital to risk-weighted assets:
Consolidated	$265,515	18.03%	N/A	N/A	N/A	N/A	N/A	N/A	$154,644	≥10.5%
C&N Bank	242,477	16.51%	117,482	≥8%	154,194	≥10.5%	146,852	≥10%	154,194	≥10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	236,790	16.08%	N/A	N/A	N/A	N/A	N/A	N/A	125,188	≥8.5%
C&N Bank	230,286	15.68%	88,111	≥6%	124,824	≥8.5%	117,482	≥8%	124,824	≥8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	236,790	16.08%	N/A	N/A	N/A	N/A	N/A	N/A	103,096	≥7%
C&N Bank	230,286	15.68%	66,083	≥4.5%	102,796	≥7.0%	95,454	≥6.5%	102,796	≥7%
Tier 1 capital to average assets:
Consolidated	236,790	10.88%	N/A	N/A	N/A	N/A	N/A	N/A	174,138	≥8%
C&N Bank	230,286	10.66%	86,406	≥4%	N/A	N/A	108,008	≥5%	172,813	≥8%

December 31, 2020:
Total capital to risk-weighted assets:
Consolidated	$260,015	17.49%	N/A	N/A	N/A	N/A	N/A	N/A	$156,113	≥10.5%
C&N Bank	236,943	15.98%	118,602	≥8%	155,665	≥10.5%	148,252	≥10%	155,665	≥10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	231,577	15.58%	N/A	N/A	N/A	N/A	N/A	N/A	126,377	≥8.5%
C&N Bank	225,058	15.18%	88,951	≥6%	126,015	≥8.5%	118,602	≥8%	126,015	≥8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	231,577	15.58%	N/A	N/A	N/A	N/A	N/A	N/A	104,075	≥7%
C&N Bank	225,058	15.18%	66,714	≥4.5%	103,777	≥7.0%	96,364	≥6.5%	103,777	≥7%
Tier 1 capital to average assets:
Consolidated	231,577	10.34%	N/A	N/A	N/A	N/A	N/A	N/A	179,206	≥8%
C&N Bank	225,058	10.12%	88,959	≥4%	N/A	N/A	111,199	≥5%	177,919	≥8%

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

To avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At March 31, 2021, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

At March 31, 2021, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 8.51%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income within stockholders’ equity. The balance in Accumulated Other Comprehensive Income related to unrealized gains (losses) on available-for-sale debt securities, net of deferred income tax, amounted to $6,847,000 at March 31, 2021 and $11,676,000 at December 31, 2020. Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity.  If available-for-sale debt securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced.  Note 6 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale debt securities for other-than-temporary impairment at March 31, 2021.

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

The Covenant Financial, Inc. acquisition was completed July 1, 2020, and during the nine months ended March 31, 2021 the Corporation began the process of integrating processes and internal control over financial reporting for the former Covenant locations into those of the Corporation. Though significant progress has been made, at March 31, 2021, the Corporation’s management had not yet completed changes to processes, information technology systems and other components of internal control over financial reporting as part of integration activities.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

The Corporation and C&N Bank are involved in various legal proceedings incidental to their business. Management believes the aggregate liability, if any, resulting from such pending and threatened legal proceedings will not have a material, adverse effect on the Corporation’s financial condition or results of operations.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed March 5, 2021.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Effective February 18, 2021, the Corporation amended its existing treasury stock repurchase program. Under the amended program, the Corporation is authorized to repurchase up to 1,000,000 shares of the Corporation’s common stock, or 6.25% of the Corporation’s issued and outstanding shares at February 18, 2021. To date, no shares have been repurchased under the repurchase program originally approved in 2016 and modified in 2021. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases under the new program may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions.

Consistent with the previously approved program, the Board of Directors' February 18, 2021 approval provides that: (1) the treasury stock repurchase program, as amended to increase the repurchase authorization to 1,000,000 shares, shall be effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Company's Dividend Reinvestment and Stock Purchase Plan and its equity compensation program.

The following table sets forth a summary of the purchases by the Corporation of its common stock during the first quarter 2021.

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet
			Publicly	be Purchased
	Total Number	Average	Announced	Under
	of Shares	Price Paid	Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
January 1 - 31, 2021	0	$0	0	600,000
February 1 - 17, 2021	0	$0	0	600,000
February 18 - 28, 2021	0	$0	0	1,000,000
March 1 - 31, 2021	0	$0	0	1,000,000

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

CITIZENS & NORTHERN CORPORATION

May 7, 2021	By: /s/ J. Bradley Scovill
Date	President and Chief Executive Officer

May 7, 2021	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer