Form 10-Q
period 2021-09-30
CITIZENS & NORTHERN CORP
filed 2021-11-08
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	15,751,005 Shares Outstanding on November 3, 2021

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data) (Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks:
Noninterest-bearing	$26,589	$24,780
Interest-bearing	172,406	77,077
Total cash and due from banks	198,995	101,857
Available-for-sale debt securities, at fair value	437,857	349,332

Loans receivable	1,575,708	1,644,209
Allowance for loan losses	(12,700)	(11,385)
Loans, net	1,563,008	1,632,824

Bank-owned life insurance	30,530	30,096
Accrued interest receivable	7,307	8,293
Bank premises and equipment, net	20,526	21,526
Foreclosed assets held for sale	1,374	1,338
Deferred tax asset, net	5,128	2,705
Goodwill	52,505	52,505
Core deposit intangibles, net	3,450	3,851
Other assets	34,216	34,773
TOTAL ASSETS	$2,354,896	$2,239,100

LIABILITIES
Deposits:
Noninterest-bearing	$521,561	$465,332
Interest-bearing	1,418,580	1,355,137
Total deposits	1,940,141	1,820,469
Short-term borrowings	1,875	20,022
Long-term borrowings - FHLB advances	38,680	54,608
Senior notes, net	14,685	0
Subordinated debt, net	32,988	16,553
Accrued interest and other liabilities	27,125	27,692
TOTAL LIABILITIES	2,055,494	1,939,344

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares;
issued 16,030,172 and outstanding 15,750,250 at September 30, 2021;
issued 15,982,815 and outstanding 15,911,984 at December 31, 2020	16,030	15,983
Paid-in capital	144,172	143,644
Retained earnings	139,715	129,703
Treasury stock, at cost; 279,922 shares at September 30, 2021 and 70,831
shares at December 31, 2020	(6,920)	(1,369)
Accumulated other comprehensive income	6,405	11,795
TOTAL STOCKHOLDERS' EQUITY	299,402	299,756
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,354,896	$2,239,100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income

(In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans:
Taxable	$18,529	$19,158	$56,095	$47,745
Tax-exempt	450	450	1,300	1,348
Income from available-for-sale debt securities:
Taxable	1,304	1,483	3,604	4,451
Tax-exempt	668	561	1,973	1,505
Other interest and dividend income	122	99	283	252
Total interest and dividend income	21,073	21,751	63,255	55,301
INTEREST EXPENSE
Interest on deposits	1,063	1,787	3,558	5,726
Interest on short-term borrowings	0	73	22	335
Interest on long-term borrowings - FHLB advances	87	362	330	970
Interest on senior notes, net	118	0	175	0
Interest on subordinated debt, net	346	247	947	460
Total interest expense	1,614	2,469	5,032	7,491
Net interest income	19,459	19,282	58,223	47,810
Provision for loan losses	1,530	1,941	2,533	3,293
Net interest income after provision for loan losses	17,929	17,341	55,690	44,517
NONINTEREST INCOME
Trust revenue	1,821	1,595	5,254	4,639
Brokerage and insurance revenue	560	382	1,392	1,121
Service charges on deposit accounts	1,249	1,045	3,337	3,126
Interchange revenue from debit card transactions	975	828	2,854	2,277
Net gains from sale of loans	797	2,052	2,786	3,931
Loan servicing fees, net	153	(87)	547	(259)
Increase in cash surrender value of life insurance	139	159	434	361
Other noninterest income	665	996	2,837	2,583
Sub-total	6,359	6,970	19,441	17,779
Realized gains on available-for-sale debt securities, net	23	25	25	25
Total noninterest income	6,382	6,995	19,466	17,804
NONINTEREST EXPENSE
Salaries and employee benefits	9,427	8,703	27,821	23,064
Net occupancy and equipment expense	1,217	1,189	3,740	3,267
Data processing and telecommunications expense	1,475	1,482	4,342	3,959
Automated teller machine and interchange expense	357	340	1,049	912
Pennsylvania shares tax	482	422	1,463	1,267
Professional fees	538	422	1,683	1,265
Merger-related expenses	0	6,402	0	7,526
Other noninterest expense	1,850	2,090	6,356	6,100
Total noninterest expense	15,346	21,050	46,454	47,360
Income before income tax provision	8,965	3,286	28,702	14,961
Income tax provision	1,566	438	5,456	2,509
NET INCOME	$7,399	$2,848	$23,246	$12,452
EARNINGS PER COMMON SHARE - BASIC	$0.47	$0.18	$1.46	$0.86
EARNINGS PER COMMON SHARE - DILUTED	$0.47	$0.18	$1.46	$0.86

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income

(In Thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net income	$7,399	$2,848	$23,246	$12,452

Available-for-sale debt securities:
Unrealized holding (losses) gains on available-for-sale debt securities	(3,608)	(95)	(6,781)	9,980
Reclassification adjustment for (gains) realized in income	(23)	(25)	(25)	(25)
Other comprehensive (loss) income on available-for-sale debt securities	(3,631)	(120)	(6,806)	9,955

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	0	0	(5)	88
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(5)	(8)	(13)	(22)
Other comprehensive (loss) income on unfunded retirement obligations	(5)	(8)	(18)	66

Other comprehensive (loss) income before income tax	(3,636)	(128)	(6,824)	10,021
Income tax related to other comprehensive loss (income)	765	26	1,434	(2,103)

Net other comprehensive (loss) income	(2,871)	(102)	(5,390)	7,918

Comprehensive income	$4,528	$2,746	$17,856	$20,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,246	$12,452
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,533	3,293
Realized gains on available-for-sale debt securities, net	(25)	(25)
Net amortization of securities	1,554	1,020
Increase in cash surrender value of life insurance	(434)	(361)
Depreciation and amortization of bank premises and equipment	1,602	1,429
Net accretion of purchase accounting adjustments	(1,827)	(1,547)
Stock-based compensation	970	672
Deferred income taxes	(989)	649
Decrease in fair value of servicing rights	9	617
Gains on sales of loans, net	(2,786)	(3,931)
Origination of loans held for sale	(86,428)	(123,547)
Proceeds from sales of loans held for sale	87,483	126,268
Decrease (increase) in accrued interest receivable and other assets	295	(1,194)
Decrease in accrued interest payable and other liabilities	(50)	(856)
Other	(18)	(339)
Net Cash Provided by Operating Activities	25,135	14,600
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents provided by business combination	0	75,955
Purchase of certificates of deposit	(3,000)	(2,500)
Proceeds from maturities of certificates of deposit	0	250
Proceeds from sales of available-for-sale debt securities	2,027	20,535
Proceeds from calls and maturities of available-for-sale debt securities	48,262	71,009
Purchase of available-for-sale debt securities	(145,445)	(65,853)
Redemption of Federal Home Loan Bank of Pittsburgh stock	1,934	5,712
Purchase of Federal Home Loan Bank of Pittsburgh stock	(1,614)	(4,571)
Net decrease (increase) in loans	68,018	(45,564)
Proceeds from bank owned life insurance	287	0
Proceeds from sales of premises and equipment	575	0
Purchase of premises and equipment	(1,173)	(2,550)
Proceeds from sale of foreclosed assets	303	1,347
Other	176	178
Net Cash (Used in) Provided by Investing Activities	(29,650)	53,948
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	120,386	137,543
Net decrease in short-term borrowings	(18,082)	(79,213)
Proceeds from long-term borrowings - FHLB advances	0	25,891
Repayments of long-term borrowings - FHLB advances	(15,571)	(5,136)
Proceeds from issuance of senior notes, net of issuance costs	14,663	0
Proceeds from issuance of subordinated debt, net of issuance costs	24,437	0
Redemption of subordinated debt	(8,000)	0
Sale of treasury stock	212	124
Purchases of treasury stock	(7,412)	(163)
Common dividends paid	(11,980)	(10,568)
Net Cash Provided by Financing Activities	98,653	68,478
INCREASE IN CASH AND CASH EQUIVALENTS	94,138	137,026
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	96,017	31,122
CASH AND CASH EQUIVALENTS, END OF PERIOD	$190,155	$168,148

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

(Continued)

	Nine Months Ended
	September 30,	September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Increase in accrued purchase of available-for-sale debt securities	$1,704	$287
Accrued sale of available-for-sale securities	$0	$488
Accrued income from life insurance claim	$0	$279
Assets acquired through foreclosure of real estate loans	$317	$0
Leased assets obtained in exchange for new operating lease liabilities	$739	$167
Interest paid	$6,063	$7,635
Income taxes paid	$8,076	$2,975
NONCASH INVESTING ASSETS ACQUIRED IN BUSINESS COMBINATION:
Available-for-sale debt securities	$0	$10,754
Loans receivable	$0	$464,236
Bank-owned life insurance	$0	$11,170
Foreclosed assets held for sale	$0	$860
NONCASH FINANCING ACTIVITY RELATED TO BUSINESS COMBINATION:
Common stock issued	$0	$41,429
Liabilities assumed:
Deposits	$0	$481,796
Short-term borrowings	$0	$33,950
Long-term borrowings	$0	$30,025
Subordinated debt	$0	$10,091

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data) (Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Three Months Ended September 30, 2021	Shares	Shares	Stock	Capital	Earnings	Income	Stock	Total
Balance, June 30, 2021	16,030,172	72,660	$16,030	$143,817	$136,756	$9,276	$(1,746)	$304,133
Net income					7,399			7,399
Other comprehensive loss, net						(2,871)		(2,871)
Cash dividends declared on common stock, $.28 per share					(4,440)			(4,440)
Shares issued for dividend reinvestment plan		(16,833)		10			415	425
Shares issued from treasury and redeemed related to exercise of stock options		(7,000)					135	135
Stock-based compensation expense				345				345
Purchase of restricted stock for tax withholding		691					(17)	(17)
Treasury stock purchases		230,404					(5,707)	(5,707)
Balance, September 30, 2021	16,030,172	279,922	$16,030	$144,172	$139,715	$6,405	$(6,920)	$299,402

Three Months Ended September 30, 2020
Balance, June 30, 2020	13,934,996	127,839	$13,935	$103,954	$128,661	$11,711	$(2,470)	$255,791
Net income					2,848			2,848
Other comprehensive loss, net						(102)		(102)
Cash dividends declared on common stock, $.27 per share					(4,285)			(4,285)
Shares issued for dividend reinvestment plan		(21,949)		(36)			423	387
Restricted stock granted		(15,076)		(291)			291	0
Forfeiture of restricted stock		1,648		30			(30)	0
Stock-based compensation expense				248				248
Shares issued for acquisition of Covenant Financial, Inc., net of equity issuance costs	2,047,819		2,048	39,381				41,429
Balance, September 30, 2020	15,982,815	92,462	$15,983	$143,286	$127,224	$11,609	$(1,786)	$296,316

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data) (Unaudited)

(Continued)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Nine Months Ended September 30, 2021	Shares	Shares	Stock	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2020	15,982,815	70,831	$15,983	$143,644	$129,703	$11,795	$(1,369)	$299,756
Net income					23,246			23,246
Other comprehensive loss, net						(5,390)		(5,390)
Cash dividends declared on common stock, $.83 per share					(13,234)			(13,234)
Shares issued for dividend reinvestment plan	36,368	(16,833)	36	803			415	1,254
Shares issued from treasury and redeemed related to exercise of stock options		(12,414)		(28)			240	212
Restricted stock granted	10,989	(67,402)	11	(1,319)			1,308	0
Forfeiture of restricted stock		5,290		102			(102)	0
Stock-based compensation expense				970				970
Purchase of restricted stock for tax withholding		8,350					(174)	(174)
Treasury stock purchases		292,100					(7,238)	(7,238)
Balance, September 30, 2021	16,030,172	279,922	$16,030	$144,172	$139,715	$6,405	$(6,920)	$299,402

Nine Months Ended September 30, 2020
Balance, December 31, 2019	13,934,996	218,551	$13,935	$104,519	$126,480	$3,691	$(4,173)	$244,452
Net income					12,452			12,452
Other comprehensive income, net						7,918		7,918
Cash dividends declared on common stock, $.81 per share					(11,708)			(11,708)
Shares issued for dividend reinvestment plan		(56,649)		46			1,094	1,140
Shares issued from treasury and redeemed related to exercise of stock options		(9,652)		(62)			186	124
Restricted stock granted		(70,940)		(1,370)			1,370	0
Forfeiture of restricted stock		5,290		100			(100)	0
Stock-based compensation expense				672				672
Purchase of restricted stock for tax withholding		5,862					(163)	(163)
Shares issued for acquisition of Covenant Financial, Inc., net of equity issuance costs	2,047,819		2,048	39,381				41,429
Balance, September 30, 2020	15,982,815	92,462	$15,983	$143,286	$127,224	$11,609	$(1,786)	$296,316

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

Operating results reported for the nine-month period ended September 30, 2021 might not be indicative of the results for the year ending December 31, 2021. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

In connection with the transaction, the Corporation recorded goodwill of $24.1 million and a core deposit intangible asset of $3.1 million. Total loans acquired on July 1, 2020 were valued at $464.2 million, while total deposits assumed were valued at $481.8 million, borrowings were valued at $64.0 million and subordinated debt was valued at $10.1 million. The Corporation acquired available-for-sale debt securities valued at $10.8 million and bank-owned life insurance valued at $11.2 million. The assets purchased and liabilities assumed in the merger were recorded at their estimated fair values at the time of closing, subject to refinement for up to one year after the closing date. There were no adjustments to the fair value measurements of assets acquired or liabilities assumed in the nine months ended September 30, 2021.

Merger-related expenses related to the acquisition of Covenant totaled $6,402,000 in the third quarter 2020 and $7,526,000 in the nine months ended September 30, 2020. There were no merger-related expenses in the nine months ended September 30, 2021.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands, Except Share and Per Share Data)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Basic
Net income	$7,399	$2,848	$23,246	$12,452
Less: Dividends and undistributed earnings allocated to participating securities	(63)	(18)	(189)	(74)
Net income attributable to common shares	$7,336	$2,830	$23,057	$12,378
Basic weighted-average common shares outstanding	15,703,932	15,778,391	15,806,897	14,388,797
Basic earnings per common share (a)	$0.47	$0.18	$1.46	$0.86
Diluted
Net income attributable to common shares	$7,336	$2,830	$23,057	$12,378
Basic weighted-average common shares outstanding	15,703,932	15,778,391	15,806,897	14,388,797
Dilutive effect of potential common stock arising from stock options	6,413	1,330	6,232	4,632
Diluted weighted-average common shares outstanding	15,710,345	15,779,721	15,813,129	14,393,429
Diluted earnings per common share (a)	$0.47	$0.18	$1.46	$0.86
Weighted-average nonvested restricted shares outstanding	133,053	102,629	129,456	85,611
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the consolidated statements of income, less earnings allocated to non-vested restricted shares with nonforfeitable dividends (participating securities).

Anti-dilutive stock options are excluded from earnings per share calculations. There were no anti-dilutive instruments in the three-month and nine month periods ended September 30, 2021. Weighted-average common shares available from anti-dilutive instruments totaled 39,012 shares in the three-month period ended September 30, 2020 and 19,506 shares in the nine-month period ended September 30, 2020.

4. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended September 30, 2021
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(3,608)	$759	$(2,849)
Reclassification adjustment for (gains) realized in income	(23)	5	(18)
Other comprehensive loss from available-for-sale debt securities	(3,631)	764	(2,867)
Unfunded pension and postretirement obligations,
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(5)	1	(4)
Total other comprehensive loss	$(3,636)	$765	$(2,871)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended September 30, 2020
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(95)	$19	$(76)
Reclassification adjustment for (gains) realized in income	(25)	5	(20)
Other comprehensive loss from available-for-sale debt securities	(120)	24	(96)
Unfunded pension and postretirement obligations,
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(8)	2	(6)
Total other comprehensive loss	$(128)	$26	$(102)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2021
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(6,781)	$1,425	$(5,356)
Reclassification adjustment for (gains) realized in income	(25)	5	(20)
Other comprehensive loss from available-for-sale debt securities	(6,806)	1,430	(5,376)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	(5)	1	(4)
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(13)	3	(10)
Other comprehensive loss on unfunded retirement obligations	(18)	4	(14)
Total other comprehensive loss	$(6,824)	$1,434	$(5,390)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2020
Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$9,980	$(2,095)	$7,885
Reclassification adjustment for (gains) realized in income	(25)	5	(20)
Other comprehensive income from available-for-sale debt securities	9,955	(2,090)	7,865
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	88	(18)	70
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(22)	5	(17)
Other comprehensive income on unfunded retirement obligations	66	(13)	53
Total other comprehensive income	$10,021	$(2,103)	$7,918

The amounts shown in the table immediately above are included in the following line items in the consolidated statements of income:

Affected Line Item in the
Description	Consolidated Statements of Income
Reclassification adjustment for (gains) realized in income (before-tax)	Realized gains on available-for-sale debt securities, net
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost (before-tax)	Other noninterest expense
Income tax effect	Income tax provision

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Changes in the components of accumulated other comprehensive income are as follows and are presented net of tax:

(In Thousands)			Accumulated
	Unrealized	Unfunded	Other
	Losses	Retirement	Comprehensive
	on Securities	Obligations	Income
Three Months Ended September 30, 2021
Balance, beginning of period	$9,167	$109	$9,276
Other comprehensive loss during three months ended September 30, 2021	(2,867)	(4)	(2,871)
Balance, end of period	$6,300	$105	$6,405

Three Months Ended September 30, 2020
Balance, beginning of period	$11,472	$239	$11,711
Other comprehensive loss during three months ended September 30, 2020	(96)	(6)	(102)
Balance, end of period	$11,376	$233	$11,609

(In Thousands)	Unrealized		Accumulated
	Gains	Unfunded	Other
	(Losses)	Retirement	Comprehensive
	on Securities	Obligations	Income
Nine Months Ended September 30, 2021
Balance, beginning of period	$11,676	$119	$11,795
Other comprehensive loss during nine months ended September 30, 2021	(5,376)	(14)	(5,390)
Balance, end of period	$6,300	$105	$6,405

Nine Months Ended September 30, 2020
Balance, beginning of period	$3,511	$180	$3,691
Other comprehensive income during nine months ended September 30, 2020	7,865	53	7,918
Balance, end of period	$11,376	$233	$11,609

5. CASH AND DUE FROM BANKS

Cash and due from banks at September 30, 2021 and December 31, 2020 include the following:

(In Thousands)	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$190,155	$96,017
Certificates of deposit	8,840	5,840
Total cash and due from banks	$198,995	$101,857

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

Historically, C&N Bank has been required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. In March 2020, the Federal Reserve Board reduced reserve requirements for U.S. banks to 0%. Accordingly, C&N Bank had no required reserves at September 30, 2021 and December 31, 2020.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

6. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at September 30, 2021 and December 31, 2020 are summarized as follows:

(In Thousands)	September 30, 2021
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$25,088	$60	$(80)	$25,068
Obligations of U.S. Government agencies	23,935	666	(289)	24,312
Obligations of states and political subdivisions:
Tax-exempt	135,362	4,390	(508)	139,244
Taxable	69,426	1,516	(449)	70,493
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	59,920	978	(269)	60,629
Residential collateralized mortgage obligations	43,811	820	(38)	44,593
Commercial mortgage-backed securities	72,341	1,963	(786)	73,518
Total available-for-sale debt securities	$429,883	$10,393	$(2,419)	$437,857

(In Thousands)	December 31, 2020
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$12,184	$0	$(2)	$12,182
Obligations of U.S. Government agencies	25,349	1,003	(8)	26,344
Obligations of states and political subdivisions:
Tax-exempt	116,427	6,000	(26)	122,401
Taxable	45,230	2,246	(24)	47,452
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	36,853	1,323	0	38,176
Residential collateralized mortgage obligations	56,048	1,428	(9)	57,467
Commercial mortgage-backed securities	42,461	2,849	0	45,310
Total available-for-sale debt securities	$334,552	$14,849	$(69)	$349,332

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020:

September 30, 2021	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$11,001	$(80)	$0	$0	$11,001	$(80)
Obligations of U.S. Government agencies	12,210	(289)	0	0	12,210	(289)
Obligations of states and political subdivisions:
Tax-exempt	41,145	(508)	0	0	41,145	(508)
Taxable	25,561	(365)	2,200	(84)	27,761	(449)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	36,651	(269)	0	0	36,651	(269)
Residential collateralized mortgage obligations	4,745	(38)	0	0	4,745	(38)
Commercial mortgage-backed securities	34,931	(786)	0	0	34,931	(786)
Total temporarily impaired available-for-sale debt securities	$166,244	$(2,335)	$2,200	$(84)	$168,444	$(2,419)

December 31, 2020	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$9,159	$(2)	$0	$0	$9,159	$(2)
Obligations of U.S. Government agencies	4,992	(8)	0	0	4,992	(8)
Obligations of states and political subdivisions:
Tax-exempt	3,811	(26)	0	0	3,811	(26)
Taxable	5,235	(24)	0	0	5,235	(24)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies,
Residential collateralized mortgage obligations	2,861	(9)	0	0	2,861	(9)
Total temporarily impaired available-for-sale debt securities	$26,058	$(69)	$0	$0	$26,058	$(69)

Gross realized gains and losses from available-for-sale debt securities were as follows:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Gross realized gains from sales	$23	$26	$27	$78
Gross realized losses from sales	0	(1)	(2)	(53)
Net realized gains	$23	$25	$25	$25

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of September 30, 2021. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	September 30, 2021
	Amortized	Fair
	Cost	Value
Due in one year or less	$15,531	$15,641
Due from one year through five years	51,151	52,150
Due from five years through ten years	65,651	67,498
Due after ten years	121,478	123,828
Sub-total	253,811	259,117
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	59,920	60,629
Residential collateralized mortgage obligations	43,811	44,593
Commercial mortgage-backed securities	72,341	73,518
Total	$429,883	$437,857

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

Investment securities carried at $254,062,000 at September 30, 2021 and $247,373,000 at December 31, 2020 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 9 for information concerning securities pledged to secure borrowing arrangements and Note 12 for information related to securities pledged against interest rate swap obligations.

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

A summary of information management considered in evaluating debt and equity securities for OTTI at September 30, 2021 is provided below.

Debt Securities

At September 30, 2021 and December 31, 2020, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities at September 30, 2021 and December 31, 2020 to be temporary.

Equity Securities

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheets, was $9,400,000 at September 30, 2021 and $9,720,000 at December 31, 2020. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at September 30, 2021 and December 31, 2020. In making this determination, management concluded that

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

The Corporation has a marketable equity security included in other assets in the consolidated balance sheets with a carrying value of $981,000 at September 30, 2021 and $1,000,000 at December 31, 2020, consisting exclusively of one mutual fund. There was an unrealized loss on the mutual fund of $19,000 at September 30, 2021 and no unrealized gain or loss on the mutual fund at December 31, 2020. Changes in the unrealized gains or losses on this security are included in other noninterest income in the consolidated statements of income.

7. LOANS

The loans receivable portfolio is segmented into commercial, residential mortgage and consumer loans. Loans outstanding at September 30, 2021 and December 31, 2020 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type

(In Thousands)

	September 30,	December 31,
	2021	2020
Commercial:
Commercial loans secured by real estate	$553,389	$531,810
Commercial and industrial	152,244	159,577
Paycheck Protection Program - 1st Draw	5,747	132,269
Paycheck Protection Program - 2nd Draw	56,981	0
Political subdivisions	73,503	53,221
Commercial construction and land	53,267	42,874
Loans secured by farmland	10,812	11,736
Multi-family (5 or more) residential	52,962	55,811
Agricultural loans	3,092	3,164
Other commercial loans	17,312	17,289
Total commercial	979,309	1,007,751
Residential mortgage:
Residential mortgage loans - first liens	494,376	532,947
Residential mortgage loans - junior liens	24,303	27,311
Home equity lines of credit	38,465	39,301
1-4 Family residential construction	21,719	20,613
Total residential mortgage	578,863	620,172
Consumer	17,536	16,286
Total	1,575,708	1,644,209
Less: allowance for loan losses	(12,700)	(11,385)
Loans, net	$1,563,008	$1,632,824

In the table above, outstanding loan balances are presented net of deferred loan origination fees, net, of $5,719,000 at September 30, 2021 and $6,286,000 at December 31, 2020.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

On December 27, 2020, the President of the United States signed into law the Consolidated Appropriations Act, 2021 (the “CAA”), which includes provisions that broadly address additional COVID-19 responses and relief.  Among the additional relief measures included are certain extensions to elements of the CARES Act, including extension of temporary relief from troubled debt restructurings established under Section 4013 of the CARES Act to the earlier of a) January 1, 2022, or b) the date that is 60 days after the date on which the national COVID-19 emergency terminates. The CAA also includes additional funding for the PPP with additional eligibility requirements for borrowers with generally the same loan terms as provided under the CARES Act. Information related to PPP loans advanced pursuant to the CAA are labeled “2nd Draw” within the tables.

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

The Corporation began accepting and processing applications for loans under the PPP on April 3, 2020. Covenant also engaged in PPP lending starting in early April 2020. As of September 30, 2021, the recorded investment in 1st Draw PPP loans was $5,747,000, including contractual principal balances of $5,982,000, increased by a market rate adjustment on PPP loans acquired from Covenant of $2,000 and reduced by net deferred origination fees of $237,000.  The recorded investment in 2nd Draw PPP loans was $56,981,000, including contractual principal balances of $59,190,000 reduced by net deferred origination fees of $2,208,000. Accretion of fees received on PPP loans, net of amortization of the market rate adjustment on PPP loans acquired from Covenant, was $1,409,000 in the three-month period ended September 30, 2021 and $467,000 in the three-month period ended September 30, 2020. Accretion of fees received on PPP loans, net of amortization of the market rate adjustment on PPP loans acquired from Covenant, was $3,975,000 in the nine-month period ended September 30, 2021 and $804,000 in the nine-month period ended September 30, 2020.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

To work with clients impacted by COVID-19, the Corporation offers short-term loan modifications on a case-by-case basis to borrowers who were current in their payments at the inception of the loan modification program. Prior to the merger, Covenant had a similar program in place, and these modified loans have been incorporated into the Corporation’s program. These efforts have been designed to assist borrowers as they deal with the crisis and help the Corporation mitigate credit risk. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts will be moved to the end of the loan term. Consistent with Section 4013 of the CARES Act, the modified loans have not been reported as past due, nonaccrual  or as TDRs at September 30, 2021. Most of the initial modifications under the program became effective in 2020 and provided a deferral of interest or principal and interest for 90-to-180 days. At September 30, 2021, there were no loans in deferral status under the program. At December 31, 2020, there were 45 loans with a total recorded investment of $37,397,000, in deferral status under the program.

As described in Note 2, effective July 1, 2020, the Corporation acquired loans pursuant to its acquisition of Covenant, and effective April 1, 2019, the Corporation acquired loans pursuant to the acquisition of Monument Bancorp, Inc. (“Monument”). The acquired loans were recorded at their initial fair value, with adjustments made to the gross amortized cost of loans based on movements in interest rates (market rate adjustment) and based on credit fair value adjustments on non-impaired loans and impaired loans. Subsequent to the acquisitions, the Corporation has recognized amortization and accretion of a portion of the market rate adjustments and credit adjustments on non-impaired (performing) loans, and a partial recovery of purchased credit impaired (PCI) loans. For the three-month and nine-month periods ended September 30, 2021 and 2020, adjustments to the initial market rate and credit fair value adjustments of performing loans were recognized as follows:

(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Market Rate Adjustment
Adjustments to gross amortized cost of loans at beginning of period	$(5)	$(1,103)	$718	$(1,415)
Market rate adjustment recorded in acquisition	0	2,909	0	2,909
Amortization recognized in interest income	(368)	(452)	(1,091)	(140)
Adjustments to gross amortized cost of loans at end of period	$(373)	$1,354	$(373)	$1,354
Credit Adjustment on Non-impaired Loans
Adjustments to gross amortized cost of loans at beginning of period	$(4,502)	$(878)	$(5,979)	$(1,216)
Credit adjustment recorded in acquisition	0	(7,219)	0	(7,219)
Accretion recognized in interest income	666	970	2,143	1,308
Adjustments to gross amortized cost of loans at end of period	$(3,836)	$(7,127)	$(3,836)	$(7,127)

A summary of PCI loans held at September 30, 2021 and December 31, 2020 is as follows:

(In Thousands)	September 30,	December 31,
	2021	2020
Outstanding balance	$10,064	$10,316
Carrying amount	6,624	6,841

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of September 30, 2021 and December 31, 2020, management determined that no allowance for credit losses related to unfunded loan commitments was required.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month and nine-month periods ended September 30, 2021 and 2020 were as follows:

Three Months Ended September 30, 2021	June 30, 2021				September 30, 2021
(In Thousands)	Balance	Charge-offs	Recoveries	Provision (Credit)	Balance
Allowance for Loan Losses:
Commercial:
Commercial loans secured by real estate	$3,452	$0	$0	$368	$3,820
Commercial and industrial	2,781	(1,194)	6	947	2,540
Commercial construction and land	452	0	0	107	559
Loans secured by farmland	113	0	0	(1)	112
Multi-family (5 or more) residential	150	0	0	46	196
Agricultural loans	25	0	0	8	33
Other commercial loans	145	0	0	28	173
Total commercial	7,118	(1,194)	6	1,503	7,433
Residential mortgage:
Residential mortgage loans - first liens	3,536	0	1	29	3,566
Residential mortgage loans - junior liens	327	0	0	(6)	321
Home equity lines of credit	294	0	0	(11)	283
1-4 Family residential construction	198	0	0	(9)	189
Total residential mortgage	4,355	0	1	3	4,359
Consumer	231	(26)	8	24	237
Unallocated	671	0	0	0	671
Total Allowance for Loan Losses	$12,375	$(1,220)	$15	$1,530	$12,700

Three Months Ended September 30, 2020	June 30, 2020				September 30, 2020
(In Thousands)	Balance	Charge-offs	Recoveries	Provision (Credit)	Balance
Allowance for Loan Losses:
Commercial:
Commercial loans secured by real estate	$2,426	$0	$0	$(40)	$2,386
Commercial and industrial	2,496	(2,219)	0	1,974	2,251
Commercial construction and land	420	0	0	20	440
Loans secured by farmland	146	0	0	(25)	121
Multi-family (5 or more) residential	163	0	0	64	227
Agricultural loans	40	0	0	(3)	37
Other commercial loans	167	0	0	0	167
Total commercial	5,858	(2,219)	0	1,990	5,629
Residential mortgage:
Residential mortgage loans - first liens	3,531	0	26	(92)	3,465
Residential mortgage loans - junior liens	365	0	0	(7)	358
Home equity lines of credit	287	0	1	1	289
1-4 Family residential construction	137	0	0	32	169
Total residential mortgage	4,320	0	27	(66)	4,281
Consumer	263	(30)	8	17	258
Unallocated	585	0	0	0	585
Total Allowance for Loan Losses	$11,026	$(2,249)	$35	$1,941	$10,753

For the three months ended September 30, 2021, the provision for loan losses was $1,530,000, a decrease in expense of $411,000 as compared to $1,941,000 for the three months ended September 30, 2020. The third quarter 2021 provision included a net charge of $611,000 related to specific loans (net charge-offs of $1,205,000 offset by a net decrease in specific allowances on loans of $594,000), and an increase of $919,000 in the collectively determined portion of the allowance. In the third quarter 2021, the Corporation recorded a partial charge-off of $1,194,000 on a commercial loan with an outstanding balance of $3,496,000 at the time of the charge-off. The

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

partial charge-off amount exceeded the specific allowance of $583,000 that had been established on this loan at June 30, 2021. The provision for loan losses in the third quarter 2020 included the net impact of a charge-off of $2,219,000 on a commercial loan of $3,500,000 for which the previously-established allowance had been $1,193,000.

	December 31,				September 30,
Nine Months Ended September 30, 2021	2020			Provision	2021
(In Thousands)	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Commercial:
Commercial loans secured by real estate	$3,051	$0	$2	$767	$3,820
Commercial and industrial	2,245	(1,194)	20	1,469	2,540
Commercial construction and land	454	0	0	105	559
Loans secured by farmland	120	0	0	(8)	112
Multi-family (5 or more) residential	236	0	0	(40)	196
Agricultural loans	34	0	0	(1)	33
Other commercial loans	168	0	0	5	173
Total commercial	6,308	(1,194)	22	2,297	7,433
Residential mortgage:
Residential mortgage loans - first liens	3,524	(11)	3	50	3,566
Residential mortgage loans - junior liens	349	0	0	(28)	321
Home equity lines of credit	281	0	2	0	283
1-4 Family residential construction	99	0	0	90	189
Total residential mortgage	4,253	(11)	5	112	4,359
Consumer	239	(73)	33	38	237
Unallocated	585	0	0	86	671
Total Allowance for Loan Losses	$11,385	$(1,278)	$60	$2,533	$12,700

	December 31,				September 30,
Nine Months Ended September 30, 2020	2019			Provision	2020
(In Thousands)	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Commercial:
Commercial loans secured by real estate	$1,921	$0	$0	$465	$2,386
Commercial and industrial	1,391	(2,236)	0	3,096	2,251
Commercial construction and land	966	(107)	0	(419)	440
Loans secured by farmland	158	0	0	(37)	121
Multi-family (5 or more) residential	156	0	0	71	227
Agricultural loans	41	0	0	(4)	37
Other commercial loans	155	0	0	12	167
Total commercial	4,788	(2,343)	0	3,184	5,629
Residential mortgage:
Residential mortgage loans - first liens	3,405	0	28	32	3,465
Residential mortgage loans - junior liens	384	0	1	(27)	358
Home equity lines of credit	276	0	3	10	289
1-4 Family residential construction	117	0	0	52	169
Total residential mortgage	4,182	0	32	67	4,281
Consumer	281	(100)	35	42	258
Unallocated	585	0	0	0	585
Total Allowance for Loan Losses	$9,836	$(2,443)	$67	$3,293	$10,753

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

For the nine months ended September 30, 2021, the provision for loan losses was $2,533,000, a decrease in expense of $760,000 as compared to $3,293,000 recorded for the nine months ended September 30, 2020. The provision for the nine months ended September 30, 2021, includes the impact of a charge-off of $1,194,000 on a commercial loan with an ouststanding balance of $3,496,000, as previously discussed. In comparison, the provision for loan losses in the first nine months of 2020 included the impact of the $2,219,000 charge-off of a commercial loan of $3,500,000.

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of September 30, 2021 and December 31, 2020:

September 30, 2021					Purchased
(In Thousands)		Special			Credit
	Pass	Mention	Substandard	Doubtful	Impaired	Total
Commercial:
Commercial loans secured by real estate	$519,673	$15,055	$14,473	$0	$4,188	$553,389
Commercial and Industrial	136,858	8,578	6,028	0	780	152,244
Paycheck Protection Program - 1st Draw	5,747	0	0	0	0	5,747
Paycheck Protection Program - 2nd Draw	56,981	0	0	0	0	56,981
Political subdivisions	73,503	0	0	0	0	73,503
Commercial construction and land	52,504	715	48	0	0	53,267
Loans secured by farmland	9,639	194	979	0	0	10,812
Multi-family (5 or more) residential	48,154	2,352	878	0	1,578	52,962
Agricultural loans	2,533	0	559	0	0	3,092
Other commercial loans	17,307	5	0	0	0	17,312
Total commercial	922,899	26,899	22,965	0	6,546	979,309
Residential Mortgage:
Residential mortgage loans - first liens	482,710	5,066	6,528	0	72	494,376
Residential mortgage loans - junior liens	23,676	107	514	0	6	24,303
Home equity lines of credit	37,889	59	517	0	0	38,465
1-4 Family residential construction	21,719	0	0	0	0	21,719
Total residential mortgage	565,994	5,232	7,559	0	78	578,863
Consumer	17,505	0	31	0	0	17,536
Totals	$1,506,398	$32,131	$30,555	$0	$6,624	$1,575,708

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2020					Purchased
(In Thousands)		Special			Credit
	Pass	Mention	Substandard	Doubtful	Impaired	Total
Commercial:
Commercial loans secured by real estate	$494,876	$17,374	$15,262	$0	$4,298	$531,810
Commercial and Industrial	143,500	8,025	7,268	0	784	159,577
Paycheck Protection Program - 1st Draw	132,269	0	0	0	0	132,269
Political subdivisions	53,221	0	0	0	0	53,221
Commercial construction and land	42,110	715	49	0	0	42,874
Loans secured by farmland	10,473	405	858	0	0	11,736
Multi-family (5 or more) residential	50,563	2,405	1,229	0	1,614	55,811
Agricultural loans	2,569	0	595	0	0	3,164
Other commercial loans	17,289	0	0	0	0	17,289
Total commercial	946,870	28,924	25,261	0	6,696	1,007,751
Residential Mortgage:
Residential Mortgage loans - first liens	516,685	6,192	9,994	0	76	532,947
Residential Mortgage loans - junior liens	26,480	141	621	0	69	27,311
Home equity lines of credit	38,529	59	713	0	0	39,301
1-4 Family residential construction	20,613	0	0	0	0	20,613
Total residential mortgage	602,307	6,392	11,328	0	145	620,172
Consumer	16,172	0	114	0	0	16,286
Totals	$1,565,349	$35,316	$36,703	$0	$6,841	$1,644,209

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of September 30, 2021 and December 31, 2020.

September 30, 2021	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Commercial:
Commercial loans secured by real estate	$11,303	$542,086	$553,389	$672	$3,148	$3,820
Commercial and industrial	3,598	148,646	152,244	72	2,468	2,540
Paycheck Protection Program - 1st Draw	0	5,747	5,747	0	0	0
Paycheck Protection Program - 2nd Draw	0	56,981	56,981	0	0	0
Political subdivisions	0	73,503	73,503	0	0	0
Commercial construction and land	0	53,267	53,267	0	559	559
Loans secured by farmland	84	10,728	10,812	0	112	112
Multi-family (5 or more) residential	1,578	51,384	52,962	0	196	196
Agricultural loans	0	3,092	3,092	0	33	33
Other commercial loans	0	17,312	17,312	0	173	173
Total commercial	16,563	962,746	979,309	744	6,689	7,433
Residential mortgage:
Residential mortgage loans - first liens	1,134	493,242	494,376	0	3,566	3,566
Residential mortgage loans - junior liens	317	23,986	24,303	139	182	321
Home equity lines of credit	0	38,465	38,465	0	283	283
1-4 Family residential construction	0	21,719	21,719	0	189	189
Total residential mortgage	1,451	577,412	578,863	139	4,220	4,359
Consumer	0	17,536	17,536	0	237	237
Unallocated						671

Total	$18,014	$1,557,694	$1,575,708	$883	$11,146	$12,700

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2020	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Commercial:
Commercial loans secured by real estate	$11,962	$519,848	$531,810	$692	$2,359	$3,051
Commercial and industrial	1,359	158,218	159,577	71	2,174	2,245
Paycheck Protection Program - 1st Draw	0	132,269	132,269	0	0	0
Political subdivisions	0	53,221	53,221	0	0	0
Commercial construction and land	0	42,874	42,874	0	454	454
Loans secured by farmland	84	11,652	11,736	0	120	120
Multi-family (5 or more) residential	1,614	54,197	55,811	0	236	236
Agricultural loans	0	3,164	3,164	0	34	34
Other commercial loans	0	17,289	17,289	0	168	168
Total commercial	15,019	992,732	1,007,751	763	5,545	6,308
Residential mortgage:
Residential mortgage loans - first liens	2,385	530,562	532,947	9	3,515	3,524
Residential mortgage loans - junior liens	414	26,897	27,311	153	196	349
Home equity lines of credit	0	39,301	39,301	0	281	281
1-4 Family residential construction	0	20,613	20,613	0	99	99
Total residential mortgage	2,799	617,373	620,172	162	4,091	4,253
Consumer	0	16,286	16,286	0	239	239
Unallocated						585

Total	$17,818	$1,626,391	$1,644,209	$925	$9,875	$11,385

Summary information related to impaired loans at September 30, 2021 and December 31, 2020 is provided in the table immediately below.

(In Thousands)	September 30, 2021			December 31, 2020
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Commercial loans secured by real estate	$7,068	$4,823	$0	$7,168	$5,398	$0
Commercial and industrial	5,930	3,526	0	1,781	1,287	0
Residential mortgage loans - first liens	786	760	0	1,248	1,248	0
Residential mortgage loans - junior liens	65	18	0	160	105	0
Loans secured by farmland	84	84	0	84	84	0
Multi-family (5 or more) residential	2,734	1,578	0	2,770	1,614	0
Total with no related allowance recorded	16,667	10,789	0	13,211	9,736	0

With a related allowance recorded:
Commercial loans secured by real estate	6,480	6,480	672	6,501	6,501	691
Commercial and industrial	72	72	72	72	72	72
Residential mortgage loans - first liens	374	374	0	1,200	1,200	9
Residential mortgage loans - junior liens	299	299	139	309	309	153
Total with a related allowance recorded	7,225	7,225	883	8,082	8,082	925
Total	$23,892	$18,014	$883	$21,293	$17,818	$925

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In the table immediately above, loans to two borrowers are presented under the Residential mortgage loans – first liens and Residential mortgage loans – junior liens classes. Each of these loans is collateralized by one property, and the allowance associated with each of these loans was determined based on an analysis of the total amounts of the Corporation’s exposure in comparison to the estimated net proceeds if the Corporation were to sell the property. The total allowance related to these two borrowers was $139,000 at September 30, 2021 and $153,000 at December 31, 2020.

The average balance of impaired loans, excluding purchased credit impaired loans, and interest income recognized on these impaired loans is as follows:

(In Thousands)					Interest Income Recognized on
	Average Investment in Impaired Loans				Impaired Loans on a Cash Basis
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Commercial:
Commercial loans secured by real estate	$11,252	$7,298	$11,811	$3,779	$172	$65	$401	$81
Commercial and industrial	3,844	2,235	2,566	3,178	4	1	25	21
Commercial construction and land	48	49	48	678	2	1	2	14
Loans secured by farmland	84	253	84	397	0	2	1	26
Multi-family (5 or more) residential	1,578	0	1,584	0	31	0	122	0
Agricultural loans	66	76	67	76	0	2	3	4
Other commercial loans	0	0	0	25	0	0	0	1
Total commercial	16,872	9,911	16,160	8,133	209	71	554	147
Residential mortgage:
Residential mortgage loans - first lien	1,322	2,159	1,830	1,579	11	27	68	70
Residential mortgage loans - junior lien	386	384	417	386	1	5	10	18
Home equity lines of credit	0	65	0	65	0	0	0	2
Total residential mortgage	1,708	2,608	2,247	2,030	12	32	78	90
Total	$18,580	$12,519	$18,407	$10,163	$221	$103	$632	$237

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	September 30, 2021		December 31, 2020
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial:
Commercial loans secured by real estate	$752	$11,205	$395	$11,550
Commercial and industrial	99	3,232	142	970
Commercial construction and land	0	48	0	49
Loans secured by farmland	30	84	188	84
Multi-family (5 or more) residential	0	1,578	0	1,614
Agricultural loans	66	0	0	0
Other commercial	0	0	71	0
Total commercial	947	16,147	796	14,267
Residential mortgage:
Residential mortgage loans - first liens	832	4,569	838	6,387
Residential mortgage loans - junior liens	71	305	52	378
Home equity lines of credit	64	289	233	299
Total residential mortgage	967	5,163	1,123	7,064
Consumer	10	31	56	85
Totals	$1,924	$21,341	$1,975	$21,416

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual. PCI loans with a total recorded investment of $6,624,000 at September 30, 2021 and $6,841,000 at December 31, 2020 are classified as nonaccrual.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The table below presents a summary of the contractual aging of loans as of September 30, 2021 and December 31, 2020. Loans modified under the Corporation’s program designed to work with clients impacted by COVID-19, as described above, are included in the current and past due less than 30 days category in the table that follows.

(In Thousands)	As of September 30, 2021				As of December 31, 2020
	Current &				Current &
	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Commercial:
Commercial loans secured by real estate	$547,885	$142	$5,362	$553,389	$529,998	$66	$1,746	$531,810
Commercial and industrial	151,119	218	907	152,244	158,523	55	999	159,577
Paycheck Protection Program - 1st Draw	5,747	0	0	5,747	132,269	0	0	132,269
Paycheck Protection Program - 2nd Draw	56,981	0	0	56,981	0	0	0	0
Political subdivisions	73,503	0	0	73,503	53,221	0	0	53,221
Commercial construction and land	53,125	142	0	53,267	42,590	284	0	42,874
Loans secured by farmland	10,667	31	114	10,812	11,419	95	222	11,736
Multi-family (5 or more) residential	52,962	0	0	52,962	53,860	1,951	0	55,811
Agricultural loans	3,026	0	66	3,092	3,091	2	71	3,164
Other commercial loans	17,312	0	0	17,312	17,289	0	0	17,289
Total commercial	972,327	533	6,449	979,309	1,002,260	2,453	3,038	1,007,751

Residential mortgage:
Residential mortgage loans - first liens	489,339	2,212	2,825	494,376	523,191	5,703	4,053	532,947
Residential mortgage loans - junior liens	24,200	32	71	24,303	27,009	111	191	27,311
Home equity lines of credit	38,059	342	64	38,465	38,919	101	281	39,301
1-4 Family residential construction	21,719	0	0	21,719	20,457	156	0	20,613
Total residential mortgage	573,317	2,586	2,960	578,863	609,576	6,071	4,525	620,172
Consumer	17,447	48	41	17,536	16,063	83	140	16,286
Totals	$1,563,091	$3,167	$9,450	$1,575,708	$1,627,899	$8,607	$7,703	$1,644,209

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at September 30, 2021 and December 31, 2020 is as follows:

(In Thousands)	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
September 30, 2021 Nonaccrual Totals	$12,787	$1,028	$7,526	$21,341
December 31, 2020 Nonaccrual Totals	$12,999	$2,689	$5,728	$21,416

Loans whose terms are modified are classified as TDRs if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at September 30, 2021 and December 31, 2020 is as follows:

(In Thousands)	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
September 30, 2021 Totals	$144	$88	$134	$5,457	$5,823
December 31, 2020 Totals	$166	$0	$418	$6,867	$7,451

At September 30, 2021 and December 31, 2020, there were no commitments to loan additional funds to borrowers whose loans have been classified as TDRs.

TDRs that occurred during the three-month and nine-month periods ended September 30, 2021 and 2020 are as follows:

(Balances in Thousands)	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Home equity lines of credit,
Reduced monthly payments for an eighteen-month period	1	$70	0	$0
Commercial loans secured by real estate,
Principal and interest payment deferral non-COVID related	0	0	2	4,831
Multi-family (5 or more) residential,
Principal and interest payment deferral non-COVID related	0	0	3	2,170
Total	1	$70	5	$7,001

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(Balances in Thousands)	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Residential mortgage - first liens:
Reduced monthly payments and extended maturity date	1	$12	0	$0
Reduced monthly payments for a fifteen-month period	1	116	0	0
Residential mortgage - junior liens,
New loan at lower than risk-adjusted market rate to borrower from whom short sale of other collateral was accepted	0	0	1	30
Home equity lines of credit:
Reduced monthly payments and extended maturity date	1	24	0	0
Reduced monthly payments for an eighteen-month period	1	70	0	0
Commercial loans secured by real estate:
Interest only payments for a nine-month period	0	0	1	240
Principal and interest payment deferral non-COVID related	0	0	2	4,831
Multi-family (5 or more) residential,
Principal and interest payment deferral non-COVID related	0	0	3	2,170
Total	4	$222	7	$7,271

In the three-month and nine-month periods ended September 30, 2020, the Corporation recorded a specific allowance for loan losses of $134,000 related to a loan secured by commercial real estate for which a TDR concession was also made in the third quarter 2020 and included in the table above. At December 31, 2020, the Corporation increased the specific allowance for loan losses related to this credit to $416,000, where it remains at September 30, 2021. The other loans for which TDRs were granted in the three-month and nine-month periods ended September 30, 2021 and 2020 had no specific impact on the provision or allowance for loan losses.

In the three-month and nine-month periods ended September 30, 2021 and 2020, defaults on loans for which modifications that were considered to be TDR and were entered into within the previous 12 months are summarized as follows:

(Balances in Thousands)	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
	Number		Number
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Commercial loans secured by real estate	0	$0	1	$240
Total	0	$0	1	$240

(Balances in Thousands)	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020
	Number		Number
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Commercial loans secured by real estate	1	$3,392	1	$240
Total	1	$3,392	1	$240

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in foreclosed assets held for sale in the unaudited consolidated balance sheets) is as follows:

(In Thousands)	September 30,	December 31,
	2021	2020
Foreclosed residential real estate	$179	$80

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	September 30,	December 31,
	2021	2020
Residential real estate in process of foreclosure	$1,392	$1,246

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Information related to core deposit intangibles is as follows:

(In Thousands)	September 30,	December 31,
	2021	2020
Gross amount	$6,639	$6,639
Accumulated amortization	(3,189)	(2,788)
Net	$3,450	$3,851

Amortization expense related to core deposit intangibles is included in other noninterest expense in the consolidated statements of income, as follows:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Amortization expense	$133	$208	$401	$332

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. At September 30, 2021 and December 31, 2020, the net carrying value of goodwill was $52,505,000. Changes in the carrying amount of goodwill are summarized in the following table:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Balance, beginning of period	$52,505	$28,388	$52,505	$28,388
Goodwill arising in business combination	0	24,138	0	24,138
Balance, end of period	$52,505	$52,526	$52,505	$52,526

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

9. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	September 30,	December 31,
	2021	2020
FHLB-Pittsburgh borrowings	$0	$18,066
Customer repurchase agreements	1,875	1,956
Total short-term borrowings	$1,875	$20,022

The Corporation had available credit with other correspondent banks totaling $45,000,000 at September 30, 2021 and December 31, 2020. These lines of credit are primarily unsecured. No amounts were outstanding at September 30, 2021 or December 31, 2020.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At September 30, 2021, the Corporation had available credit in the amount of $14,482,000 on this line with no outstanding advances. At December 31, 2020, the Corporation had available credit in the amount of $14,654,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with a carrying value of $14,936,000 at September 30, 2021 and $15,126,000 at December 31, 2020.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10%at September 30, 2021 and December 31, 2020. The carrying value of the underlying securities was $1,900,000 at September 30, 2021 and $1,980,000 at December 31, 2020.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $1,044,507,000 at September 30, 2021 and $1,049,690,000 at December 31, 2020. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in other assets in the consolidated balance sheets) were $9,400,000 at September 30, 2021 and $9,720,000 at December 31, 2020. In addition to the short-term and long-term borrowings shown in these tables, there are letters of credit from FHLB-Pittsburgh outstanding in the amount of $5,584,000 at September 30, 2021 and $400,000 at December 31, 2020. The Corporation’s total credit facility with FHLB-Pittsburgh was $752,847,000 at September 30, 2021, including an unused (available) amount of $709,012,000. At December 31, 2020, the Corporation’s total credit facility with FHLB-Pittsburgh was $771,199,000, including an unused (available) amount of $698,977,000.

At September 30, 2021, there were no outstanding short-term borrowings from FHLB-Pittsburgh. At December 31, 2020, short-term borrowings from FHLB-Pittsburgh included five advances totaling $18,000,000 par value, with a weighted average effective interest rate of 0.43%.

LONG-TERM BORROWINGS – FHLB ADVANCES

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	September 30,	December 31,
	2021	2020
Loans maturing in 2021 with a weighted-average rate of 0.94%	$10,520	$26,098
Loans maturing in 2022 with a weighted-average rate of 0.60%	15,510	15,682
Loans maturing in 2023 with a weighted-average rate of 0.73%	7,145	7,224
Loans maturing in 2024 with a weighted-average rate of 0.75%	5,109	5,137
Loan maturing in 2025 with an average rate of 4.91%	396	467
Total long-term FHLB-Pittsburgh borrowings	$38,680	$54,608

Note: Weighted-average rates are presented as of September 30, 2021.

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

The Senior Notes were recorded, net of debt issuance costs of $337,000, at an initial carrying amount of $14,663,000. Debt issuance costs are amortized over the term of the Senior Notes as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Senior Notes totaling $15,000 in the third quarter 2021 and $22,000 in the nine-month period ended September 30, 2021 was included in interest expense in the unaudited consolidated statements of income.

At September 30, 2021 and December 31, 2020, outstanding Senior Notes are as follows:

(In Thousands)	September 30,	December 31,
	2021	2020
Senior Notes with an aggregate par value of $15,000,000; bearing interest at 2.75% with an effective interest rate of 3.23%; maturing in June 2026	$14,685	$0
Total carrying value	$14,685	$0

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

The Subordinated Notes were recorded, net of debt issuance costs of $563,000, at an initial carrying amount of $24,437,000. Debt issuance costs are amortized through June 1, 2026 as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Subordinated Notes totaling $25,000 in the third quarter 2021 and $38,000 in the nine-month period ended September 30, 2021 was included in interest expense in the unaudited consolidated statements of income.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2021 and December 31, 2020, the carrying amounts of subordinated debt agreements are as follows:

(In Thousands)	September 30,	December 31,
	2021	2020
Agreements with an aggregate par value of $8,000,000; bearing interest at 6.25% with an effective interest rate of 5.49%; redeemed at par in June 2021	$0	$8,027
Agreements with an aggregate par value of $6,500,000; bearing interest at 6.50%; maturing in April 2027 and redeemable at par in April 2022	6,500	6,500
Agreement with a par value of $2,000,000; bearing interest at 6.50% with an effective interest rate of 5.60%; maturing in July 2027 and redeemable at par in July 2022	2,013	2,026
Agreements with a par value of $25,000,000; bearing interest at 3.25% with an effective interest rate of 3.74%; maturing in June 2031 and redeemable at par in June 2026	24,475	0
Total carrying value	$32,988	$16,553

10. STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of officers and an Independent Directors Stock Incentive Plan. The 2021 restricted stock awards under the Stock Incentive Plan vest ratably over three years, and the 2021 restricted stock issued under the Independent Directors Stock Incentive Plan vests over one year. Following is a summary of restricted stock awards granted in the nine-month period ended September 30, 2021:

(Dollars in Thousands)		Aggregate
		Grant
		Date
	Number of	Fair
	Shares	Value
1st quarter 2021 awards:
Time-based awards to independent directors	10,989	$220
Time-based awards to employees	46,178	924
Performance-based awards to employees	17,224	345
2nd quarter 2021 awards,
Time-based awards to employees	4,000	100
Total	78,391	$1,589

Compensation cost related to restricted stock is recognized based on the fair value of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. Total annual stock-based compensation for the year ending December 31, 2021 is estimated to total $1,314,000. Total stock-based compensation expense attributable to restricted stock awards amounted to $345,000 in the third quarter 2021 and $248,000 in the third quarter 2020. Total stock-based compensation expense attributable to restricted stock awards amounted to $970,000 in the nine-month period ended September 30, 2021 and $672,000 in the nine-month period ended September 30, 2020.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

11. CONTINGENCIES

Litigation Matters

In the normal course of business, the Corporation is subject to pending and threatened lawsuits in which claims for monetary damages have been asserted. In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of such pending legal proceedings.

Trust Department Tax Reporting Contingency

The Corporation has incurred operational losses from compliance oversight related to trust department tax preparation and administration activities that occurred prior to 2020. In 2020, the Corporation made changes in internal controls and personnel responsible for trust department tax administration activities. Management implemented the changes in internal controls and personnel in an effort to mitigate and prevent the likelihood of new instances of non-compliance from trust department tax administration activities. There were no losses related to trust department tax compliance matters in the third quarter 2021. Losses related to a state tax reporting matter totaled $200,000 in the third quarter 2020. Losses related to trust department tax compliance matters totaled $107,000 in the nine months ended September 30, 2021, and $500,000 in the nine-month period ended September 30, 2020. These losses are included in other noninterest expense in the consolidated statements of income. The balance of accrued interest and other liabilities in the consolidated balance sheets includes $429,000 at September 30, 2021 and $322,000 at December 31, 2020 related to specific tax compliance matters that have been identified; however, no estimate can be made of the amount of additional expenses that may be incurred related to these matters.

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

The aggregate notional amount of interest rate swaps was $123,990,000 at September 30, 2021 and $135,740,000 at December 31, 2020. There were no interest rate swaps originated in the nine-month periods ended September 30, 2021 and 2020. There were no gross amounts of interest rate swap-related assets and liabilities not offset in the consolidated balance sheets at September 30, 2021. The net impact on the consolidated statements of income from interest rate swaps was a reduction in interest income on loans of $335,000 in the third quarter 2021 and $1,013,000 in the nine months ended September 30, 2021 as compared to a reduction in interest income on loans of $351,000 in the third quarter 2020 and the nine months ended September 30, 2020.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the consolidated balance sheets at September 30, 2021 and December 31, 2020:

(In Thousands)	At September 30, 2021				At December 31, 2020
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
	Amount	Value (1)	Amount	Value (2)	Amount	Value (1)	Amount	Value (2)
Interest rate swap agreements	$61,995	$3,902	$61,995	$3,902	$67,870	$6,566	$67,870	$6,566

(1)	Included in other assets in the consolidated balance sheets.
(2)	Included in accrued interest and other liabilities in the consolidated balance sheets.

The Corporation’s agreement with its derivative counterparty provides that if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. Further, if the Corporation were to fail to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements. Available-for-sale securities with a carrying value of $7,069,000 were pledged as collateral against the Corporation’s liability related to the interest rate swaps at September 30, 2021.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2021 and December 31, 2020, assets and liabilities measured at fair value and the valuation methods used are as follows:

	September 30, 2021
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$0	$25,068	$0	$25,068
Obligations of U.S. Government agencies	0	24,312	0	24,312
Obligations of states and political subdivisions:
Tax-exempt	0	139,244	0	139,244
Taxable	0	70,493	0	70,493
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	60,629	0	60,629
Residential collateralized mortgage obligations	0	44,593	0	44,593
Commercial mortgage-backed securities	0	73,518	0	73,518
Total available-for-sale debt securities	0	437,857	0	437,857
Marketable equity security	981	0	0	981
Servicing rights	0	0	2,247	2,247
Interest rate swap agreements, assets	0	3,902	0	3,902
Total recurring fair value measurements, assets	$981	$441,759	$2,247	$444,987

Recurring fair value measurements, liabilities,
Interest rate swap agreements, liabilities	$0	$3,902	$0	$3,902

Nonrecurring fair value measurements, assets:
Impaired loans with a valuation allowance	$0	$0	$7,225	$7,225
Valuation allowance	0	0	(883)	(883)
Impaired loans, net	0	0	6,342	6,342
Foreclosed assets held for sale	0	0	1,374	1,374
Total nonrecurring fair value measurements, assets	$0	$0	$7,716	$7,716

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	December 31, 2020
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$0	$12,182	$0	$12,182
Obligations of U.S. Government agencies	0	26,344	0	26,344
Obligations of states and political subdivisions:
Tax-exempt	0	122,401	0	122,401
Taxable	0	47,452	0	47,452
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	38,176	0	38,176
Residential collateralized mortgage obligations	0	57,467	0	57,467
Commercial mortgage-backed securities	0	45,310	0	45,310
Total available-for-sale debt securities	0	349,332	0	349,332
Marketable equity security	1,000	0	0	1,000
Servicing rights	0	0	1,689	1,689
Interest rate swap agreements, assets	0	6,566	0	6,566
Total recurring fair value measurements, assets	$1,000	$355,898	$1,689	$358,587

Recurring fair value measurements, liabilities,
Interest rate swap agreements, liabilities	$0	$6,566	$0	$6,566

Nonrecurring fair value measurements, assets:
Impaired loans with a valuation allowance	$0	$0	$8,082	$8,082
Valuation allowance	0	0	(925)	(925)
Impaired loans, net	0	0	7,157	7,157
Foreclosed assets held for sale	0	0	1,338	1,338
Total nonrecurring fair value measurements, assets	$0	$0	$8,495	$8,495

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2021 and December 31, 2020, quantitative information regarding valuation techniques and the significant unobservable inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	9/30/2021	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		9/30/2021
Servicing rights	$2,247	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	221.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/2020	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2020
Servicing rights	$1,689	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	277.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

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

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Servicing rights balance, beginning of period	$2,116	$1,284	$1,689	$1,277
Originations of servicing rights	176	374	567	777
Unrealized loss included in earnings	(45)	(221)	(9)	(617)
Servicing rights balance, end of period	$2,247	$1,437	$2,247	$1,437

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

At September 30, 2021 and December 31, 2020, quantitative information regarding valuation techniques and the significant unobservable inputs used for nonrecurring fair value measurements using Level 3 methodologies are as follows:

(Dollars In Thousands)						Weighted
		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	9/30/2021	9/30/2021	9/30/2021	Technique	Inputs	9/30/2021

Impaired loans:
Commercial:
Commercial loans secured by real estate	$6,480	$672	$5,808	Sales comparison	Discount to appraised value	27%
Commercial and industrial	72	72	0	Liquidation of assets	Discount to appraised value	100%
Residential mortgage loans - first and junior liens	673	139	534	Sales comparison	Discount to appraised value	33%
Total impaired loans	$7,225	$883	$6,342
Foreclosed assets held for sale - real estate:
Commercial real estate	$1,195	$0	$1,195	Sales comparison	Discount to appraised value	47%
Residential (1-4 family)	179	0	179	Sales comparison	Discount to appraised value	52%
Total foreclosed assets held for sale	$1,374	$0	$1,374

(Dollars In Thousands)						Weighted
		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2020	12/31/2020	12/31/2020	Technique	Inputs	12/31/2020

Impaired loans:
Commercial:
Commercial loans secured by real estate	$6,501	$691	$5,810	Sales comparison	Discount to appraised value	28%
Commercial and industrial	72	72	0	Liquidation of assets	Discount to appraised value	100%
Residential mortgage loans - first and junior liens	1,509	162	1,347	Sales comparison	Discount to appraised value	31%
Total impaired loans	$8,082	$925	$7,157
Foreclosed assets held for sale - real estate:
Commercial real estate	$1,258	$0	$1,258	Sales comparison	Discount to appraised value	44%
Residential (1-4 family)	80	0	80	Sales comparison	Discount to appraised value	36%
Total foreclosed assets held for sale	$1,338	$0	$1,338

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	September 30, 2021		December 31, 2020
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$190,155	$190,155	$96,017	$96,017
Certificates of deposit	Level 2	8,840	8,949	5,840	6,054
Restricted equity securities (included in Other Assets)	Level 2	9,650	9,650	9,970	9,970
Loans, net	Level 3	1,563,008	1,586,592	1,632,824	1,646,207
Accrued interest receivable	Level 2	7,307	7,307	8,293	8,293

Financial liabilities:
Deposits with no stated maturity	Level 2	1,637,463	1,637,463	1,430,062	1,430,062
Time deposits	Level 2	302,678	304,330	390,407	393,566
Short-term borrowings	Level 2	1,875	1,685	20,022	19,974
Long-term borrowings	Level 2	38,680	39,229	54,608	55,723
Senior debt	Level 2	14,685	15,000	0	0
Subordinated debt	Level 2	32,988	33,150	16,553	16,680
Accrued interest payable	Level 2	633	633	390	390

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

On December 27, 2020, the President of the United States signed into law the Consolidated Appropriations Act, 2021 (the “CAA”), which includes provisions that broadly address additional COVID-19 responses and relief.  Among the additional relief measures included are certain extensions to elements of the CARES Act, including extension of temporary relief from troubled debt restructurings established under Section 4013 of the CARES Act to the earlier of a) January 1, 2022, or b) the date that is 60 days after the date on which the national COVID-19 emergency terminates.

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

To work with clients impacted by COVID-19, the Corporation offers short-term loan modifications on a case-by-case basis to borrowers who were current in their payments at the inception of the loan modification program. Prior to merging with the Corporation on July 1, 2020, Covenant Financial Inc. (“Covenant”) had a similar program in place, and these modified loans have been incorporated into the Corporation’s program. These efforts have been designed to assist borrowers as they deal with the crisis and help the Corporation mitigate credit risk. For loans subject to the program, each borrower is required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts are moved to the end of the loan term. Consistent with Section 4013 of the CARES Act, the modified loans have not been reported as past due, nonaccrual  or as TDRs at September 30, 2021. Most of the modifications under the program became effective in 2020 and provided a deferral of interest or principal and interest for 90-to-180 days.

At September 30, 2021, there were no loans remaining in deferral status under the program. In comparison, at June 30, 2021, the Corporation had 12 loans with an aggregate recorded investment of $6.7 million in deferral status and at September 30, 2020, there were 44 loans with an aggregate recorded investment of $44.6 million in deferral status.

The recorded investment in Paycheck Protection Program (“PPP”) loans at September 30, 2021 was $62.7 million, with contractual principal balances totaling $65.2 million, reduced $2.5 million by the impact of net deferred loan origination fees and a market rate adjustment on PPP loans acquired from Covenant. The recorded investment of $5.7 million in first draw PPP loans at September 30, 2021 decreased $126.6 million from $132.3 million at December 31, 2020, reflecting the impact of loans forgiven and repaid by the Small Business Administration (“SBA”). In the third quarter 2021, the pace of repayments of second draw PPP loans increased as the recorded investment of second draw PPP loans fell to $57.0 million at September 30, 2021 from $72.4 million at June 30, 2021.The term of most first draw PPP loans is two years (some later originated first draw loans are five year terms), with repayment from the SBA to occur sooner to the extent the loans are forgiven. Second draw PPP loans have terms of five years, with repayment from the SBA to occur sooner to the extent the loans are forgiven.

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

C&N Bank’s leverage ratio (Tier 1 capital to average assets) at September 30, 2021 of 10.35% is significantly higher than the well-capitalized threshold of 5%, an excess capital amount of $121.7 million. Similarly, the total capital to risk-weighted assets ratio at September 30, 2021 is 16.35%, which exceeds the well-capitalized threshold of 10%, an excess capital amount of $96.5 million.

Additional details regarding the Corporation’s and C&N Bank’s regulatory capital position are provided in the “Stockholders’ Equity and Capital Adequacy” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

EARNINGS OVERVIEW

Net income was $0.47 per diluted share in the third quarter 2021, up from $0.44 in the second quarter 2021 and up $0.29 from $0.18 in the third quarter 2020. For the nine months ended September 30, 2021, net income per diluted share was $1.46, up from $0.86 per share for the first nine months of 2020. As described below, earnings of $0.47 per share for the third quarter 2021 were 6.0% lower than third

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

quarter 2020 non-U.S. generally accepted accounting principles (U.S. GAAP) earnings per share of $0.50 as adjusted to exclude the impact of merger-related expenses. For the nine months ended September 30, 2021, earnings of $1.46 per share were 15.0% higher than the first nine months of 2020 non-U.S. GAAP earnings per share of $1.27 as adjusted to exclude the impact of merger-related expenses.

The following table provides a reconciliation of the Corporation’s unaudited earnings results under U.S. GAAP to comparative non-U.S. GAAP results excluding merger-related expenses. Management believes disclosure of unaudited earnings results for the periods presented, adjusted to exclude the impact of these items, provides useful information to investors for comparative purposes.

RECONCILIATION OF NET INCOME AND

DILUTED EARNINGS PER SHARE TO NON-U.S.

GAAP MEASURE

(Dollars In Thousands, Except Per Share Data) (Unaudited)

	3rd Quarter 2021				3rd Quarter 2020
	Income			Diluted	Income			Diluted
	Before			Earnings	Before			Earnings
	Income	Income		per	Income	Income		per
	Tax	Tax	Net	Common	Tax	Tax	Net	Common
	Provision	Provision	Income	Share	Provision	Provision	Income	Share
Earnings Under U.S. GAAP	$8,965	$1,566	$7,399	$0.47	$3,286	$438	$2,848	$0.18
Add: Merger-Related Expenses (1)	0	0	0		6,402	1,307	5,095
Adjusted Earnings (Non-U.S. GAAP)	$8,965	$1,566	$7,399	$0.47	$9,688	$1,745	$7,943	$0.50

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	Income			Diluted	Income			Diluted
	Before			Earnings	Before			Earnings
	Income	Income		per	Income	Income		per
	Tax	Tax	Net	Common	Tax	Tax	Net	Common
	Provision	Provision	Income	Share	Provision	Provision	Income	Share
Earnings Under U.S. GAAP	$28,702	$5,456	$23,246	$1.46	$14,961	$2,509	$12,452	$0.86
Add: Merger-Related Expenses (1)	0	0	0		7,526	1,536	5,990
Adjusted Earnings (Non-U.S. GAAP)	$28,702	$5,456	$23,246	$1.46	$22,487	$4,045	$18,442	$1.27

(1) Income tax has been allocated based on a marginal income tax rate of 21%. The effect on the income tax provision is adjusted for the estimated nondeductible portion of the expenses.

Additional highlights related to the Corporation’s third quarter and September 30, 2021 year-to-date unaudited earnings results as compared to the corresponding periods of 2020 are presented below.

Third Quarter 2021 as Compared to Third Quarter 2020

Third quarter 2021 net income was $7,399,000. In comparison, third quarter 2020 net income was $2,848,000, and excluding merger-related expenses, adjusted (non-U.S. GAAP) earnings were $7,943,000. Other significant variances were as follows:

●	Third quarter 2021 net interest income of $19,459,000 was $177,000 higher than the third quarter 2020 total. Average outstanding loans decreased $113.7 million, including a reduction in average PPP loans of $74.5 million, and average total deposits increased $52.2 million. The net interest margin for the third quarter 2021 was 3.59% as compared to 3.57% for the third quarter 2020. The average yield on earning assets of 3.89% for the third quarter 2021 was down 0.13% from the third quarter 2020, while the average rate on interest-bearing liabilities of 0.43% in the third quarter 2021 was 0.19% lower than the comparable third quarter 2020 average rate. Interest and fees on PPP loans totaled $1,639,000 in the third quarter 2021, an increase of $750,000 over the third quarter 2020 amount. Accretion and amortization of purchase accounting adjustments had

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

a net positive impact on net interest income of $563,000 in the third quarter 2021, a decrease of $735,000 from the net positive impact of $1,298,000 in the third quarter 2020
●	The provision for loan losses was $1,530,000 in the third quarter 2021 as compared to $1,941,000 in the third quarter 2020. The provision for loan losses in the third quarter 2021 included a net charge of $611,000 related to specific loans (net charge-offs of $1,205,000 offset by a net decrease in specific allowances on loans of $594,000), and an increase of $919,000 in the collectively determined portion of the allowance. In the third quarter 2021, the Corporation recorded a partial charge-off of $1,194,000 on a commercial loan with an outstanding balance of $3,496,000 at the time of the charge-off. The partial charge-off amount exceeded the specific allowance of $583,000 that had been established at June 30, 2021. The provision for loan losses in the third quarter 2020 included the net impact of a charge-off of $2,219,000 on a commercial loan of $3,500,000 for which the previously-established allowance had been $1,193,000.
●	Noninterest income for the third quarter 2021 was down $611,000 from the third quarter 2020 total. Significant variances included the following:
o	Net gains from sales of loans of $797,000 for the third quarter 2021 were down $1,255,000 from the total for the third quarter 2020, as the volume of residential mortgage loans sold in the third quarter 2021 was down from the third quarter 2020 level.
o	Other noninterest income totaled $665,000, a decrease of $331,000 from the third quarter 2020 as the Corporation recognized income of $279,000 in the third quarter 2020 from a life insurance arrangement in which benefits were split between the Corporation and heirs of a former employee and dividend income from Federal Home Loan Bank stock decreased $55,000.
o	Loan servicing fees, net, were $153,000 in the third quarter 2021, an increase of $240,000 over the third quarter 2020 reduction in revenue of $87,000. The net increase reflects growth in volume of residential mortgage loans sold with servicing retained. Further, the fair value of servicing rights decreased $45,000 in the third quarter 2021 as compared to a reduction in fair value of $221,000 in the third quarter 2020, as market assumptions regarding prepayment speeds have decreased.
o	Trust revenue of $1,821,000 increased $226,000 reflecting the impact of growth in trust assets under management including the impact of market value appreciation.
o	Service charges on deposit accounts of $1,249,000 in the third quarter 2021 were up $204,000 from the third quarter 2020 amount, as the volume of consumer and business overdraft and other activity increased.
o	Brokerage and insurance revenue of $560,000 increased $178,000 from the third quarter 2020 total, due to commissions on higher transaction volume.
o	Interchange revenue from debit card transactions totaled $975,000 in the third quarter 2021, an increase of $147,000 over the third quarter 2020 total, reflecting increases in transaction volumes and number of accounts due to the Covenant acquisition.
●	Noninterest expense, excluding merger-related expenses, increased $698,000 in the third quarter 2021 over the third quarter 2020 amount. Significant variances included the following:
o	Salaries and employee benefits of $9,427,000 increased $724,000, including the impact of increases in administrative, information technology, cash management services and lending personnel.
o	Professional fees of $538,000 increased $116,000, including increases in recruiting services.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

o	Other noninterest expense of $1,850,000 decreased $240,000, including other operational losses decreasing $195,000 as an estimated accrual of $200,000 related to a Trust Department tax compliance and preparation matter was recorded in the third quarter 2020 with no comparable charge in the third quarter 2021.
●	The income tax provision of $1,566,000 for the third quarter 2021 was up $1,128,000 from $438,000 for the third quarter 2020, reflecting higher pre-tax income.

Nine Months Ended September 30, 2021 as Compared to Nine Months Ended September 30, 2020

Net income for the nine-month period ended September 30, 2021 was $23,246,000, or $1.46 per diluted share, while net income for the first nine months of 2020 was $12,452,000, or $0.86 per share. Excluding the impact of merger-related expenses, adjusted (non-U.S. GAAP) earnings for the first nine months of 2020 would be $18,442,000 or $1.27 per share. Other significant variances were as follows:

●	Net interest income was up $10,413,000 (21.8%) for the first nine months of 2021 over the same period in 2020, reflecting growth mainly attributable to the Covenant acquisition. Average outstanding loans increased $241.3 million, and average total deposits increased $396.7 million. The net interest margin was 3.70% for the nine months ended September 30, 2021, up from 3.67% for the first nine months of 2020. Interest and fees on PPP loans totaled $4,886,000 for the first nine months of 2021, an increase of $3,457,000 compared to the first nine months of 2020. Accretion and amortization of purchase accounting adjustments had a net positive impact on net interest income of $2,228,000 in the first nine months of 2021 as compared to a net positive impact of $1,999,000 in the first nine months of 2020.
●	For the first nine months of 2021, the provision for loan losses was $2,533,000, a decrease in expense of $760,000 as compared to $3,293,000 recorded in the first nine months of 2020. The provision for the first nine months of 2021 includes the impact of a charge-off of $1,194,000 on a commercial loan with an outstanding balance of $3,496,000, as previously discussed. In comparison, the provision for loan losses in the first nine months of 2020 included the impact of the $2,219,000 charge-off of a commercial loan of $3,500,000.
●	Noninterest income for the first nine months of 2021 was up $1,662,000 from the total for the first nine months of 2020. Significant variances included the following:
o	Loan servicing fees, net, were $547,000 in the first nine months of 2021, an increase of $806,000 over the 2020 total of negative $259,000 (a decrease in revenue). The net increase reflects growth in volume of residential mortgage loans sold with servicing retained. Further, the fair value of servicing rights decreased $9,000 in the first nine months of 2021 as compared to a reduction in fair value of $617,000 in 2020 mainly due to changes in assumptions related to prepayments of mortgage loans.
o	Trust revenue of $5,254,000 increased $615,000 reflecting the impact of growth in average trust assets under management including the impact of market value appreciation.
o	Interchange revenue from debit card transactions totaled $2,854,000 for the first nine months of 2021, an increase of $577,000, reflecting an increase in transaction volumes.
o	Brokerage and insurance revenue of $1,392,000 increased $271,000, due to commissions on higher transaction volume.
o	Other noninterest income totaled $2,837,000, an increase of $254,000 over 2020. Within this category, significant variances included the following:
o	Income from realization of tax credits was $268,000 higher in the first nine months of 2021 as compared to 2020 due to higher PA Educational Improvement Tax Credit Program donations.
o	Fee income for providing credit enhancement on sale of mortgage loans increased $158,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

o	Credit card interchange income increased $69,000 due to higher transaction volume.
o	Income from investment in a title agency increased $54,000.
o	Merchant services income increased $43,000.
o	Other noninterest income decreased $279,000 due to the impact of the life insurance transaction in 2020 in which benefits were split between the Corporation and heirs of a former employee.
o	Dividend income from Federal Home Loan Bank stock decreased $76,000.
o	Service charges on deposit accounts of $3,337,000 in the first nine months of 2021 increased $211,000 from the total for the first nine months of 2020, as consumer and business activity increased.
o	Net gains from sales of loans totaled $2,786,000 in the first nine months of 2021, a decrease of $1,145,000 from the total for the first nine months of 2020. The decrease reflects a decrease in volume of mortgage loans sold, resulting mainly from lower refinancing activity and overall market conditions.
●	Noninterest expense, excluding merger-related expenses, increased $6,620,000 for the nine months ended September 30, 2021 over the total for the first nine months of 2020. Significant variances included the following:
o	Total salaries and wages and benefits expenses increased $4,757,000, reflecting inclusion of the former Covenant operations for nine months in 2021 as compared to three months in 2020, as well as increases in lending, human resources, information technology and other personnel needed to accommodate growth.
o	Net occupancy and equipment expense increased $473,000, primarily reflecting an increase due to the Covenant acquisition.
o	Data processing and telecommunications expenses increased $383,000, including the impact of growth related to the Covenant acquisition, increased costs from outsourced support services and other increases in software licensing and maintenance costs.
o	Professional fees expense increased $418,000, mainly due to increases in recruiting services and PPP loan processing professional fees.
o	Other noninterest expense increased $256,000. Within this category, significant variances included the following:
o	FDIC insurance expense totaled $431,000, an increase of $244,000.
o	Donations expense increased $230,000, mainly due to an increase in donations associated with the PA Educational Improvement Tax Credit program.
o	Business development expenses totaled $345,000, an increase of $201,000, due primarily to an increase in public relations expense.
o	Other operational losses totaled $159,000, a decrease of $394,000, including a reduction in charges related to Trust Department tax compliance and preparation matters.
o	The allowance for SBA claim adjustments decreased, reflecting more favorable claim results than previously estimated, resulting in a reduction in expense of $208,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	The income tax provision was $5,456,000 for the nine months ended September 30, 2021, up from $2,509,000 for the first nine months of 2020. Pre-tax income was $13,741,000 higher in the first nine months of 2021 as compared to 2020. The effective tax rate was 19.0% for the first nine months of 2021, higher than the 16.8% effective tax rate for the first nine months of 2020. The tax benefit of tax-exempt interest income was 2.4% of pre-tax income in the first nine months of 2021 as compared to a 5.0% benefit in 2020.

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

In connection with the Covenant acquisition, effective July 1, 2020, the Corporation recorded goodwill of $24.1 million and a core deposit intangible asset of $3.1 million. Assets acquired included loans valued at $464.2 million, cash and due from banks of $97.8 million, bank-owned life insurance valued at $11.2 million and securities valued at $10.8 million. Liabilities assumed included deposits valued at $481.8 million, borrowings valued at $64.0 million and subordinated debt valued at $10.1 million. The assets purchased and liabilities assumed in the acquisition were recorded at their preliminary estimated fair values at the time of closing and may be adjusted for up to one year subsequent to the acquisition. There were no adjustments to the fair values of assets acquired and liabilities assumed in the Covenant acquisition in the nine months ended September 30, 2021.

TABLE I – QUARTERLY FINANCIAL DATA

(Dollars In Thousands,	For the Three Months Ended :
Except Per Share Data)	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(Unaudited)	2021	2021	2021	2020	2020	2020	2020
Interest income	$21,073	$20,428	$21,754	$21,859	$21,751	$16,513	$17,037
Interest expense	1,614	1,747	1,671	2,104	2,469	2,267	2,755
Net interest income	19,459	18,681	20,083	19,755	19,282	14,246	14,282
Provision (credit) for loan losses	1,530	744	259	620	1,941	(176)	1,528
Net interest income after provision (credit) for loan losses	17,929	17,937	19,824	19,135	17,341	14,422	12,754
Noninterest income	6,359	6,300	6,782	6,565	6,970	5,528	5,281
Net gains on securities	23	2	0	144	25	0	0
Loss on prepayment of borrowings	0	0	0	1,636	0	0	0
Merger-related expenses	0	0	0	182	6,402	983	141
Other noninterest expenses	15,346	15,399	15,709	15,775	14,648	12,274	12,912
Income before income tax provision	8,965	8,840	10,897	8,251	3,286	6,693	4,982
Income tax provision	1,566	1,780	2,110	1,481	438	1,255	816
Net income	$7,399	$7,060	$8,787	$6,770	$2,848	$5,438	$4,166
Net income attributable to common shares	$7,336	$6,999	$8,722	$6,727	$2,830	$5,405	$4,146
Basic earnings per common share	$0.47	$0.44	$0.55	$0.43	$0.18	$0.39	$0.30
Diluted earnings per common share	$0.47	$0.44	$0.55	$0.43	$0.18	$0.39	$0.30

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and nine-month periods ended September 30, 2021 and 2020. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

Three-Month Periods Ended September 30, 2021 and 2020

For the three-month periods, fully taxable equivalent net interest income was $19,751,000 in 2021, which was $216,000 (1.1%) higher than in 2020. Interest income in the third quarter was $21,365,000 which was $639,000 lower in 2021 as compared to 2020, while interest expense was lower by $855,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.59% in 2021 as compared to 3.57% in 2020, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) increased to 3.46% in 2021 from 3.40% in 2020. The average yield on earning assets of 3.89% was 0.13% lower in 2021 as compared to 2020, and the average rate on interest- bearing liabilities of 0.43% in 2021 was 0.19% lower.

Income from purchase accounting-related adjustments in the third quarter 2021 had a positive effect on net interest income of $563,000, including an increase in income on loans of $298,000 and net reductions in interest expense on time deposits and borrowed funds totaling $265,000. The positive impact to the third quarter 2021 net interest margin from purchase accounting adjustments was 0.10%. In comparison, the positive impact of purchase accounting adjustments to the third quarter 2020 net interest margin was $1,298,000, or 0.24%.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $21,365,000 in 2021, a decrease of $639,000 from 2020.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Interest and fees from loans receivable decreased $627,000 in 2021 as compared to 2020. Average outstanding loans receivable decreased $113,735,000 (6.7%) to $1,591,857,000 in 2021 from $1,705,592,000 in 2020, including a reduction in average PPP loans of $74,501,000. The average balance of other loans also decreased, as falling interest rates contributed to accelerated prepayments and demand for new commercial loans was muted over much of 2020 and 2021. In addition, the Corporation has sold an increased proportion of its residential mortgage loans into the secondary market over the past few years, which has helped to enhance noninterest income in 2020 and 2021 but has contributed to a net reduction in average outstanding loans.

The average yield on loans in the third quarter 2021 was 4.76%, up from 4.60% in the third quarter 2020. Although the average yield on taxable loans other than PPP loans fell to 4.70% in 2021 from 4.91% in 2020, and the average yield on tax-exempt loans fell to 2.90% in 2021 from 3.57% in 2020, the average yield on the total portfolio was affected by the comparatively high yield on PPP loans. Interest and fees on PPP loans totaled $1,639,000 in the third quarter 2021, an increase of $750,000 over the third quarter 2020, as previously deferred fees were recognized in income upon the SBA’s repayment of loans based on forgiveness of the underlying borrowers.

Interest income from available-for-sale debt securities decreased $35,000 in 2021 from 2020. Total average available-for-sale debt securities (at amortized cost) increased to $391,148,000 in 2021 from $321,541,000 in 2020. The average balance of taxable securities increased by $36,199,000, while the average balance of tax-exempt securities increased $33,408,000. The average yield on available-for-sale debt securities was 2.18% for 2021, down from 2.70% in 2020. The reduction in yield on available-for-sale securities reflects accelerating calls and prepayments of amortizing securities attributable to lower interest rates as well as purchases of lower yielding securities at recent market rates.

Income from interest-bearing due from banks totaled $106,000 in 2021, an increase of $37,000 from 2020. The average yield on interest-bearing due from banks was 0.22% in 2021 and 0.19% in 2020. Within this category, the largest asset balance in 2021 and 2020 has been interest-bearing deposits held with the Federal Reserve. The average balance of $195,359,000, or 9.0% of total average earning assets in the third quarter 2021, was up $47,816,000 from $147,543,000, or 6.8% of total average earning assets in the third quarter 2020. The levels of cash held at the Federal Reserve in both periods were significantly higher as compared to customary levels prior to the onset of the COVID-19 pandemic. Throughout most of 2020 and 2021, funds received from PPP and other loan repayments and increases in deposits have outpaced uses of funds for loan originations, purchases of securities and repayments of borrowings.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

For the three-month periods, interest expense decreased $855,000 to $1,614,000 in 2021 from $2,469,000 in 2020. Interest expense on deposits decreased $724,000, as the average rate on interest-bearing deposits decreased to 0.30% in 2021 from 0.50% in 2020. The decrease in average rates on deposits includes decreases of 0.32% on time deposits, 0.14% on money market accounts, 0.06% on interest checking accounts and 0.01% on saving accounts. The change in mix of deposits also contributed to the reduction in average rate, as time deposits fell to 16.2% of average total deposits in the third quarter 2021 from 23.9% in the third quarter 2020.

Average total deposits increased $52,215,000 (2.8%) to $1,936,758,000 in the third quarter from $1,884,543,000 in 2020. The increase in average balance on deposits reflects PPP-related activity and funding from other government stimulus programs.

Interest expense on short-term borrowings in the third quarter 2021 was less than $1,000 as compared to $73,000 in 2020. The average balance of short-term borrowings decreased to $2,185,000 in 2021 from $44,660,000 in 2020. The average rate on short-term borrowings was 0.65% in 2020.

Interest expense on long-term borrowings (FHLB advances) decreased $275,000 to $87,000 in 2021 from $362,000 in 2020. The average balance of long-term borrowings was $41,083,000 in 2021, down from an average balance of $102,857,000 in 2020. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations. The average rate on long-term borrowings was 0.84% in 2021 compared to 1.40% in 2020.

In May 2021, the Corporation issued unsecured senior notes with a total carrying value at issuance of $14,663,000, net of issuance costs. The senior notes were issued to provide funding at a relatively attractive cost for the holding company, Citizens & Northern Corporation. Interest expense on the senior notes totaled $118,000 in the third quarter 2021. The average balance of the senior notes was $14,674,000 in the third quarter of 2021 at an average rate of 3.19%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Interest expense on subordinated debt increased $99,000 to $346,000 in 2021 from $247,000 in 2020. The average balance of subordinated debt increased to $32,978,000 in 2021 from $16,540,000 in 2020, reflecting a new issue of subordinated debt with a total carrying value at issuance of $24,437,000, net of issuance costs, in May 2021, partially offset by the redemption of subordinated notes totaling $8,000,000 in June 2021. The subordinated notes issued in May 2021 bear interest at 3.25% with an effective interest rate of 3.74%, maturing in June 2031 and redeemable at par beginning in June 2026. If not redeemed, the subordinated notes will bear interest at a variable rate, resetting quarterly, from June 1, 2026 until maturity. The subordinated notes are a source of Tier 2 capital for the holding company. The average rate incurred on subordinated debt was 4.16% in 2021, down from 5.94% in 2020.

More information regarding the terms of borrowed funds is provided in Note 9 to the unaudited consolidated financial statements.

Nine-Month Periods Ended September 30, 2021 and 2020

For the nine-month periods, fully taxable equivalent net interest income was $59,056,000 in 2021, $10,532,000 (21.7%) higher than in 2020. Interest income was $8,073,000 higher in 2021 as compared to 2020, while interest expense was lower by $2,459,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.70% in 2021 as compared to 3.67% in 2020, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.55% in 2021, up from 3.44% in 2020. The overall increase in net interest income resulted mainly from the acquisition of Covenant in the third quarter 2020 and income from the PPP loan program.

Accretion and amortization of purchase accounting adjustments related to the Covenant and Monument acquisitions had a positive effect on net interest income in the nine months ended September 30, 2021 of $2,228,000, including an increase in income on loans of $1,052,000 and net reductions in interest expense on time deposits and borrowed funds totaling $1,176,000. In comparision, the net positive impact on net interest income of purchase accounting adjustments was $1,999,000 in the nine-month period ended September 30, 2020. The net positive impact to the net interest margin from purchase accounting adjustments was 0.14% in the first nine months of 2021 as compared to 0.15% in the first nine months of 2020.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $64,088,000 in 2021, an increase of $8,073,000 from 2020. Interest and fees on loans receivable increased $8,296,000, or 16.8%, to $57,734,000 in 2021 from $49,438,000 in 2020. Table IV shows the increase in interest on loans includes an increase of $8,431,000 attributable to changes in volume and a decrease of $135,000 related to changes in average rates.

For the first nine months of 2021, average outstanding loans totaled $1,611,032,000, an increase of $241,296,000 (17.6%) over the comparative amount for the first nine months of 2020. The increase in average loans outstanding includes the effect of loans acquired from Covenant, effective July 1, 2020, as well as an increase in the average balance of PPP loans.

The fully taxable equivalent yield on loans in 2021 was 4.79% compared to 4.82% in 2020 as current rates on variable rate loans and rates on recent new loan originations have decreased, and prepayments of loans have increased, consistent with decreases in market interest rates. Further, yields on loans acquired from Covenant on July 1, 2020 were recorded at then-current market yields, which were lower than the Corporation’s average portfolio yield before the acquisition. Similar to the third quarter comparision, the overall yield on loans in the nine-month period ended September 30, 2021 included the impact of the acceleration of fees recognized on PPP loans as repayments have been received from the SBA.

Interest income on available-for-sale debt securities totaled $6,071,000 in 2021, a decrease of $254,000 from the total for 2020. As indicated in Table III, average available-for-sale debt securities (at amortized cost) totaled $364,452,000 in 2021, an increase of $36,935,000 from 2020. The average yield on available-for-sale debt securities decreased to 2.23% in 2021 from 2.58% in 2020, reflecting acceleration of calls and prepayments of amortizing securities and purchases of lower-yielding securities at recent, lower market rates.

For the nine-month periods, interest income from interest-bearing due from banks totaled $230,000 in 2021, an increase of $39,000 from $191,000 in 2020. The average balance increased $88,694,000, as increases in deposits and funds from loan repayments outpaced uses of funds for loan originations, purchases of securities and repayments of borrowings. The average balance of interest-bearing due from

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

banks totaled 7.4% of average total earning assets for the nine months ended September 30, 2021 as compared to 3.9% in 2020. The average yield on interest-bearing due from banks was 0.20% in 2021 as compared to 0.37% in 2020, due to decreases in market rates.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense decreased $2,459,000 to $5,032,000 in 2021 from $7,491,000 in 2020. Table III shows that the overall cost of funds on interest-bearing liabilities decreased to 0.46% in 2021 from 0.79% in 2020. The average rate on interest-bearing deposits decreased to 0.34% in 2021 from 0.67% in 2020. Table IV shows the reduction in interest expense related to changes in rate accounted for $2,912,000 of the decrease in expense, partially offset by an increase in expense of $453,000 attributable to volume.

For the nine-month period ended September 30, 2021, average total deposits increased $396,652,000 (26.5%) to $1,896,023,000 in 2021 from $1,499,371,000 in 2020. The increase in average deposits includes the impact of the Covenant acquisition. The average rate on interest-bearing deposits decreased to 0.34% in 2021 from 0.67% in 2020. The decrease in average rate on deposits includes decreases of 0.64% on time deposits, 0.15% on money market accounts, 0.09% on interest checking accounts and 0.03% on saving accounts. The average balance of time deposits fell to 17.9% of average total deposits in 2021 from 26.1% in 2020, further contributing to the reduction in average rate on deposits.

Interest expense on short-term borrowings decreased $313,000 to $22,000 in 2021 from $335,000 in 2020. The average balance of short-term borrowings decreased to $7,648,000 in 2021 from $36,492,000 in 2020. The average rate on short-term borrowings decreased to 0.38% in 2021 from 1.23% in 2020.

Interest expense on long-term borrowings (FHLB advances) decreased $640,000 to $330,000 in 2021 from $970,000 in 2020. The average balance of long-term borrowings was $46,863,000 in 2021, down from an average balance of $80,030,000 in 2020. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations. The average rate on long-term borrowings was 0.94% in 2021 compared to 1.62% in 2020. The reduction in both average balance and rate reflects the prepayment of higher cost borrowings of $48,036,000 in December 2020.

Interest expense on the senior notes issued in May 2021 totaled $175,000 in 2021. The average balance of the senior notes was $7,255,000 in 2021 with an average rate of 3.23%.

Interest expense on subordinated debt increased $487,000 to $947,000 in 2021 from $460,000 in 2020. The average balance of subordinated debt increased to $25,539,000 in 2021 from $9,871,000 in 2020 reflecting the net impact of subordinated debt agreements assumed in the Covenant transaction of $10,091,000 in July 2020, the new issue of subordinated debt of $24,437,000, net, in May 2021 and the redemption of subordinated notes totaling $8,000,000 in June 2021. The average rate on subordinated debt decreased to 4.96% in 2021 from 6.22% in 2020.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	.	September 30,		Increase/
(In Thousands)	2021	2020	(Decrease)		2021	2020	(Decrease)
INTEREST INCOME
Interest-bearing due from banks	$106	$69	$37		$230	$191	$39
Available-for-sale debt securities:
Taxable	1,304	1,483	(179)		3,604	4,451	(847)
Tax-exempt	842	698	144		2,467	1,874	593
Total available-for-sale debt securities	2,146	2,181	(35)		6,071	6,325	(254)
Loans receivable:
Taxable	16,890	18,269	(1,379)		51,209	46,316	4,893
Paycheck Protection Program - 1st Draw	618	889	(271)		3,289	1,429	1,860
Paycheck Protection Program - 2nd Draw	1,021	0	1,021		1,597	0	1,597
Tax-exempt	568	566	2		1,639	1,693	(54)
Total loans receivable	19,097	19,724	(627)		57,734	49,438	8,296
Other earning assets	16	30	(14)		53	61	(8)
Total Interest Income	21,365	22,004	(639)		64,088	56,015	8,073

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	230	271	(41)		686	716	(30)
Money market	269	368	(99)		895	863	32
Savings	58	57	1		170	175	(5)
Time deposits	506	1,091	(585)		1,807	3,972	(2,165)
Total interest-bearing deposits	1,063	1,787	(724)		3,558	5,726	(2,168)
Borrowed funds:
Short-term	0	73	(73)		22	335	(313)
Long-term - FHLB advances	87	362	(275)		330	970	(640)
Senior notes, net	118	0	118		175	0	175
Subordinated debt, net	346	247	99		947	460	487
Total borrowed funds	551	682	(131)		1,474	1,765	(291)
Total Interest Expense	1,614	2,469	(855)		5,032	7,491	(2,459)

Net Interest Income	$19,751	$19,535	$216		$59,056	$48,524	$10,532

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table III - Analysis of Average Daily Balances and Rates

(Dollars in Thousands)	Three Months		Three Months		Nine Months		Nine Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	9/30/2021	Return/	9/30/2020	Return/	9/30/2021	Return/	9/30/2020	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Interest-bearing due from banks	$195,359	0.22%	$147,543	0.19%	$157,231	0.20%	$68,537	0.37%
Available-for-sale debt securities,
at amortized cost:
Taxable	263,682	1.96%	227,483	2.59%	241,716	1.99%	245,487	2.42%
Tax-exempt	127,466	2.62%	94,058	2.95%	122,736	2.69%	82,030	3.05%
Total available-for-sale debt securities	391,148	2.18%	321,541	2.70%	364,452	2.23%	327,517	2.58%
Loans receivable:
Taxable	1,426,503	4.70%	1,480,247	4.91%	1,424,457	4.81%	1,228,521	5.04%
Paycheck Protection Program - 1st Draw	19,625	12.49%	162,234	2.18%	58,900	7.47%	80,322	2.38%
Paycheck Protection Program - 2nd Draw	68,108	5.95%	0	0.00%	58,173	3.67%	0	0.00%
Tax-exempt	77,621	2.90%	63,111	3.57%	69,502	3.15%	60,893	3.71%
Total loans receivable	1,591,857	4.76%	1,705,592	4.60%	1,611,032	4.79%	1,369,736	4.82%
Other earning assets	2,355	2.70%	3,361	3.55%	2,556	2.77%	2,346	3.47%
Total Earning Assets	2,180,719	3.89%	2,178,037	4.02%	2,135,271	4.01%	1,768,136	4.23%
Cash	24,436		33,291		24,564		23,467
Unrealized gain on securities	12,411		15,277		11,831		12,021
Allowance for loan losses	(12,688)		(11,473)		(12,143)		(10,988)
Bank-owned life insurance	30,445		30,078		30,301		22,539
Bank premises and equipment	20,620		21,763		20,860		19,251
Intangible assets	56,021		57,008		56,153		38,786
Other assets	43,947		48,451		43,694		36,632
Total Assets	$2,355,911		$2,372,432		$2,310,531		$1,909,844

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$423,371	0.22%	$382,997	0.28%	$389,349	0.24%	$290,420	0.33%
Money market	446,385	0.24%	386,848	0.38%	428,985	0.28%	268,095	0.43%
Savings	231,093	0.10%	201,401	0.11%	224,050	0.10%	184,829	0.13%
Time deposits	312,979	0.64%	449,964	0.96%	339,558	0.71%	391,827	1.35%
Total interest-bearing deposits	1,413,828	0.30%	1,421,210	0.50%	1,381,942	0.34%	1,135,171	0.67%
Borrowed funds:
Short-term	2,185	0.00%	44,660	0.65%	7,648	0.38%	36,492	1.23%
Long-term - FHLB advances	41,083	0.84%	102,857	1.40%	46,863	0.94%	80,030	1.62%
Senior notes, net	14,674	3.19%	0	0.00%	7,255	3.23%	0	0.00%
Subordinated debt, net	32,978	4.16%	16,540	5.94%	25,539	4.96%	9,871	6.22%
Total borrowed funds	90,920	2.40%	164,057	1.65%	87,305	2.26%	126,393	1.87%
Total Interest-bearing Liabilities	1,504,748	0.43%	1,585,267	0.62%	1,469,247	0.46%	1,261,564	0.79%
Demand deposits	522,930		463,333		514,081		364,200
Other liabilities	25,386		26,367		25,729		18,804
Total Liabilities	2,053,064		2,074,967		2,009,057		1,644,568
Stockholders' equity, excluding
other comprehensive income	292,936		285,158		292,017		255,545
Accumulated other comprehensive income	9,911		12,307		9,457		9,731
Total Stockholders' Equity	302,847		297,465		301,474		265,276
Total Liabilities and Stockholders' Equity	$2,355,911		$2,372,432		$2,310,531		$1,909,844
Interest Rate Spread		3.46%		3.40%		3.55%		3.44%
Net Interest Income/Earning Assets		3.59%		3.57%		3.70%		3.67%

Total Deposits (Interest-bearing
and Demand)	$1,936,758		$1,884,543		$1,896,023		$1,499,371
(1)	Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(3)	Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	Three Months Ended 9/30/21 vs. 9/30/20			.	Nine Months Ended 9/30/21 vs. 9/30/20
	Change in	Change in	Total		Change in	Change in	Total
	Volume	Rate	Change		Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks	$1	$36	$37		$162	$(123)	$39
Available-for-sale debt securities:
Taxable	200	(379)	(179)		(67)	(780)	(847)
Tax-exempt	226	(82)	144		838	(245)	593
Total available-for-sale debt securities	426	(461)	(35)		771	(1,025)	(254)
Loans receivable:
Taxable	(677)	(702)	(1,379)		7,085	(2,192)	4,893
Paycheck Protection Program - 1st Draw	(1,356)	1,085	(271)		(472)	2,332	1,860
Paycheck Protection Program - 2nd Draw	1,021	0	1,021		1,597	0	1,597
Tax-exempt	123	(121)	2		221	(275)	(54)
Total loans receivable	(889)	262	(627)		8,431	(135)	8,296
Other earning assets	(7)	(7)	(14)		5	(13)	(8)
Total Interest Income	(469)	(170)	(639)		9,369	(1,296)	8,073

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	20	(61)	(41)		206	(236)	(30)
Money market	37	(136)	(99)		402	(370)	32
Savings	8	(7)	1		33	(38)	(5)
Time deposits	(402)	(183)	(585)		(475)	(1,690)	(2,165)
Total interest-bearing deposits	(337)	(387)	(724)		166	(2,334)	(2,168)
Borrowed funds:
Short-term	(53)	(20)	(73)		(168)	(145)	(313)
Long-term - FHLB advances	(180)	(95)	(275)		(318)	(322)	(640)
Senior notes, net	118	0	118		175	0	175
Subordinated debt, net	172	(73)	99		598	(111)	487
Total borrowed funds	57	(188)	(131)		287	(578)	(291)
Total Interest Expense	(280)	(575)	(855)		453	(2,912)	(2,459)

Net Interest Income	$(189)	$405	$216		$8,916	$1,616	$10,532
(1)	Changes in income on tax-exempt securities and loans are presented on a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST INCOME

TABLE V – COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)	Three Months Ended
	September 30,		$	%
	2021	2020	Change	Change
Trust revenue	$1,821	$1,595	$226	14.2%
Brokerage and insurance revenue	560	382	178	46.6%
Service charges on deposit accounts	1,249	1,045	204	19.5%
Interchange revenue from debit card transactions	975	828	147	17.8%
Net gains from sales of loans	797	2,052	(1,255)	(61.2)%
Loan servicing fees, net	153	(87)	240	N/M
Increase in cash surrender value of life insurance	139	159	(20)	(12.6)%
Other noninterest income	665	996	(331)	(33.2)%
Total noninterest income, excluding realized gains on securities, net	6,359	6,970	(611)	(8.8)%
Realized gains on available-for-sale debt securities, net	23	25	(2)	(8.0)%
Total noninterest income	$6,382	$6,995	$(613)	(8.8)%

N/M = Not Meaningful

Total noninterest income, excluding realized gains on securities, net in the third quarter 2021 decreased $611,000 (8.8%) from the third quarter 2020 total. Changes of significance are discussed in the Earnings Overview section of Management’s Discussion and Analysis.

(Dollars in Thousands)	Nine Months Ended
	September 30,		$	%
	2021	2020	Change	Change
Trust revenue	$5,254	$4,639	$615	13.3%
Brokerage and insurance revenue	1,392	1,121	271	24.2%
Service charges on deposit accounts	3,337	3,126	211	6.7%
Interchange revenue from debit card transactions	2,854	2,277	577	25.3%
Net gains from sales of loans	2,786	3,931	(1,145)	(29.1)%
Loan servicing fees, net	547	(259)	806	N/M
Increase in cash surrender value of life insurance	434	361	73	20.2%
Other noninterest income	2,837	2,583	254	9.8%
Total noninterest income, excluding realized gains on securities, net	19,441	17,779	1,662	9.3%
Realized gains on available-for-sale debt securities, net	25	25	0	0.0%
Total noninterest income	$19,466	$17,804	$1,662	9.3%

N/M = Not Meaningful

Total noninterest income, excluding realized gains on securities, net for the first nine months of 2021 increased $1,662,000 (9.3%) from the total for the first nine months of 2020. Changes of significance are discussed in the Earnings Overview section of Management’s Discussion and Analysis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST EXPENSE

TABLE VI - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)	Three Months Ended
	September 30,		$	%
	2021	2020	Change	Change
Salaries and employee benefits	$9,427	$8,703	$724	8.3%
Net occupancy and equipment expense	1,217	1,189	28	2.4%
Data processing and telecommunications expense	1,475	1,482	(7)	(0.5)%
Automated teller machine and interchange expense	357	340	17	5.0%
Pennsylvania shares tax	482	422	60	14.2%
Professional fees	538	422	116	27.5%
Other noninterest expense	1,850	2,090	(240)	(11.5)%
Total noninterest expense, excluding merger-related expenses	15,346	14,648	698	4.8%
Merger-related expenses	0	6,402	(6,402)	(100.0)%
Total noninterest expense	$15,346	$21,050	$(5,704)	(27.1)%

Total noninterest expense in the third quarter 2021 decreased $5,704,000 (27.1%) from the third quarter 2020 total. Excluding merger-related expenses from the third quarter 2020, total noninterest expense in the third quarter 2021 increased $698,000 (4.8%) from the third quarter 2020. Changes of significance are discussed in the Earnings Overview section of Management’s Discussion and Analysis.

(Dollars in Thousands)	Nine Months Ended
	September 30,		$	%
	2021	2020	Change	Change
Salaries and employee benefits	$27,821	$23,064	$4,757	20.6%
Net occupancy and equipment expense	3,740	3,267	473	14.5%
Data processing and telecommunications expense	4,342	3,959	383	9.7%
Automated teller machine and interchange expense	1,049	912	137	15.0%
Pennsylvania shares tax	1,463	1,267	196	15.5%
Professional fees	1,683	1,265	418	33.0%
Other noninterest expense	6,356	6,100	256	4.2%
Total noninterest expense, excluding merger-related expenses	46,454	39,834	6,620	16.6%
Merger-related expenses	0	7,526	(7,526)	(100.0)%
Total noninterest expense	$46,454	$47,360	$(906)	(1.9)%

Total noninterest expense for the first nine months of 2021 decreased $906,000 (1.9%) from the total for the first nine months of 2020. Total noninterest expense for the first nine months of 2021 increased $6,620,000 (16.6%) from the total excluding merger-related expenses, for the first nine months of  2020. Changes of significance, including the impact of the Covenant acquisition that closed July 1, 2020, are discussed in the Earnings Overview section of Management’s Discussion and Analysis.

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The income tax provision for the first nine months of 2021 was $5,456,000, which was $2,947,000 higher than the provision for the first nine months of 2020. The effective tax rate (tax provision as a percentage of pre-tax income) was 19.0% in the first nine months of 2021 compared to 16.8% in the first nine months of 2020. The Corporation’s effective tax rates differ from the statutory rate of 21% in the first nine months of 2021 and 2020 principally because of the effects of tax-exempt interest income, state income taxes and other permanent differences. The higher effective tax rate in the first nine months of 2021 as compared to 2020 resulted mainly from a reduction in the proportion of tax-exempt interest income to total pre-tax income.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The net deferred tax asset at September 30, 2021 and December 31, 2020 represents the following temporary difference components:

	September 30,	December 31,
(In Thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$2,678	$2,154
Purchase accounting adjustments on loans	1,713	1,930
Net operating loss carryforward	807	896
Operating leases liability	846	724
Other deferred tax assets	3,102	3,089
Total deferred tax assets	9,146	8,793

Deferred tax liabilities:
Unrealized holding gains on securities	1,674	3,104
Defined benefit plans - ASC 835	28	32
Bank premises and equipment	492	1,216
Core deposit intangibles	754	840
Right-of-use assets from operating leases	846	724
Other deferred tax liabilities	224	172
Total deferred tax liabilities	4,018	6,088
Deferred tax asset, net	$5,128	$2,705

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

Management believes the recorded net deferred tax asset at September 30, 2021 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Income section of Management’s Discussion and Analysis. Other significant balance sheet items, including securities, the allowance for loan losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding letters of credit at September 30, 2021, and management does not expect the amount of purchases of bank premises and equipment to have a material, detrimental effect on the Corporation’s financial condition in 2021.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2021, gross loans outstanding totaled $1,575,708,000, a decrease of $68,501,000 from December 31, 2020, including a reduction in PPP loans of $69,541,000 due to repayments and a net reduction in residential mortgage loans of $41,309,000. The net reduction in loans outstanding over the past 9 months reflects the impact of high levels of loan prepayments consistent with low interest rates and a high proportion of new mortgage loans being sold into the secondary market. Excluding PPP loans, total commercial loans at September 30, 2021 were up $41,099,000 from December 31, 2020. At September 30, 2021, commercial loans represented approximately 62% of the portfolio while residential mortgage loans totaled 37% of the portfolio.

While the Corporation’s lending activities are primarily concentrated in its market areas, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial”, “Commercial loans secured by real estate”, “Political subdivisions” and “Other commercial” classes in the loan tables presented in this Form 10-Q. Total participation loans outstanding amounted to $57,918,000 at September 30, 2021, down from $65,741,000 at December 31, 2020. At September 30, 2021, the balance of participation loans outstanding includes a total of $33,530,000 to businesses located outside of the Corporation’s market areas. Also, included within participation loans are “leveraged loans,” meaning loans to businesses with minimal tangible book equity and for which the extent of collateral available is limited, though typically at the time of origination the businesses have demonstrated strong cash flow performance in their recent histories. Leveraged participation loans totaled $7,565,000 at September 30, 2021 and $8,437,000 at December 31, 2020.

The Corporation originates and sells residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Xtra program consist primarily of conforming, prime loans sold to the Federal National Mortgage Association (Fannie Mae), a quasi-government entity. The Corporation also originates and sells residential mortgage loans to the secondary market through the MPF Original program, administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Original program consist primarily of conforming, prime loans sold to the Federal Home Loan Bank of Pittsburgh. In late 2019, the Corporation began to originate and sell larger-balance, nonconforming mortgages under the MPF Direct Program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The Corporation does not retain servicing rights for loans sold under the MPF Direct Program. Through September 30, 2021, the Corporation’s activity under the MPF Direct Program has been minimal.

For loan sales originated under the MPF programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At September 30, 2021, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,584,000, and the corresponding total outstanding balance of repurchased loans at December 31, 2020 was $1,714,000.

At September 30, 2021, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $328,659,000, including loans sold through the MPF Xtra program of $167,914,000 and loans sold through the Original program of $160,745,000. At December 31, 2020, outstanding balances of loans sold and serviced through the two programs totaled $278,857,000, including loans sold through the MPF Xtra program of $149,463,000 and loans sold through the Original Program of $129,394,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of September 30, 2021 and December 31, 2020.

For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. At September 30, 2021, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $8,273,000, and the Corporation has recorded a related allowance for credit losses in the amount of $550,000 which is included in accrued interest and other liabilities in the accompanying consolidated balance sheets. At December 31, 2020, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $6,766,000, and the related allowance for credit losses was $500,000. Income related to providing the credit enhancement

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(included in other noninterest income in the consolidated statements of income) totaled $265,000 for the nine months ended September 30, 2021 and $107,000 for the nine months ended September 30, 2020. A provision for losses related to the credit enhancement obligation (included in other noninterest expense in the consolidated statements of income) of $50,000 was recorded in the nine months ended September 30, 2021 with a provision for losses of $29,000 in the nine months ended September 30, 2020. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

The Corporation is a participating SBA lender. Under the terms of its arrangements with the SBA, the Corporation may originate loans to commercial borrowers, with full-or-partial guarantees by the SBA, subject to the SBA’s underwriting and documentation requirements. Covenant had also been a participating SBA lender. Pursuant to the Covenant acquisition, the Corporation acquired loans with partial SBA guarantees, or in some cases, loans where the SBA-guaranteed portion of the loans had been sold back to the SBA subject to ongoing compliance with SBA underwriting and documentation requirements. As part of its due diligence, the Corporation reviewed all the loans originated through the various SBA loan programs acquired from Covenant as of July 1, 2020 and recorded an allowance for SBA claim adjustments of $800,000. Determination of the allowance was subjective in nature and was based on the Corporation’s assessment of the credit quality of the loans and the quality of the documentation supporting compliance with SBA requirements. The Corporation’s total exposure related to SBA guarantees on loans originated by Covenant was $11,458,000 at September 30, 2021 and $17,041,000 at December 31, 2020 with an allowance for SBA claim adjustments (included in accrued interest and other liabilities in the consolidated balance sheets) of $485,000 at September 30, 2021 and $730,000 at December 31, 2020. In the nine months ended September 30, 2021, the Corporation recorded charges against the allowance for SBA claims totaling $37,000 and a reduction in other noninterest expense of $208,000 representing amounts realized on SBA claims in excess of prior estimates.

TABLE VII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	September 30,	December 31,
	2021	2020	2019	2018	2017	2016
Commercial:
Commercial loans secured by real estate	$553,389	$531,810	$301,227	$162,611	$159,266	$150,468
Commercial and industrial	152,244	159,577	126,374	91,856	88,276	83,854
Paycheck Protection Program - 1st Draw	5,747	132,269	0	0	0	0
Paycheck Protection Program - 2nd Draw	56,981	0	0	0	0	0
Political subdivisions	73,503	53,221	53,570	53,263	59,287	38,068
Commercial construction and land	53,267	42,874	33,555	11,962	14,527	14,287
Loans secured by farmland	10,812	11,736	12,251	7,146	7,255	7,294
Multi-family (5 or more) residential	52,962	55,811	31,070	7,180	7,713	7,896
Agricultural loans	3,092	3,164	4,319	5,659	6,178	3,998
Other commercial loans	17,312	17,289	16,535	13,950	10,986	11,475
Total commercial	979,309	1,007,751	578,901	353,627	353,488	317,340
Residential mortgage:
Residential mortgage loans - first liens	494,376	532,947	510,641	372,339	$359,987	334,102
Residential mortgage loans - junior liens	24,303	27,311	27,503	25,450	25,325	23,706
Home equity lines of credit	38,465	39,301	33,638	34,319	35,758	38,057
1-4 Family residential construction	21,719	20,613	14,798	24,698	26,216	24,908
Total residential mortgage	578,863	620,172	586,580	456,806	447,286	420,773
Consumer	17,536	16,286	16,741	17,130	14,939	13,722
Total	1,575,708	1,644,209	1,182,222	827,563	815,713	751,835
Less: allowance for loan losses	(12,700)	(11,385)	(9,836)	(9,309)	(8,856)	(8,473)
Loans, net	$1,563,008	$1,632,824	$1,172,386	$818,254	$806,857	$743,362

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

The allowance for loan losses was $12,700,000 at September 30, 2021, up from $11,385,000 at December 31, 2020. Table IX shows total specific allowances on impaired loans decreased $42,000 to $883,000 at September 30, 2021 from $925,000 at December 31, 2020. Table IX also shows the increase in the allowance in 2021 is mainly related to commercial loans, as the collectively evaluated portion of the allowance related to the commercial segment increased to $6,689,000 at September 30, 2021 from $5,545,000 at December 31, 2020.

Loans acquired from Covenant that were identified as having a deterioration in credit quality (purchased credit impaired, or PCI), were valued at $6,648,000 at July 1, 2020 and $6,324,000 at September 30, 2021. The remainder of the portfolio was deemed to be the performing component of the portfolio. Performing loans acquired from Covenant are presented net of a discount for credit losses of $3,482,000 at September 30, 2021 and $5,362,000 at December 31, 2020. This discount reflects an estimate of the present value of credit losses based on market expectations at the date of acquisition of $7,219,000, subsequently reduced as accretion has been recognized based on estimated and actual principal pay-downs.

Loans acquired from Monument that were identified as PCI were valued at $441,000 at April 1, 2019 and $300,000 at September 30, 2021. The remainder of the portfolio was deemed to be the performing component of the portfolio. Performing loans acquired from Monument are presented net of a discount for credit losses of $354,000 at September 30, 2021 and $617,000 at December 31, 2020. This discount reflects an estimate of the present value of credit losses based on market expectations at the date of acquisition of $1,914,000, subsequently reduced as accretion has been recognized based on estimated and actual principal pay-downs.

Table X shows the allowance for loan losses totaled 0.81% of gross loans outstanding at September 30, 2021, up from 0.69% at December 31, 2020 and down from levels in excess of 1.00% from 2016 to 2018. Table X also shows that the total of the allowance and the credit adjustment on purchased non-impaired loans, as a percentage of total loans plus the credit adjustment, was 1.05% at September 30, 2021, in line with ratios from the previous years.

The provision (credit) for loan losses by segment in the three-month and nine-month periods ended September 30, 2021 and 2020 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In Thousands)	2021	2020	2021	2020
Commercial	$1,503	$1,990	$2,297	$3,184
Residential mortgage	3	(66)	112	67
Consumer	24	17	38	42
Unallocated	0	0	86	0
Total	$1,530	$1,941	$2,533	$3,293

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The provision (credit) for loan losses is further detailed as follows:

Commercial segment	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In Thousands)	2021	2020	2021	2020
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$596	$908	$1,154	$1,949
Increase in collectively determined portion of the allowance attributable to:
Changes in loan volume	568	194	1,061	84
Changes in historical loss experience factors	339	848	82	841
Changes in qualitative factors	0	40	0	310
Total provision for loan losses - Commercial segment	$1,503	$1,990	$2,297	$3,184

Residential mortgage segment	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In Thousands)	2021	2020	2021	2020
Decrease in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$(2)	$(21)	$(17)	$(38)
Increase (decrease) in collectively determined portion of the allowance attributable to:
Changes in loan volume	11	(87)	222	(227)
Changes in historical loss experience factors	(6)	0	(48)	(82)
Changes in qualitative factors	0	42	(45)	414
Total provision (credit) for loan losses - Residential mortgage segment	$3	$(66)	$112	$67

Consumer segment	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In Thousands)	2021	2020	2021	2020
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$17	$22	$39	$65
Increase (decrease) in collectively determined portion of the allowance attributable to:
Changes in loan volume	9	12	13	(10)
Changes in historical loss experience factors	(7)	(14)	(15)	(14)
Changes in qualitative factors	5	(3)	1	1
Total provision for loan losses - Consumer segment	$24	$17	$38	$42

Total - All segments	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In Thousands)	2021	2020	2021	2020
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$611	$909	$1,176	$1,976
Increase (decrease) in collectively determined portion of the allowance attributable to:
Changes in loan volume	588	119	1,296	(153)
Changes in historical loss experience factors	326	834	19	745
Changes in qualitative factors	5	79	(44)	725
Sub-total	1,530	1,941	2,447	3,293
Unallocated	0	0	86	0
Total provision for loan losses - All segments	$1,530	$1,941	$2,533	$3,293

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

The provision for loan losses in the third quarter 2021 and 2020, and in the nine-month periods ended September 30, 2021 and 2020, included the impact of a large charge-off in the third quarter of each year.

In the third quarter 2021, the Corporation recorded a partial charge-off of $1,194,000 on a commercial loan with an outstanding balance of $3,496,000 at the time of the charge-off. There was a specific allowance for loan losses of $583,000 on this commercial loan at June 30, 2021, with no specific allowance at December 31, 2020. At September 30, 2021, there was no specific allowance on the loan, and the Corporation’s recorded investment in the loan of $2,302,000 is reported as non-accrual and impaired.

In the third quarter 2020, the Corporation recorded a charge-off of $2,219,000 on a commercial loan for which an allowance of $1,193,000 had been recorded at June 30, 2020 but for which there was no specific allowance at December 31, 2019. The Corporation had no recorded investment in this loan at September 30, 2021 and December 31, 2020.

In the three months ended September 30, 2021, net charge-offs were $1,205,000, including recoveries of $15,000 and charge-offs of $1,220,000. For the nine months ended September 30, 2021, net charge-offs were $1,218,000 including recoveries of $60,000 and charge-offs of $1,278,000. Table VIII shows the average rate of net charge-offs as a percentage of loans was 0.08% in the nine months ended September 30, 2021, and annual average rates ranging from a high of 0.16% in 2020 to a low of 0.02% in 2018.

Table X presents information related to past due and impaired loans, and loans that have been modified under terms that are considered TDRs. Total nonperforming loans as a percentage of outstanding loans was 1.48% at September 30, 2021, up from 1.42% at December 31, 2020, and nonperforming assets as a percentage of total assets was 1.05% at September 30, 2021, down from 1.10% at December 31, 2020. Table X presents data at the end of each of the years ended December 31, 2016 through 2020. Table X shows that total nonperforming loans as a percentage of loans of 1.48% at September 30, 2021, though up from December 31, 2020 and 2019, was lower than the corresponding year-end ratio from 2016 through 2018. Similarly, the September 30, 2021 ratio of total nonperforming assets as a percentage of assets of 1.05% was lower than the corresponding ratio from 2016 through 2018.

Total impaired loans of $18,014,000 at September 30, 2021 are up $196,000 from the corresponding amount at December 31, 2020 of $17,818,000. Purchased credit impaired loans, primarily acquired from Covenant, were included in impaired loans and had carrying values totaling $6,624,000 at September 30, 2021 and $6,841,000 at December 31, 2020. Table X shows that the total balance of impaired loans at September 30, 2021 was higher than the year-end amounts over the period 2016-2020, which ranged from a low of $5,486,000 in 2019 to the high of $17,818,000 at December 31, 2020. Similarly, total nonperforming assets of $24,639,000 at September 30, 2021 and $24,729,000 at December 31, 2020 were up from the prior periods including the impact of purchased credit impaired loans from the Covenant acquisition.

As reflected in Table X, total loans past due 30-89 days and still accruing interest amounted to $2,139,000 at September 30, 2021, down from $5,918,000 at December 31, 2020. This variance includes the effect of fluctuations in 30-89 day past due residential mortgage loans, which totaled $1,775,000 at September 30, 2021, down from $5,084,000 at December 31, 2020. Management monitors the status

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

of delinquent residential mortgage loans on an ongoing basis and has considered delinquency trends, which were generally favorable through the first nine months of 2021, in evaluating the allowance for loan losses at September 30, 2021.

Over the period 2016-2020 and the first nine months of 2021, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of September 30, 2021. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VIII through X present historical data related to loans and the allowance for loan losses.

TABLE VIII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)	Nine Months Ended
	September 30,	September 30,	Years Ended December 31,
	2021	2020	2020	2019	2018	2017	2016
Balance, beginning of year	$11,385	$9,836	$9,836	$9,309	$8,856	$8,473	$7,889
Charge-offs:
Commercial	(1,194)	(2,343)	(2,343)	(6)	(165)	(132)	(597)
Residential mortgage	(11)	0	0	(190)	(158)	(197)	(73)
Consumer	(73)	(100)	(122)	(183)	(174)	(150)	(87)
Total charge-offs	(1,278)	(2,443)	(2,465)	(379)	(497)	(479)	(757)
Recoveries:
Commercial	22	0	16	6	317	4	35
Residential mortgage	5	32	44	12	8	19	3
Consumer	33	35	41	39	41	38	82
Total recoveries	60	67	101	57	366	61	120
Net charge-offs	(1,218)	(2,376)	(2,364)	(322)	(131)	(418)	(637)
Provision for loan losses	2,533	3,293	3,913	849	584	801	1,221
Balance, end of period	$12,700	$10,753	$11,385	$9,836	$9,309	$8,856	$8,473
Net charge-offs as a % of average loans	0.08%	0.17%	0.16%	0.03%	0.02%	0.05%	0.09%

TABLE IX - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	September 30,	As of December 31,
	2021	2020	2019	2018	2017	2016
ASC 310 - Impaired loans	$883	$925	$1,051	$1,605	$1,279	$674
ASC 450 - Collective segments:
Commercial	6,689	5,545	3,913	3,102	3,078	3,373
Residential mortgage	4,220	4,091	4,006	3,870	3,841	3,890
Consumer	237	239	281	233	159	138
Unallocated	671	585	585	499	499	398
Total Allowance	$12,700	$11,385	$9,836	$9,309	$8,856	$8,473

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE X - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(Dollars In Thousands)	September 30,	As of December 31,
	2021	2020	2019	2018	2017	2016
Impaired loans with a valuation allowance	$7,225	$8,082	$3,375	$4,851	$4,100	$3,372
Impaired loans without a valuation allowance	4,165	2,895	1,670	4,923	5,411	7,488
Purchased credit impaired loans	6,624	6,841	441	0	0	0
Total impaired loans	$18,014	$17,818	$5,486	$9,774	$9,511	$10,860
Total loans past due 30-89 days and still accruing	$2,139	$5,918	$8,889	$7,142	$9,449	$7,735
Nonperforming assets:
Purchased credit impaired loans	$6,624	$6,841	$441	$0	$0	$0
Other nonaccrual loans	14,717	14,575	8,777	13,113	13,404	8,736
Total nonaccrual loans	21,341	21,416	9,218	13,113	13,404	8,736
Total loans past due 90 days or more and still accruing	1,924	1,975	1,207	2,906	3,724	6,838
Total nonperforming loans	23,265	23,391	10,425	16,019	17,128	15,574
Foreclosed assets held for sale (real estate)	1,374	1,338	2,886	1,703	1,598	2,180
Total nonperforming assets	$24,639	$24,729	$13,311	$17,722	$18,726	$17,754
Loans subject to troubled debt restructurings (TDRs):
Performing	$232	$166	$889	$655	$636	$5,803
Nonperforming	5,591	7,285	1,737	2,884	3,027	2,874
Total TDRs	$5,823	$7,451	$2,626	$3,539	$3,663	$8,677

Total nonperforming loans as a % of loans	1.48%	1.42%	0.88%	1.94%	2.10%	2.07%
Total nonperforming assets as a % of assets	1.05%	1.10%	0.80%	1.37%	1.47%	1.43%
Allowance for loan losses as a % of total loans	0.81%	0.69%	0.83%	1.12%	1.09%	1.13%
Credit adjustment on purchased non-impaired loans and allowance for loan losses as a % of total loans and the credit adjustment (a)	1.05%	1.05%	0.93%	1.12%	1.09%	1.13%
Allowance for loan losses as a % of nonperforming loans	54.59%	48.67%	94.35%	58.11%	51.70%	54.40%
(a) Credit adjustment on purchased non-impaired loans at end of period	$3,836	$5,979	$1,216	$0	$0	$0
Allowance for loan losses	12,700	11,385	9,836	9,309	8,856	8,473
Total credit adjustment on purchased non-impaired loans at end of period and allowance for loan losses (1)	$16,536	$17,364	$11,052	$9,309	$8,856	$8,473
Total loans receivable	$1,575,708	$1,644,209	$1,182,222	$827,563	$815,713	$751,835
Credit adjustment on purchased non-impaired loans at end of period	3,836	5,979	1,216	0	0	0
Total (2)	$1,579,544	$1,650,188	$1,183,438	$827,563	$815,713	$751,835
Credit adjustment on purchased non-impaired loans and allowance for loan losses as a % of total loans and the credit adjustment (1)/(2)	1.05%	1.05%	0.93%	1.12%	1.09%	1.13%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At September 30, 2021, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $163,565,000. The Corporation’s cash position throughout 2021 has been elevated in comparison to historical levels as growth in deposits and funds received from repayment of loans have outpaced loan originations, purchases of securities, repayments of borrowings and other uses of cash.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale debt securities with a carrying value of $14,936,000 at September 30, 2021.

The Corporation’s outstanding, available, and total credit facilities at September 30, 2021 and December 31, 2020 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020	2021	2020
Federal Home Loan Bank of Pittsburgh	$43,835	$72,222	$709,012	$698,977	$752,847	$771,199
Federal Reserve Bank Discount Window	0	0	14,482	14,654	14,482	14,654
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$43,835	$72,222	$768,494	$758,631	$812,329	$830,853

At September 30, 2021, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings of $38,251,000 and letters of credit totaling $5,584,000. At December 31, 2020, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of short-term borrowings of $18,000,000, long-term borrowings of $53,822,000 and a $400,000 letter of credit. Additional information regarding borrowed funds is included in Note 9 to the unaudited consolidated financial statements.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations or use repurchase agreements placed with brokers to borrow funds secured by investment assets. At September 30, 2021, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $214,072,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term funding obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

In August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at September 30, 2021; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Details concerning capital ratios at September 30, 2021 and December 31, 2020 are presented below. Management believes, as of September 30, 2021, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at September 30, 2021 and December 31, 2020 exceed the Corporation’s Board policy threshold levels.

(Dollars in Thousands)							Minimum To Be
					Minimum To Maintain		Well
			Minimum		Capital Conservation		Capitalized Under		Minimum To Meet
			Capital		Buffer at Reporting		Prompt Corrective		the Corporation's
	Actual		Requirement		Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021:
Total capital to risk-weighted assets:
Consolidated	$283,197	18.57%	N/A	N/A	N/A	N/A	N/A	N/A	$160,164	≥10.5%
C&N Bank	248,651	16.35%	121,688	≥8%	159,716	≥10.5%	152,110	≥10%	159,716	≥10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	236,959	15.53%	N/A	N/A	N/A	N/A	N/A	N/A	129,657	≥8.5%
C&N Bank	235,401	15.48%	91,266	≥6%	129,294	≥8.5%	121,688	≥8%	129,294	≥8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	236,959	15.53%	N/A	N/A	N/A	N/A	N/A	N/A	106,776	≥7%
C&N Bank	235,401	15.48%	68,450	≥4.5%	106,477	≥7.0%	98,872	≥6.5%	106,477	≥7%
Tier 1 capital to average assets:
Consolidated	236,959	10.34%	N/A	N/A	N/A	N/A	N/A	N/A	183,266	≥8%
C&N Bank	235,401	10.35%	90,961	≥4%	N/A	N/A	113,702	≥5%	181,923	≥8%

December 31, 2020:
Total capital to risk-weighted assets:
Consolidated	$260,015	17.49%	N/A	N/A	N/A	N/A	N/A	N/A	$156,113	≥10.5%
C&N Bank	236,943	15.98%	118,602	≥8%	155,665	≥10.5%	148,252	≥10%	155,665	≥10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	231,577	15.58%	N/A	N/A	N/A	N/A	N/A	N/A	126,377	≥8.5%
C&N Bank	225,058	15.18%	88,951	≥6%	126,015	≥8.5%	118,602	≥8%	126,015	≥8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	231,577	15.58%	N/A	N/A	N/A	N/A	N/A	N/A	104,075	≥7%
C&N Bank	225,058	15.18%	66,714	≥4.5%	103,777	≥7.0%	96,364	≥6.5%	103,777	≥7%
Tier 1 capital to average assets:
Consolidated	231,577	10.34%	N/A	N/A	N/A	N/A	N/A	N/A	179,206	≥8%
C&N Bank	225,058	10.12%	88,959	≥4%	N/A	N/A	111,199	≥5%	177,919	≥8%

In February 2021, the Corporation amended its treasury stock repurchase program. Under the amended program, the Corporation is authorized to repurchase up to 1,000,000 shares of its common stock. In the third quarter 2021, 230,404 shares were repurchased for a total cost of $5,707,000, at an average price of $24.77 per share. Cumulatively through September 30, 2021, 292,100 shares have been repurchased for a total cost of $7,238,000, at an average price of $24.78 per share.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

To avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At September 30, 2021, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

At September 30, 2021, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 8.35%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income within stockholders’ equity. The balance in Accumulated Other Comprehensive Income related to unrealized gains on available-for-sale debt securities, net of deferred income tax, amounted to $6,300,000 at September 30, 2021 and $11,676,000 at December 31, 2020. Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity.  If available-for-sale debt securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale debt securities for other-than-temporary impairment at September 30, 2021.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Effective February 18, 2021, the Corporation amended its treasury stock repurchase program. Under the amended program, the Corporation is authorized to repurchase up to 1,000,000 shares of the Corporation’s common stock, or 6.25% of the Corporation’s issued and outstanding shares at February 18, 2021. As of September 30, 2021, 292,100 shares have been repurchased under the repurchase program. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions.

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

The following table sets forth a summary of the purchases by the Corporation of its common stock during the third quarter 2021.

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet
			Publicly	be Purchased
	Total Number	Average	Announced	Under
	of Shares	Price Paid	Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
July 1 - 31, 2021	103,555	$24.82	165,251	834,749
August 1 - 31, 2021	62,993	$24.89	228,244	771,756
September 1 - 30, 2021	63,856	$24.56	292,100	707,900

Item 3.       Defaults Upon Senior Securities

None

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 4.       Mine Safety Disclosures

Not applicable

Item 5.       Other Information

None

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6.       Exhibits

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession:

2.1	Agreement and Plan of Merger dated September 27, 2018, between the Corporation and Monument Bancorp, Inc.	Incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed September 28, 2018

2.2	Agreement and Plan of Merger dated December 18, 2019, between the Corporation and Covenant Financial, Inc.	Incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed December 18, 2019

3.	(i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed September 21, 2009

3.	(ii) By-laws	Incorporated by reference to Exhibit 3.1(ii) of The Corporation’s Form S-4/A filed April 20, 2020

4.	Instruments defining the rights of Security holders, including Indentures

4.1	Indenture, dated May 19, 2021 between Citizens & Northern Corporation and UMB Bank, National Association, as trustee	Incorporated by reference to Exhibit 4.1 of the Corporation’s Form 8-K filed May 19, 2021

4.2	Form of Subordinated Note	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 of the Corporation’s Form 8-K filed May 19, 2021

4.3	Form of Senior Note	Incorporated by reference to Exhibit 4.3 of the Corporation’s Form 8-K filed May 19, 2021

10.	Material contracts

10.1	Indemnification Agreement dated July 12, 2021 between the Corporation and Kate Shattuck	Filed herewith

10.2	Form of Subordinated Note Purchase Agreement	Incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed May 19, 2021

10.3	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed May 19, 2021

10.4	Form of Senior Note Purchase Agreement	Incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed May 19, 2021

15.	Letter re: unaudited interim information	Not applicable

18.	Letter re: change in accounting principles	Not applicable

22.	Published report regarding matters submitted to vote of security holders	Not applicable

23.	Consents of experts and counsel	Not applicable

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

24.	Power of attorney	Not applicable

31.	Rule 13a-14(a)/15d-14(a) certifications:

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32.	Section 1350 certifications	Filed herewith

99.	Additional exhibits	Not applicable

100.	XBRL-related documents	Not applicable

101.	Interactive data file	Filed herewith

104.	Cover page interactive data file	Filed herewith

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

November 8, 2021	By: /s/ J. Bradley Scovill
Date	President and Chief Executive Officer

November 8, 2021	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer