Form 10-K
period 2021-12-31
CITIZENS & NORTHERN CORP
filed 2022-02-22
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2021, the registrant’s most recently completed second fiscal quarter, was $377,589,321.

The number of shares of common stock outstanding at February 18, 2022 was 15,825,155.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of its shareholders to be held April 21, 2022 are incorporated by reference into Parts III and IV of this report.

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

Over the past few years, the Corporation has been employing a growth strategy. While a majority of the Corporation’s operations are conducted in its legacy markets in the Northern tier/Northcentral region of Pennsylvania and Southern tier of New York, the Corporation has expanded into Southeastern Pennsylvania by acquisitions and Southcentral Pennsylvania by opening new branches. The Corporation acquired Covenant Financial, Inc. (“Covenant”), effective July 1, 2020. Covenant was the parent company of Covenant Bank, a commercial bank which operated a community bank office in Bucks County, Pennsylvania and another in Chester County, Pennsylvania. The Covenant acquisition followed the 2019 acquisition of Monument Bancorp, Inc. (“Monument”), a commercial bank with offices in Bucks County. In Southcentral Pennsylvania, in 2021, the Corporation converted the lending office in York, Pennsylvania to a full-service branch and established a new branch in Lancaster, Pennsylvania. Mainly as a result of the acquisitions, the Corporation’s consolidated total assets at December 31, 2021 of $2.3 billion were up 80% from the corresponding total at December 31, 2018. Similarly, gross loans of $1.6 billion at December 31, 2021 were up 89% from December 31, 2018 and total deposits of $1.9 billion were up 86% from December 31, 2018.

C&N Bank is a Pennsylvania banking institution that was formed by the consolidation of Northern National Bank of Wellsboro and Citizens National Bank of Towanda in 1971. C&N Bank has held its current name since May 6, 1975, at which time C&N Bank changed its charter from a national bank to a Pennsylvania bank. The Bank has expanded its presence over the past several decades through a series of mergers as well as by opening new branch and lending offices and providing access to banking services via the internet and through ATMs. At December 31, 2021, the Bank had 31 branch offices, including 23 in the Northern tier/Northcentral region of Pennsylvania, 2 in the Southern tier of New York State, 4 in Southeastern Pennsylvania (3 in Bucks County and 1 in Chester County) and 2 in Southcentral Pennsylvania (York and Lancaster). In addition to its branch locations, the Bank has a lending office in Elmira, New York.

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

At December 31, 2021, C&N Bank had total assets of $2,311,213,000, total deposits of $1,959,117,000 and net loans outstanding of $1,551,312,000.

Most activities of the Corporation and its subsidiaries are regulated by federal or state agencies. The primary regulatory relationships are described as follows:

●	The Corporation is a bank holding company formed under the provisions of Section 3 of the Federal Reserve Act. The Corporation is under the direct supervision of the Federal Reserve and must comply with the reporting requirements of the Federal Bank Holding Company Act.
●	C&N Bank is a state-chartered, nonmember bank, supervised by the Federal Deposit Insurance Corporation (FDIC) and the Pennsylvania Department of Banking and Securities.
●	The Pennsylvania Department of Insurance regulates C&NFSC’s insurance activities. Brokerage products are offered through third party networking agreements.
●	Bucktail is incorporated in the state of Arizona and supervised by the Arizona Department of Insurance.

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

The Corporation’s key human capital management objectives are to attract and retain diverse raw and seasoned talent that fits our values and culture. Our talent strategy focuses on acquiring new employees through branding and outreach programs, developing employees though a robust onboarding program, ongoing training, and performance management, and retaining employees through recognition, engagement, and an attractive total rewards package.

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

Coronavirus Outbreak – The COVID-19 pandemic has caused significant disruptions in the international and U.S. economies as well as the Corporation’s local economy. The ultimate effect of COVID-19 on the local or broader economy is not known. Moreover, the Federal Reserve took action to lower the Federal Funds rate in 2020 and maintained a rate of 0% to 0.25% throughout 2021 but has recently signaled its intent to raise the rate in an effort to contain inflation. Fluctuations in interest rates triggered by the Federal Reserve’s actions may negatively affect interest income and, therefore, earnings. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the coronavirus outbreak, and there is no guarantee that the Corporation’s efforts to address the adverse impacts of the coronavirus will be effective. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of new variants of the coronavirus and actions taken to contain the coronavirus or its impact.

The effect of COVID-19 and related events, including those described above and those not yet known or knowable, could have a negative effect on the Corporation’s business prospects, financial condition and results of operations, as a result of quarantines; market volatility; market downturns; changes in consumer behavior; business closures; deterioration in the credit quality of borrowers or the inability of borrowers to satisfy their obligations (and any related forbearances or restructurings that may be implemented); changes in the value of collateral securing outstanding loans; changes in the value of the investment securities portfolio; effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating the Corporation’s financial reporting and internal controls; and declines in the demand for loans and other banking services and products.

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

Interest Rate Risk - Business risk arising from changes in interest rates is an inherent factor in operating a banking organization. The Corporation’s assets are predominantly long-term, fixed-rate loans and debt securities. Funding for these assets comes principally from deposits with no stated maturities, term deposits and borrowed funds. Accordingly, there is an inherent risk of lower future earnings or decline in fair value of the Corporation’s financial instruments when interest rates change. Significant fluctuations in interest rates could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

Limited Geographic Diversification - The Corporation grants commercial, residential and personal loans to customers primarily in the Corporation’s legacy markets of the Northern tier/Northcentral regions of Pennsylvania and Southern tier of New York and in Southeastern and Southcentral Pennsylvania. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within these regions. Deterioration in economic conditions could adversely affect the quality of the Corporation’s loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

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

Inability to Attract and Develop Qualified Personnel – The Corporation believes that our future success will depend in large part on our ability to attract, develop and retain highly qualified management, lending, financial, technological, marketing, sales, and support personnel. Competition for qualified personnel is intense and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for us to hire personnel over time. Our ability to retain key officers and employees may be further impacted by legislation and regulation affecting the financial services industry. For example, legislation and bank regulatory action that places restrictions on executive compensation at, and the pay practices of, financial institutions may further impact our ability to compete for talent with other industries that are not subject to the same limitations as financial institutions. Any inability to attract, develop and retain significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.

Cyber Security Risks and Technology Dependence – In the ordinary course of business, the Corporation collects and stores sensitive data, including proprietary business information and personally identifiable information of our customers and employees in systems and on networks. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf. The secure processing, maintenance and use of this information is critical to operations and our business strategy.

The Corporation has invested in accepted technologies, and continually reviews processes and practices that are designed to protect our networks, computers and data from damage or unauthorized access, and maintains an information security risk insurance policy. On an on-going basis the Corporation assesses its cyber security procedures and controls and performs network penetration tests on at least an annual basis. All employees receive monthly information security awareness training.

Despite these security measures, the Corporation’s computer systems and infrastructure or those of third parties used by us to compile, process or store such information may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Corporation’s reputation, which could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

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

Securities Markets – The fair value of the Corporation’s available-for-sale debt securities, as well as the revenues the Corporation earns from its wealth management services, are sensitive to price fluctuations and market events.

Declines in the values of the Corporation’s securities holdings, combined with adverse changes in the expected cash flows from these investments, could result in other-than-temporary impairment charges. For additional information regarding debt securities, see the “Securities” section of Management’s Discussion and Analysis and Note 7 to the consolidated financial statements.

The Corporation’s trust revenue is determined, in part, from the value of the underlying investment portfolios. Accordingly, if the values of those investment portfolios decrease, whether due to factors influencing U.S. or international securities markets, in general, or otherwise, the Corporation’s revenue could be negatively impacted. In addition, the Corporation’s ability to sell its brokerage services is dependent, in part, upon consumers’ level of confidence in securities markets.

Mortgage Banking – Since 2009, the Corporation has originated and sold residential mortgage loans to the secondary market through the MPF Xtra program. Since 2014, the Corporation has also originated and sold residential mortgage loans to the secondary market through the MPF Original program. Both of these programs are administered by the Federal Home Loan Banks of Pittsburgh and Chicago. At December 31, 2021, the total outstanding balance of residential mortgages sold and serviced through the two programs amounted to $334,741,000. The Corporation must strictly adhere to the MPF Xtra and MPF Original program guidelines for origination, underwriting and servicing loans, and failure to do so may result in the Corporation being forced to repurchase loans or being dropped from the program. As of December 31, 2021, the total outstanding balance of residential mortgage loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,571,000. If the volume of such forced repurchases of loans were to increase significantly, or if the Corporation were to be dropped from the programs, it could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

A summary of the Corporation’s operating properties is as follows:

	Number	Number of	Number of
	of	Owned	Leased
	Locations	Properties	Properties
Branches	31	25	6
Limited Purpose Office-Lending	1	1	0
Administrative/Multi-purpose	2	1	1
Ancillary Facilities	2	1	1
Total	36	28	8

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

QUARTERLY SHARE DATA

Trades of the Corporation’s stock are executed through various brokers who maintain a market in the Corporation’s stock. The Corporation’s stock is listed on the NASDAQ Capital Market with the trading symbol CZNC. As of December 31, 2021, there were 2,143 shareholders of record of the Corporation’s common stock.

The following table sets forth the high and low sales prices of the common stock and dividends declared per quarter during 2021 and 2020.

	2021			2020
			Dividend			Dividend
			Declared			Declared
			per			per
	High	Low	Quarter	High	Low	Quarter
First quarter	$24.99	$18.98	$0.27	$29.06	$15.69	$0.27
Second quarter	25.69	23.00	0.28	22.89	16.20	0.27
Third quarter	25.97	23.73	0.28	20.76	14.92	0.27
Fourth quarter	27.99	24.52	0.28	20.84	16.05	0.27

Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. Also, the Corporation and C&N Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. These restrictions are described in Note 18 to the consolidated financial statements.

Effective February 18, 2021, the Corporation amended its treasury stock repurchase program. Under the amended program, the Corporation is authorized to repurchase up to 1,000,000 shares of the Corporation’s common stock, or 6.25% of the Corporation’s issued and outstanding shares at February 18, 2021. As of December 31, 2021, 299,059 shares have been repurchased under the repurchase program. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions.

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

The following table sets forth a summary of purchases by the Corporation, in the open market, of its equity securities during the fourth quarter 2021:

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet
			Publicly	be Purchased
	Total Number	Average	Announced	Under
	of Shares	Price Paid	Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
October 1 - 31, 2021	0	$0	292,100	707,900
November 1 - 30, 2021	2,600	$24.92	294,700	705,300
December 1 - 31, 2021	4,359	$25.00	299,059	700,941

PERFORMANCE GRAPH

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the Russell 2000 and a Peer Group Index of similar banking organizations selected by the Corporation for the five-year period commencing December 31, 2016 and ended December 31, 2021. The index values are market-weighted dividend-reinvestment numbers, which measure the total return for investing $100.00 five years ago. This meets Securities & Exchange Commission requirements for showing dividend reinvestment share performance over a five-year period and measures the return to an investor for placing $100.00 into a group of bank stocks and reinvesting any and all dividends into the purchase of more of the same stock for which dividends were paid.

Total Return Performance
200
150
100
50
Citizens & Northern Corporation
Russell 2000 Index
Peer Group
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Citizens & Northern Corporation	100.00	95.62	109.88	122.93	91.24	125.90
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
Peer Group	100.00	116.26	105.87	126.29	101.09	137.51

Peer Group includes all publicly traded SEC filing Commercial Banks & Thrifts within NJ, NY, OH, PA, MD, and WV with assets between 0.5 times and 2.0 times CZNC as of 9/30/2021

Source: S&P Global Market Intelligence

© 2022

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Stock Incentive Plan and Independent Directors Stock Incentive Plan, both of which have been approved by the Corporation’s shareholders. The figures shown in the table below are as of December 31, 2021.

Number of
	Number of	Weighted-	Securities
	Securities to be	average	Remaining
	Issued Upon	Exercise	for Future
	Exercise of	Price of	Issuance Under
	Outstanding	Outstanding	Equity Compen-
	Options	Options	sation Plans
Equity compensation plans approved by shareholders	24,218	$20.01	207,109

Equity compensation plans not approved by shareholders	0	N/A	0

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in this Annual Report on Form 10-K are forward-looking statements. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the Corporation) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements, which are not historical facts, are based on certain assumptions and describe future plans, business objectives and expectations, and are generally identifiable by the use of words such as, "should", “likely”, "expect", “plan”, "anticipate", “target”, “forecast”, and “goal”. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond management’s control and could cause results to differ materially from those expressed or implied by such forward-looking statements. Factors which could have a material, adverse impact on the operations and future prospects of the Corporation include, but are not limited to, the following:

●	changes in monetary and fiscal policies of the Federal Reserve Board and the U.S. Government, particularly related to changes in interest rates
●changes in general economic conditions
●the Corporation’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses
●	the effect of the novel coronavirus (COVID-19) and related events
●legislative or regulatory changes
●downturn in demand for loan, deposit and other financial services in the Corporation’s market area
●increased competition from other banks and non-bank providers of financial services
●	technological changes and increased technology-related costs
●	information security breach or other technology difficulties or failures
●changes in accounting principles, or the application of generally accepted accounting principles
●	failure to achieve merger-related synergies and difficulties in integrating the business and operations of acquired institutions

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

CORONAVIRUS (COVID-19) OUTBREAK

Loan Payment Deferral Program

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

On December 27, 2020, the President of the United States signed into law the Consolidated Appropriations Act, 2021 (the “CAA”), which includes provisions that broadly address additional COVID-19 responses and relief.  Among the additional relief measures included are certain extensions to elements of the CARES Act, including extension of temporary relief from TDRs established under Section 4013 of the CARES Act to the earlier of a) January 1, 2022, or b) the date that is 60 days after the date on which the national COVID-19 emergency terminates.

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

To work with clients impacted by COVID-19, the Corporation offered short-term loan modifications on a case-by-case basis to borrowers who were current in their payments at the inception of the loan modification program. Prior to merging with the Corporation on July 1, 2020, Covenant had a similar program in place, and these modified loans have been incorporated into the Corporation’s program. These efforts have been designed to assist borrowers as they deal with the crisis and help the Corporation mitigate credit risk. For loans subject to the program, each borrower was required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts have been moved to the end of the loan term. Consistent with Section 4013 of the CARES Act, the modified loans have not been reported as past due, nonaccrual  or as TDRs at December 31, 2021. Most of the modifications under the program became effective in 2020 and provided a deferral of interest or principal and interest for 90-to-180 days.

At December 31, 2021, there were no loans in deferral status under the program. In comparison, at December 31, 2020, there were 45 loans in deferral status with a total recorded investment of $37,397,000, including 27 commercial loans with a total recorded investment of $35,002,000.

Paycheck Protection Program

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

The maximum term of PPP loans is five years, though the Corporation will be repaid sooner to the extent the loans are forgiven. The interest rate on PPP loans is 1%, and the Corporation has received fees from the SBA ranging between 1% and 5% per loan, depending on the size of the loan. Fees on PPP loans, net of origination costs and a market rate adjustment on PPP loans acquired from Covenant, are recognized in interest income as a yield adjustment over the term of the loans.

The recorded investment in PPP loans at December 31, 2021 was $26.9 million, with contractual principal balances totaling $27.8 million, reduced $0.9 million by the impact of net deferred loan origination fees. The recorded investment in PPP loans at December 31, 2021 decreased $105.4 million from $132.3 million at December 31, 2020, reflecting the impact of loans forgiven and repaid by the SBA. Interest and fees on PPP loans totaled $6.5 million in 2021 and $2.9 million in 2020.

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

C&N Bank’s leverage ratio (Tier 1 capital to average assets) at December 31, 2021 of 10.52% is significantly higher than the well-capitalized threshold of 5%, an excess capital amount of $125.1 million. Similarly, the total capital to risk-weighted assets ratio at December 31, 2021 is 16.04%, which exceeds the well-capitalized threshold of 10%, an excess capital amount of $95.1 million.

Additional details regarding the Corporation’s and C&N Bank’s regulatory capital position are provided in the “Stockholders’ Equity and Capital Adequacy” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

EARNINGS OVERVIEW

Net income for the year ended December 31, 2021 was $30,554,000, or $1.92 per diluted share as compared to 2020 net income of $19,222,000 or $1.30 per share. Effective July 1, 2020, C&N acquired Covenant Financial, Inc. (“Covenant”). C&N incurred pre-tax merger-related expenses related to the Covenant transaction of $7.7 million for the year ended December 31, 2020. In the fourth quarter 2020, C&N incurred a pre-tax loss of $1.6 million on prepayment of long-term borrowings (Federal Home Loan Bank of Pittsburgh advances) with outstanding balances totaling $48.0 million. The borrowings included several advances maturing in 2022 through 2024 with a weighted-average interest rate of 1.77% and a weighted-average duration of 2.3 years. Excluding the impact of merger-related expenses and loss on prepayment of borrowings, adjusted (non-U.S. GAAP) earnings for 2020 would be $26,648,000 or $1.80 per share.

The following table provides a reconciliation of the Corporation’s 2021 earnings results under U.S. generally accepted accounting principles (U.S. GAAP) to comparative non-U.S. GAAP results excluding merger-related expenses and loss on prepayment of borrowings. Management believes disclosure of 2021 and 2020 earnings results, adjusted to exclude the impact of these items, provides useful information to investors for comparative purposes.

RECONCILIATION OF NET INCOME AND

DILUTED EARNINGS PER SHARE TO NON-U.S.

GAAP MEASURE

(Dollars In Thousands, Except Per Share Data)

	Year Ended December 31, 2021				Year Ended December 31, 2020
	Income			Diluted	Income			Diluted
	Before			Earnings	Before			Earnings
	Income	Income		per	Income	Income		per
	Tax	Tax	Net	Common	Tax	Tax	Net	Common
	Provision	Provision	Income	Share	Provision	Provision	Income	Share
Earnings Under U.S. GAAP	$37,687	$7,133	$30,554	$1.92	$23,212	$3,990	$19,222	$1.30
Add: Merger-Related Expenses (1)	0	0	0		7,708	1,574	6,134
Add: Loss on Prepayment of Borrowings (1)	0	0	0		1,636	344	1,292
Adjusted Earnings (Non-U.S. GAAP)	$37,687	$7,133	$30,554	$1.92	$32,556	$5,908	$26,648	$1.80
(1)	Income tax has been allocated based on a marginal income tax rate of 21%. The effect on the income tax provision is adjusted for the estimated nondeductible portion of the expenses.

Other significant variances were as follows:

●	Net interest income was up $10,374,000 (15.4%) in 2021 over 2020, reflecting growth mainly attributable to the Covenant acquisition that closed July 1, 2020. In 2021, annual average outstanding loans totaled $1.597 billion, an increase of $151.7 million over 2020, annual average interest-bearing cash and due from banks of $156.2 million were up $75.6 million, annual average available-for-sale debt securities of $390.2 million were up $61.7 million, and annual average total deposits of $1.905 billion were up $319.0 million, while annual average borrowed funds were lower by $42.4 million. The net interest margin was 3.69% for 2021, unchanged from 2020. The average yield on earning assets in 2021 was down 0.22% from 2020, while the average rate on interest-bearing liabilities was down 0.28% between periods. Accretion and amortization of purchase accounting adjustments had a net positive impact on net interest income of $2,659,000 for 2021 as compared to a net positive impact of $3,272,000 for 2020.
●	The provision for loan losses of $3,661,000 for 2021 was lower than the 2020 provision by $252,000. In 2021, the provision included the impact of partial charge-offs totaling $1,463,000 on a commercial loan. At December 31, 2021, the recorded investment in this loan was $1,391,000. In total, the provision for 2021 included a net charge of $1,324,000 related to specific loans (net charge-offs of $1,509,000 offset by a net decrease in specific allowances on loans of $185,000), an increase of $2,251,000 in the collectively determined potion of the allowance and an $86,000 increase in the unallocated allowance. The increase in the collectively determined portion of the allowance reflected the impact of an increase in volume of commercial loans, excluding PPP loans. In comparison, the 2020 provision of $3,913,000 included the impact of a charge-off of $2,219,000 on one commercial loan.
●	Noninterest income increased $1,513,000, or 6.2% in 2021 over 2020. Significant variances include the following:
➢	Trust revenue totaled $7,234,000 in 2021, an increase of $913,000 over 2020, reflecting the impact of growth in average trust assets under management including the impact of market value appreciation.

➢	Interchange revenue from debit card transactions totaled $3,855,000, an increase of $761,000 over 2020, reflecting an increase in transaction volumes.

➢	Loan servicing fees, net, totaled $694,000, an increase of $755,000 over the 2020 total of negative $61,000 (a decrease in revenue). The net increase reflects growth in volume of residential mortgage loans sold with servicing retained. Further, the fair value of servicing rights decreased $68,000 in 2021 as compared to a reduction in fair value of $576,000 in 2020 mainly due to changes in assumptions related to prepayments of mortgage loans.

➢	Service charges on deposit accounts totaled $4,633,000, an increase of $402,000 over 2020, as consumer and business activity increased.

➢	Brokerage and insurance revenue totaled $1,860,000, an increase of $374,000 over 2020, due to commissions on higher transaction volume.

➢	Other noninterest income totaled $3,580,000, an increase of $225,000 over 2020. Within this category, significant variances included the following:

●	Income from realization of tax credits of $772,000 was $268,000 higher in 2021 as compared to 2020 due to higher PA Educational Improvement Tax Credit Program donations.
●	Credit card interchange income of $434,000 increased $144,000 due to higher transaction volume.
●	Fee income for providing credit enhancement on mortgage loans sold of $348,000 increased $122,000.
●	Other noninterest income decreased $272,000 as the Corporation recognized income of $279,000 in the third quarter 2020 from a life insurance arrangement in which benefits were split between the Corporation and heirs of a former employee.
●	Dividend income from Federal Home Loan Bank stock of $514,000 decreased $140,000.

➢	Net gains from sales of loans totaled $3,428,000, a decrease of $1,975,000 from 2020, reflecting a decrease in volume of mortgage loans sold, resulting mainly from lower refinancing activity and overall market conditions.

●	Noninterest expense increased $6,863,000, or 12.3% in 2021 over 2020, excluding merger-related expenses and loss on prepayment of borrowings. Significant variances included the following:
➢	Salaries and employee benefits expense totaled $37,603,000, an increase of $4,541,000 over 2020, reflecting the inclusion of the former Covenant operations for twelve months in 2021 as compared to six months in 2020, as well as increases in lending, human resources, information technology and other personnel needed to accommodate growth, and increases in health care expense due to higher claims on the Corporation’s partially self-insured plan.
➢	Data processing and telecommunications expenses totaled $5,903,000, an increase of $587,000 over 2020, including the impact of growth related to the Covenant acquisition, increased costs from outsourced support services and other increases in software licensing and maintenance costs.
➢	Professional fees expense totaled $2,243,000, an increase of $551,000 over 2020, mainly due to increases in recruiting services and PPP loan processing professional fees.
➢	Net occupancy and equipment expense totaled $4,984,000, an increase of $523,000, primarily reflecting an increase due to the Covenant acquisition.
➢	Pennsylvania shares tax expense totaled $1,951,000, an increase of $262,000, reflecting the increase in in C&N Bank’s stockholder’s equity.
➢	Automated teller machine and interchange expense totaled $1,433,000, an increase of $202,000, reflecting increased volume of activity.
➢	Other noninterest expense totaled $8,355,000, an increase of $197,000 over 2020. Within this category, significant variances included the following:
●	FDIC insurance expense of $581,000 increased $258,000.
●	Business development expenses of $452,000 increased $220,000, due primarily to an increase in public relations expense.
●	Donations expense of $847,000 increased $208,000, mainly due to an increase in donations associated with the Pennsylvania Educational Improvement Tax Credit program.
●	Other increases include legal fees and expenses of $83,000, bank insurance of $56,000, accounting and auditing expense of $51,000, and credit card reward redemption expense of $50,000.

●	Other operational losses of $199,000 decreased $405,000, including a reduction in charges principally related to Trust Department tax compliance and preparation matters.
●	Gains on other real estate properties totaled $100,000 in 2021 as compared to net losses of $146,000 in 2020.
●	The allowance for SBA claim adjustments decreased, reflecting more favorable claim results than previously estimated, resulting in a reduction in expense of $236,000 in 2021 as compared to a reduction in expense of $70,000 in 2020.
●	The income tax provision was $7,133,000 for the year ended December 31, 2021, up from $3,990,000 for the year ended December 31, 2020. Pre-tax income was $14,475,000 higher in 2021 as compared to 2020. The effective tax rate was 18.9% for 2021, higher than the 17.2% effective tax rate for 2020. The tax benefit of tax-exempt interest income was 2.4% of pre-tax income in 2021 as compared to a 3.5% benefit in 2020.

More detailed information concerning the Corporation’s earnings results are provided in other sections of Management’s Discussion and Analysis.

ACQUISITION OF COVENANT FINANCIAL, INC.

The Corporation’s acquisition of Covenant was completed July 1, 2020. Covenant was the parent company of Covenant Bank, which operated banking offices in Bucks and Chester Counties of Pennsylvania. Pursuant to the transaction, Covenant merged with and into the Corporation and Covenant Bank merged with and into C&N Bank. Total purchase consideration was $63.3 million, including common stock with a fair value of $41.6 million and cash of $21.7 million. The acquisition of Covenant followed the acquisition of Monument Bancorp, Inc. (“Monument”) on April 1, 2019. Monument was the parent company of Monument Bank, with banking and lending offices in Bucks County, Pennsylvania. The total transaction value of the Monument acquisition was $42.7 million.

In connection with the Covenant acquisition, effective July 1, 2020, the Corporation recorded goodwill of $24.1 million and a core deposit intangible asset of $3.1 million. Assets acquired included loans valued at $464.2 million, cash and due from banks of $97.8 million, bank-owned life insurance valued at $11.2 million and securities valued at $10.8 million. Liabilities assumed included deposits valued at $481.8 million, borrowings valued at $64.0 million and subordinated debt valued at $10.1 million. The assets purchased and liabilities assumed in the acquisition were recorded at their preliminary estimated fair values at the time of closing subject to adjustment for up to one year subsequent to the acquisition. There were no adjustments to the fair values of assets acquired and liabilities assumed in the Covenant acquisition in the year ended December 31, 2021.

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

Fair Value of Available-For-Sale Debt Securities – Another material estimate is the calculation of fair values of the Corporation’s debt securities. For most of the Corporation’s debt securities, the Corporation receives estimated fair values of debt securities from an independent valuation service, or from brokers. In developing fair values, the valuation service and the brokers use estimates of cash flows, based on historical performance of similar instruments in similar interest rate environments. Based on experience, management is aware that estimated fair values of debt securities tend to vary among brokers and other valuation services.

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation’s net interest income in 2021 and 2020. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the tables.

Fully taxable equivalent net interest income was $79,074,000 in 2021, $10,529,000 (15.4%) higher than in 2020. Interest income was $7,496,000 higher in 2021 as compared to 2020; interest expense was lower by $3,033,000 in comparing the same periods. As presented in Table II, the Net Interest Margin was 3.69% in 2021, unchanged from 2020, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) increased to 3.55% in 2021 from 3.49% in 2020. The overall increase in net interest income resulted mainly from the acquisition of Covenant in the third quarter 2020 and income from the PPP loan program.

Accretion and amortization of purchase accounting adjustments related to the Covenant and Monument acquisitions had a positive effect on net interest income in 2021 of $2,659,000, including an increase in income on loans of $1,289,000 and net reductions in interest expense on time deposits and borrowed funds totaling $1,370,000. In comparison, the net positive impact on net interest income of purchase accounting adjustments was $3,272,000 in 2020. The net positive impact to the net interest margin from purchase accounting adjustments was 0.13% in 2021 and 0.18% in 2020.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $85,636,000 in 2021, an increase of 9.6% from 2020. Interest and fees on loans receivable increased $7,175,000, or 10.3%, to $76,781,000 in 2021 from $69,606,000 in 2020. Interest and fees on PPP loans totaled $6,530,000 in 2021, an increase of $3,606,000 over the total in 2020. Table III shows the increase in interest on loans including $8,016,000 attributable to an increase in volume and a decrease of $841,000 related to a decrease in average yield.

The average balance of loans receivable increased $151,658,000 (10.5%) to $1,596,756,000 in 2021 from $1,445,098,000 in 2020. The increase in average loans outstanding includes the effect of loans acquired from Covenant, effective July 1, 2020.

The fully taxable equivalent yield on loans in 2021 was 4.81% compared to 4.82% in 2020. In 2021, rates on variable rate loans and rates on most new loan originations decreased, and prepayments of loans increased, consistent with falling market interest rates throughout most of 2020 and 2021. Further, yields on loans acquired from Covenant on July 1, 2020 were recorded at then-current market yields, which were lower than the Corporation’s average portfolio yield before the acquisition. The overall yield on loans in 2021 included a benefit from the acceleration of fees recognized on PPP loans as repayments have been received from the SBA. As shown in Table II, in 2021, the average balance of 1st Draw PPP loans was $44,735,000 with an average yield of 7.77% and the average balance of 2nd Draw PPP loans was $52,917,000 with an average yield of 5.77%.

Interest income on available-for-sale debt securities totaled $8,471,000 in 2021, an increase of $268,000 from the total for 2020. As indicated in Table II, average available-for-sale debt securities (at amortized cost) totaled $390,163,000 in 2021, an increase of $61,718,000 (18.8%) from 2020. The average yield on available-for-sale debt securities decreased to 2.17% in 2021 from 2.50% in 2020, reflecting acceleration of calls and prepayments of amortizing securities and purchases of lower-yielding securities at recent, lower market rates.

Interest income from interest-bearing deposits in banks totaled $318,000 in 2021, an increase of $67,000 from the total for 2020. The most significant categories of assets within this category include interest-bearing balances held with the Federal Reserve and investments in certificates of deposit issued by other banks. The average balance increased $75,565,000, as increases in deposits and funds from loan repayments outpaced uses of funds for loan originations, purchases of securities and repayments of borrowings. The average balance of interest-bearing due from banks was 7.3% of average earning assets in 2021 as compared to 4.3% in 2020. The average yield on interest-bearing due from banks fell to 0.20% in 2021 from 0.31% in 2020, due to a decrease in market rates.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense decreased $3,033,000, or 31.6%, to $6,562,000 in 2021 from $9,595,000 in 2020. Table II shows that the overall cost of funds on interest-bearing liabilities decreased to 0.44% in 2021 from 0.72% in 2020.

Total average deposit balances (interest-bearing and noninterest-bearing) increased $318,991,000 to $1,905,400,000 in 2021 from $1,586,409,000 in 2020. The increase in average deposits includes the impact of the Covenant acquisition. The average rate on interest-bearing deposits decreased to 0.33% in 2021 from 0.60% in 2020. The decrease in average rate on deposits includes decreases of 0.54% on time deposits, 0.12% on money market accounts, 0.09% on interest checking accounts and 0.02% on saving accounts. The average balance of time deposits fell to 17.2% of average total deposits in 2021 from 25.1% in 2020, further contributing to the reduction in average rate on deposits.

Interest expense on short-term borrowings decreased $344,000 to $23,000 in 2021 from $367,000 in 2020. The average balance of short-term borrowings decreased to $6,269,000 in 2021 from $34,212,000 in 2020. The average rate on short-term borrowings decreased to 0.37% in 2021 from 1.07% in 2020.

Interest expense on long-term borrowings (FHLB advances) decreased $892,000 to $399,000 in 2021 from $1,291,000 in 2020. The average balance of long-term borrowings was $44,026,000 in 2021, down from an average balance of $83,500,000 in 2020. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations. The average rate on long-term borrowings was 0.91% in 2021 compared to 1.55% in 2020. The reduction in both average balance and rate reflects the prepayment of higher cost borrowings of $48,036,000 in December 2020.

Interest expense on the senior notes issued in May 2021 totaled $293,000 in 2021. The average balance of the senior notes was $9,129,000 in 2021 with an average rate of 3.21%.

Interest expense on subordinated debt increased $603,000 to $1,309,000 in 2021 from $706,000 in 2020. The average balance of subordinated debt increased to $27,399,000 in 2021 from $11,553,000 in 2020 reflecting the net impact of subordinated debt agreements assumed in the Covenant transaction of $10,091,000 in July 2020, the new issue of subordinated debt of $24,437,000, net, in May 2021 and the redemption of subordinated notes totaling $8,000,000 in June 2021. The average rate on subordinated debt decreased to 4.78% in 2021 from 6.11% in 2020.

TABLE I - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Year Ended
	December 31,		Increase/
(In Thousands)	2021	2020	(Decrease)
INTEREST INCOME
Interest-bearing due from banks	$318	$251	$67
Available-for-sale debt securities:
Taxable	5,114	5,534	(420)
Tax-exempt	3,357	2,669	688
Total available-for-sale debt securities	8,471	8,203	268
Loans receivable:
Taxable	68,019	64,460	3,559
Paycheck Protection Program - 1st Draw	3,476	2,924	552
Paycheck Protection Program - 2nd Draw	3,054	0	3,054
Tax-exempt	2,232	2,222	10
Total loans receivable	76,781	69,606	7,175
Other earning assets	66	80	(14)
Total Interest Income	85,636	78,140	7,496

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	897	948	(51)
Money market	1,156	1,172	(16)
Savings	231	230	1
Time deposits	2,254	4,881	(2,627)
Total interest-bearing deposits	4,538	7,231	(2,693)
Borrowed funds:
Short-term	23	367	(344)
Long-term - FHLB advances	399	1,291	(892)
Senior notes, net	293	0	293
Subordinated debt, net	1,309	706	603
Total borrowed funds	2,024	2,364	(340)
Total Interest Expense	6,562	9,595	(3,033)

Net Interest Income	$79,074	$68,545	$10,529
(1)	Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	Fees on loans are included with interest on loans and amounted to $7,958,000 in 2021 and $4,314,000 in 2020.

TABLE II - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars In Thousands)	Year		Year
	Ended	Rate of	Ended	Rate of
	12/31/2021	Return/	12/31/2020	Return/
	Average	Cost of	Average	Cost of
	Balance	Funds%	Balance	Funds%
EARNING ASSETS
Interest-bearing due from banks	$156,152	0.20%	$80,587	0.31%
Available-for-sale debt securities, at amortized cost:
Taxable	262,880	1.95%	238,407	2.32%
Tax-exempt	127,283	2.64%	90,038	2.96%
Total available-for-sale debt securities	390,163	2.17%	328,445	2.50%
Loans receivable:
Taxable	1,426,150	4.77%	1,285,383	5.01%
Paycheck Protection Program - 1st Draw	44,735	7.77%	98,466	2.97%
Paycheck Protection Program - 2nd Draw	52,917	5.77%	0	0.00%
Tax-exempt	72,954	3.06%	61,249	3.63%
Total loans receivable	1,596,756	4.81%	1,445,098	4.82%
Other earning assets	2,404	2.75%	2,357	3.39%
Total Earning Assets	2,145,475	3.99%	1,856,487	4.21%
Cash	24,132		25,439
Unrealized gain on securities	10,676		12,487
Allowance for loan losses	(12,354)		(11,018)
Bank-owned life insurance	30,373		24,415
Bank premises and equipment	20,814		19,826
Intangible assets	56,086		43,330
Other assets	44,032		38,859
Total Assets	$2,319,234		$2,009,825

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$399,130	0.22%	$310,782	0.31%
Money market	433,508	0.27%	298,736	0.39%
Savings	228,411	0.10%	189,316	0.12%
Time deposits	327,816	0.69%	397,974	1.23%
Total interest-bearing deposits	1,388,865	0.33%	1,196,808	0.60%
Borrowed funds:
Short-term	6,269	0.37%	34,212	1.07%
Long-term - FHLB advances	44,026	0.91%	83,500	1.55%
Senior notes, net	9,129	3.21%	0	0.00%
Subordinated debt, net	27,399	4.78%	11,553	6.11%
Total borrowed funds	86,823	2.33%	129,265	1.83%
Total Interest-bearing Liabilities.	1,475,688	0.44%	1,326,073	0.72%
Demand deposits	516,535		389,601
Other liabilities	25,785		20,800
Total Liabilities	2,018,008		1,736,474
Stockholders' equity, excluding other comprehensive income	292,683		263,253
Accumulated other comprehensive income	8,543		10,098
Total Stockholders' Equity	301,226		273,351
Total Liabilities and Stockholders' Equity	$2,319,234		$2,009,825
Interest Rate Spread		3.55%		3.49%
Net Interest Income/Earning Assets		3.69%		3.69%

Total Deposits (Interest-bearing and Demand)	$1,905,400		$1,586,409
(1)	Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

TABLE III -  ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	Year Ended 12/31/2021 vs. 12/31/2020
	Change in	Change in	Total
	Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks	$176	$(109)	$67
Available-for-sale debt securities:
Taxable	532	(952)	(420)
Tax-exempt	1,008	(320)	688
Total available-for-sale debt securities	1,540	(1,272)	268
Loans receivable:
Taxable	6,821	(3,262)	3,559
Paycheck Protection Program - 1st Draw	(2,247)	2,799	552
Paycheck Protection Program - 2nd Draw	3,054	0	3,054
Tax-exempt	388	(378)	10
Total loans receivable	8,016	(841)	7,175
Other earning assets	2	(16)	(14)
Total Interest Income	9,734	(2,238)	7,496

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	233	(284)	(51)
Money market	430	(446)	(16)
Savings	43	(42)	1
Time deposits	(752)	(1,875)	(2,627)
Total interest-bearing deposits	(46)	(2,647)	(2,693)
Borrowed funds:
Short-term	(191)	(153)	(344)
Long-term - FHLB advances	(476)	(416)	(892)
Senior notes, net	293	0	293
Subordinated debt, net	786	(183)	603
Total borrowed funds	412	(752)	(340)
Total Interest Expense	366	(3,399)	(3,033)

Net Interest Income	$9,368	$1,161	$10,529
(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME

TABLE IV - COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)	Year Ended
	December 31,		$	%
	2021	2020	Change	Change
Trust revenue	$7,234	$6,321	$913	14.4%
Brokerage and insurance revenue	1,860	1,486	374	25.2%
Service charges on deposit accounts	4,633	4,231	402	9.5%
Interchange revenue from debit card transactions	3,855	3,094	761	24.6%
Net gains from sales of loans	3,428	5,403	(1,975)	(36.6)%
Loan servicing fees, net	694	(61)	755	N/M
Increase in cash surrender value of life insurance	573	515	58	11.3%
Other noninterest income	3,580	3,355	225	6.7%
Total noninterest income, excluding realized gains on securities, net	25,857	24,344	1,513	6.2%
Realized gains on available-for-sale debt securities, net	24	169	(145)	(85.8)%
Total noninterest income	$25,881	$24,513	$1,368	5.6%

Total noninterest income, excluding realized gains and losses on securities, increased $1,513,000 (6.2%) in 2021 compared to 2020. Changes of significance are discussed in the Earnings Overview section of Management’s Discussion and Analysis.

NONINTEREST EXPENSE

TABLE V - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)	Year Ended
	December 31,		$	%
	2021	2020	Change	Change
Salaries and employee benefits	$37,603	$33,062	$4,541	13.7%
Net occupancy and equipment expense	4,984	4,461	523	11.7%
Data processing and telecommunications expense	5,903	5,316	587	11.0%
Automated teller machine and interchange expense	1,433	1,231	202	16.4%
Pennsylvania shares tax	1,951	1,689	262	15.5%
Professional fees	2,243	1,692	551	32.6%
Other noninterest expense	8,355	8,158	197	2.4%
Total noninterest expense, excluding merger-related expenses and loss on prepayment of borrowings	62,472	55,609	6,863	12.3%
Merger-related expenses	0	7,708	(7,708)	(100.0)%
Loss on prepayment of borrowings	0	1,636	(1,636)	(100.0)%
Total noninterest expense	$62,472	$64,953	$(2,481)	(3.8)%

Total noninterest expenses decreased $2,481,000 (3.8%) in 2021 as compared to 2020. Total noninterest expenses increased $6,863,000 (12.3%) in 2021 excluding Covenant merger-related expenses and loss on prepayment of borrowings in 2020. Changes of significance are discussed in the Earnings Overview section of Management’s Discussion and Analysis.

INCOME TAXES

The effective income tax rate was 18.9% of pre-tax income in 2021, up from 17.2% in 2020. The Corporation’s effective tax rates differed from the federal statutory rate of 21% mainly because of the effects of tax-exempt interest income. The higher effective income tax rate in 2021 as compared to 2020 resulted mainly from a reduction in the proportion of tax-exempt interest income to total pre-tax income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At December 31, 2021, the net deferred tax asset was $5,887,000, up from the balance at December 31, 2020 of $2,705,000. The most significant changes in temporary difference components included a net decrease of $1,826,000 in the deferred tax liability resulting from a reduction in the unrealized gain on available-for-sale debt securities attributable to higher interest rates, as well as fluctuations related to bank premises and equipment, the allowance for loan losses, and acquisition-related adjustments to loans.

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

Management believes the recorded net deferred tax asset at December 31, 2021 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

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

Table VI shows the composition of the available-for-sale debt securities portfolio at December 31, 2021 and 2020. The amortized cost of available-for-sale debt securities increased to $511,592,000 at December 31, 2021 from $334,552,000 at December 31, 2020. The increase in the securities portfolio resulted from management’s decision to invest excess funds available from the fast growth in deposits and loan repayments throughout most of 2020 and 2021. At December 31, 2021, the largest categories of securities held as a percentage of total amortized cost, were as follows: (1) tax-exempt and taxable municipal bonds, 42.1%; (2) residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies, including pass-through securities and collateralized mortgage obligations, 27.8%; and (3) commercial mortgage-backed securities issued or guaranteed by U.S. Government sponsored agencies, 17.0%.

As reflected in Table VI, the fair value of available-for-sale securities as of December 31, 2021 was $6,087,000, or 1.2% greater than the total amortized cost basis. In comparison, the aggregate unrealized gain position at December 31, 2020 was $14,780,000, or 4.4% of the total amortized cost basis. The unrealized decrease in fair value of the portfolio in 2021 resulted from an increase in interest rates.

Management has reviewed the Corporation’s holdings as of December 31, 2021 and concluded that unrealized losses on all of the securities in an unrealized loss position are considered temporary. Note 7 to the consolidated financial statements provides more detail concerning the Corporation’s processes for evaluating securities for other-than-temporary impairment.

TABLE VI - INVESTMENT SECURITIES

	2021		2020
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$25,058	$24,912	$12,184	$12,182
Obligations of U.S. Government agencies	23,936	24,091	25,349	26,344
Bank holding company debt securities	18,000	17,987	0	0
Obligations of states and political subdivisions:
Tax-exempt	143,427	148,028	116,427	122,401
Taxable	72,182	72,765	45,230	47,452
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	98,048	98,181	36,853	38,176
Residential collateralized mortgage obligations	44,015	44,247	56,048	57,467
Commercial mortgage-backed securities	86,926	87,468	42,461	45,310
Total Available-for-Sale Debt Securities	$511,592	$517,679	$334,552	$349,332

The following table presents the contractual maturities and the weighted-average yields (calculated based on amortized cost) of investment securities as of December 31, 2021. Yields on tax-exempt securities are presented on a fully taxable-equivalent basis. For callable securities, yields on securities purchased at a discount are based on yield-to-maturity, while yields on securities purchased at a premium are based on yield to the first call date. Yields on mortgage-backed securities are estimated and include the effects of prepayment assumptions. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within		One-		Five-		After
	One		Five		Ten		Ten
(Dollars In Thousands)	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$6,044	0.12%	$7,011	0.60%	$12,003	1.32%	$0	0.00%	$25,058	0.83%
Obligations of U.S. Government agencies	0	0.00%	10,000	0.55%	7,505	2.06%	6,431	3.41%	23,936	1.79%
Bank holding company debt securities	0	0.00%	0	0.00%	18,000	3.18%	0	0.00%	18,000	3.18%
Obligations of states and political subdivisions:
Tax-exempt	2,365	2.66%	25,618	2.58%	24,919	2.92%	90,525	2.39%	143,427	2.52%
Taxable	6,045	3.06%	15,932	1.88%	17,105	1.95%	33,100	2.50%	72,182	2.28%
Sub-total	$14,454	1.77%	$58,561	1.81%	$79,532	2.45%	$130,056	2.47%	$282,603	2.29%
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities									98,048	1.48%
Residential collateralized mortgage obligations									44,015	1.79%
Commercial mortgage-backed securities									86,926	1.89%
Total									$511,592	2.02%

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

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Income section of Management’s Discussion and Analysis. Other significant balance sheet items, including securities, the allowance for loan losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding letters of credit at December 31, 2021, and management does not expect the amount of purchases of bank premises and equipment to have a material, detrimental effect on the Corporation’s financial condition in 2022.

Table VII shows the composition of the loan portfolio as of the end of the years 2017 through 2021. At December 31, 2021, gross loans outstanding totaled $1,564,849,000, a decrease of $79.4 million (4.8%) from December 31, 2020 as the outstanding balance of PPP loans decreased $105.4 million. The total recorded investment in loans at December 31, 2021 was $749.1 million (92%) higher than the total at December 31, 2017, with most of the growth attributable to the Monument acquisition in 2019, Covenant acquisition in 2020 and expansion in Southcentral Pennsylvania, mainly in 2020 and 2021. Over the period 2017-2021, the Corporation has increased the proportion of residential mortgage loans sold into the secondary market. Consistent with these trends, commercial segment loans increased to 63% of the recorded investment in the portfolio at December 31, 2021 from 43% at December 31, 2017, while residential mortgage segment loans decreased to 36% at December 31, 2021 from 55% at December 31, 2017.

While the Corporation’s lending activities are primarily concentrated in its market areas, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial,” “Commercial loans secured by real estate”, “Political subdivisions” and “Other commercial” classes in the loan tables presented in this Form 10-K. Total participation loans outstanding amounted to $54,372,000 at December 31, 2021, down from $65,741,000 at December 31, 2020. At December 31, 2021, the balance of participation loans outstanding includes a total of $30,196,000 to businesses located outside of the Corporation’s market areas. Also, included within participation loans are “leveraged loans,” meaning loans to businesses with minimal tangible book equity and for which the extent of collateral available is limited, though typically at the time of origination the businesses have demonstrated strong cash flow performance in their recent histories. Leveraged participation loans totaled $7,468,000 at December 31, 2021 and $8,437,000 at December 31, 2020.

Table VIII presents loan maturity data as of December 31, 2021. Fixed-rate loans are shown in Table VIII based on their contractually scheduled principal repayments, and variable-rate loans are shown based on the date of the next change in rate. Table VIII presents a well-balanced maturity and repricing mix. Total fixed rate loans maturing within one year and variable or adjustable loans repricing within one year amount to $439,016,000 or 28% of the portfolio. Table VIII shows that fixed-rate loans total approximately 44% of the loan portfolio and approximately 33% of the portfolio are variable-rate loans that re-price after more than one year.

Since 2009, the Corporation has originated and sold residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Xtra program consist primarily of conforming, prime loans sold to the Federal National Mortgage Association (Fannie Mae), a quasi-government entity. In 2014, the Corporation began to originate and sell residential mortgage loans to the secondary market through the MPF Original program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Original program consist primarily of conforming, prime loans sold to the Federal Home Loan Bank of Pittsburgh. In late 2019, the Corporation began to originate and sell larger-balance, nonconforming mortgages under the MPF Direct Program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The Corporation does not retain servicing rights for loans sold under the MPF Direct Program. Through December 31, 2021, the Corporation’s activity under the MPF Direct Program has been minimal.

For loan sales originated under the MPF programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At December 31, 2021, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,571,000, and the corresponding total outstanding balance of repurchased loans at December 31, 2020 was $1,714,000.

At December 31, 2021, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $334,741,000, including loans sold through the MPF Xtra program of $165,668,000 and loans sold through the Original program of $169,073,000. At December 31, 2020, outstanding balances of loans sold and serviced through the two programs totaled $278,857,000, including loans sold through the MPF Xtra program of $149,463,000 and loans sold through the Original Program of $129,394,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of December 31, 2021 and December 31, 2020.

For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. At December 31, 2021, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $8,656,000, and the Corporation has recorded a related allowance for credit losses in the amount of $635,000 which is included in accrued interest and other liabilities in the accompanying consolidated balance sheets. At December 31, 2020, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $6,766,000, and the related allowance for credit losses was $500,000. Income related to providing the credit enhancement (included in other noninterest income in the consolidated statements of income) totaled $348,000 in 2021 and $227,000 in 2020. A provision for losses related to the credit enhancement obligation (included in other noninterest expense in the consolidated statements of income) of $135,000 was recorded in 2021 compared to $167,000 in 2020. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

The Corporation is a participating SBA lender. Under the terms of its arrangements with the SBA, the Corporation may originate loans to commercial borrowers, with full-or-partial guarantees by the SBA, subject to the SBA’s underwriting and documentation requirements. Covenant had also been a participating SBA lender. Pursuant to the Covenant acquisition, the Corporation acquired loans with partial SBA guarantees, or in some cases, loans where the SBA-guaranteed portion of the loans had been sold back to the SBA subject to ongoing compliance with SBA underwriting and documentation requirements. As part of its due diligence, the Corporation reviewed all the loans originated through the various SBA loan programs acquired from Covenant as of July 1, 2020 and recorded an allowance for SBA claim adjustments of $800,000. Determination of the allowance was subjective in nature and was based on the Corporation’s assessment of the credit quality of the loans and the quality of the documentation supporting compliance with SBA requirements. The Corporation’s total exposure related to SBA guarantees on loans originated by Covenant was $12,856,000 at December 31, 2021 and $17,041,000 at December 31, 2020 with an allowance for SBA claim adjustments (included in accrued interest and other liabilities in the consolidated balance sheets) of $457,000 at December 31, 2021 and $730,000 at December 31, 2020. In the year ended December 31, 2021, the Corporation recorded charges against the allowance for SBA claims totaling $37,000 and a reduction in other noninterest expense of $236,000 representing amounts realized on SBA claims in excess of prior estimates. In comparison, in 2020, there were no charges against the allowance for SBA claims and the Corporation recognized a reduction in other noninterest expense of $70,000.

TABLE VII – Five-year Summary of Loans by Type

(Dollars In Thousands)	2021	%	2020	%	2019	%	2018	%	2017	%
Commercial:
Commercial loans secured by real estate	$569,840	36.4	$531,810	32.3	$301,227	25.5	$162,611	19.6	$159,266	19.5
Commercial and industrial	159,073	10.2	159,577	9.7	126,374	10.7	91,856	11.1	88,276	10.8
Paycheck Protection Program - 1st Draw	1,356	0.1	132,269	8.0	0	0.0	0	0.0	0	0.0
Paycheck Protection Program - 2nd Draw	25,508	1.6	0	0.0	0	0.0	0	0.0	0	0.0
Political subdivisions	81,301	5.2	53,221	3.2	53,570	4.5	53,263	6.4	59,287	7.3
Commercial construction and land	60,579	3.9	42,874	2.6	33,555	2.8	11,962	1.4	14,527	1.8
Loans secured by farmland	11,121	0.7	11,736	0.7	12,251	1.0	7,146	0.9	7,255	0.9
Multi-family (5 or more) residential	50,089	3.2	55,811	3.4	31,070	2.6	7,180	0.9	7,713	0.9
Agricultural loans	2,351	0.2	3,164	0.2	4,319	0.4	5,659	0.7	6,178	0.8
Other commercial loans	17,153	1.0	17,289	1.1	16,535	1.4	13,950	1.7	10,986	1.3
Total commercial	978,371	62.5	1,007,751	61.2	578,901	49.0	353,627	42.7	353,488	43.3
Residential mortgage:
Residential mortgage loans - first liens	483,629	30.9	532,947	32.4	510,641	43.2	372,339	45.0	359,987	44.1
Residential mortgage loans - junior liens	23,314	1.5	27,311	1.7	27,503	2.3	25,450	3.1	25,325	3.1
Home equity lines of credit	39,252	2.5	39,301	2.4	33,638	2.8	34,319	4.1	35,758	4.4
1-4 Family residential construction	23,151	1.5	20,613	1.3	14,798	1.3	24,698	3.0	26,216	3.2
Total residential mortgage	569,346	36.4	620,172	37.8	586,580	49.6	456,806	55.2	447,286	54.8
Consumer	17,132	1.1	16,286	1.0	16,741	1.4	17,130	2.1	14,939	1.8
Total	1,564,849	100.0	1,644,209	100.0	1,182,222	100.0	827,563	100.0	815,713	100.0
Less: allowance for loan losses	(13,537)		(11,385)		(9,836)		(9,309)		(8,856)
Loans, net	$1,551,312		$1,632,824		$1,172,386		$818,254		$806,857

TABLE VIII – LOAN MATURITY DISTRIBUTION

	As of December 31, 2021

	Fixed-Rate Loans				Variable- or Adjustable-Rate Loans				All Loans
	1 Year	1-5	>5		1 Year	1-5	>5
(In Thousands)	or Less	Years	Years	Total	or Less	Years	Years	Total	Total
Commercial:
Commercial loans secured by real estate	$28,232	$114,404	$77,419	$220,055	$153,384	$178,051	$18,350	$349,785	$569,840
Commercial and industrial	15,894	33,420	4,937	54,251	82,969	21,323	530	104,822	159,073
Paycheck Protection Program - 1st Draw	781	575	0	1,356	0	0	0	0	1,356
Paycheck Protection Program - 2nd Draw	0	25,508	0	25,508	0	0	0	0	25,508
Political subdivisions	2,164	5,709	65,371	73,244	1,247	299	6,511	8,057	81,301
Commercial construction and land	1,287	3,959	43,630	48,876	8,049	1,650	2,004	11,703	60,579
Loans secured by farmland	49	183	890	1,122	2,129	7,688	182	9,999	11,121
Multi-family (5 or more) residential	1,569	11,045	5,980	18,594	14,163	10,339	6,993	31,495	50,089
Agricultural loans	120	830	0	950	1,214	187	0	1,401	2,351
Other commercial loans	3	1,043	3,009	4,055	9,765	2,977	356	13,098	17,153
Total commercial	50,099	196,676	201,236	448,011	272,920	222,514	34,926	530,360	978,371
Residential mortgage:
Residential mortgage loans - first liens	10,198	31,761	144,308	186,267	57,760	119,418	120,184	297,362	483,629
Residential mortgage loans - junior liens	381	2,800	12,825	16,006	3,434	3,455	419	7,308	23,314
Home equity lines of credit	95	0	250	345	38,815	0	92	38,907	39,252
1-4 Family residential construction	0	3,198	11,488	14,686	725	589	7,151	8,465	23,151
Total residential mortgage	10,674	37,759	168,871	217,304	100,734	123,462	127,846	352,042	569,346
Consumer	3,827	9,754	2,789	16,370	762	0	0	762	17,132
Total	$64,600	$244,189	$372,896	$681,685	$374,416	$345,976	$162,772	$883,164	$1,564,849

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

The allowance for loan losses was $13,537,000 at December 31, 2021, up from $11,385,000 at December 31, 2020. Table X shows that the collectively determined portion of the allowance increased by a net $2,251,000 across all loan classes, including an increase in the collectively determined portion of the allowance related to commercial loans of $2,008,000. This increase was primarily due to an increase in loan volume, excluding PPP loans.

Table X shows total specific allowances on impaired loans decreased $185,000 to $740,000 at December 31, 2021 from $925,000 at December 31, 2020. At December 31, 2021, there were 3 commercial loans with specific allowances. The total recorded investment in these loans at December 31, 2021 was $6,540,000, including 2 loans secured by hotel properties with total recorded investments of $6,468,000.

Loans acquired from Covenant that were identified as having a deterioration in credit quality (purchased credit impaired, or PCI), were valued at $6,648,000 at July 1, 2020 and $6,259,000 at December 31, 2021.  The remainder of the portfolio was deemed to be the performing component of the portfolio.  Performing loans acquired from Covenant are presented net of a discount for credit losses of $3,059,000 at December 31, 2021 and $5,362,000 at December 31, 2020. This discount reflects an estimate of the present value of credit losses based on market expectations at the date of acquisition of $7,219,000, subsequently reduced as accretion has been recognized based on estimated and actual principal pay-downs.

Loans acquired from Monument that were identified as having a deterioration in credit quality (PCI) were valued at $441,000 at April 1, 2019 and $299,000 at December 31, 2021.  The remainder of the portfolio was deemed to be the performing component of the portfolio.  Performing loans acquired from Monument are presented net of a discount for credit losses of $276,000 at December 31, 2021 and $617,000 at December 31, 2020. This discount reflects an estimate of the present value of credit losses based on market expectations at the date of acquisition of $1,914,000, subsequently reduced as accretion has been recognized based on estimated and actual principal pay-downs.

Table XI shows the allowance for loan losses totaled 0.87% of gross loans outstanding at December 31, 2021, up from 0.69% at December 31, 2020 and 0.83% at December 31, 2019, and down from levels in excess of 1.00% prior to the Covenant and Monument acquisitions from 2017 to 2018.  Table XI also shows that the total of the allowance and the credit adjustment on purchased non-impaired loans, as a percentage of total loans plus the credit adjustment, was 1.08% at December 31, 2021, up from 1.05% at December 31, 2020 and 0.93% at December 31, 2019, and in line with ratios from the previous years.

The provision for loan losses by segment for 2021 and 2020 is as follows:

(In Thousands)	2021	2020
Commercial	$3,427	$3,847
Residential mortgage	90	27
Consumer	58	39
Unallocated	86	0
Total	$3,661	$3,913

The provision for loan losses is further detailed as follows:

Commercial segment

(In Thousands)	2021	2020
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$1,419	$2,215
Increase in collectively determined portion of the allowance attributable to:
Changes in loan volume	1,879	432
Changes in historical loss experience factors	129	831
Changes in qualitative factors	0	369
Total provision for loan losses - Commercial segment	$3,427	$3,847

Residential mortgage segment

(In Thousands)	2021	2020
Decrease in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$(157)	$(58)
Increase (decrease) in collectively determined portion of the allowance attributable to:
Changes in loan volume	348	(240)
Changes in historical loss experience factors	(56)	(88)
Changes in qualitative factors	(45)	413
Total provision for loan losses - Residential mortgage segment	$90	$27

Consumer segment

(In Thousands)	2021	2020
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$62	$81
Increase (decrease) in collectively determined portion of the allowance attributable to:
Changes in loan volume	14	(30)
Changes in historical loss experience factors	(23)	(15)
Changes in qualitative factors	5	3
Total provision for loan losses - Consumer segment	$58	$39

Total – All segments

(In Thousands)	2021	2020
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$1,324	$2,238
Increase (decrease) in collectively determined portion of the allowance attributable to:
Changes in loan volume	2,241	162
Changes in historical loss experience factors	50	728
Changes in qualitative factors	(40)	785
Sub-total	3,575	3,913
Unallocated	86	0
Total provision for loan losses - All segments	$3,661	$3,913

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

In the tables immediately above, the portion of the net change in the collectively determined allowance attributable to changes in loan volume was determined by applying the historical loss experience and qualitative factors used in the allowance calculation at the end of the preceding period to the net increase in loans outstanding (excluding loans specifically evaluated for impairment) for the period.

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

In 2021, net charge-offs were $1,509,000, including charge-offs of $1,575,000 and recoveries of $66,000. In 2021, the Corporation recorded partial charge-offs totaling $1,463,000 on a commercial loan. At December 31, 2021, the recorded investment in this loan was $1,391,000. In 2020, the Corporation recorded a charge-off of $2,219,000 on one commercial loan for which there was no recorded investment at December 31, 2021 and 2020. Table XII shows the average rate of net charge-offs as a percentage of loans was 0.09% in 2021, with an annual average over the five-year period ended December 31, 2021 of 0.08%, and annual average rates ranging from a high of 0.16% in 2020 to a low of 0.02% in 2018.

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Total nonperforming loans as a percentage of outstanding loans was 1.36% at December 31, 2021, down from 1.42% at December 31, 2020, and nonperforming assets as a percentage of total assets was 0.94% at December 31, 2021, down from 1.10% at December 31, 2020. Table XI presents data at the end of each of the years ended December 31, 2017 through 2021. Table XI shows that total nonperforming loans as a percentage of loans of 1.36% at December 31, 2021, though up from the low of 0.88% at December 31, 2019, was lower than the corresponding ratio at December 31, 2017, 2018 and 2020. Similarly, the December 31, 2021 ratio of total nonperforming assets as a percentage of assets of 0.94% was up from the low of 0.80% at December 31, 2019, but lower than the corresponding ratio at December 31, 2017, 2018 and 2020.

Total impaired loans of $15,734,000 at December 31, 2021 are down $2,084,000 from the corresponding amount at December 31, 2020 of $17,818,000. Table XI shows that while the total balance of impaired loans at December 31, 2021 was lower than the amount at December 31, 2020,  it was higher than the amounts over the periods of 2017-2019, which ranged from a low of $5,486,000 in 2019 to the high of $9,774,000 at December 31, 2018. The increase in total impaired loans in 2020 and 2021 includes the impact of purchased credit impaired loans acquired from Covenant and Monument.

Total nonperforming assets of $21,902,000 at December 31, 2021 are $2,827,000 lower than the corresponding amount at December 31, 2020, summarized as follows:

●	Total nonaccrual loans at December 31, 2021 of $18,999,000 was $2,417,000 lower than the corresponding December 31, 2020 total of $21,416,000.
●	Total loans past due 90 days or more and still accruing interest amounted to $2,219,000 at December 31, 2021, an increase of $244,000 from the total at December 31, 2020.
●	Foreclosed assets held for sale consisted of real estate, and totaled $684,000 at December 31, 2021, a decrease of $654,000 from $1,338,000 at December 31, 2020. At December 31, 2021, the Corporation held four such properties for sale, with total carrying values of $256,000 related to residential real estate and $428,000 related to commercial real estate. At December 31, 2020, the Corporation held six such properties for sale, with total carrying values of $80,000 related to residential real estate and $1,258,000 related to commercial real estate. The Corporation evaluates the carrying values of foreclosed assets each quarter based on the most recent market activity or appraisals for each property.

As reflected in Table XI, total loans past due 30-89 days and still accruing interest amounted to $5,106,000 at December 31, 2021, down from $5,918,000 at December 31, 2020. This variance includes the effect of fluctuations in 30-89 day past due residential mortgage loans, which totaled $4,347,000 at December 31, 2021, down from $5,084,000 at December 31, 2020. Management monitors the status of delinquent residential mortgage loans on an ongoing basis and has considered delinquency trends, which were generally favorable throughout most of 2021, in evaluating the allowance for loan losses at December 31, 2021.

Over the period 2017-2021, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of December 31, 2021. Management continues to closely monitor its commercial loan relationships for possible credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to the allowance for loan losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)	Years Ended December 31,
	2021	2020	2019	2018	2017
Balance, beginning of year	$11,385	$9,836	$9,309	$8,856	$8,473
Charge-offs:
Commercial	(1,464)	(2,343)	(6)	(165)	(132)
Residential mortgage	(11)	0	(190)	(158)	(197)
Consumer	(100)	(122)	(183)	(174)	(150)
Total charge-offs	(1,575)	(2,465)	(379)	(497)	(479)
Recoveries:
Commercial	22	16	6	317	4
Residential mortgage	6	44	12	8	19
Consumer	38	41	39	41	38
Total recoveries	66	101	57	366	61
Net charge-offs	(1,509)	(2,364)	(322)	(131)	(418)
Provision for loan losses	3,661	3,913	849	584	801
Balance, end of period	$13,537	$11,385	$9,836	$9,309	$8,856
Net charge-offs as a % of average loans	0.09%	0.16%	0.03%	0.02%	0.05%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	As of December 31,
	2021	2020	2019	2018	2017
ASC 310 - Impaired loans - individually evaluated	$740	$925	$1,051	$1,605	$1,279
ASC 450 - Collectively evaluated:
Commercial	7,553	5,545	3,913	3,102	3,078
Residential mortgage	4,338	4,091	4,006	3,870	3,841
Consumer	235	239	281	233	159
Unallocated	671	585	585	499	499
Total Allowance	$13,537	$11,385	$9,836	$9,309	$8,856

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(Dollars In Thousands)	As of December 31,
	2021	2020	2019	2018	2017
Impaired loans with a valuation allowance	$6,540	$8,082	$3,375	$4,851	$4,100
Impaired loans without a valuation allowance	2,636	2,895	1,670	4,923	5,411
Purchased credit impaired loans	6,558	6,841	441	0	0
Total impaired loans	$15,734	$17,818	$5,486	$9,774	$9,511
Total loans past due 30-89 days and still accruing	$5,106	$5,918	$8,889	$7,142	$9,449
Nonperforming assets:
Purchased credit impaired loans	$6,558	$6,841	$441	$0	$0
Other nonaccrual loans	12,441	14,575	8,777	13,113	13,404
Total nonaccrual loans	18,999	21,416	9,218	13,113	13,404
Total loans past due 90 days or more and still accruing	2,219	1,975	1,207	2,906	3,724
Total nonperforming loans	21,218	23,391	10,425	16,019	17,128
Foreclosed assets held for sale (real estate)	684	1,338	2,886	1,703	1,598
Total nonperforming assets	$21,902	$24,729	$13,311	$17,722	$18,726
Loans subject to troubled debt restructurings (TDRs):
Performing	$288	$166	$889	$655	$636
Nonperforming	5,517	7,285	1,737	2,884	3,027
Total TDRs	$5,805	$7,451	$2,626	$3,539	$3,663

Total nonperforming loans as a % of loans	1.36%	1.42%	0.88%	1.94%	2.10%
Total nonperforming assets as a % of assets	0.94%	1.10%	0.80%	1.37%	1.47%
Allowance for loan losses as a % of total loans	0.87%	0.69%	0.83%	1.12%	1.09%
Credit adjustment on purchased non-impaired loans and allowance for loan losses as a % of total loans and the credit adjustment (a)	1.08%	1.05%	0.93%	1.12%	1.09%
Allowance for loan losses as a % of nonperforming loans	63.80%	48.67%	94.35%	58.11%	51.70%

(a) Credit adjustment on purchased non-impaired loans at end of period	$3,335	$5,979	$1,216	$0	$0
Allowance for loan losses	13,537	11,385	9,836	9,309	8,856
Total credit adjustment on purchased non-impaired loans at end of period and allowance for loan losses (1)	$16,872	$17,364	$11,052	$9,309	$8,856
Total loans receivable	$1,564,849	$1,644,209	$1,182,222	$827,563	$815,713
Credit adjustment on purchased non-impaired loans at end of period	3,335	5,979	1,216	0	0
Total (2)	$1,568,184	$1,650,188	$1,183,438	$827,563	$815,713
Credit adjustment on purchased non-impaired loans and allowance for loan losses as a % of total loans and the credit adjustment (1)/(2)	1.08%	1.05%	0.93%	1.12%	1.09%

TABLE XII – FIVE-YEAR HISTORY OF LOAN LOSSES

(Dollars In Thousands)	2021		2020		2019		2018		2017		Average
Average gross loans	$1,596,756		$1,445,098		$1,057,559		$822,346		$780,640		$1,140,480
Year-end gross loans	1,564,849		1,644,209		1,182,222		827,563		815,713		$1,206,911
Year-end allowance for loan losses	13,537		11,385		9,836		9,309		8,856		$10,585
Year-end nonaccrual loans	18,999		21,416		9,218		13,113		13,404		$15,230
Year-end loans 90 days or more past due and still accruing	2,219		1,975		1,207		2,906		3,724		2,406
Net charge-offs	1,509		2,364		322		131		418		949
Provision for loan losses	3,661		3,913		849		584		801		1,962
Earnings coverage of charge-offs	26	x	10	x	76	x	210	x	56	x	29	x
Allowance coverage of charge-offs	9	x	5	x	31	x	71	x	21	x	11	x
Net charge-offs as a % of provision for loan losses	41.22%		60.41%		37.93%		22.43%		52.18%		48.37%
Net charge-offs as a % of average gross loans	0.09%		0.16%		0.03%		0.02%		0.05%		0.08%
Income before income taxes on a fully taxable equivalent basis	38,822		24,192		24,453		27,564		23,350		27,676

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Corporation’s significant fixed and determinable contractual obligations as of December 31, 2021 include repayment obligations related to time deposits and borrowed funds. Information related to maturities of time deposits is provided in Note 11 to the consolidated financial statements. Information related to maturities of borrowed funds is provided in Note 12 to the consolidated financial statements. The Corporation’s operating lease commitments with terms of one year or less and other commitments at December 31, 2021 are immaterial. Information concerning operating lease commitments with terms greater than one year is provided in Note 17 to the consolidated financial statements. The Corporation’s significant off-balance sheet arrangements include commitments to extend credit and standby letters of credit. Off-balance sheet arrangements are described in Note 16 to the consolidated financial statements.

As described in more detail in the Financial Condition section of Management’s Discussion and Analysis, the Corporation sells residential mortgage loans for which the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. At December 31, 2021, outstanding balances of such loans sold totaled $334,741,000.

Also, for loans sold under the MPF Original program, the Corporation provides a credit enhancement. At December 31, 2021, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $8,656,000, and the Corporation has recorded a related allowance for credit losses in the amount of $635,000 which is included in “Accrued interest and other liabilities” in the accompanying consolidated balance sheets.

As discussed in the Financial Condition section of Management’s Discussion and Analysis, the Corporation is a participating SBA lender and may originate loans to commercial borrowers, with full-or-partial guarantees by the SBA, subject to the SBA’s underwriting and documentation requirements. In some cases, the Corporation may sell the SBA-guaranteed portion of the loan back to the SBA subject to ongoing compliance with SBA underwriting and documentation requirements. If it is determined that the ongoing compliance requirements are not met, the Corporation could be subject to claim adjustments on SBA guaranteed loans. At December 31, 2021, the Corporation’s total exposure to SBA guarantees was $12,856,000 with a recorded claims adjustment allowance of $457,000, included in accrued interest and other liabilities in the consolidated balance sheets.

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At December 31, 2021, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $79,119,000. The Corporation’s cash position throughout 2021 has been elevated in comparison to historical levels as growth in deposits and funds received from repayment of loans have outpaced loan originations, purchases of securities, repayments of borrowings and other uses of cash.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $14,034,000 at December 31, 2021.

The Corporation’s outstanding, available, and total credit facilities at December 31, 2021 and 2020 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020	2021	2020
Federal Home Loan Bank of Pittsburgh	$33,311	$72,222	$723,557	$698,977	$756,868	$771,199
Federal Reserve Bank Discount Window	0	0	13,642	14,654	13,642	14,654
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$33,311	$72,222	$782,199	$758,631	$815,510	$830,853

At December 31, 2021, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings of $27,727,000 and letters of credit totaling $5,584,000. At December 31, 2020, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of short-term borrowings of $18,000,000, long-term borrowings of $53,822,000 and a $400,000 letter of credit.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale debt securities to meet its obligations. At December 31, 2021, the carrying value of available-for-sale debt securities in excess of amounts required to meet pledging or repurchase agreement obligations was $307,387,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Details concerning capital ratios at December 31, 2021 and December 31, 2020 are presented in Note 18 to the consolidated financial statements. Management believes, as of December 31, 2021, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, the Corporation’s and C&N Bank’s capital ratios at December 31, 2021 and December 31, 2020 exceed the Corporation’s Board policy threshold levels. Management expects C&N Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future.

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

To avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At December 31, 2021, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

At December 31, 2021, C&N Bank’s Capital Conservation Buffer (determined based on the minimum total capital ratio) was 8.04%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income within stockholders’ equity. The balance in Accumulated Other Comprehensive Income related to unrealized gains on available-for-sale debt securities, net of deferred income tax, amounted to $4,809,000 at December 31, 2021 and $11,676,000 at December 31, 2020. Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale debt securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 7 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale debt securities for other-than-temporary impairment at December 31, 2021.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $217,000 at December 31, 2021 and $119,000 at December 31, 2020.

INFLATION

Inflation affects the cost of labor, supplies and services used to provide banking services as well as interest rates. After many years of low inflation, disruptions to labor markets and supply chains triggered by the COVID-19 pandemic and government policies have led to an annual inflation rate in 2021, based on changes in the Consumer Price Index, of 7%.

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. In March of 2020, in response to significant concerns about the impact of the COVID-19 pandemic on the U.S. economy, the Federal Reserve lowered the fed funds target rate from 1.75% to 0.25%, which it has maintained through December 31, 2021. Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth. The Federal Open Market Committee (FOMC) has noted in its most recent statement that indicators of economic activity and employment have continued to strengthen and that inflationary concerns may no longer be considered transitory in nature. The Committee noted its desire to achieve maximum employment and inflation at a rate of 2 percent over the longer run and with inflation currently well above that level with a strong labor market, it expects it will soon be appropriate to raise the target range for the federal funds rate. The Committee also decided to continue to reduce the monthly pace of its net asset purchases, bringing them to an end in early March of 2022.

Although management cannot predict future changes in the rates of inflation, management monitors the impact of economic trends, including indicators of inflationary pressures, in managing interest rate and other financial risks.

ITEM 8. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In Thousands, Except Share and Per Share Data)	2021	2020
ASSETS
Cash and due from banks:
Noninterest-bearing	$16,729	$24,780
Interest-bearing	88,219	77,077
Total cash and due from banks	104,948	101,857
Available-for-sale debt securities, at fair value	517,679	349,332

Loans receivable	1,564,849	1,644,209
Allowance for loan losses	(13,537)	(11,385)
Loans, net	1,551,312	1,632,824

Bank-owned life insurance	30,669	30,096
Accrued interest receivable	7,235	8,293
Bank premises and equipment, net	20,683	21,526
Foreclosed assets held for sale	684	1,338
Deferred tax asset, net	5,887	2,705
Goodwill	52,505	52,505
Core deposit intangibles, net	3,316	3,851
Other assets	32,730	34,773
TOTAL ASSETS	$2,327,648	$2,239,100

LIABILITIES
Deposits:
Noninterest-bearing	$521,206	$465,332
Interest-bearing	1,403,854	1,355,137
Total deposits	1,925,060	1,820,469
Short-term borrowings	1,803	20,022
Long-term borrowings - FHLB advances	28,042	54,608
Senior notes, net	14,701	0
Subordinated debt, net	33,009	16,553
Accrued interest and other liabilities	23,628	27,692
TOTAL LIABILITIES	2,026,243	1,939,344

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares;
issued 16,030,172 and outstanding 15,759,090 at December 31, 2021;
issued 15,982,815 and outstanding 15,911,984 at December 31, 2020	16,030	15,983
Paid-in capital	144,453	143,644
Retained earnings	142,612	129,703
Treasury stock, at cost; 271,082 shares at December 31, 2021 and 70,831
shares at December 31, 2020	(6,716)	(1,369)
Accumulated other comprehensive income	5,026	11,795
TOTAL STOCKHOLDERS' EQUITY	301,405	299,756
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,327,648	$2,239,100

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

	Years Ended December 31,
(In Thousands Except Per Share Data)	2021	2020
INTEREST INCOME
Interest and fees on loans:
Taxable	$74,549	$67,384
Tax-exempt	1,770	1,768
Income from available-for-sale debt securities:
Taxable	5,114	5,534
Tax-exempt	2,684	2,143
Other interest and dividend income	384	331
Total interest and dividend income	84,501	77,160
INTEREST EXPENSE
Interest on deposits	4,538	7,231
Interest on short-term borrowings	23	367
Interest on long-term borrowings - FHLB advances	399	1,291
Interest on senior notes, net	293	0
Interest on subordinated debt, net	1,309	706
Total interest expense	6,562	9,595
Net interest income	77,939	67,565
Provision for loan losses	3,661	3,913
Net interest income after provision for loan losses	74,278	63,652
NONINTEREST INCOME
Trust revenue	7,234	6,321
Brokerage and insurance revenue	1,860	1,486
Service charges on deposit accounts	4,633	4,231
Interchange revenue from debit card transactions	3,855	3,094
Net gains from sale of loans	3,428	5,403
Loan servicing fees, net	694	(61)
Increase in cash surrender value of life insurance	573	515
Other noninterest income	3,580	3,355
Sub-total	25,857	24,344
Realized gains on available-for-sale debt securities, net	24	169
Total noninterest income	25,881	24,513
NONINTEREST EXPENSE
Salaries and employee benefits	37,603	33,062
Net occupancy and equipment expense	4,984	4,461
Data processing and telecommunications expense	5,903	5,316
Automated teller machine and interchange expense	1,433	1,231
Pennsylvania shares tax	1,951	1,689
Professional fees	2,243	1,692
Loss on prepayment of borrowings	0	1,636
Merger-related expenses	0	7,708
Other noninterest expense	8,355	8,158
Total noninterest expense	62,472	64,953
Income before income tax provision	37,687	23,212
Income tax provision	7,133	3,990
NET INCOME	$30,554	$19,222
EARNINGS PER COMMON SHARE - BASIC	$1.92	$1.30
EARNINGS PER COMMON SHARE - DILUTED	$1.92	$1.30

The accompanying notes are an integral part of consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In Thousands)	2021	2020
Net income	$30,554	$19,222

Available-for-sale debt securities:
Unrealized holding (losses) gains on available-for-sale debt securities	(8,669)	10,504
Reclassification adjustment for (gains) realized in income	(24)	(169)
Other comprehensive (loss) income on available-for-sale debt securities	(8,693)	10,335

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	140	(49)
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(17)	(29)
Other comprehensive income (loss) on pension and postretirement obligations	123	(78)

Other comprehensive (loss) income before income tax	(8,570)	10,257
Income tax related to other comprehensive loss (income)	1,801	(2,153)

Net other comprehensive (loss) income	(6,769)	8,104

Comprehensive income	$23,785	$27,326

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Income	Stock	Total
Balance, January 1, 2020	13,934,996	218,551	$13,935	$104,519	$126,480	$3,691	$(4,173)	$244,452
Net income					19,222			19,222
Other comprehensive income, net						8,104		8,104
Cash dividends declared on common stock, $1.08 per share					(15,999)			(15,999)
Shares issued for dividend reinvestment plan		(77,525)		34			1,496	1,530
Shares issued from treasury and redeemed related to exercise of stock options		(10,407)		(70)			201	131
Restricted stock granted		(70,940)		(1,370)			1,370	0
Forfeiture of restricted stock		5,290		100			(100)	0
Stock-based compensation expense				1,050				1,050
Purchase of restricted stock for tax withholding		5,862					(163)	(163)
Shares issued for acquisition of Covenant Financial, Inc., net of equity issuance costs	2,047,819		2,048	39,381				41,429
Balance, December 31, 2020	15,982,815	70,831	15,983	143,644	129,703	11,795	(1,369)	299,756
Net income					30,554			30,554
Other comprehensive loss, net						(6,769)		(6,769)
Cash dividends declared on common stock, $1.11 per share					(17,645)			(17,645)
Shares issued for dividend reinvestment plan	36,368	(31,877)	36	845			788	1,669
Shares issued from treasury and redeemed related to exercise of stock options		(13,169)		(33)			245	212
Restricted stock granted	10,989	(67,402)	11	(1,319)			1,308	0
Forfeiture of restricted stock		5,290		102			(102)	0
Stock-based compensation expense				1,214				1,214
Purchase of restricted stock for tax withholding		8,350					(174)	(174)
Treasury stock purchases		299,059					(7,412)	(7,412)
Balance, December 31, 2021	16,030,172	271,082	$16,030	$144,453	$142,612	$5,026	$(6,716)	$301,405

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In Thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,554	$19,222
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,661	3,913
Loss on prepayment of borrowings	0	1,636
Realized gains on available-for-sale debt securities, net	(24)	(169)
Net amortization of securities	2,204	1,570
Increase in cash surrender value of life insurance	(573)	(515)
Depreciation and amortization of bank premises and equipment	2,130	1,981
Net accretion of purchase accounting adjustments	(2,124)	(2,524)
Stock-based compensation	1,214	1,050
Deferred income taxes	(1,381)	(361)
Decrease in fair value of servicing rights	68	576
Gains on sales of loans, net	(3,428)	(5,403)
Origination of loans held for sale	(105,523)	(158,909)
Proceeds from sales of loans held for sale	107,797	163,149
Decrease (increase) in accrued interest receivable and other assets	186	(2,645)
Increase in accrued interest payable and other liabilities	210	2,473
Other	(127)	(260)
Net Cash Provided by Operating Activities	34,844	24,784
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents provided by business combination	0	75,955
Purchase of certificates of deposit	(4,500)	(2,500)
Proceeds from maturities of certificates of deposit	1,240	740
Proceeds from sales of available-for-sale debt securities	2,027	28,941
Proceeds from calls and maturities of available-for-sale debt securities	61,684	94,486
Purchase of available-for-sale debt securities	(243,925)	(105,354)
Redemption of Federal Home Loan Bank of Pittsburgh stock	2,517	8,496
Purchase of Federal Home Loan Bank of Pittsburgh stock	(2,110)	(5,146)
Net decrease in loans	78,746	1,564
Proceeds from bank owned life insurance	287	0
Proceeds from sales of premises and equipment	627	0
Purchase of premises and equipment	(1,864)	(3,137)
Proceeds from sale of foreclosed assets	1,148	2,262
Other	228	273
Net Cash (Used in) Provided by Investing Activities	(103,895)	96,580
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	105,381	86,941
Net decrease in short-term borrowings	(18,154)	(99,969)
Proceeds from long-term borrowings - FHLB advances	0	25,891
Repayments of long-term borrowings - FHLB advances	(26,095)	(54,831)
Proceeds from issuance of senior notes, net of issuance costs	14,663	0
Proceeds from issuance of subordinated debt, net of issuance costs	24,437	0
Redemption of subordinated debt	(8,000)	0
Sale of treasury stock	212	131
Purchases of treasury stock	(7,586)	(163)
Common dividends paid	(15,976)	(14,469)
Net Cash Provided by (Used in) Financing Activities	68,882	(56,469)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(169)	64,895
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	96,017	31,122
CASH AND CASH EQUIVALENTS, END OF YEAR	$95,848	$96,017

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
(In Thousands)	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(Decrease) increase in accrued purchase of available-for-sale debt securities	$(994)	$994
Accrued income from life insurance claim	$0	$279
Assets acquired through foreclosure of real estate loans	$394	$273
Leased assets obtained in exchange for new operating lease liabilities	$739	$167
Interest paid	$8,174	$10,742
Income taxes paid	$10,098	$3,137
NONCASH INVESTING ASSETS ACQUIRED IN BUSINESS COMBINATION:
Available-for-sale debt securities	$0	$10,754
Loans receivable	$0	$464,236
Bank-owned life insurance	$0	$11,170
Foreclosed assets held for sale	$0	$860
NONCASH FINANCING ACTIVITY RELATED TO BUSINESS COMBINATION:
Common stock issued	$0	$41,429
Liabilities assumed:
Deposits	$0	$481,796
Short-term borrowings	$0	$33,950
Long-term borrowings	$0	$30,025
Subordinated debt	$0	$10,091

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

NATURE OF OPERATIONS – The Corporation’s principal office is located in Wellsboro, Pennsylvania. The majority of the Corporation’s operations are conducted in the Northern tier/Northcentral region of Pennsylvania and Southern tier of New York. As discussed further in Note 3, in 2020 the Corporation expanded its presence in Southeastern Pennsylvania by acquiring Covenant Financial, Inc. (“Covenant”). The Covenant acquisition follows the acquisition of Monument Bancorp, Inc. (“Monument”) in 2019, as well as the opening of offices in York and Lancaster, which are located in Southcentral Pennsylvania.

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

Material estimates that are particularly susceptible to change include: (1) the allowance for loan losses and (2) fair values of available-for-sale debt securities based on estimates from independent valuation services or from brokers.

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

DERIVATIVES – The Corporation is a party to derivative financial instruments. These financial instruments consist of interest rate swap agreements which contain master netting and collateral provisions designed to protect the party at risk. Interest rate swaps with commercial banking customers were executed to facilitate their respective risk management strategies. Under the terms of these arrangements, the commercial banking customers effectively exchanged their floating interest rate exposures on loans into fixed interest rate exposures. Those interest rate swaps have been simultaneously economically hedged by offsetting interest rate swaps with a third party such that the Corporation has effectively exchanged its fixed interest rate exposures for floating rate exposures. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service provided to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. Interest differentials paid or received under the swap agreements are reflected as adjustments to interest and fees on loans. The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. The fair value of interest rate derivatives is included in the balance of other assets and other liabilities in the consolidated balance sheets.

LOANS HELD FOR SALE – Mortgage loans held for sale are reported at the lower of cost or fair value, determined in the aggregate.

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

PURCHASED LOANS – The Corporation purchased loans in 2019 and 2020, some of which had, at the acquisition dates, shown evidence of credit deterioration since origination. The Corporation considers several factors as indicators that an acquired loan has evidence of deterioration in credit quality. These factors include loans 90 days or more past due, loans with an internal risk rating of substandard or below, loans classified as nonaccrual by the acquired institution and loans that have been previously modified in a troubled debt restructuring. The purchased loans that showed evidence of credit impairment were designated as the purchased credit impaired (“PCI”) loans and were recorded at fair value, with no carryover of the allowance for loan losses. The PCI loans acquired are secured by real estate and the fair value of each loan at the acquisition date was determined based on the estimated proceeds to be derived from selling the collateral, net of selling costs. The PCI loans were placed into nonaccrual status upon acquisition (and remained in nonaccrual status at December 31, 2021 and 2020) as the Corporation cannot reasonably estimate cash flows expected to be collected in order to compute yield on the loans.

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

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of December 31, 2021 and 2020, management determined that no allowance for credit losses related to unfunded loan commitments was required.

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

The scope of loans reviewed individually each quarter to determine if they are impaired include all commercial loan relationships greater than $200,000 and any residential mortgage or consumer loans of $400,000 or more for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Loans that are individually reviewed, but which are determined to not be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. All loans classified as troubled debt restructurings (TDR) and all commercial loan relationships less than $200,000 or other loan relationships less than $400,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.

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

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. Provisions of the CARES Act Section 4013 largely mirrored the provisions of the interagency statement, providing that modified loans were not to be considered TDRs if they were performing at December 31, 2019 and other considerations set forth in the interagency statements were met. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented or at December 31, 2019. Consistent with this guidance, the Corporation has not reported loans that were modified in response to COVID-19 as past due, nonaccrual or as TDRs.

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

TREASURY STOCK – Common stock held in treasury is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. The shares may be purchased in the open market or in privately negotiated transactions from time to time depending upon market conditions and other factors.

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

Trust and financial management revenue – C&N Bank’s trust department provides a wide range of financial services, including wealth management services for individuals, businesses and retirement funds, administration of 401(k) and other retirement plans, retirement planning, estate planning and estate settlement services. Trust clients are located primarily within the Corporation’s geographic markets. Assets held in a fiduciary capacity by C&N Bank are not the Corporation’s assets and are therefore not included in the consolidated balance sheets. The fair value of trust assets under management was approximately $1,232,919,000 at December 31, 2021 and $1,103,228,000 at December 31, 2020. Trust revenue is included within noninterest income in the consolidated statements of income.

Trust revenue is recorded on a cash basis, which is not materially different from the accrual basis. The majority (approximately 84%, based on annual 2021 results) of trust revenue is earned and collected monthly, with the amount determined based on a percentage of the fair value of the trust assets under management. Wealth management fees are contractually agreed with each customer, and fee levels vary based mainly on the size of assets under management. The services provided under such a contract represent a single performance obligation under the Accounting Standards Updates (ASUs) because it embodies a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. None of the contracts with trust customers provide for incentive-based fees. In addition to wealth management fees, trust revenue includes fees for provision of services, including employee benefit plan administration, tax return preparation and estate planning and settlement. Fees for such services are billed based on contractual arrangements or established fee schedules and are typically billed upon completion of providing such services. The costs of acquiring trust customers are incremental and recognized within noninterest expense in the consolidated statements of income.

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

3. BUSINESS COMBINATION

On July 1, 2020, the Corporation completed its acquisition of Covenant, which operated banking offices in Bucks and Chester Counties of Pennsylvania. In connection with the transaction, the Corporation recorded goodwill of $24.1 million and a core deposit intangible asset of $3.1 million. Total loans acquired on July 1, 2020 were valued at $464.2 million, while total deposits assumed were valued at $481.8 million, borrowings were valued at $64.0 million and subordinated debt was valued at $10.1 million. The Corporation acquired available-for-sale debt securities valued at $10.8 million and bank-owned life insurance valued at $11.2 million. The assets purchased and liabilities assumed in the merger were recorded at their estimated fair values at the time of closing, subject to refinement for up to one year after the closing date. There were no adjustments to the fair value measurements of assets acquired or liabilities assumed in the year ended December 31, 2021.

Merger-related expenses related to the acquisition of Covenant totaled $7,708,000 in 2020. There were no merger-related expenses in 2021.

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

(In Thousands, Except Share and Per Share Data)	Years Ended
	December 31,	December 31,
	2021	2020
Basic
Net income	$30,554	$19,222
Less: Dividends and undistributed earnings allocated to participating securities	(241)	(116)
Net income attributable to common shares	$30,313	$19,106
Basic weighted-average common shares outstanding	15,765,639	14,743,386
Basic earnings per common share (a)	$1.92	$1.30
Diluted
Net income attributable to common shares	$30,313	$19,106
Basic weighted-average common shares outstanding	15,765,639	14,743,386
Dilutive effect of potential common stock arising from stock options	6,316	3,662
Diluted weighted-average common shares outstanding	15,771,955	14,747,048
Diluted earnings per common share (a)	$1.92	$1.30
Weighted-average nonvested restricted shares outstanding	125,539	89,718
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares with nonforfeitable dividends (participating securities).

Anti-dilutive stock options are excluded from net income per share calculations. There were no anti-dilutive instruments in 2021. Weighted-average common shares available from anti-dilutive instruments totaled 32,538 shares in 2020.

5. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
2021
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(8,669)	$1,821	$(6,848)
Reclassification adjustment for (gains) realized in income	(24)	5	(19)
Other comprehensive loss from available-for-sale debt securities	(8,693)	1,826	(6,867)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	140	(29)	111
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(17)	4	(13)
Other comprehensive income on unfunded retirement obligations	123	(25)	98
Total other comprehensive loss	$(8,570)	$1,801	$(6,769)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
2020
Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$10,504	$(2,205)	$8,299
Reclassification adjustment for (gains) realized in income	(169)	35	(134)
Other comprehensive income from available-for-sale debt securities	10,335	(2,170)	8,165
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	(49)	11	(38)
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(29)	6	(23)
Other comprehensive loss on unfunded retirement obligations	(78)	17	(61)
Total other comprehensive income	$10,257	$(2,153)	$8,104

Items reclassified out of each component of accumulated other comprehensive income are as follows:

Affected Line Item in the
Description	Consolidated Statements of Income
Reclassification adjustment for (gains) realized in income (before-tax)	Realized gains on available-for-sale debt securities, net
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost (before-tax)	Other noninterest expense
Income tax effect	Income tax provision

Changes in the components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

(In Thousands)			Accumulated
	Unrealized	Unfunded	Other
	Gains	Retirement	Comprehensive
	on Securities	Obligations	Income
2021
Balance, beginning of period	$11,676	$119	$11,795
Other comprehensive loss during year ended December 31, 2021	(6,867)	98	(6,769)
Balance, end of period	$4,809	$217	$5,026

2020
Balance, beginning of period	$3,511	$180	$3,691
Other comprehensive income during year ended December 31, 2020	8,165	(61)	8,104
Balance, end of period	$11,676	$119	$11,795

6. CASH AND DUE FROM BANKS

Cash and due from banks at December 31, 2021 and 2020 include the following:

(In Thousands)	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$95,848	$96,017
Certificates of deposit	9,100	5,840
Total cash and due from banks	$104,948	$101,857

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit. The Corporation has not experienced any losses in such accounts.

Historically, C&N Bank has been required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. In March 2020, the Federal Reserve Board reduced reserve requirements for U.S. banks to 0%. Accordingly, C&N Bank had no required reserves at December 31, 2021 or December 31, 2020.

7. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at December 31, 2021 and 2020 are summarized as follows:

(In Thousands)	December 31, 2021
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$25,058	$52	$(198)	$24,912
Obligations of U.S. Government agencies	23,936	563	(408)	24,091
Bank holding company debt securities	18,000	18	(31)	17,987
Obligations of states and political subdivisions:
Tax-exempt	143,427	4,749	(148)	148,028
Taxable	72,182	1,232	(649)	72,765
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	98,048	705	(572)	98,181
Residential collateralized mortgage obligations	44,015	437	(205)	44,247
Commercial mortgage-backed securities	86,926	1,548	(1,006)	87,468
Total available-for-sale debt securities	$511,592	$9,304	$(3,217)	$517,679

(In Thousands)	December 31, 2020
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$12,184	$0	$(2)	$12,182
Obligations of U.S. Government agencies	25,349	1,003	(8)	26,344
Obligations of states and political subdivisions:
Tax-exempt	116,427	6,000	(26)	122,401
Taxable	45,230	2,246	(24)	47,452
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	36,853	1,323	0	38,176
Residential collateralized mortgage obligations	56,048	1,428	(9)	57,467
Commercial mortgage-backed securities	42,461	2,849	0	45,310
Total available-for-sale debt securities	$334,552	$14,849	$(69)	$349,332

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021 and 2020:

December 31, 2021	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$18,886	$(198)	$0	$0	$18,886	$(198)
Obligations of U.S. Government agencies	9,735	(264)	4,856	(144)	14,591	(408)
Bank holding company debt securities	12,969	(31)	0	0	12,969	(31)
Obligations of states and political subdivisions:
Tax-exempt	17,852	(141)	549	(7)	18,401	(148)
Taxable	31,261	(517)	3,277	(132)	34,538	(649)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	71,451	(572)	0	0	71,451	(572)
Residential collateralized mortgage obligations	15,117	(205)	0	0	15,117	(205)
Commercial mortgage-backed securities	52,867	(1,006)	0	0	52,867	(1,006)
Total temporarily impaired available-for-sale debt securities	$230,138	$(2,934)	$8,682	$(283)	$238,820	$(3,217)

December 31, 2020	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$9,159	$(2)	$0	$0	$9,159	$(2)
Obligations of U.S. Government agencies	4,992	(8)	0	0	4,992	(8)
Obligations of states and political subdivisions:
Tax-exempt	3,811	(26)	0	0	3,811	(26)
Taxable	5,235	(24)	0	0	5,235	(24)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies,
Residential collateralized mortgage obligations	2,861	(9)	0	0	2,861	(9)
Total temporarily impaired available-for-sale debt securities	$26,058	$(69)	$0	$0	$26,058	$(69)

Gross realized gains and losses from available-for-sale securities and the related income tax provision were as follows:

(In Thousands)	2021	2020
Gross realized gains from sales	$27	$222
Gross realized losses from sales	(3)	(53)
Net realized gains	$24	$169
Income tax provision related to net realized gains	$5	$35

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of December 31, 2021. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	December 31, 2021
	Amortized	Fair
	Cost	Value
Due in one year or less	$14,454	$14,538
Due from one year through five years	58,561	59,116
Due from five years through ten years	79,532	81,073
Due after ten years	130,056	133,056
Sub-total	282,603	287,783
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	98,048	98,181
Residential collateralized mortgage obligations	44,015	44,247
Commercial mortgage-backed securities	86,926	87,468
Total	$511,592	$517,679

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

Investment securities carried at $241,428,000 at December 31, 2021 and $247,373,000 at December 31, 2020 were pledged as collateral for public deposits, trusts and certain other deposits, as provided by law, totaling $189,383,000 at December 31, 2021 and $201,176,000 at December 31, 2020. See Note 12 for information concerning securities pledged to secure borrowing arrangements and Note 21 for information related to securities pledged against interest rate swap obligations.

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

A summary of information management considered in evaluating debt and equity securities for OTTI at December 31, 2021 and 2020 is provided below.

Debt Securities

At December 31, 2021 and 2020, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these debt securities at December 31, 2021 and 2020 to be temporary.

Equity Securities

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheets, was $9,313,000 at December 31, 2021 and $9,720,000 at December 31, 2020. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at December 31, 2021 and December 31, 2020. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

The Corporation’s marketable equity security, with a carrying value of $971,000 at December 31, 2021 and $1,000,000 at December 31, 2020, consisted exclusively of one mutual fund. There was an unrealized loss of $29,000 on the mutual fund at December 31, 2021 and no unrealized gain/loss at December 31, 2020. The increase in the unrealized loss of $29,000 in 2021 and the decrease in the unrealized loss of $21,000 in 2020 are included in other noninterest income in the consolidated statements of income.  There were no sales of equity securities in 2021 and 2020.

8. LOANS

The loans receivable portfolio is segmented into commercial, residential mortgage and consumer loans. Loans outstanding at December 31, 2021 and December 31, 2020 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type

(In Thousands)

	December 31,	December 31,
	2021	2020
Commercial:
Commercial loans secured by real estate	$569,840	$531,810
Commercial and industrial	159,073	159,577
Paycheck Protection Program - 1st Draw	1,356	132,269
Paycheck Protection Program - 2nd Draw	25,508	0
Political subdivisions	81,301	53,221
Commercial construction and land	60,579	42,874
Loans secured by farmland	11,121	11,736
Multi-family (5 or more) residential	50,089	55,811
Agricultural loans	2,351	3,164
Other commercial loans	17,153	17,289
Total commercial	978,371	1,007,751
Residential mortgage:
Residential mortgage loans - first liens	483,629	532,947
Residential mortgage loans - junior liens	23,314	27,311
Home equity lines of credit	39,252	39,301
1-4 Family residential construction	23,151	20,613
Total residential mortgage	569,346	620,172
Consumer	17,132	16,286
Total	1,564,849	1,644,209
Less: allowance for loan losses	(13,537)	(11,385)
Loans, net	$1,551,312	$1,632,824

In the table above, outstanding loan balances are presented net of deferred loan origination fees of $4,247,000 at December 31, 2021 and $6,286,000 at December 31, 2020.

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

The Corporation began accepting and processing applications for loans under the PPP on April 3, 2020. Covenant also engaged in PPP lending starting in early April 2020. As of December 31, 2021, the recorded investment in 1st Draw PPP loans was $1,356,000, including contractual principal balances of $1,410,000, reduced by net deferred origination fees of $54,000. The recorded investment in 2nd Draw PPP loans was $25,508,000, including contractual principal balances of $26,356,000 reduced by net deferred origination fees of $848,000. Accretion of fees received on PPP loans, net of amortization of the market rate adjustment on PPP loans acquired from Covenant, was $5,515,000 in 2021 and $1,901,000 in 2020. Interest and fees on PPP loans which are included in taxable interest and fees on loans in the consolidated statements of income totaled $6,530,000 in 2021 and $2,924,000 in 2020.

To work with clients impacted by COVID-19, the Corporation offered short-term loan modifications on a case-by-case basis to borrowers who were current in their payments at the inception of the loan modification program. Prior to the merger, Covenant had a similar program in place, and these modified loans have been incorporated into the Corporation’s program. These efforts were designed to assist borrowers as they deal with the crisis and help the Corporation mitigate credit risk. For loans subject to the program, each borrower was required to resume making regularly scheduled loan payments at the end of the modification period and the deferred amounts have been moved to the end of the loan term. Consistent with Section 4013 of the CARES Act, the modified loans have not been reported as past due, nonaccrual  or as TDRs at December 31, 2021 and 2020. Most of the initial modifications under the program became effective in 2020 and provided a deferral of interest or principal and interest for 90-to-180 days. At December 31, 2021, there were no loans in deferral status under the program. At December 31, 2020, there were 45 loans with a total recorded investment of $37,397,000, in deferral status under the program.

As described in Note 3, effective July 1, 2020, the Corporation acquired loans pursuant to its acquisition of Covenant. In 2019, the Corporation acquired loans pursuant to the acquisition of Monument Bancorp, Inc. (“Monument”). Acquired loans were recorded at their initial fair value, with adjustments made to the gross amortized cost of loans based on movements in interest rates (market rate adjustment) and based on credit fair value adjustments on non-impaired loans and impaired loans. Subsequent to the acquisitions, the Corporation has recognized amortization and accretion of a portion of the market rate adjustments and credit adjustments on non-impaired (performing) loans, and a partial recovery of purchased credit impaired (PCI) loans. For the years ended December 31, 2021 and 2020, adjustments to the initial market rate and credit fair value adjustments of performing loans were recognized as follows:

(In Thousands)	Year Ended
	December 31,	December 31,
	2021	2020
Market Rate Adjustment
Adjustments to gross amortized cost of loans at beginning of period	$718	$(1,415)
Market rate adjustment recorded in acquisition	0	2,909
Amortization recognized in interest income	(1,355)	(776)
Adjustments to gross amortized cost of loans at end of period	$(637)	$718
Credit Adjustment on Non-impaired Loans
Adjustments to gross amortized cost of loans at beginning of period	$(5,979)	$(1,216)
Credit adjustment recorded in acquisition	0	(7,219)
Accretion recognized in interest income	2,644	2,456
Adjustments to gross amortized cost of loans at end of period	$(3,335)	$(5,979)

A summary of PCI loans held at December 31, 2021 and December 31, 2020 is as follows:

(In Thousands)	December 31,	December 31,
	2021	2020
Outstanding balance	$9,802	$10,316
Carrying amount	6,558	6,841

Transactions within the allowance for loan losses, summarized by segment and class, were as follows:

	December 31,				December 31,
Year Ended December 31, 2021	2020			Provision	2021
(In Thousands)	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Commercial:
Commercial loans secured by real estate	$3,051	$0	$2	$1,352	$4,405
Commercial and industrial	2,245	(1,464)	20	1,922	2,723
Commercial construction and land	454	0	0	183	637
Loans secured by farmland	120	0	0	(5)	115
Multi-family (5 or more) residential	236	0	0	(21)	215
Agricultural loans	34	0	0	(9)	25
Other commercial loans	168	0	0	5	173
Total commercial	6,308	(1,464)	22	3,427	8,293
Residential mortgage:
Residential mortgage loans - first liens	3,524	(11)	4	133	3,650
Residential mortgage loans - junior liens	349	0	0	(165)	184
Home equity lines of credit	281	0	2	19	302
1-4 Family residential construction	99	0	0	103	202
Total residential mortgage	4,253	(11)	6	90	4,338
Consumer	239	(100)	38	58	235
Unallocated	585	0	0	86	671
Total Allowance for Loan Losses	$11,385	$(1,575)	$66	$3,661	$13,537

	December 31,				December 31,
Year Ended December 31, 2020	2019			Provision	2020
(In Thousands)	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Commercial:
Commercial loans secured by real estate	$1,921	$0	$0	$1,130	$3,051
Commercial and industrial	1,391	(2,236)	16	3,074	2,245
Commercial construction and land	966	(107)	0	(405)	454
Loans secured by farmland	158	0	0	(38)	120
Multi-family (5 or more) residential	156	0	0	80	236
Agricultural loans	41	0	0	(7)	34
Other commercial loans	155	0	0	13	168
Total commercial	4,788	(2,343)	16	3,847	6,308
Residential mortgage:
Residential mortgage loans - first liens	3,405	0	39	80	3,524
Residential mortgage loans - junior liens	384	0	1	(36)	349
Home equity lines of credit	276	0	4	1	281
1-4 Family residential construction	117	0	0	(18)	99
Total residential mortgage	4,182	0	44	27	4,253
Consumer	281	(122)	41	39	239
Unallocated	585	0	0	0	585
Total Allowance for Loan Losses	$9,836	$(2,465)	$101	$3,913	$11,385

For the year ended December 31, 2021, the provision for loan losses was $3,661,000, a decrease in expense of $252,000 as compared to 2020. In 2021, the provision included the impact of partial charge-offs totaling $1,463,000 on a commercial loan. At December 31, 2021, the recorded investment in this loan was $1,391,000. In total, the provision for 2021 included a net charge of $1,324,000 related to specific loans (net charge-offs of $1,509,000 offset by a net decrease in specific allowances on loans of $185,000), an increase of $2,251,000 in the collectively determined potion of the allowance and an $86,000 increase in the unallocated allowance. The increase in the collectively determined portion of the allowance reflected the impact of an increase in volume of commercial loans, excluding PPP loans. In 2020, the provision included a $2,219,000 charge-off on one commercial loan for which there was no recorded investment at December 31, 2021 and 2020.

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of December 31, 2021 and 2020:

December 31, 2021					Purchased
(In Thousands)		Special			Credit
	Pass	Mention	Substandard	Doubtful	Impaired	Total
Commercial:
Commercial loans secured by real estate	$538,966	$10,510	$16,220	$0	$4,144	$569,840
Commercial and Industrial	142,775	10,841	4,694	0	763	159,073
Paycheck Protection Program - 1st Draw	1,356	0	0	0	0	1,356
Paycheck Protection Program - 2nd Draw	25,508	0	0	0	0	25,508
Political subdivisions	81,301	0	0	0	0	81,301
Commercial construction and land	59,816	715	48	0	0	60,579
Loans secured by farmland	10,011	186	924	0	0	11,121
Multi-family (5 or more) residential	47,638	0	873	0	1,578	50,089
Agricultural loans	1,802	0	549	0	0	2,351
Other commercial loans	17,150	3	0	0	0	17,153
Total commercial	926,323	22,255	23,308	0	6,485	978,371
Residential Mortgage:
Residential mortgage loans - first liens	469,044	7,981	6,534	0	70	483,629
Residential mortgage loans - junior liens	22,914	114	283	0	3	23,314
Home equity lines of credit	38,652	59	541	0	0	39,252
1-4 Family residential construction	23,151	0	0	0	0	23,151
Total residential mortgage	553,761	8,154	7,358	0	73	569,346
Consumer	17,092	0	40	0	0	17,132
Totals	$1,497,176	$30,409	$30,706	$0	$6,558	$1,564,849

December 31, 2020					Purchased
(In Thousands)		Special			Credit
	Pass	Mention	Substandard	Doubtful	Impaired	Total
Commercial:
Commercial loans secured by real estate	$494,876	$17,374	$15,262	$0	$4,298	$531,810
Commercial and Industrial	143,500	8,025	7,268	0	784	159,577
Paycheck Protection Program - 1st Draw	132,269	0	0	0	0	132,269
Political subdivisions	53,221	0	0	0	0	53,221
Commercial construction and land	42,110	715	49	0	0	42,874
Loans secured by farmland	10,473	405	858	0	0	11,736
Multi-family (5 or more) residential	50,563	2,405	1,229	0	1,614	55,811
Agricultural loans	2,569	0	595	0	0	3,164
Other commercial loans	17,289	0	0	0	0	17,289
Total commercial	946,870	28,924	25,261	0	6,696	1,007,751
Residential Mortgage:
Residential Mortgage loans - first liens	516,685	6,192	9,994	0	76	532,947
Residential Mortgage loans - junior liens	26,480	141	621	0	69	27,311
Home equity lines of credit	38,529	59	713	0	0	39,301
1-4 Family residential construction	20,613	0	0	0	0	20,613
Total residential mortgage	602,307	6,392	11,328	0	145	620,172
Consumer	16,172	0	114	0	0	16,286
Totals	$1,565,349	$35,316	$36,703	$0	$6,841	$1,644,209

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of December 31, 2021 and 2020:

December 31, 2021	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Commercial:
Commercial loans secured by real estate	$10,926	$558,914	$569,840	$669	$3,736	$4,405
Commercial and industrial	2,503	156,570	159,073	71	2,652	2,723
Paycheck Protection Program - 1st Draw	0	1,356	1,356	0	0	0
Paycheck Protection Program - 2nd Draw	0	25,508	25,508	0	0	0
Political subdivisions	0	81,301	81,301	0	0	0
Commercial construction and land	0	60,579	60,579	0	637	637
Loans secured by farmland	83	11,038	11,121	0	115	115
Multi-family (5 or more) residential	1,578	48,511	50,089	0	215	215
Agricultural loans	0	2,351	2,351	0	25	25
Other commercial loans	0	17,153	17,153	0	173	173
Total commercial	15,090	963,281	978,371	740	7,553	8,293
Residential mortgage:
Residential mortgage loans - first liens	630	482,999	483,629	0	3,650	3,650
Residential mortgage loans - junior liens	14	23,300	23,314	0	184	184
Home equity lines of credit	0	39,252	39,252	0	302	302
1-4 Family residential construction	0	23,151	23,151	0	202	202
Total residential mortgage	644	568,702	569,346	0	4,338	4,338
Consumer	0	17,132	17,132	0	235	235
Unallocated						671

Total	$15,734	$1,549,115	$1,564,849	$740	$12,126	$13,537

December 31, 2020	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Commercial:
Commercial loans secured by real estate	$11,962	$519,848	$531,810	$692	$2,359	$3,051
Commercial and industrial	1,359	158,218	159,577	71	2,174	2,245
Paycheck Protection Program - 1st Draw	0	132,269	132,269	0	0	0
Political subdivisions	0	53,221	53,221	0	0	0
Commercial construction and land	0	42,874	42,874	0	454	454
Loans secured by farmland	84	11,652	11,736	0	120	120
Multi-family (5 or more) residential	1,614	54,197	55,811	0	236	236
Agricultural loans	0	3,164	3,164	0	34	34
Other commercial loans	0	17,289	17,289	0	168	168
Total commercial	15,019	992,732	1,007,751	763	5,545	6,308
Residential mortgage:
Residential mortgage loans - first liens	2,385	530,562	532,947	9	3,515	3,524
Residential mortgage loans - junior liens	414	26,897	27,311	153	196	349
Home equity lines of credit	0	39,301	39,301	0	281	281
1-4 Family residential construction	0	20,613	20,613	0	99	99
Total residential mortgage	2,799	617,373	620,172	162	4,091	4,253
Consumer	0	16,286	16,286	0	239	239
Unallocated						585

Total	$17,818	$1,626,391	$1,644,209	$925	$9,875	$11,385

Summary information related to impaired loans as of December 31, 2021 and 2020 is as follows:

(In Thousands)	December 31, 2021			December 31, 2020
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Commercial loans secured by real estate	$6,600	$4,458	$0	$7,168	$5,398	$0
Commercial and industrial	5,213	2,431	0	1,781	1,287	0
Residential mortgage loans - first liens	656	630	0	1,248	1,248	0
Residential mortgage loans - junior liens	124	14	0	160	105	0
Loans secured by farmland	83	83	0	84	84	0
Multi-family (5 or more) residential	2,734	1,578	0	2,770	1,614	0
Total with no related allowance recorded	15,410	9,194	0	13,211	9,736	0

With a related allowance recorded:
Commercial loans secured by real estate	6,468	6,468	668	6,501	6,501	691
Commercial and industrial	72	72	72	72	72	72
Residential mortgage loans - first liens	0	0	0	1,200	1,200	9
Residential mortgage loans - junior liens	0	0	0	309	309	153
Total with a related allowance recorded	6,540	6,540	740	8,082	8,082	925
Total	$21,950	$15,734	$740	$21,293	$17,818	$925

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

(In Thousands)			Interest Income Recognized on
	Average Investment in		on Impaired Loans
	Impaired Loans		on a Cash Basis
	Year Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
Commercial:
Commercial loans secured by real estate	$11,617	$5,266	$557	$258
Commercial and industrial	2,636	2,542	34	34
Commercial construction and land	48	521	3	15
Loans secured by farmland	84	319	1	27
Multi-family (5 or more) residential	1,583	202	133	0
Agricultural loans	67	76	4	4
Other commercial loans	0	18	0	1
Total commercial	16,035	8,944	732	339
Residential mortgage:
Residential mortgage loans - first lien	1,647	1,853	78	116
Residential mortgage loans - junior lien	361	392	11	22
Home equity lines of credit	0	57	0	3
Total residential mortgage	2,008	2,302	89	141
Total	$18,043	$11,246	$821	$480

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	December 31, 2021		December 31, 2020
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial:
Commercial loans secured by real estate	$738	$10,885	$395	$11,550
Commercial and industrial	30	2,299	142	970
Commercial construction and land	0	48	0	49
Loans secured by farmland	28	83	188	84
Multi-family (5 or more) residential	0	1,578	0	1,614
Agricultural loans	65	0	0	0
Other commercial	0	0	71	0
Total commercial	861	14,893	796	14,267
Residential mortgage:
Residential mortgage loans - first liens	1,144	4,005	838	6,387
Residential mortgage loans - junior liens	69	3	52	378
Home equity lines of credit	102	82	233	299
Total residential mortgage	1,315	4,090	1,123	7,064
Consumer	43	16	56	85
Totals	$2,219	$18,999	$1,975	$21,416

Loans past due 90 days or more for which interest continues to be accrued have been evaluated and determind to be well secured and in the process of collection. The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual. PCI loans with a total recorded investment of $6,558,000 at December 31, 2021 and $6,841,000 at December 31, 2020 are classified as nonaccrual.

The table below presents a summary of the contractual aging of loans as of December 31, 2021 and 2020. Loans modified under the Corporation’s program designed to work with clients impacted by COVID-19, as described above, are included in the current and past due less than 30 days category in the table that follows:

(In Thousands)	As of December 31, 2021				As of December 31, 2020
	Current &				Current &
	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Commercial:
Commercial loans secured by real estate	$563,658	$762	$5,420	$569,840	$529,998	$66	$1,746	$531,810
Commercial and industrial	158,188	72	813	159,073	158,523	55	999	159,577
Paycheck Protection Program - 1st Draw	1,339	17	0	1,356	132,269	0	0	132,269
Paycheck Protection Program - 2nd Draw	25,508	0	0	25,508	0	0	0	0
Political subdivisions	81,301	0	0	81,301	53,221	0	0	53,221
Commercial construction and land	60,509	70	0	60,579	42,590	284	0	42,874
Loans secured by farmland	11,010	0	111	11,121	11,419	95	222	11,736
Multi-family (5 or more) residential	48,532	0	1,557	50,089	53,860	1,951	0	55,811
Agricultural loans	2,279	7	65	2,351	3,091	2	71	3,164
Other commercial loans	17,153	0	0	17,153	17,289	0	0	17,289
Total commercial	969,477	928	7,966	978,371	1,002,260	2,453	3,038	1,007,751

Residential mortgage:
Residential mortgage loans - first liens	475,637	5,038	2,954	483,629	523,191	5,703	4,053	532,947
Residential mortgage loans - junior liens	23,229	16	69	23,314	27,009	111	191	27,311
Home equity lines of credit	38,830	279	143	39,252	38,919	101	281	39,301
1-4 Family residential construction	23,151	0	0	23,151	20,457	156	0	20,613
Total residential mortgage	560,847	5,333	3,166	569,346	609,576	6,071	4,525	620,172
Consumer	17,001	72	59	17,132	16,063	83	140	16,286
Totals	$1,547,325	$6,333	$11,191	$1,564,849	$1,627,899	$8,607	$7,703	$1,644,209

Nonaccrual loans are included in the contractual aging immediately above. A summary of the contractual aging of nonaccrual loans at December 31, 2021 and 2020 is as follows:

(In Thousands)	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
December 31, 2021 Nonaccrual Totals	$8,800	$1,227	$8,972	$18,999
December 31, 2020 Nonaccrual Totals	$12,999	$2,689	$5,728	$21,416

Loans whose terms are modified are classified as TDRs if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as the contractual aging information at December 31, 2021 and 2020 is as follows:

Troubled Debt Restructurings (TDRs):

(In Thousands)	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
December 31, 2021 Totals	$248	$40	$65	$5,452	$5,805
December 31, 2020 Totals	$166	$0	$418	$6,867	$7,451

At December 31, 2021 and 2020, there were no commitments to loan additional funds to borrowers whose loans have been classified as TDRs.

A summary of TDRs that occurred during 2021 and 2020 is as follows:

(Balances in Thousands)	2021		2020
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Residential mortgage - first liens:
Reduced monthly payments and extended maturity date	1	$12	0	$0
Reduced monthly payments for a fifteen-month period	1	116	0	0
Residential mortgage - junior liens,
New loan at lower than risk-adjusted market rate to borrower from whom short sale of other collateral was accepted	0	0	1	30
Home equity lines of credit:
Reduced monthly payments and extended maturity date	1	24	0	0
Reduced monthly payments for an eighteen-month period	1	70	0	0
Commercial loans secured by real estate:
Interest only payments for a nine-month period	0	0	1	240
Principal and interest payment deferral non-COVID related	0	0	2	4,831
Multi-family (5 or more) residential,
Principal and interest payment deferral non-COVID related	0	0	3	2,170
Total	4	$222	7	$7,271

In the year ended December 31, 2020, the Corporation recorded a specific allowance for loan losses of $416,000 related to a loan secured by commercial real estate for which a TDR concession was made in 2020 and included in the table above. In 2021, the allowance on this loan with a recorded investment of $3,405,000 at December 31, 2021 was increased to $427,000. The other loans for which TDRs were granted in 2021 and 2020 had no specific impact on the provision or allowance for loan losses.

In 2021 and 2020, payment defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months are summarized as follows:

	2021		2020
	Number		Number
	of	Recorded	of	Recorded
(Balances in Thousands)	Loans	Investment	Loans	Investment
Commercial loans secured by real estate	1	$3,405	1	$240
Total	1	$3,405	1	$240

The default that occurred in 2021 was on the loan referred to above with a specific allowance of $427,000 at December 31, 2021. The loan for which a default occurred in 2020 was repaid in full in 2021.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the consolidated balance sheets) is as follows:

(In Thousands)	December 31,	December 31,
	2021	2020
Foreclosed residential real estate	$256	$80

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	December 31,	December 31,
	2021	2020
Residential real estate in process of foreclosure	$1,260	$1,246

9. BANK PREMISES AND EQUIPMENT

(In Thousands)	December 31,
	2021	2020
Land	$3,623	$3,826
Buildings and improvements	32,606	33,058
Furniture and equipment	15,162	15,235
Construction in progress	835	8
Total	52,226	52,127
Less: accumulated depreciation	(31,543)	(30,601)
Net	$20,683	$21,526

Depreciation expense is included in the following line items of the consolidated statements of income:

(In Thousands)	2021	2020
Net occupancy and equipment expense	$1,723	$1,595
Data processing and telecommunications expense	407	386
Total	$2,130	$1,981

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Information related to the core deposit intangibles is as follows:

(In Thousands)	December 31,
	2021	2020
Gross amount	$6,639	$6,639
Accumulated amortization	(3,323)	(2,788)
Net	$3,316	$3,851

Amortization expense related to core deposit intangibles is included in other noninterest expense in the consolidated statements of income, as follows:

(In Thousands)	Year Ended
	December 31,	December 31,
	2021	2020
Amortization expense	$535	$540

The amount of amortization expense to be recognized in each of the ensuing five years is as follows:

(In Thousands)
2022	$439
2023	408
2024	390
2025	424
2026	396

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. Changes in the carrying amount of goodwill are summarized in the following table:

(In Thousands)	Year Ended
	December 31,	December 31,
	2021	2020
Balance, beginning of period	$52,505	$28,388
Goodwill arising in business combination	0	24,117
Balance, end of period	$52,505	$52,505

In testing goodwill for impairment at December 31, 2021, the Corporation by-passed performing a qualitative assessment and performed a quantitative assessment based on comparison of the Corporation’s market capitalization to its stockholders’ equity, resulting in the determination that the fair value of its reporting unit, its community banking operation, exceeded its carrying amount. Accordingly, there was no goodwill impairment at December 31, 2021.

There were no goodwill impairment charges recorded in the years ended December 31, 2021 and 2020.

11. DEPOSITS

At December 31, 2021 the scheduled maturities of time deposits are as follows:

(In Thousands)
2022	$163,170
2023	80,711
2024	22,224
2025	11,963
2026	7,825
Total	$285,893

Time deposits of more than $250,000 totaled $75,375,000 at December 31, 2021 and $103,024,000 at December 31, 2020. As of December 31, 2021, the remaining maturities or time to next re-pricing of time deposits more than $250,000 was as follows:

(In Thousands)
Three months or less	$15,981
Over 3 months through 12 months	32,648
Over 1 year through 3 years	25,438
Over 3 years	1,308
Total	$75,375

12. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	December 31,	December 31,
	2021	2020
FHLB-Pittsburgh borrowings	$0	$18,066
Customer repurchase agreements	1,803	1,956
Total short-term borrowings	$1,803	$20,022

The weighted average interest rate on total short-term borrowings outstanding was 0.10% at December 31, 2021 and 0.40% at December 31, 2020. The maximum amount of total short-term borrowings outstanding at any month-end was $17,353,000 in 2021 and $56,647,000 in 2020.

The Corporation had available credit with other correspondent banks totaling $45,000,000 at December 31, 2021 and 2020. These lines of credit are primarily unsecured. No amounts were outstanding at December 31, 2021 or 2020.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At December 31, 2021, the Corporation had available credit in the amount of $13,642,000 on this line with no outstanding advances. At December 31, 2020, the Corporation had available credit in the amount of $14,654,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with a carrying value of $14,034,000 at December 31, 2021 and $15,126,000 at December 31, 2020.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10%at December 31, 2021 and 2020. The carrying value of the underlying securities was $1,820,000 at December 31, 2021 and $1,980,000 at December 31, 2020.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $1,046,242,000 at December 31, 2021 and $1,049,690,000 at December 31, 2020. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $9,313,000 at December 31, 2021 and $9,720,000 at December 31, 2020. The Corporation’s total credit facility with FHLB-Pittsburgh was $756,868,000 at December 31, 2021, including an unused (available) amount of $723,557,000. At December 31, 2020, the Corporation’s total credit facility with FHLB-Pittsburgh was $771,199,000, including an unused (available) amount of $698,977,000.

At December 31, 2021, there were no overnight borrowings or short-term advances from FHLB-Pittsburgh. At December 31, 2020, other short-term advances from FHLB-Pittsburgh included five advances totaling $18,000,000 which are presented in the table net of the unamortized purchase accounting adjustment, with a weighted-average effective rate of 0.43%.

LONG-TERM BORROWINGS – FHLB ADVANCES

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	December 31,	December 31,
	2021	2020
Loans matured in 2021	$0	$26,098
Loans maturing in 2022 with a weighted-average rate of 0.60%	15,452	15,682
Loans maturing in 2023 with a weighted-average rate of 0.73%	7,119	7,224
Loan maturing in 2024 with a rate of 0.75%	5,099	5,137
Loan maturing in 2025 with a rate of 4.91%	372	467
Total long-term FHLB-Pittsburgh borrowings	$28,042	$54,608

Note: Weighted-average rates are presented as of December 31, 2021.

SENIOR NOTES

On May 19, 2021, the Corporation issued and sold $15.0 million in aggregate principal amount of 2.75% Fixed Rate Senior Unsecured Notes due 2026 (the "Senior Notes"). The Senior Notes mature on June 1, 2026 and bear interest at a fixed annual rate of 2.75%. The Corporation is not entitled to redeem the Senior Notes, in whole or in part, at any time prior to maturity and the Senior Notes are not subject to redemption by the holders. The Senior Notes are unsecured and unsubordinated obligations of the Corporation only and are not obligations of, and are not guaranteed by, any subsidiary of the Corporation.

The Senior Notes were recorded, net of debt issuance costs of $337,000, at an initial carrying amount of $14,663,000. Debt issuance costs are amortized over the term of the Senior Notes as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Senior Notes totaling $38,000 in 2021 was included in interest expense in the consolidated statements of income.

At December 31, 2021 and December 31, 2020, outstanding Senior Notes are as follows:

(In Thousands)	December 31,	December 31,
	2021	2020
Senior Notes with an aggregate par value of $15,000,000; bearing interest at 2.75% with an effective interest rate of 3.23%; maturing in June 2026	$14,701	$0
Total carrying value	$14,701	$0

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

The Subordinated Notes were recorded, net of debt issuance costs of $563,000, at an initial carrying amount of $24,437,000. Debt issuance costs are amortized through June 1, 2026 as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Subordinated Notes totaling $63,000 in 2021 was included in interest expense in the unaudited consolidated statements of income.

At December 31, 2021 and 2020, outstanding subordinated debt agreements are as follows:

(In Thousands)	December 31,	December 31,
	2021	2020
Agreements with an aggregate par value of $8,000,000; bearing interest at 6.25% with an effective interest rate of 5.49%; redeemed at par in June 2021	$0	$8,027
Agreements with an aggregate par value of $6,500,000; bearing interest at 6.50%; maturing in April 2027 and redeemable at par in April 2022	6,500	6,500
Agreement with a par value of $2,000,000; bearing interest at 6.50% with an effective interest rate of 5.60%; maturing in July 2027 and redeemable at par in July 2022	2,008	2,026
Agreements with a par value of $25,000,000; bearing interest at 3.25% with an effective interest rate of 3.74%; maturing in June 2031 and redeemable at par in June 2026	24,501	0
Total carrying value	$33,009	$16,553

13. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. The plan contains a cost-sharing feature which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at December 31, 2021 and 2020 and are not expected to significantly affect the Corporation’s future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The following table shows the funded status of the defined benefit plans:

	Pension		Postretirement
(In Thousands)	2021	2020	2021	2020
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$1,101	$976	$1,347	$1,326
Service cost	0	0	63	46
Interest cost	20	23	33	39
Plan participants' contributions	0	0	148	185
Actuarial loss (gain)	12	108	(65)	11
Benefits paid	(5)	(6)	(229)	(260)
Benefit obligation at end of year	$1,128	$1,101	$1,297	$1,347

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$1,062	$971	$0	$0
Actual return on plan assets	118	97	0	0
Employer contribution	0	0	81	75
Plan participants' contributions	0	0	148	185
Benefits paid	(5)	(6)	(229)	(260)
Fair value of plan assets at end of year	$1,175	$1,062	$0	$0

Funded status at end of year	$47	$(39)	$(1,297)	$(1,347)

At December 31, 2021 and 2020, the following pension plan and postretirement plan asset and liability amounts were recognized in the consolidated balance sheets:

	Pension		Postretirement
(In Thousands)	2021	2020	2021	2020
Other assets	$47	$0	$0	$0
Accrued interest and other liabilities	0	39	1,297	1,347

At December 31, 2021 and 2020, the following items included in accumulated other comprehensive income had not been recognized as components of expense:

	Pension		Postretirement
(In Thousands)	2021	2020	2021	2020
Prior service cost	$0	$0	$(186)	$(217)
Net actuarial loss (gain)	182	277	(271)	(211)
Total	$182	$277	$(457)	$(428)

For the defined benefit pension plan, amortization of the net actuarial loss is expected to be $8,000 in 2022. For the postretirement plan, the estimated amount of prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2022 is a reduction in expense of $31,000, and net actuarial gain of $9,000 is expected to be amortized in 2022.

The accumulated benefit obligation for the defined benefit pension plan was $1,128,000 at December 31, 2021 and $1,101,000 at December 31, 2020.

The components of net periodic benefit costs from defined benefit plans are as follows:

	Pension		Postretirement
(In Thousands)	2021	2020	2021	2020
Service cost	$0	$0	$63	$46
Interest cost	20	23	33	39
Expected return on plan assets	(30)	(27)	0	0
Amortization of prior service cost	0	0	(31)	(31)
Recognized net actuarial loss (gain)	19	16	(5)	(14)
Total net periodic benefit cost	$9	$12	$60	$40

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension		Postretirement
	2021	2020	2021	2020
Discount rate	2.30%	3.10%	2.50%	3.25%
Expected return on plan assets	4.81%	4.99%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

The weighted-average assumptions used to determine benefit obligations as of December 31, 2021 and 2020 are as follows:

	Pension		Postretirement
	2021	2020	2021	2020
Discount rate	2.60%	2.30%	3.00%	2.50%
Rate of compensation increase	N/A	N/A	N/A	N/A

Estimated future benefit payments, including only estimated employer contributions for the postretirement plan, which reflect expected future service, are as follows:

(In Thousands)	Pension	Postretirement
2022	$542	$84
2023	187	81
2024	8	83
2025	8	85
2026	14	95
2027-2031	360	428

No estimated minimum contribution to the defined benefit pension plan is required in 2022, though the Corporation may make discretionary contributions.

The expected return on pension plan assets is a significant assumption used in the calculation of net periodic benefit cost. This assumption reflects the average long-term rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.

The fair values of pension plan assets at December 31, 2021 and 2020 are as follows:

	2021	2020
Mutual funds invested principally in:
Cash and cash equivalents	3%	2%
Debt securities	38%	36%
Equity securities	51%	51%
Alternative funds	8%	11%
Total	100%	100%

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

PROFIT SHARING AND DEFERRED COMPENSATION PLANS

The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation’s matching contributions to the Plan depend upon the tax deferred contributions of employees. The Corporation’s total basic and matching contributions were $1,299,000 in 2021 and $1,050,000 in 2020.

The Corporation has an Employee Stock Ownership Plan (ESOP). Contributions to the ESOP are discretionary, and the ESOP uses funds contributed to purchase Corporation stock for the accounts of ESOP participants. These purchases are made in the market (not directly from the Corporation), and employees are not permitted to purchase Corporation stock under the ESOP. The ESOP includes a diversification feature, which allows participants, upon reaching age 55 and 10 years of service (as defined), to sell up to 50% of their Corporation shares over a period of 6 years. As of December 31, 2021, and 2020, there were no shares allocated for repurchase by the ESOP.

Dividends paid on shares held by the ESOP are charged to retained earnings. All Corporation shares owned through the ESOP are included in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share – basic and diluted. The ESOP held 513,494 shares of Corporation stock at December 31, 2021 and 481,478 shares at December 31, 2020, all of which had been allocated to Plan participants. The Corporation’s contributions to the ESOP totaled $1,040,000 in 2021 and $912,000 in 2020.

The Corporation has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to operating expense for officers’ supplemental deferred compensation were $314,000 in 2021 and $286,000 in 2020.

In connection with the Covenant acquisition, the Corporation assumed an obligation to provide a supplemental retirement benefit to a former Covenant executive. Under the terms of the agreement, the executive or his heirs will receive monthly payments totaling $1 million over a 10-year period starting in October 2025. Effective July 1, 2020, the Corporation recorded a liability of $499,000 representing the present value of the obligation prior to the executive fully vesting in the benefit. In 2020, the Corporation recorded expense of $360,000, which is included in merger-related expenses in the consolidated statements of income, representing the impact of the executive fully vesting upon the change in control. In addition, the Corporation recorded expense of $13,000 in 2021 and $6,000 in 2020, which is included in pensions and other employee benefits in the consolidated statements of income, representing the effective interest cost on the obligation. The discount rate used to measure the liability is 1.5%. The balance of the liability, which is included in accrued interest and other liabilities in the consolidated balance sheets, is $878,000 at December 31, 2021 and $865,000 at December 31, 2020.

The Corporation also has a nonqualified deferred compensation plan that allows selected officers the option to defer receipt of cash compensation, including base salary and any cash bonuses or other cash incentives. This nonqualified deferred compensation plan does not provide for Corporation contributions.

STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of senior officers. A total of 850,000 shares of common stock may be issued under the Stock Incentive Plan. Awards may be made under the Stock Incentive Plan in the form of qualified options (“Incentive Stock Options,” as defined in the Internal Revenue Code), nonqualified options, stock appreciation rights or restricted stock. Historically through December 31, 2021, all awards made under this Plan have consisted of Incentive Stock Options or restricted stock. Incentive Stock Options have an exercise price equal to the market value of the stock at the date of grant, vest after 6 months and expire after 10 years. There are 110,800 shares available for issuance under the Stock Incentive Plan as of December 31, 2021.

Also, the Corporation has an Independent Directors Stock Incentive Plan. This plan permits awards of nonqualified stock options and/or restricted stock to non-employee directors. A total of 235,000 shares of common stock may be issued under the Independent Directors Stock Incentive Plan. The recipients’ rights to exercise stock options under this plan expire 10 years  from the date of grant. The exercise prices of all stock options awarded under the Independent Directors Stock Incentive Plan are equal to market value as of the dates of grant. There are 96,309 shares available for issuance under the Independent Directors Stock Incentive Plan as of December 31, 2021.

Total stock-based compensation expense is as follows:

(In Thousands)	2021	2020
Restricted stock	$1,214	$1,050
Stock options	0	0
Total	$1,214	$1,050

The following summarizes non-vested restricted stock activity for the year ended December 31, 2021:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding, December 31, 2020	101,942	$23.42
Granted	78,391	$20.28
Vested	(48,016)	$23.85
Forfeited	(5,290)	$22.10
Outstanding, December 31, 2021	127,027	$21.37

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. As of December 31, 2021, there was $1,498,000 total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.4 years.

In 2021 and 2020, the Corporation awarded shares of restricted stock under the Stock Incentive Plan, as follows:

	2021	2020
Time-based awards to independent directors	10,989	7,580
Time-based awards to employees	50,178	45,457
Performance-based awards to employees	17,224	17,903
Total	78,391	70,940

Time-based restricted stock awards granted under the Independent Directors Stock Incentive Plan in 2021 and 2020 vest over one-year terms. Time-based restricted stock awards granted to employees in 2021 and 2020 vest ratably over three-year terms, subject to continued employment and satisfactory job performance. Performance-based restricted stock awards granted in 2021 and 2020 vest ratably over three-year terms, with vesting contingent upon meeting conditions based on the Corporation’s earnings as specified in the agreements.

There were no stock options granted in 2021 or 2020. A summary of stock option activity is presented below:

	2021		2020
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning of year	57,111	$18.92	75,897	$18.69
Granted	0		0
Exercised	(22,429)	$18.96	(17,222)	$18.25
Forfeited	(3,156)	$19.20	(1,564)	$15.06
Expired	(7,308)	$15.06	0	$
Outstanding, end of year	24,218	$20.01	57,111	$18.92
Options exercisable at year-end	24,218	$20.01	57,111	$18.92
Weighted-average fair value of options forfeited		$4.59		$4.26

The weighted-average remaining contractual term of outstanding stock options at December 31, 2021 was 1.6 years. The aggregate intrinsic value of stock options outstanding was $148,000 at December 31, 2021. The total intrinsic value of options exercised was $97,000 in 2021 and $128,000 in 2020.

The Corporation has issued shares from treasury stock for almost all stock option exercises through December 31, 2021. Management does not anticipate that stock repurchases will be necessary to accommodate stock option exercises in 2022.

In January 2022, the Corporation awarded 66,405 shares of restricted stock under the Stock Incentive Plan and 9,588 shares of restricted stock under the Independent Directors Stock Incentive Plans. The January 2022 restricted stock awards under the Stock Incentive Plan vest ratably over three years. The 2022 restricted stock issued under the Independent Directors Stock Incentive Plan vests over one year. Total estimated stock-based compensation for 2022 is $1,600,000. The restricted stock awards made in January 2022 are not included in the tables above.

14. INCOME TAXES

The net deferred tax asset at December 31, 2021 and 2020 represents the following temporary difference components:

	December 31,	December 31,
(In Thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$2,935	$2,154
Purchase accounting adjustments on loans	1,621	1,930
Net operating loss carryforward	778	896
Operating leases liability	821	724
Other deferred tax assets	3,260	3,089
Total deferred tax assets	9,415	8,793

Deferred tax liabilities:
Unrealized holding gains on securities	1,278	3,104
Defined benefit plans - ASC 835	57	32
Bank premises and equipment	460	1,216
Core deposit intangibles	725	840
Right-of-use assets from operating leases	821	724
Other deferred tax liabilities	187	172
Total deferred tax liabilities	3,528	6,088
Deferred tax asset, net	$5,887	$2,705

The provision for income taxes includes the following:

(In Thousands)	2021	2020
Currently payable	$8,386	$4,230
Tax expense resulting from allocations of certain tax benefits to equity or as a reduction in other assets	128	121
Deferred	(1,381)	(361)
Total provision	$7,133	$3,990

A reconciliation of income tax at the statutory rate to the Corporation’s effective rate is as follows:

	2021		2020
(Dollars In Thousands)	Amount	%	Amount	%
Expected provision	$7,914	21.0	$4,875	21.0
Tax-exempt interest income	(921)	(2.4)	(808)	(3.5)
Increase in cash surrender value and other income from life insurance, net	(118)	(0.3)	(170)	(0.7)
ESOP dividends	(120)	(0.3)	(110)	(0.5)
State income tax, net of Federal benefit	375	1.0	172	0.7
Other, net	3	0.0	31	0.1
Effective income tax provision	$7,133	18.9	$3,990	17.2

In connection with the 2020 Covenant merger, the Corporation received a net operating loss (“NOL”) available to be carried forward against future federal taxable income of $4.6 million. Availability of the NOL does not expire; however, the amount that may be offset against taxable income is limited to approximately $563,000 per year and further limited annually to no more than 80% of taxable income without regard to the NOL. At December 31, 2021, the unused amount of the NOL is $3.7 million.

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns. With limited exceptions, the Corporation is no longer subject to examination by the Internal Revenue Service for years prior to 2018.

15. RELATED PARTY TRANSACTIONS

Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:

	Beginning	New		Other	Ending
(In Thousands)	Balance	Loans	Repayments	Changes	Balance
13 directors, 9 executive officers 2021	$18,445	$1,249	$(6,034)	$251	$13,911
13 directors, 9 executive officers 2020	$14,455	$242	$(2,150)	$5,898	$18,445

In the table above, other changes represent net changes in the balance of existing lines of credit and transfers in and out of the related party category.

Deposits from related parties held by the Corporation amounted to $10,124,000 at December 31, 2021 and $13,182,000 at December 31, 2020.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2021 and 2020 are as follows:

(In Thousands)	2021	2020
Commitments to extend credit	$366,076	$317,470
Standby letters of credit	10,079	9,107

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

Standby letters of credit are conditional commitments issued by the Corporation guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Some of the standby letters of credit are collateralized by real estate or other assets, and others are unsecured. The extent to which proceeds from liquidation of collateral would be expected to cover the maximum potential amount of future payments related to standby letters of credit is not estimable. The Corporation has recorded no liability associated with standby letters of credit as of December 31, 2021 and 2020.

Standby letters of credit as of December 31, 2021 expire as follows:

Year of Expiration	(In Thousands)
2022	$10,021
2023	13
2024	20
2026	25
Total	$10,079

17. OPERATING LEASE COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Operating leases in which the Corporation is the lessee are recorded as operating lease Right of Use ("ROU") assets and operating lease liabilities, included in other assets and other liabilities, respectively, on the Consolidated Balance Sheets. The Corporation does not currently have any finance leases. Operating lease ROU assets represent the right to use an underlying asset during the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities were recognized as of the date of adoption of ASU 2017-02 based on the present value of the remaining lease payments using a discount rate that represented the then Corporation’s incremental borrowing rate at the date of initial application.

Operating lease expense, which is comprised of amortization of the ROU assets and the implicit interest accreted on the operating lease liability, is recognized on a straight line basis over the remaining lease term of the operating lease, and is recorded in office occupancy expense in the Consolidated Statements of Income. The leases relate to Bank branches with remaining lease terms of generally 1 to 10 years.

The Corporation leases certain branch locations, office space and equipment. All leases are classified as operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.

Certain leases include options to renew, with renewal terms that can extend the lease term from one to eight years that are reasonably certain of being exercised. The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered into after January 1, 2019. At December 31, 2021, discount rates ranged from 0.84% to 3.50% with a weighted-average discount rate of 1.90%. At December 31, 2021, the weighted-average remaining lease term was 4.8 years.

As shown in the table below, at December 31, 2021, right-of-use assets of $3,751,000 were included in other assets, and the related lease liabilities totaling the same amount were included in accrued interest and other liabilities, in the consolidated balance sheets. At December 31, 2020, right of use assets and the related liabilities totaled $3,446,000.

	December 31,	December 31,
(In Thousands)	2021	2020
Other assets	$3,751	$3,446
Other liabilities	$3,751	$3,446

In 2021 and 2020, operating lease expenses are included in the following line item of the consolidated statements of income:

(In Thousands)	2021	2020
Net occupancy and equipment expense	$492	$371
Total	$492	$371

A maturity analysis of the Corporation’s lease liabilities at December 31, 2021 is as follows:

(In Thousands)

Lease Payments Due

2022	$540
2023	528
2024	521
2025	501
2026	438
Thereafter	1,524
Total lease payments	4,052
Discount on cash flows	(301)
Total lease liabilities	$3,751

Litigation Matters

In the normal course of business, the Corporation is subject to pending and threatened litigation in which claims for monetary damages are asserted. In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of these legal proceedings.

Trust Department Tax Reporting Contingency

The Corporation has incurred operational losses from compliance oversight related to trust department tax preparation and administration activities that occurred prior to 2020. In 2020, the Corporation made changes in internal controls and personnel responsible for trust department tax administration activities. Management implemented the changes in internal controls and personnel in an effort to mitigate and prevent the likelihood of new instances of non-compliance from trust department tax administration activities. Losses related to trust department tax compliance matters totaled $164,000 in 2021 and $571,000 in 2020. These losses are included in other noninterest expense in the consolidated statements of income. The balance of accrued interest and other liabilities in the consolidated balance sheets includes $465,000 at December 31, 2021 and $322,000 at December 31, 2020 related to specific tax compliance matters that have been identified; however, no estimate can be made of the amount of additional expenses that may be incurred related to these matters.

18. REGULATORY MATTERS

In August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at December 31, 2021; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

Details concerning capital ratios at December 31, 2021 and December 31, 2020 are presented below. Management believes, as of December 31, 2021, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at December 31, 2021 and December 31, 2020 exceed the Corporation’s Board policy threshold levels.

							Minimum To Be Well
			Minimum		Minimum To Maintain		Capitalized Under		Minimum To Meet
			Capital		Capital Conservation		Prompt Corrective		the Corporation's
	Actual		Requirement		Buffer at Reporting Date		Action Provisions		Policy Thresholds
(Dollars In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021:
Total capital to risk-weighted assets:
Consolidated	$287,614	18.21%	N/A	N/A	N/A	N/A	N/A	N/A	$165,846	³10.5%
C&N Bank	252,606	16.04%	126,012	³8%	165,390	³10.5%	157,514	³10%	165,390	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	240,433	15.22%	N/A	N/A	N/A	N/A	N/A	N/A	134,256	³8.5%
C&N Bank	238,434	15.14%	94,509	³6%	133,887	³8.5%	126,012	³8%	133,887	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	240,433	15.22%	N/A	N/A	N/A	N/A	N/A	N/A	110,564	³7%
C&N Bank	238,434	15.14%	70,881	³4.5%	110,260	³7.0%	102,384	³6.5%	110,260	³7%
Tier 1 capital to average assets:
Consolidated	240,433	10.53%	N/A	N/A	N/A	N/A	N/A	N/A	182,683	³8%
C&N Bank	238,434	10.52%	90,688	³4%	N/A	N/A	113,360	³5%	181,376	³8%

December 31, 2020:
Total capital to risk-weighted assets:
Consolidated	$260,015	17.49%	N/A	N/A	N/A	N/A	N/A	N/A	$156,113	³10.5%
C&N Bank	236,943	15.98%	118,602	³8%	155,665	³10.5%	148,252	³10%	155,665	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	231,577	15.58%	N/A	N/A	N/A	N/A	N/A	N/A	126,377	³8.5%
C&N Bank	225,058	15.18%	88,951	³6%	126,015	³8.5%	118,602	³8%	126,015	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	231,577	15.58%	N/A	N/A	N/A	N/A	N/A	N/A	104,075	³7%
C&N Bank	225,058	15.18%	66,714	³4.5%	103,777	³7.0%	96,364	³6.5%	103,777	³7%
Tier 1 capital to average assets:
Consolidated	231,577	10.34%	N/A	N/A	N/A	N/A	N/A	N/A	179,206	³8%
C&N Bank	225,058	10.12%	88,959	³4%	N/A	N/A	111,199	³5%	177,919	³8%

Federal regulatory authorities impose a capital rule providing that, to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At December 31, 2021, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

At December 31, 2021, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 8.04%.

Banking regulators limit the amount of dividends that may be paid by C&N Bank to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $88,252,000 at December 31, 2021, subject to the minimum capital ratio requirements noted above.

Restrictions imposed by federal law prohibit the Corporation from borrowing from C&N Bank unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of C&N Bank’s tangible stockholder’s equity (excluding accumulated other comprehensive income) or $23,856,000 at December 31, 2021.

19. PARENT COMPANY ONLY

The following is condensed financial information for Citizens & Northern Corporation:

CONDENSED BALANCE SHEET	Dec. 31,	Dec. 31,
(In Thousands)	2021	2020
ASSETS
Cash	$33,518	$7,246
Investment in subsidiaries:
Citizens & Northern Bank	298,797	292,455
Citizens & Northern Investment Corporation	13,085	12,959
Bucktail Life Insurance Company	3,825	3,804
Other assets	33	4
TOTAL ASSETS	$349,258	$316,468

LIABILITIES AND STOCKHOLDERS' EQUITY
Senior notes, net	$14,701	$0
Subordinated debt, net	33,009	16,553
Other liabilities	143	159
Stockholders' equity	301,405	299,756
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$349,258	$316,468

CONDENSED INCOME STATEMENT
(In Thousands)	2021	2020
Dividends from Citizens & Northern Bank	$20,200	$38,507
Expenses	(1,691)	(1,488)
Income before equity in undistributed income (excess distributions) of subsidiaries	18,509	37,019
Equity in undistributed income (excess distributions) of subsidiaries	12,045	(17,797)
NET INCOME	$30,554	$19,222

CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,554	$19,222
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchase accounting adjustment	(43)	(38)
Amortization of debt issuance costs	101	0
Equity in (undistributed income) excess distributions of subsidiaries	(12,045)	17,797
(Increase) decrease in other assets	(29)	105
(Decrease) increase in other liabilities	(16)	13
Net Cash Provided by Operating Activities	18,522	37,099

CASH FLOWS FROM INVESTING ACTIVITIES,
Net cash used in business combination	0	(21,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior notes and subordinated debt	39,100	0
Repayment of subordinated debt	(8,000)	0
Proceeds from sale of treasury stock	212	131
Purchase of treasury stock	(7,586)	(163)
Dividends paid	(15,976)	(14,469)
Net Cash Provided by (Used in) Financing Activities	7,750	(14,501)

INCREASE IN CASH AND CASH EQUIVALENTS	26,272	761
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,246	6,485
CASH AND CASH EQUIVALENTS, END OF YEAR	$33,518	$7,246

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Investment of net assets acquired in business combination in Citizens & Northern Bank	$0	$73,426
Common equity issued in business combination	$0	$41,429
Subordinated debt assumed in business combination	$0	$10,091
Other liabilities assumed in business combination	$0	$69
Interest paid	$1,567	$655

20. SUMMARY OF QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present summarized quarterly financial data for 2021 and 2020:

	2021 Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
(In Thousands Except Per Share Data) (Unaudited)	2021	2021	2021	2021
Interest income	$21,754	$20,428	$21,073	$21,246
Interest expense	1,671	1,747	1,614	1,530
Net interest income	20,083	18,681	19,459	19,716
Provision for loan losses	259	744	1,530	1,128
Net interest income after provision for loan losses	19,824	17,937	17,929	18,588
Noninterest income	6,782	6,300	6,359	6,416
Net gains (losses) on available-for-sale debt securities	0	2	23	(1)
Other noninterest expenses	15,709	15,399	15,346	16,018
Income before income tax provision	10,897	8,840	8,965	8,985
Income tax provision	2,110	1,780	1,566	1,677
Net income	$8,787	$7,060	$7,399	$7,308
Net income attributable to common shares	$8,722	$6,999	$7,336	$7,256
Net income per share – basic	$0.55	$0.44	$0.47	$0.46
Net income per share – diluted	$0.55	$0.44	$0.47	$0.46

	2020 Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
(In Thousands Except Per Share Data) (Unaudited)	2020	2020	2020	2020
Interest income	$17,037	$16,513	$21,751	$21,859
Interest expense	2,755	2,267	2,469	2,104
Net interest income	14,282	14,246	19,282	19,755
Provision (credit) for loan losses	1,528	(176)	1,941	620
Net interest income after provision (credit) for loan losses	12,754	14,422	17,341	19,135
Noninterest income	5,281	5,528	6,970	6,565
Net gains on available-for-sale debt securities	0	0	25	144
Loss on prepayment of borrowings	0	0	0	1,636
Merger-related expenses	141	983	6,402	182
Other expenses	12,912	12,274	14,648	15,775
Income before income tax provision	4,982	6,693	3,286	8,251
Income tax provision	816	1,255	438	1,481
Net income	$4,166	$5,438	$2,848	$6,770
Net income attributable to common shares	$4,146	$5,405	$2,830	$6,727
Net income per share – basic	$0.30	$0.39	$0.18	$0.43
Net income per share – diluted	$0.30	$0.39	$0.18	$0.43

21. DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation is a party to derivative financial instruments. These financial instruments consist of interest rate swap agreements which contain master netting and collateral provisions designed to protect the party at risk.

Interest rate swaps with commercial loan banking customers were executed to facilitate their respective risk management strategies. Under the terms of these arrangements, the commercial banking customers effectively exchanged their floating interest rate exposures on loans into fixed interest rate exposures. Those interest rate swaps have been simultaneously economically hedged by offsetting interest rate swaps with a third party, such that the Corporation has effectively exchanged its fixed interest rate exposures for floating rate exposures. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service provided to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.

The aggregate notional amount of interest rate swaps was $123,094,000 at December 31, 2021 and $135,740,000 at December 31, 2020. The Corporation originated no interest rate swaps in 2021 or 2020. There were no gross amounts of interest rate swap-related assets and liabilities not offset in the consolidated balance sheets at December 31, 2021. The net impact on the consolidated statements of income from interest rate swaps was a reduction in interest income on loans of $1,347,000 in 2021 and $698,000 in 2020.

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the consolidated balance sheets at December 31, 2021:

(In Thousands)	At December 31, 2021				At December 31, 2020
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
	Amount	Value (1)	Amount	Value (2)	Amount	Value (1)	Amount	Value (2)
Interest rate swap agreements	$61,547	$3,104	$61,547	$3,104	$67,870	$6,566	$67,870	$6,566

(1)	Included in other assets in the consolidated balance sheets.
(2)	Included in accrued interest and other liabilities in the consolidated balance sheets.

The Corporation’s agreement with its derivative counterparty provides that if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. Further, if the Corporation were to fail to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements. Available-for-sale securities with a carrying value of $7,027,000 were pledged as collateral against the Corporation’s liability related to the interest rate swaps at December 31, 2021.

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

At December 31, 2021 and 2020, assets measured at fair value and the valuation methods used are as follows:

	December 31, 2021
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$24,912	$0	$0	$24,912
Obligations of U.S. Government agencies	0	24,091	0	24,091
Bank holding company debt securities	0	17,987	0	17,987
Obligations of states and political subdivisions:
Tax-exempt	0	148,028	0	148,028
Taxable	0	72,765	0	72,765
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	98,181	0	98,181
Residential collateralized mortgage obligations	0	44,247	0	44,247
Commercial mortgage-backed securities	0	87,468	0	87,468
Total available-for-sale debt securities	24,912	492,767	0	517,679
Marketable equity security	971	0	0	971
Servicing rights	0	0	2,329	2,329
Interest rate swap agreements, assets	0	3,104	0	3,104
Total recurring fair value measurements, assets	$25,883	$495,871	$2,329	$524,083

Recurring fair value measurements, liabilities,
Interest rate swap agreements, liabilities	$0	$3,104	$0	$3,104

Nonrecurring fair value measurements, assets:
Impaired loans, net	$0	$0	$5,800	$5,800
Foreclosed assets held for sale	0	0	684	684
Total nonrecurring fair value measurements, assets	$0	$0	$6,484	$6,484

	December 31, 2020
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$12,182	$0	$0	$12,182
Obligations of U.S. Government agencies	0	26,344	0	26,344
Obligations of states and political subdivisions:
Tax-exempt	0	122,401	0	122,401
Taxable	0	47,452	0	47,452
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	38,176	0	38,176
Residential collateralized mortgage obligations	0	57,467	0	57,467
Commercial mortgage-backed securities	0	45,310	0	45,310
Total available-for-sale debt securities	12,182	337,150	0	349,332
Marketable equity security	1,000	0	0	1,000
Servicing rights	0	0	1,689	1,689
Interest rate swap agreements, assets	0	6,566	0	6,566
Total recurring fair value measurements, assets	$13,182	$343,716	$1,689	$358,587

Recurring fair value measurements, liabilities,
Interest rate swap agreements, liabilities	$0	$6,566	$0	$6,566

Nonrecurring fair value measurements, assets:
Impaired loans, net	$0	$0	$7,157	$7,157
Foreclosed assets held for sale	0	0	1,338	1,338
Total nonrecurring fair value measurements, assets	$0	$0	$8,495	$8,495

Management’s evaluation and selection of valuation techniques and the unobservable inputs used in determining the fair values of assets valued using Level 3 methodologies include sensitive assumptions. Other market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amount calculated by management. The following table shows quantitative information regarding significant techniques and inputs used at December 31, 2021 and 2020 for servicing rights assets measured using unobservable inputs (Level 3 methodologies) on a recurring basis:

	Fair Value at
	12/31/2021	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2021
Servicing rights	$2,329	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	209.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/2020	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2020
Servicing rights	$1,689	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	277.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets (servicing rights) measured at fair value on a recurring basis:

(In Thousands)	Years Ended December 31,
	2021	2020
Servicing rights balance, beginning of period	$1,689	$1,277
Originations of servicing rights	708	988
Unrealized loss included in earnings	(68)	(576)
Servicing rights balance, end of period	$2,329	$1,689

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

At December 31, 2021 and 2020, quantitative information regarding significant techniques and inputs used for nonrecurring fair value measurements using unobservable inputs (Level 3 methodologies) are as follows:

(Dollars In Thousands)						Weighted
		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2021	12/31/2021	12/31/2021	Technique	Inputs	12/31/2021

Impaired loans:
Commercial:
Commercial loans secured by real estate	$6,468	$668	$5,800	Sales comparison	Discount to appraised value	27%
Commercial and industrial	72	72	0	Liquidation of assets	Discount to appraised value	100%
Total impaired loans	$6,540	$740	$5,800
Foreclosed assets held for sale - real estate:
Commercial real estate	$428	$0	$428	Sales comparison	Discount to appraised value	50%
Residential (1-4 family)	256	0	256	Sales comparison	Discount to appraised value	53%
Total foreclosed assets held for sale	$684	$0	$684

(Dollars In Thousands)						Weighted
		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2020	12/31/2020	12/31/2020	Technique	Inputs	12/31/2020

Impaired loans:
Commercial:
Commercial loans secured by real estate	$6,501	$691	$5,810	Sales comparison	Discount to appraised value	28%
Commercial and industrial	72	72	0	Liquidation of assets	Discount to appraised value	100%
Residential mortgage loans - first and junior liens	1,509	162	1,347	Sales comparison	Discount to appraised value	31%
Total impaired loans	$8,082	$925	$7,157
Foreclosed assets held for sale - real estate:
Commercial real estate	$1,258	$0	$1,258	Sales comparison	Discount to appraised value	44%
Residential (1-4 family)	80	0	80	Sales comparison	Discount to appraised value	36%
Total foreclosed assets held for sale	$1,338	$0	$1,338

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	December 31, 2021		December 31, 2020
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$95,848	$95,848	$96,017	$96,017
Certificates of deposit	Level 2	9,100	9,142	5,840	6,054
Restricted equity securities (included in Other Assets)	Level 2	9,562	9,562	9,970	9,970
Loans, net	Level 3	1,551,312	1,573,955	1,632,824	1,646,207
Accrued interest receivable	Level 2	7,235	7,235	8,293	8,293

Financial liabilities:
Deposits with no stated maturity	Level 2	1,639,167	1,639,167	1,430,062	1,430,062
Time deposits	Level 2	285,893	286,962	390,407	393,566
Short-term borrowings	Level 2	1,803	1,603	20,022	19,974
Long-term borrowings	Level 2	28,042	28,347	54,608	55,723
Senior debt	Level 2	14,701	15,016	0	0
Subordinated debt	Level 2	33,009	33,171	16,553	16,680
Accrued interest payable	Level 2	205	205	548	548

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of

Citizens & Northern Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Citizens & Northern Corporation and subsidiaries (collectively the "Corporation") as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation's consolidated financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

Critical Audit Matter Description

As disclosed in Note 8 to the Corporation's consolidated financial statements, the Corporation's loan portfolio totaled $1,564,849,000 as of December 31, 2021, and the related allowance for loan losses was $13,537,000. As described in Note 1 and Note 8, the allowance for loan losses consists of two major components: (1) a specific component consisting of the valuation allowance for loans individually evaluated for impairment (“specific component”), representing $740,000 and (2) a general component consisting of the valuation allowance for pools of loans with similar risk characteristics collectively evaluated for impairment (“general reserves”), representing $12,797,000. The general reserves are further broken down as reserves assigned to each pool of loans based on both historical net charge-off experience ($1,332,000) and reserves related to qualitative factors ($11,465,000).

The determination of the allowance for loan losses requires significant estimates and subjective assumptions which require a high degree of judgment relating to how those assumptions impact probable incurred credit losses within the loan portfolio. Changes in these assumptions could have a material effect on the Corporation’s financial results. Qualitative risk factors are evaluated for the impact on each of the three distinct loan segments (residential mortgage, commercial and consumer) within the loan portfolio. Each qualitative factor is assigned a value to reflect improving, stable or declining conditions based on management’s judgment using relevant information available at the time of the evaluation. Management has designed qualitative factors that include such factors as 1) economic conditions within its market area, 2) the Corporation’s lending policies, 3) changes or trends in the portfolio, 4) risk profile, 5) competition, and 6) regulatory requirements. To formulate the additional allocations to the allowance for loan losses for general reserve qualitative factors, management multiplies the outstanding principal balance of the various loan classes by the applicable qualitative factor.

Management’s identification and analysis of these issues requires significant judgment. We identified the estimate of the general reserve's qualitative factors of the allowance for loan losses as a critical audit matter as auditing the underlying qualitative factors requires significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included, among others:

●	Obtaining an understanding of the management review control over the determination, review and approval of the qualitative factors, including controls over the underlying internal and external data inputs, and testing such control for design and operating effectiveness.

●	Evaluating the reasonableness of management’s judgments related to qualitative factor adjustments to determine if they are calculated in accordance with management’s policies and consistently applied.

●	Evaluating the relevance and reliability of underlying internal and external data inputs used as a basis for the qualitative factor adjustments and corroborating these inputs by comparing to the Corporation’s lending practices, historical loan portfolio performance, and third-party macroeconomic data, as well as considering current economic factors.

●	Analytically evaluate changes that occurred in the allowance for loan losses.

/s/ Baker Tilly US, LLP

We have served as the Corporation’s auditor since 1979.

Pittsburgh, Pennsylvania
February 22, 2022

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

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, we concluded that, as of December 31, 2021, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013).

Baker Tilly US, LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2021. That report appears immediately prior to this report.

February 22, 2022	By:	/s/ J. Bradley Scovill
Date		President and Chief Executive Officer

February 22, 2022	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer

ITEM 9B. OTHER INFORMATION

There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter 2021 that was not disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is incorporated herein by reference to disclosure under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Information Concerning Security Ownership” and “Meetings and Committees of the Board of Directors” of the Corporation’s proxy statement dated March 11, 2022 for the annual meeting of stockholders to be held on April 21, 2022.

The Corporation’s Board of Directors has adopted a Code of Ethics, available on the Corporation’s web site at www.cnbankpa.com for the Corporation’s employees, officers and directors. (The provisions of the Code of Ethics are also included in the Corporation’s employee handbook.)

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to disclosure under the captions “Compensation Discussion and Analysis” and “Executive Compensation Tables” of the Corporation’s proxy statement dated March 11, 2022 for the annual meeting of stockholders to be held on April 21, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the caption “Beneficial Ownership of Executive Officers and Directors” of the Corporation’s proxy statement dated March 11, 2022 for the annual meeting of stockholders to be held on April 21, 2022.

“Equity Compensation Plan Information” as required by Item 201(d) of Regulation S-K is incorporated by reference herein from Item 5 (Market for Registrant’s Common Equity and Related Stockholder Matters) of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning loans and deposit balances with Directors and Executive Officers is provided in Note 15 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Additional information, including information concerning director independence, is incorporated herein by reference to disclosure appearing under the captions “Director Independence” and “Related Person Transaction and Policies” of the Corporation’s proxy statement dated March 11, 2022 for the annual meeting of stockholders to be held on April 21, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning services provided by the Corporation’s independent auditor Baker Tilly US, LLP, the audit committee’s pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the caption “Fees of Independent Public Accountants” of the Corporation’s proxy statement dated March 11, 2022 for the annual meeting of stockholders to be held on April 21, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1). The following consolidated financial statements are set forth in Part II, Item 8:

(a)	(2) Financial statement schedules are not applicable or included in the financial statements or related notes.

2. Plan of acquisition, reorganization, arrangement, liquidation or succession:
2.1 Agreement and Plan of Merger dated September 27, 2018, between the Corporation and Monument Bancorp, Inc.	Incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed September 28, 2018

2.2 Agreement and Plan of Merger dated December 18, 2019, between the Corporation and Covenant Financial, Inc.	Incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed December 18, 2019

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed February 18, 2022

4. Instruments defining the rights of securities holders, including Indentures

4.1 Indenture, dated May 19, 2021 between Citizens & Northern Corporation and UMB Bank, National Association, as trustee	Incorporated by reference to Exhibit 4.1 of the Corporation’s Form 8-K filed May 19, 2021

4.2 Form of Subordinated Note	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 of the Corporation’s Form 8-K filed May 19, 2021

4.3 Form of Senior Note	Incorporated by reference to Exhibit 4.3 of the Corporation’s Form 8-K filed May 19, 2021

4.4 Description of registrant’s securities	Incorporated by reference to Exhibit 4.(vi) of the Corporation’s Form 10-K filed February 20, 2020

9. Voting trust agreement	Not applicable

10. Material contracts:
10.1 Form of Time-Based Restricted Stock agreement dated January 31, 2022 between the Corporation and Executive Officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

10.2 Form of Performance-Based Restricted Stock Agreement dated January 31, 2022 between the Corporation and Executive Officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

10.3 Form of Restricted Stock agreement dated January 31, 2022 between the Corporation and its independent directors pursuant to the Citizens & Northern Corporation Independent Directors Stock Incentive Plan

Filed herewith

10.4 Form of Time-Based Restricted Stock agreement dated February 17, 2022 between the Corporation and Matthew L. Bower pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

10.5 Form of Time-Based Restricted Stock agreement dated May 10, 2021 between the Corporation and Alexander Balagour pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

10.6 Form of Time-Based Restricted Stock agreement dated July 1, 2020 between the Corporation and Blair T. Rush pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

10.7 2022 Annual Performance Incentive Award Plan	Filed herewith

10.8 2022 Annual Performance Incentive Award Plan - Mortgage Lenders	Filed herewith

10.9 First Amendment to Deferred Compensation Agreement dated June 17, 2021	Filed herewith

10.10 Deferred Compensation Agreement dated December 17, 2015	Incorporated by reference to Exhibit 10.8 filed with Corporation’s Form 10-K on February 15, 2018

10.11 Second Amendment to Employment Agreement dated August 24, 2018 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on August 24, 2018

10.12 First Amendment to Employment Agreement dated June 26, 2017 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on June 27, 2017

10.13 Employment agreement dated March 2, 2015 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on February 9, 2015

10.14 Employment agreement dated September 19, 2013 between the Corporation and Mark A. Hughes	Incorporated by reference to Exhibit 10.2 filed with Corporation’s Form 8-K on September 19, 2013

10.15 Employment agreement dated September 19, 2013 between the Corporation and Harold F. Hoose, III	Incorporated by reference to Exhibit 10.3 filed with Corporation’s Form 8-K on September 19, 2013

10.16 Employment agreement dated December 18, 2019 between the Corporation and Blair T. Rush	Incorporated by reference to Exhibit 10.15 filed with Corporation’s Form 10-K on March 5, 2021

10.17 Employment agreement dated April 6, 2021 between the Corporation and Alexander Balagour	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on August 6, 2021

10.18 Form of Indemnification Agreement dated September 20, 2018 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on November 1, 2018

10.19 Form of Indemnification Agreement dated January 9, 2018 between the Corporation and Tracy E. Watkins	Incorporated by reference to Exhibit 10.6 filed with Corporation’s Form 10-K on February 15, 2018

10.20 Form of Indemnification Agreement dated February 11, 2015 between the Corporation and Stan R. Dunsmore	Incorporated by reference to Exhibit 10.9 filed with Corporation’s Form 10-K on February 26, 2015

10.21 Form of Indemnification Agreement dated January 2, 2013 between the Corporation and Shelley L. D’Haene	Incorporated by reference to Exhibit 10.5 filed with Corporation’s Form 10-K on February 21, 2013

10.22 Form of Indemnification Agreement dated January 19, 2011 between the Corporation and John M. Reber	Incorporated by reference to Exhibit 10.8 filed with Corporation’s Form 10-K on March 1, 2011

10.23 Form of Indemnification Agreements dated May 2004 between the Corporation and the Directors and certain officers	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-K on March 14, 2005

10.24 Form of Indemnification Agreement dated February 16, 2021 between the Corporation and Blair T. Rush	Incorporated by reference to Exhibit 10.23 filed with Corporation’s Form 10-K on March 5, 2021

10.25 Change in Control Agreement dated January 9, 2018 between the Corporation and Tracy E. Watkins	Incorporated by reference to Exhibit 10.7 filed with Corporation’s Form 10-K on February 15, 2018

10.26 Change in Control Agreement dated March 17, 2015 between the Corporation and Stan R. Dunsmore	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on May 8, 2015

10.27 Change in Control Agreement dated January 1, 2013 between the Corporation and Shelley L. D’Haene	Incorporated by reference to Exhibit 10.7 filed with Corporation’s Form 10-K on February 21, 2013

10.28 Change in Control Agreement dated January 20, 2005 between the Corporation and John M. Reber	Incorporated by reference to Exhibit 10.18 filed with Corporation’s Form 10-K on February 18, 2016

10.29 Change in Control Agreement dated December 31, 2003 between the Corporation and Thomas L. Rudy, Jr.	Incorporated by reference to Exhibit 10.2 filed with the Corporation’s Form 10-K on March 14, 2005

10.30 Executive Compensation Recoupment Policy dated September 19, 2013	Incorporated by reference to Exhibit 10.5 filed with Corporation’s Form 8-K on September 19, 2013

10.31 Fifth Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 filed with Form 8-K on December 21, 2018

10.32 Fourth Amendment to Citizens & Northern Corporation Stock Incentive Plan and Annual Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with Corporation’s Form 8-K on September 19, 2013

10.33 Third Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation’s proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.34 Second Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 filed with the Corporation’s Form 10-K on March 10, 2004

10.35 First Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with the Corporation’s Form 10-K on March 10, 2004

10.36 Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 filed with the Corporation’s Form 10-K on March 10, 2004

10.37 Second Amendment to Citizens & Northern Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 filed with Form 8-K on December 21, 2018

10.38 First Amendment to Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit B to the Corporation’s proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.39 Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation’s proxy statement dated March 19, 2001 for the annual meeting of stockholders held on April 17, 2001.

10.40 Citizens & Northern Corporation Supplemental Executive Retirement Plan (as amended and restated)	Incorporated by reference to Exhibit 10.21 filed with the Corporation’s Form 10-K on March 6, 2009

10.41 Form of Indemnification Agreements dated May 24, 2018 between the Corporation and Directors Bobbi J. Kilmer, Terry L. Lehman, Frank G. Pellegrino and Aaron K. Singer	Incorporated by reference to Exhibit 10.1 filed with the Corporation’s Form 10-Q filed August 6, 2018

10.42 Form of Indemnification Agreement dated July 16, 2020 between the Corporation and Stephen M. Dorwart	Incorporated by reference to Exhibit 10.4 filed with the Corporation's Form 10-Q on August 6, 2020

10.43 Form of Indemnification Agreement dated July 16, 2020 between the Corporation and Robert G. Loughery	Incorporated by reference to Exhibit 10.5 filed with the Corporation's Form 10-Q on August 6, 2020

10.44 Form of Indemnification Agreement dated April 27, 2021 between the Corporation and Helen S. Santiago	Incorporated by reference to Exhibit 10.2 filed with the Corporation’s Form 10-Q on August 6, 2021

10.45 Form of Indemnification Agreement dated July 12, 2021 between the Corporation and Kate Shattuck	Incorporated by reference to Exhibit 10.1 filed with the Corporation’s Form 10-Q on November 8, 2021

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 4 to the Consolidated Financial Statements, which is included in Part II, Item 8 of Form 10-K

12. Statements re: computation of ratios	Not applicable

13. Annual report to security holders, Form 10-Q or quarterly report to security holders	Not applicable

14. Code of ethics

The Code of Ethics is available through the Corporation’s website at www.cnbankpa.com. To access the Code of Ethics, click on “About,” “Investor Relations,” “Corporate Governance Policies,” and “Code of Ethics.”

16. Letter re: change in certifying accountant	Not applicable

18. Letter re: change in accounting principles	Not applicable

21. Subsidiaries of the registrant	Filed herewith

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consent of Independent Registered Public Accounting Firm	Filed herewith

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith

31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

33. Report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

34. Attestation report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

35. Service compliance statement	Not applicable

99. Additional exhibits:
99.1 Additional information mailed or made available online to shareholders with proxy statement and Form 10-K on March 11, 2022	Filed herewith

100. XBRL-related documents	Not applicable

101. Interactive data file	Filed herewith

104. Cover page interactive data file	(Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ J. Bradley Scovill
President and Chief Executive Officer

Date: February 22, 2022

By:	/s/ Mark A. Hughes
Treasurer and Principal Accounting Officer

Date: February 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS

/s/	Stephen M. Dorwart	/s/	Frank G. Pellegrino
	Stephen M. Dorwart		Frank G. Pellegrino
	Date: February 22, 2022		Date: February 22, 2022

/s/	Clark S. Frame	/s/	Helen S. Santiago
	Clark S. Frame		Helen S. Santiago
	Date: February 22, 2022		Date: February 22, 2022

/s/	Susan E. Hartley	/s/	Timothy E. Schoener
	Susan E. Hartley		Timothy E. Schoener
	Date: February 22, 2022		Date: February 22, 2022

/s/	Bobbi J. Kilmer	/s/	J. Bradley Scovill
	Bobbi J. Kilmer		J. Bradley Scovill
	Date: February 22, 2022		Date: February 22, 2022

/s/	Leo F. Lambert	/s/	Kate Shattuck
	Leo F. Lambert		Kate Shattuck
	Date: February 22, 2022		Date: February 22, 2022

/s/	Terry L. Lehman	/s/	Aaron K. Singer
	Terry L. Lehman		Aaron K. Singer
	Date: February 22, 2022		Date: February 22, 2022

/s/	Robert G. Loughery
Robert G. Loughery
Date: February 22, 2022