Form 10-Q
period 2022-03-31
CITIZENS & NORTHERN CORP
filed 2022-05-06
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Large accelerated filer ◻ Accelerated filer ⌧ Non-accelerated filer ◻ Smaller reporting company ☐ Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	15,605,135 Shares Outstanding on May 4, 2022

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data) (Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and due from banks:
Noninterest-bearing	$19,471	$16,729
Interest-bearing	94,875	88,219
Total cash and due from banks	114,346	104,948
Available-for-sale debt securities, at fair value	532,913	517,679

Loans receivable	1,538,190	1,564,849
Allowance for loan losses	(14,271)	(13,537)
Loans, net	1,523,919	1,551,312

Bank-owned life insurance	30,804	30,669
Accrued interest receivable	7,507	7,235
Bank premises and equipment, net	21,169	20,683
Foreclosed assets held for sale	531	684
Deferred tax asset, net	11,818	5,887
Goodwill	52,505	52,505
Core deposit intangibles, net	3,206	3,316
Other assets	31,653	32,730
TOTAL ASSETS	$2,330,371	$2,327,648

LIABILITIES
Deposits:
Noninterest-bearing	$552,255	$521,206
Interest-bearing	1,408,697	1,403,854
Total deposits	1,960,952	1,925,060
Short-term borrowings	2,357	1,803
Long-term borrowings - FHLB advances	20,581	28,042
Senior notes, net	14,717	14,701
Subordinated debt, net	33,031	33,009
Accrued interest and other liabilities	22,525	23,628
TOTAL LIABILITIES	2,054,163	2,026,243

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares;
issued 16,030,172 and outstanding 15,718,723 at March 31, 2022;
issued 16,030,172 and outstanding 15,759,090 at December 31, 2021	16,030	16,030
Paid-in capital	142,991	144,453
Retained earnings	145,073	142,612
Treasury stock, at cost; 311,449 shares at March 31, 2022 and 271,082
shares at December 31, 2021	(7,708)	(6,716)
Accumulated other comprehensive (loss) income	(20,178)	5,026
TOTAL STOCKHOLDERS' EQUITY	276,208	301,405
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,330,371	$2,327,648

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income

(In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2022	2021
INTEREST INCOME
Interest and fees on loans:
Taxable	$18,549	$19,491
Tax-exempt	454	439
Income from available-for-sale debt securities:
Taxable	1,969	1,113
Tax-exempt	722	642
Other interest and dividend income	79	69
Total interest and dividend income	21,773	21,754
INTEREST EXPENSE
Interest on deposits	910	1,278
Interest on short-term borrowings	1	15
Interest on long-term borrowings - FHLB advances	49	134
Interest on senior notes, net	118	0
Interest on subordinated debt, net	363	244
Total interest expense	1,441	1,671
Net interest income	20,332	20,083
Provision for loan losses	891	259
Net interest income after provision for loan losses	19,441	19,824
NONINTEREST INCOME
Trust revenue	1,786	1,626
Brokerage and insurance revenue	522	326
Service charges on deposit accounts	1,235	1,015
Interchange revenue from debit card transactions	963	881
Net gains from sale of loans	382	1,064
Loan servicing fees, net	210	248
Increase in cash surrender value of life insurance	135	150
Other noninterest income	588	1,472
Realized gains on available-for-sale debt securities, net	2	0
Total noninterest income	5,823	6,782
NONINTEREST EXPENSE
Salaries and employee benefits	10,607	8,895
Net occupancy and equipment expense	1,411	1,304
Data processing and telecommunications expense	1,623	1,380
Automated teller machine and interchange expense	384	337
Pennsylvania shares tax	488	491
Professional fees	489	547
Other noninterest expense	1,884	2,755
Total noninterest expense	16,886	15,709
Income before income tax provision	8,378	10,897
Income tax provision	1,483	2,110
NET INCOME	$6,895	$8,787
EARNINGS PER COMMON SHARE - BASIC	$0.44	$0.55
EARNINGS PER COMMON SHARE - DILUTED	$0.44	$0.55

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive (Loss) Income

(In Thousands) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Net income	$6,895	$8,787

Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	(32,025)	(6,114)
Reclassification adjustment for (gains) realized in income	(2)	0
Other comprehensive loss on available-for-sale debt securities	(32,027)	(6,114)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	133	(5)
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(11)	(4)
Other comprehensive income (loss) on pension and postretirement obligations	122	(9)

Other comprehensive loss before income tax	(31,905)	(6,123)
Income tax related to other comprehensive loss	6,701	1,287

Net other comprehensive loss	(25,204)	(4,836)

Comprehensive (loss) income	$(18,309)	$3,951

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,895	$8,787
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	891	259
Realized gains on available-for-sale debt securities, net	(2)	0
Net amortization of securities	714	488
Increase in cash surrender value of life insurance	(135)	(150)
Depreciation and amortization of bank premises and equipment	507	553
Net accretion of purchase accounting adjustments	(340)	(818)
Stock-based compensation	368	341
Deferred income taxes	770	462
Increase in fair value of servicing rights	(2)	(75)
Gains on sales of loans, net	(382)	(1,064)
Origination of loans held for sale	(14,752)	(32,478)
Proceeds from sales of loans held for sale	13,661	30,727
Increase in accrued interest receivable and other assets	(963)	(2,190)
(Decrease) increase in accrued interest payable and other liabilities	(1,663)	891
Other	81	(20)
Net Cash Provided by Operating Activities	5,648	5,713
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificates of deposit	0	(1,250)
Proceeds from calls and maturities of available-for-sale debt securities	18,746	17,093
Purchase of available-for-sale debt securities	(62,949)	(34,494)
Redemption of Federal Home Loan Bank of Pittsburgh stock	337	584
Purchase of Federal Home Loan Bank of Pittsburgh stock	(282)	(473)
Net decrease in loans	26,807	29,936
Proceeds from bank owned life insurance	0	287
Proceeds from sales of premises and equipment	0	495
Purchase of premises and equipment	(993)	(239)
Proceeds from sale of foreclosed assets	139	0
Other	75	70
Net Cash (Used in) Provided by Investing Activities	(18,120)	12,009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	35,952	103,793
Net increase (decrease) in short-term borrowings	554	(10,211)
Repayments of long-term borrowings - FHLB advances	(7,380)	(4,024)
Sale of treasury stock	141	77
Purchases of treasury stock	(3,380)	(157)
Common dividends paid	(4,017)	(3,912)
Net Cash Provided by Financing Activities	21,870	85,566
INCREASE IN CASH AND CASH EQUIVALENTS	9,398	103,288
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	95,848	96,017
CASH AND CASH EQUIVALENTS, END OF PERIOD	$105,246	$199,305
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Accrued purchase of certificates of deposit	$0	$750
Increase in accrued purchase of available-for-sale debt securities	$3,770	$6,245
Assets acquired through foreclosure of real estate loans	$0	$134
Interest paid	$1,116	$2,193
Income taxes paid	$46	$47

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data) (Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Three Months Ended March 31, 2022	Shares	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2021	16,030,172	271,082	$16,030	$144,453	$142,612	$5,026	$(6,716)	$301,405
Net income					6,895			6,895
Other comprehensive loss, net						(25,204)		(25,204)
Cash dividends declared on common stock, $.28 per share					(4,434)			(4,434)
Shares issued for dividend reinvestment plan		(16,134)		12			405	417
Shares issued from treasury and redeemed related to exercise of stock options		(7,024)		(34)			175	141
Restricted stock granted		(78,243)		(1,932)			1,932	0
Forfeiture of restricted stock		6,072		124			(124)	0
Stock-based compensation expense				368				368
Purchase of restricted stock for tax withholding		6,054					(153)	(153)
Treasury stock purchases		129,642					(3,227)	(3,227)
Balance, March 31, 2022	16,030,172	311,449	$16,030	$142,991	$145,073	$(20,178)	$(7,708)	$276,208

Three Months Ended March 31, 2021
Balance, December 31, 2020	15,982,815	70,831	$15,983	$143,644	$129,703	$11,795	$(1,369)	$299,756
Net income					8,787			8,787
Other comprehensive loss, net						(4,836)		(4,836)
Cash dividends declared on common stock, $.27 per share					(4,314)			(4,314)
Shares issued for dividend reinvestment plan	19,475		19	383				402
Shares issued from treasury and redeemed related to exercise of stock options		(5,414)		(28)			105	77
Restricted stock granted	10,989	(63,402)	11	(1,240)			1,229	0
Forfeiture of restricted stock		3,791		73			(73)	0
Stock-based compensation expense				341				341
Purchase of restricted stock for tax withholding		7,659					(157)	(157)
Balance, March 31, 2021	16,013,279	13,465	$16,013	$143,173	$134,176	$6,959	$(265)	$300,056

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF INTERIM PRESENTATION AND STATUS OF RECENT ACCOUNTING PRONOUNCEMENTS

The consolidated financial statements include the accounts of Citizens & Northern Corporation and its subsidiaries, Citizens & Northern Bank (“C&N Bank”), Bucktail Life Insurance Company and Citizens & Northern Investment Corporation (collectively, “Corporation”). The consolidated financial statements also include C&N Bank’s wholly-owned subsidiaries, C&N Financial Services, LLC and Northern Tier Holding LLC. C&N Bank is the sole member of C&N Financial Services, LLC and Northern Tier Holding LLC. All material intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial information included herein, except the consolidated balance sheet dated December 31, 2021, is unaudited. Such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity for the interim periods; however, the information does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for a complete set of financial statements.

Operating results reported for the three-month period ended March 31, 2022 might not be indicative of the results for the year ending December 31, 2022. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

(In Thousands, Except Share and Per Share Data)	Three Months Ended
	March 31,	March 31,
	2022	2021
Basic
Net income	$6,895	$8,787
Less: Dividends and undistributed earnings allocated to participating securities	(60)	(65)
Net income attributable to common shares	$6,835	$8,722
Basic weighted-average common shares outstanding	15,645,474	15,850,217
Basic earnings per common share (a)	$0.44	$0.55
Diluted
Net income attributable to common shares	$6,835	$8,722
Basic weighted-average common shares outstanding	15,645,474	15,850,217
Dilutive effect of potential common stock arising from stock options	3,701	4,234
Diluted weighted-average common shares outstanding	15,649,175	15,854,451
Diluted earnings per common share (a)	$0.44	$0.55
Weighted-average nonvested restricted shares outstanding	138,141	118,442
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the consolidated statements of income, less earnings allocated to non-vested restricted shares with nonforfeitable dividends (participating securities).

Anti-dilutive stock options are excluded from earnings per share calculations. There were no anti-dilutive instruments in the three-month periods ended March 31, 2022 and 2021.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

3. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive (loss) income. The components of other comprehensive (loss) income, and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended March 31, 2022
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(32,025)	$6,726	$(25,299)
Reclassification adjustment for (gains) realized in income	(2)	0	(2)
Other comprehensive loss from available-for-sale debt securities	(32,027)	6,726	(25,301)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	133	(27)	106
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(11)	2	(9)
Other comprehensive income on unfunded retirement obligations	122	(25)	97
Total other comprehensive loss	$(31,905)	$6,701	$(25,204)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended March 31, 2021
Available-for-sale debt securities,
Unrealized holding losses on available-for-sale debt securities	$(6,114)	$1,285	$(4,829)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	(5)	1	(4)
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(4)	1	(3)
Other comprehensive loss on unfunded retirement obligations	(9)	2	(7)
Total other comprehensive loss	$(6,123)	$1,287	$(4,836)

The amounts shown in the table immediately above are included in the following line items in the consolidated statements of income:

Affected Line Item in the
Description	Consolidated Statements of Income
Reclassification adjustment for (gains) realized in income (before-tax)	Realized gains on available-for-sale debt securities, net
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost (before-tax)	Other noninterest expense
Income tax effect	Income tax provision

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Changes in the components of accumulated other comprehensive (loss) income are as follows and are presented net of tax:

(In Thousands)	Unrealized		Accumulated
	(Losses)	Unfunded	Other
	Gains	Retirement	Comprehensive
	on Securities	Obligations	(Loss) Income
Three Months Ended March 31, 2022
Balance, beginning of period	$4,809	$217	$5,026
Other comprehensive (loss) income during three months ended March 31, 2022	(25,301)	97	(25,204)
Balance, end of period	$(20,492)	$314	$(20,178)

Three Months Ended March 31, 2021
Balance, beginning of period	$11,676	$119	$11,795
Other comprehensive loss during three months ended March 31, 2021	(4,829)	(7)	(4,836)
Balance, end of period	$6,847	$112	$6,959

4. CASH AND DUE FROM BANKS

Cash and due from banks at March 31, 2022 and December 31, 2021 include the following:

(In Thousands)	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$105,246	$95,848
Certificates of deposit	9,100	9,100
Total cash and due from banks	$114,346	$104,948

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

Historically, C&N Bank has been required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. In March 2020, the Federal Reserve Board reduced reserve requirements for U.S. banks to 0%. Accordingly, C&N Bank had no required reserves at March 31, 2022 or December 31, 2021.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

5. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at March 31, 2022 and December 31, 2021 are summarized as follows:

(In Thousands)	March 31, 2022
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$38,152	$0	$(1,658)	$36,494
Obligations of U.S. Government agencies	24,455	150	(1,197)	23,408
Bank holding company debt securities	24,942	0	(899)	24,043
Obligations of states and political subdivisions:
Tax-exempt	149,140	963	(6,470)	143,633
Taxable	73,732	293	(4,396)	69,629
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	112,122	107	(5,661)	106,568
Residential collateralized mortgage obligations	45,628	4	(1,764)	43,868
Commercial mortgage-backed securities	90,682	119	(5,531)	85,270
Total available-for-sale debt securities	$558,853	$1,636	$(27,576)	$532,913

(In Thousands)	December 31, 2021
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$25,058	$52	$(198)	$24,912
Obligations of U.S. Government agencies	23,936	563	(408)	24,091
Bank holding company debt securities	18,000	18	(31)	17,987
Obligations of states and political subdivisions:
Tax-exempt	143,427	4,749	(148)	148,028
Taxable	72,182	1,232	(649)	72,765
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	98,048	705	(572)	98,181
Residential collateralized mortgage obligations	44,015	437	(205)	44,247
Commercial mortgage-backed securities	86,926	1,548	(1,006)	87,468
Total available-for-sale debt securities	$511,592	$9,304	$(3,217)	$517,679

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021:

March 31, 2022	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$36,494	$(1,658)	$0	$0	$36,494	$(1,658)
Obligations of U.S. Government agencies	4,812	(61)	11,363	(1,136)	16,175	(1,197)
Bank holding company debt securities	21,043	(899)	0	0	21,043	(899)
Obligations of states and political subdivisions:
Tax-exempt	104,057	(6,341)	1,719	(129)	105,776	(6,470)
Taxable	46,674	(3,692)	5,814	(704)	52,488	(4,396)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	98,253	(5,374)	3,737	(287)	101,990	(5,661)
Residential collateralized mortgage obligations	41,916	(1,764)	0	0	41,916	(1,764)
Commercial mortgage-backed securities	67,400	(4,568)	7,153	(963)	74,553	(5,531)
Total temporarily impaired available-for-sale debt securities	$420,649	$(24,357)	$29,786	$(3,219)	$450,435	$(27,576)

December 31, 2021	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$18,886	$(198)	$0	$0	$18,886	$(198)
Obligations of U.S. Government agencies	9,735	(264)	4,856	(144)	14,591	(408)
Bank holding company debt securities	12,969	(31)	0	0	12,969	(31)
Obligations of states and political subdivisions:
Tax-exempt	17,852	(141)	549	(7)	18,401	(148)
Taxable	31,261	(517)	3,277	(132)	34,538	(649)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	71,451	(572)	0	0	71,451	(572)
Residential collateralized mortgage obligations	15,117	(205)	0	0	15,117	(205)
Commercial mortgage-backed securities	52,867	(1,006)	0	0	52,867	(1,006)
Total temporarily impaired available-for-sale debt securities	$230,138	$(2,934)	$8,682	$(283)	$238,820	$(3,217)

Gross realized gains and losses from available-for-sale debt securities were as follows:

(In Thousands)	Three Months Ended
	March 31,	March 31,
	2022	2021
Gross realized gains from sales	$2	$0
Gross realized losses from sales	0	0
Net realized gains	$2	$0

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of March 31, 2022. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	March 31, 2022
	Amortized	Fair
	Cost	Value
Due in one year or less	$12,457	$12,483
Due from one year through five years	77,304	75,288
Due from five years through ten years	86,104	82,906
Due after ten years	134,556	126,530
Sub-total	310,421	297,207
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	112,122	106,568
Residential collateralized mortgage obligations	45,628	43,868
Commercial mortgage-backed securities	90,682	85,270
Total	$558,853	$532,913

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

Investment securities carried at $237,165,000 at March 31, 2022 and $241,428,000 at December 31, 2021 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements and Note 11 for information related to securities pledged against interest rate swap obligations.

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

A summary of information management considered in evaluating debt and equity securities for OTTI at March 31, 2022 is provided below.

Debt Securities

At March 31, 2022 and December 31, 2021, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. As reflected in the table above, the fair value of available-for-sale debt securities as of March 31, 2022 was lower than the amortized cost basis by $25,940,000, or 4.6%. In comparison, the aggregate unrealized gain position was $6,087,000 (1.2%) at December 31, 2021. The unrealized decrease in fair value of the portfolio in the first quarter 2022 was consistent with the significant increase in market interest rates that occurred during the period. Based on the results of the assessment, management believes there were no credit-related declines in fair value and that impairment of debt securities at March 31, 2022 and December 31, 2021 is temporary.

Equity Securities

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in other assets in the consolidated balance sheets, was $9,258,000 at March 31, 2022 and $9,313,000 at December 31, 2021. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at March 31, 2022 and December 31, 2021. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

The Corporation has a marketable equity security included in other assets in the consolidated balance sheets with a carrying value of $926,000 at March 31, 2022 and $971,000 at December 31, 2021, consisting exclusively of one mutual fund. There was an unrealized loss on the mutual fund of $45,000 at March 31, 2022 and $29,000 at December 31, 2021. Changes in the unrealized gains or losses on this security are included in other noninterest income in the consolidated statements of income.

6. LOANS

The loans receivable portfolio is segmented into commercial, residential mortgage and consumer loans. Loans outstanding at March 31, 2022 and December 31, 2021 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type

(In Thousands)

	March 31,	December 31,
	2022	2021
Commercial:
Commercial loans secured by real estate	$585,677	$569,840
Commercial and industrial	159,793	159,073
Paycheck Protection Program - 1st Draw	887	1,356
Paycheck Protection Program - 2nd Draw	11,490	25,508
Political subdivisions	81,975	81,301
Commercial construction and land	37,258	60,579
Loans secured by farmland	12,507	11,121
Multi-family (5 or more) residential	53,141	50,089
Agricultural loans	2,588	2,351
Other commercial loans	14,827	17,153
Total commercial	960,143	978,371
Residential mortgage:
Residential mortgage loans - first liens	481,119	483,629
Residential mortgage loans - junior liens	22,572	23,314
Home equity lines of credit	39,649	39,252
1-4 Family residential construction	16,945	23,151
Total residential mortgage	560,285	569,346
Consumer	17,762	17,132
Total	1,538,190	1,564,849
Less: allowance for loan losses	(14,271)	(13,537)
Loans, net	$1,523,919	$1,551,312

In the table above, outstanding loan balances are presented net of deferred loan origination fees, net, of $3,735,000 at March 31, 2022 and $4,427,000 at December 31, 2021.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. A provision in the CARES Act includes creation of the Paycheck Protection Program (“PPP”) through the Small Business Administration (“SBA”) and Treasury Department. Under the PPP, the Corporation, as an SBA-certified lender, provided SBA-guaranteed loans to small businesses to pay their employees, rent, mortgage interest, and utilities. PPP loans are forgiven subject to clients’ providing documentation evidencing their compliant use of funds and otherwise complying with the terms of the program.  Information related to PPP loans advanced pursuant to the CARES Act are labeled “1st Draw” within the tables.

On December 27, 2020, the President of the United States signed into law the Consolidated Appropriations Act, 2021 (the “CAA”), which includes provisions that broadly address additional COVID-19 responses and relief. Among the additional relief measures included are certain extensions to elements of the CARES Act, including extension of relief from troubled debt restructurings reporting established under Section 4013 of the CARES Act to 60 days after the date on which the national COVID-19 emergency terminates. The CAA also includes additional funding for the PPP with additional eligibility requirements for borrowers with generally the same loan terms as provided under the CARES Act. Information related to PPP loans advanced pursuant to the CAA are labeled “2nd Draw” within the tables.

The maximum term of PPP loans is five years. Most of the Corporation’s 1st Draw PPP loans have two-year terms, while 2nd Draw PPP loans have  five-year terms and the Corporation will be repaid sooner to the extent the loans are forgiven. The interest rate on PPP loans is 1%, and the Corporation has received fees from the SBA ranging between 1% and 5% per loan, depending on the size of the loan. Fees on PPP loans, net of origination costs and a market rate adjustment on acquired PPP loans, are recognized in interest income as a yield adjustment over the term of the loans.

As of March 31, 2022, the recorded investment in 1st Draw PPP loans was $887,000, including contractual principal balances of $905,000, reduced by net deferred origination fees of $18,000. The recorded investment in 2nd Draw PPP loans was $11,490,000, including contractual principal balances of $11,847,000 reduced by net deferred origination fees of $357,000. Interest and fees on PPP loans which are included in taxable interest and fees on loans in the unaudited consolidated statements of income totaled $575,000 in the three-month period ended March 31, 2022 and $1,998,000 in the three-month period ended March 31, 2021.

Acquired loans were initially recorded at fair value, with adjustments made to gross amortized cost based on movements in interest rates (market rate adjustment) and based on credit fair value adjustments on non-impaired loans and impaired loans. Subsequently, the Corporation has recognized amortization and accretion of a portion of the market rate adjustments and credit adjustments on non-impaired (performing) loans, and a partial recovery of purchased credit impaired (PCI) loans. For the three-month periods ended March 31, 2022 and 2021, adjustments to the initial market rate and credit fair value adjustments of performing loans were recognized as follows:

(In Thousands)	Three Months Ended
	March 31,	March 31,
	2022	2021
Market Rate Adjustment
Adjustments to gross amortized cost of loans at beginning of period	$(637)	$718
Amortization recognized in interest income	(248)	(366)
Adjustments to gross amortized cost of loans at end of period	$(885)	$352
Credit Adjustment on Non-impaired Loans
Adjustments to gross amortized cost of loans at beginning of period	$(3,335)	$(5,979)
Accretion recognized in interest income	553	797
Adjustments to gross amortized cost of loans at end of period	$(2,782)	$(5,182)

A summary of PCI loans held at March 31, 2022 and December 31, 2021 is as follows:

(In Thousands)	March 31,	December 31,
	2022	2021
Outstanding balance	$5,966	$9,802
Carrying amount	3,983	6,558

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In the three-month period ended March 31, 2022, the Corporation received repayments on PCI loans in excess of previous carrying amounts, resulting in income of $1,398,000. This amount is included in interest and fees on taxable loans in the unaudited consolidated statements of income. There was no corresponding income from repayments on PCI loans in the three-month period ended March 31, 2021.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of March 31, 2022 and December 31, 2021, management determined that no allowance for credit losses related to unfunded loan commitments was required.

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month periods ended March 31, 2022 and 2021 were as follows:

Three Months Ended March 31, 2022	December 31, 2021				March 31, 2022
(In Thousands)	Balance	Charge-offs	Recoveries	Provision (Credit)	Balance
Allowance for Loan Losses:
Commercial:
Commercial loans secured by real estate	$4,405	$0	$0	$612	$5,017
Commercial and industrial	2,723	(150)	0	268	2,841
Commercial construction and land	637	0	0	(246)	391
Loans secured by farmland	115	0	0	14	129
Multi-family (5 or more) residential	215	0	0	152	367
Agricultural loans	25	0	0	2	27
Other commercial loans	173	0	0	(23)	150
Total commercial	8,293	(150)	0	779	8,922
Residential mortgage:
Residential mortgage loans - first liens	3,650	0	1	159	3,810
Residential mortgage loans - junior liens	184	0	0	(3)	181
Home equity lines of credit	302	0	15	(11)	306
1-4 Family residential construction	202	0	0	(54)	148
Total residential mortgage	4,338	0	16	91	4,445
Consumer	235	(30)	7	25	237
Unallocated	671	0	0	(4)	667
Total Allowance for Loan Losses	$13,537	$(180)	$23	$891	$14,271

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Three Months Ended March 31, 2021	December 31, 2020				March 31, 2021
(In Thousands)	Balance	Charge-offs	Recoveries	Provision (Credit)	Balance
Allowance for Loan Losses:
Commercial:
Commercial loans secured by real estate	$3,051	$0	$0	$299	$3,350
Commercial and industrial	2,245	0	14	(72)	2,187
Commercial construction and land	454	0	0	22	476
Loans secured by farmland	120	0	0	(9)	111
Multi-family (5 or more) residential	236	0	0	19	255
Agricultural loans	34	0	0	(8)	26
Other commercial loans	168	0	0	(9)	159
Total commercial	6,308	0	14	242	6,564
Residential mortgage:
Residential mortgage loans - first liens	3,524	0	1	(18)	3,507
Residential mortgage loans - junior liens	349	0	0	(15)	334
Home equity lines of credit	281	0	1	(1)	281
1-4 Family residential construction	99	0	0	(21)	78
Total residential mortgage	4,253	0	2	(55)	4,200
Consumer	239	(11)	12	(20)	220
Unallocated	585	0	0	92	677
Total Allowance for Loan Losses	$11,385	$(11)	$28	$259	$11,661

For the three months ended March 31, 2022, the provision for loan losses was $891,000, an increase in expense of $632,000 as compared to $259,000 for the three months ended March 31, 2021. The first quarter 2022 provision included a net charge of $147,000 related to specific loans (net charge-offs of $157,000 offset by a net decrease in specific allowances on loans of $10,000), an increase of $748,000 in the collectively determined portion of the allowance and a decrease of $4,000 in the unallocated portion of the allowance. The increase in the collectively determined portion of the allowance reflected the impact of an increase in volume of commercial loans, excluding PPP loans. The first quarter 2021 provision included a net charge of $182,000 related to specific loans (increase in specific allowances on loans of $199,000, partially offset by net recoveries of $17,000), an increase of $92,000 in the unallocated portion of the allowance and a reduction of $15,000 attributable to decreases in the collectively determined portion of the allowance for loan losses.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of March 31, 2022 and December 31, 2021:

March 31, 2022					Purchased
(In Thousands)		Special			Credit
	Pass	Mention	Substandard	Doubtful	Impaired	Total
Commercial:
Commercial loans secured by real estate	$547,705	$18,000	$16,098	$0	$3,874	$585,677
Commercial and Industrial	144,864	11,030	3,860	0	39	159,793
Paycheck Protection Program - 1st Draw	887	0	0	0	0	887
Paycheck Protection Program - 2nd Draw	11,490	0	0	0	0	11,490
Political subdivisions	81,975	0	0	0	0	81,975
Commercial construction and land	36,496	714	48	0	0	37,258
Loans secured by farmland	11,319	287	901	0	0	12,507
Multi-family (5 or more) residential	52,274	0	867	0	0	53,141
Agricultural loans	2,054	0	534	0	0	2,588
Other commercial loans	14,826	1	0	0	0	14,827
Total commercial	903,890	30,032	22,308	0	3,913	960,143
Residential Mortgage:
Residential mortgage loans - first liens	466,862	7,548	6,640	0	69	481,119
Residential mortgage loans - junior liens	22,182	57	332	0	1	22,572
Home equity lines of credit	38,961	59	629	0	0	39,649
1-4 Family residential construction	16,945	0	0	0	0	16,945
Total residential mortgage	544,950	7,664	7,601	0	70	560,285
Consumer	17,713	0	49	0	0	17,762
Totals	$1,466,553	$37,696	$29,958	$0	$3,983	$1,538,190

December 31, 2021					Purchased
(In Thousands)		Special			Credit
	Pass	Mention	Substandard	Doubtful	Impaired	Total
Commercial:
Commercial loans secured by real estate	$538,966	$10,510	$16,220	$0	$4,144	$569,840
Commercial and Industrial	142,775	10,841	4,694	0	763	159,073
Paycheck Protection Program - 1st Draw	1,356	0	0	0	0	1,356
Paycheck Protection Program - 2nd Draw	25,508	0	0	0	0	25,508
Political subdivisions	81,301	0	0	0	0	81,301
Commercial construction and land	59,816	715	48	0	0	60,579
Loans secured by farmland	10,011	186	924	0	0	11,121
Multi-family (5 or more) residential	47,638	0	873	0	1,578	50,089
Agricultural loans	1,802	0	549	0	0	2,351
Other commercial loans	17,150	3	0	0	0	17,153
Total commercial	926,323	22,255	23,308	0	6,485	978,371
Residential Mortgage:
Residential mortgage loans - first liens	469,044	7,981	6,534	0	70	483,629
Residential mortgage loans - junior liens	22,914	114	283	0	3	23,314
Home equity lines of credit	38,652	59	541	0	0	39,252
1-4 Family residential construction	23,151	0	0	0	0	23,151
Total residential mortgage	553,761	8,154	7,358	0	73	569,346
Consumer	17,092	0	40	0	0	17,132
Totals	$1,497,176	$30,409	$30,706	$0	$6,558	$1,564,849

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of March 31, 2022 and December 31, 2021.

March 31, 2022	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Commercial:
Commercial loans secured by real estate	$10,593	$575,084	$585,677	$658	$4,359	$5,017
Commercial and industrial	664	159,129	159,793	72	2,769	2,841
Paycheck Protection Program - 1st Draw	0	887	887	0	0	0
Paycheck Protection Program - 2nd Draw	0	11,490	11,490	0	0	0
Political subdivisions	0	81,975	81,975	0	0	0
Commercial construction and land	48	37,210	37,258	0	391	391
Loans secured by farmland	82	12,425	12,507	0	129	129
Multi-family (5 or more) residential	0	53,141	53,141	0	367	367
Agricultural loans	60	2,528	2,588	0	27	27
Other commercial loans	0	14,827	14,827	0	150	150
Total commercial	11,447	948,696	960,143	730	8,192	8,922
Residential mortgage:
Residential mortgage loans - first liens	523	480,596	481,119	0	3,810	3,810
Residential mortgage loans - junior liens	35	22,537	22,572	0	181	181
Home equity lines of credit	0	39,649	39,649	0	306	306
1-4 Family residential construction	0	16,945	16,945	0	148	148
Total residential mortgage	558	559,727	560,285	0	4,445	4,445
Consumer	0	17,762	17,762	0	237	237
Unallocated						667

Total	$12,005	$1,526,185	$1,538,190	$730	$12,874	$14,271

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2021	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Commercial:
Commercial loans secured by real estate	$10,926	$558,914	$569,840	$669	$3,736	$4,405
Commercial and industrial	2,503	156,570	159,073	71	2,652	2,723
Paycheck Protection Program - 1st Draw	0	1,356	1,356	0	0	0
Paycheck Protection Program - 2nd Draw	0	25,508	25,508	0	0	0
Political subdivisions	0	81,301	81,301	0	0	0
Commercial construction and land	0	60,579	60,579	0	637	637
Loans secured by farmland	83	11,038	11,121	0	115	115
Multi-family (5 or more) residential	1,578	48,511	50,089	0	215	215
Agricultural loans	0	2,351	2,351	0	25	25
Other commercial loans	0	17,153	17,153	0	173	173
Total commercial	15,090	963,281	978,371	740	7,553	8,293
Residential mortgage:
Residential mortgage loans - first liens	630	482,999	483,629	0	3,650	3,650
Residential mortgage loans - junior liens	14	23,300	23,314	0	184	184
Home equity lines of credit	0	39,252	39,252	0	302	302
1-4 Family residential construction	0	23,151	23,151	0	202	202
Total residential mortgage	644	568,702	569,346	0	4,338	4,338
Consumer	0	17,132	17,132	0	235	235
Unallocated						671

Total	$15,734	$1,549,115	$1,564,849	$740	$12,126	$13,537

Summary information related to impaired loans at March 31, 2022 and December 31, 2021 is provided in the table immediately below.

(In Thousands)	March 31, 2022			December 31, 2021
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Commercial loans secured by real estate	$6,253	$4,137	$0	$6,600	$4,458	$0
Commercial and industrial	3,199	592	0	5,213	2,431	0
Residential mortgage loans - first liens	637	523	0	656	630	0
Residential mortgage loans - junior liens	142	35	0	124	14	0
Loans secured by farmland	82	82	0	83	83	0
Agricultural loans	60	60	0	0	0	0
Construction and other land loans	48	48	0	0	0	0
Multi-family (5 or more) residential	0	0	0	2,734	1,578	0
Total with no related allowance recorded	10,421	5,477	0	15,410	9,194	0

With a related allowance recorded:
Commercial loans secured by real estate	6,456	6,456	658	6,468	6,468	668
Commercial and industrial	72	72	72	72	72	72
Total with a related allowance recorded	6,528	6,528	730	6,540	6,540	740
Total	$16,949	$12,005	$730	$21,950	$15,734	$740

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The average balance of impaired loans, excluding purchased credit impaired loans, and interest income recognized on these impaired loans is as follows:

(In Thousands)			Interest Income Recognized on
	Average Investment in Impaired Loans		Impaired Loans on a Cash Basis
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Commercial:
Commercial loans secured by real estate	$10,735	$12,203	$129	$143
Commercial and industrial	1,626	1,082	4	12
Commercial construction and land	48	49	1	1
Loans secured by farmland	82	84	0	1
Multi-family (5 or more) residential	789	1,596	0	61
Agricultural loans	63	69	2	2
Total commercial	13,343	15,083	136	220
Residential mortgage:
Residential mortgage loans - first lien	565	2,451	7	37
Residential mortgage loans - junior lien	37	437	1	5
Home equity lines of credit	0	18	1	0
Total residential mortgage	602	2,906	9	42
Total	$13,945	$17,989	$145	$262

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	March 31, 2022		December 31, 2021
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial:
Commercial loans secured by real estate	$1,217	$10,593	$738	$10,885
Commercial and industrial	788	376	30	2,299
Commercial construction and land	0	47	0	48
Loans secured by farmland	0	81	28	83
Multi-family (5 or more) residential	0	0	0	1,578
Agricultural loans	60	0	65	0
Total commercial	2,065	11,097	861	14,893
Residential mortgage:
Residential mortgage loans - first liens	1,139	3,638	1,144	4,005
Residential mortgage loans - junior liens	76	2	69	3
Home equity lines of credit	102	167	102	82
Total residential mortgage	1,317	3,807	1,315	4,090
Consumer	47	41	43	16
Totals	$3,429	$14,945	$2,219	$18,999

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual. PCI loans with a total recorded investment of $3,983,000 at March 31, 2022 and $6,558,000 at December 31, 2021 are classified as nonaccrual.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The table below presents a summary of the contractual aging of loans as of March 31, 2022 and December 31, 2021. Loans modified under the Corporation’s program designed to work with clients impacted by COVID-19 are included in the current and past due less than 30 days category in the table that follows.

(In Thousands)	As of March 31, 2022				As of December 31, 2021
	Current &				Current &
	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Commercial:
Commercial loans secured by real estate	$579,837	$192	$5,648	$585,677	$563,658	$762	$5,420	$569,840
Commercial and industrial	159,613	75	105	159,793	158,188	72	813	159,073
Paycheck Protection Program - 1st Draw	145	0	742	887	1,339	17	0	1,356
Paycheck Protection Program - 2nd Draw	11,490	0	0	11,490	25,508	0	0	25,508
Political subdivisions	81,975	0	0	81,975	81,301	0	0	81,301
Commercial construction and land	37,083	128	47	37,258	60,509	70	0	60,579
Loans secured by farmland	12,426	0	81	12,507	11,010	0	111	11,121
Multi-family (5 or more) residential	53,141	0	0	53,141	48,532	0	1,557	50,089
Agricultural loans	2,528	0	60	2,588	2,279	7	65	2,351
Other commercial loans	14,827	0	0	14,827	17,153	0	0	17,153
Total commercial	953,065	395	6,683	960,143	969,477	928	7,966	978,371

Residential mortgage:
Residential mortgage loans - first liens	473,710	5,142	2,267	481,119	475,637	5,038	2,954	483,629
Residential mortgage loans - junior liens	22,457	39	76	22,572	23,229	16	69	23,314
Home equity lines of credit	39,314	233	102	39,649	38,830	279	143	39,252
1-4 Family residential construction	16,945	0	0	16,945	23,151	0	0	23,151
Total residential mortgage	552,426	5,414	2,445	560,285	560,847	5,333	3,166	569,346
Consumer	17,626	48	88	17,762	17,001	72	59	17,132
Totals	$1,523,117	$5,857	$9,216	$1,538,190	$1,547,325	$6,333	$11,191	$1,564,849

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at March 31, 2022 and December 31, 2021 is as follows:

(In Thousands)	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
March 31, 2022 Nonaccrual Totals	$7,169	$1,989	$5,787	$14,945
December 31, 2021 Nonaccrual Totals	$8,800	$1,227	$8,972	$18,999

Loans whose terms are modified are classified as troubled debt restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at March 31, 2022 and December 31, 2021 is as follows:

(In Thousands)	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
March 31, 2022 Totals	$243	$36	$60	$3,894	$4,233
December 31, 2021 Totals	$248	$40	$65	$5,452	$5,805

At March 31, 2022 and December 31, 2021, there were no commitments to loan additional funds to borrowers whose loans have been classified as TDRs.

TDRs that occurred during the three-month periods ended March 31, 2022 and 2021 are as follows:

(Balances in Thousands)	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Residential mortgage - first liens,
Reduced monthly payments and extended maturity date	0	$0	1	$12
Consumer,
Reduced monthly payments and extended maturity date	0	0	1	24
Total	0	$0	2	$36

In the three-month periods ended March 31, 2022 and 2021, defaults on loans for which modifications that were considered to be TDR and were entered into within the previous 12 months are summarized as follows:

(Balances in Thousands)	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Number		Number
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Commercial loans secured by real estate	0	$0	1	$3,392
Total	0	$0	1	$3,392

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in foreclosed assets held for sale in the unaudited consolidated balance sheets) is as follows:

(In Thousands)	March 31,	December 31,
	2022	2021
Foreclosed residential real estate	$256	$256

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	March 31,	December 31,
	2022	2021
Residential real estate in process of foreclosure	$1,547	$1,260

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Information related to core deposit intangibles is as follows:

(In Thousands)	March 31,	December 31,
	2022	2021
Gross amount	$6,639	$6,639
Accumulated amortization	(3,433)	(3,323)
Net	$3,206	$3,316

Amortization expense related to core deposit intangibles is included in other noninterest expense in the consolidated statements of income, as follows:

(In Thousands)	Three Months Ended
	March 31,	March 31,
	2022	2021
Amortization expense	$110	$134

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. At March 31, 2022 and December 31, 2021, the net carrying value of goodwill was $52,505,000.

8. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	March 31,	December 31,
	2022	2021
FHLB-Pittsburgh borrowings	$0	$0
Customer repurchase agreements	2,357	1,803
Total short-term borrowings	$2,357	$1,803

The Corporation had available credit with other correspondent banks totaling $45,000,000 at March 31, 2022 and December 31, 2021. These lines of credit are primarily unsecured. No amounts were outstanding at March 31, 2022 or December 31, 2021.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At March 31, 2022, the Corporation had available credit in the amount of $12,429,000 on this line with no outstanding advances. At December 31, 2021, the

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Corporation had available credit in the amount of $13,642,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with a carrying value of $12,817,000 at March 31, 2022 and $14,034,000 at December 31, 2021.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10%at March 31, 2022 and December 31, 2021. The carrying value of the underlying securities was $2,380,000 at March 31, 2022 and $1,820,000 at December 31, 2021.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $1,077,215,000 at March 31, 2022 and $1,046,242,000 at December 31, 2021. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in other assets in the consolidated balance sheets) were $9,258,000 at March 31, 2022 and $9,313,000 at December 31, 2021. The Corporation’s total credit facility with FHLB-Pittsburgh was $757,811,000 at March 31, 2022, including an unused (available) amount of $731,429,000. At December 31, 2021, the Corporation’s total credit facility with FHLB-Pittsburgh was $756,868,000, including an unused (available) amount of $723,557,000.

At March 31, 2022 and December 31, 2021, there were no overnight borrowings or short-term advances from FHLB-Pittsburgh.

LONG-TERM BORROWINGS – FHLB ADVANCES

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	March 31,	December 31,
	2022	2021
Loans maturing in 2022 with a weighted-average rate of 0.58%	$8,050	$15,452
Loans maturing in 2023 with a weighted-average rate of 0.73%	7,093	7,119
Loan maturing in 2024 with a rate of 0.75%	5,090	5,099
Loan maturing in 2025 with a rate of 4.91%	348	372
Total long-term FHLB-Pittsburgh borrowings	$20,581	$28,042

Note: Weighted-average rates are presented as of March 31, 2022.

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

The Senior Notes were recorded, net of debt issuance costs of $337,000, at an initial carrying amount of $14,663,000. Debt issuance costs are amortized over the term of the Senior Notes as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Senior Notes totaling $16,000 in the first quarter 2022 was included in interest expense in the unaudited consolidated statements of income.

At March 31, 2022 and December 31, 2021, outstanding Senior Notes are as follows:

(In Thousands)	March 31,	December 31,
	2022	2021
Senior Notes with an aggregate par value of $15,000,000; bearing interest at 2.75% with an effective interest rate of 3.23%; maturing in June 2026	$14,717	$14,701
Total carrying value	$14,717	$14,701

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

The Subordinated Notes were recorded, net of debt issuance costs of $563,000, at an initial carrying amount of $24,437,000. Debt issuance costs are amortized through June 1, 2026 as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Subordinated Notes totaling $26,000 in the first quarter 2022 was included in interest expense in the unaudited consolidated statements of income.

At March 31, 2022 and December 31, 2021, the carrying amounts of subordinated debt agreements are as follows:

(In Thousands)	March 31,	December 31,
	2022	2021
Agreements with an aggregate par value of $6,500,000; bearing interest at 6.50%; maturing in April 2027 and redeemed at par in April 2022	$6,500	$6,500
Agreement with a par value of $2,000,000; bearing interest at 6.50% with an effective interest rate of 5.60%; maturing in July 2027 and redeemable at par in July 2022	2,004	2,008
Agreements with a par value of $25,000,000; bearing interest at 3.25% with an effective interest rate of 3.74%; maturing in June 2031 and redeemable at par in June 2026	24,527	24,501
Total carrying value	$33,031	$33,009

9. STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of officers and an Independent Directors Stock Incentive Plan. The 2022 restricted stock awards under the Stock Incentive Plan vest ratably over three years, and the 2022 restricted stock issued under the Independent Directors Stock Incentive Plan vests over one year. Following is a summary of restricted stock awards granted in the three-month period ended March 31, 2022:

(Dollars in Thousands)		Aggregate
		Grant
		Date
	Number of	Fair
	Shares	Value
1st quarter 2022 awards:
Time-based awards to independent directors	9,588	$240
Time-based awards to employees	51,638	1,293
Performance-based awards to employees	17,017	426
Total	78,243	$1,959

Compensation cost related to restricted stock is recognized based on the fair value of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. Total annual stock-based compensation for the year ending December 31, 2022 is estimated

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

to total $1,622,000. Total stock-based compensation expense attributable to restricted stock awards amounted to $368,000 in the first quarter 2022 and $341,000 in the first quarter 2021.

10. CONTINGENCIES

In the normal course of business, the Corporation is subject to pending and threatened litigation in which claims for monetary damages are asserted. In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of these legal proceedings.

11. DERIVATIVE FINANCIAL INSTRUMENTS

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

The aggregate notional amount of interest rate swaps was $122,138,000 at March 31, 2022 and $123,904,000 at December 31, 2021. There were no interest rate swaps originated in the first quarter 2022 or first quarter 2021. There were no gross amounts of interest rate swap-related assets and liabilities not offset in the consolidated balance sheets at March 31, 2022. The net impact on the consolidated statements of income from interest rate swaps was a reduction in interest income on loans of $317,000 in the first quarter 2022 as compared to a reduction in interest income on loans of $338,000 in the first quarter 2021.

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the consolidated balance sheets at March 31, 2022 and December 31, 2021:

(In Thousands)	At March 31, 2022				At December 31, 2021
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
	Amount	Value (1)	Amount	Value (2)	Amount	Value (1)	Amount	Value (2)
Interest rate swap agreements	$61,069	$137	$61,069	$137	$61,547	$3,104	$61,547	$3,104

(1)	Included in other assets in the consolidated balance sheets.
(2)	Included in accrued interest and other liabilities in the consolidated balance sheets.

The Corporation’s agreement with its derivative counterparty provides that if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. Further, if the Corporation were to fail to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements. Available-for-sale securities with a carrying value of $3,965,000 were pledged as collateral against the Corporation’s obligations related to the interest rate swaps at March 31, 2022.

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

At March 31, 2022 and December 31, 2021, assets and liabilities measured at fair value and the valuation methods used are as follows:

	March 31, 2022
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$36,494	$0	$0	$36,494
Obligations of U.S. Government agencies	0	23,408	0	23,408
Bank holding company debt securities	0	24,043	0	24,043
Obligations of states and political subdivisions:
Tax-exempt	0	143,633	0	143,633
Taxable	0	69,629	0	69,629
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	106,568	0	106,568
Residential collateralized mortgage obligations	0	43,868	0	43,868
Commercial mortgage-backed securities	0	85,270	0	85,270
Total available-for-sale debt securities	36,494	496,419	0	532,913
Marketable equity security	926	0	0	926
Servicing rights	0	0	2,429	2,429
Interest rate swap agreements, assets	0	137	0	137
Total recurring fair value measurements, assets	$37,420	$496,556	$2,429	$536,405

Recurring fair value measurements, liabilities,
Interest rate swap agreements, liabilities	$0	$137	$0	$137

Nonrecurring fair value measurements, assets:
Impaired loans, net	$0	$0	$5,798	$5,798
Foreclosed assets held for sale	0	0	531	531
Total nonrecurring fair value measurements, assets	$0	$0	$6,329	$6,329

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	December 31, 2021
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$24,912	$0	$0	$24,912
Obligations of U.S. Government agencies	0	24,091	0	24,091
Bank holding company debt securities	0	17,987	0	17,987
Obligations of states and political subdivisions:
Tax-exempt	0	148,028	0	148,028
Taxable	0	72,765	0	72,765
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	98,181	0	98,181
Residential collateralized mortgage obligations	0	44,247	0	44,247
Commercial mortgage-backed securities	0	87,468	0	87,468
Total available-for-sale debt securities	24,912	492,767	0	517,679
Marketable equity security	971	0	0	971
Servicing rights	0	0	2,329	2,329
Interest rate swap agreements, assets	0	3,104	0	3,104
Total recurring fair value measurements, assets	$25,883	$495,871	$2,329	$524,083

Recurring fair value measurements, liabilities,
Interest rate swap agreements, liabilities	$0	$3,104	$0	$3,104

Nonrecurring fair value measurements, assets:
Impaired loans, net	$0	$0	$5,800	$5,800
Foreclosed assets held for sale	0	0	684	684
Total nonrecurring fair value measurements, assets	$0	$0	$6,484	$6,484

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2022 and December 31, 2021, quantitative information regarding valuation techniques and the significant unobservable inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	3/31/2022	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		3/31/2022
Servicing rights	$2,429	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	193.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/2021	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2021
Servicing rights	$2,329	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	209.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

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

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended
	March 31, 2022	March 31, 2021
Servicing rights balance, beginning of period	$2,329	$1,689
Originations of servicing rights	98	192
Unrealized gain included in earnings	2	75
Servicing rights balance, end of period	$2,429	$1,956

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

At March 31, 2022 and December 31, 2021, quantitative information regarding valuation techniques and the significant unobservable inputs used for nonrecurring fair value measurements using Level 3 methodologies are as follows:

(Dollars In Thousands)						Weighted
		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	3/31/2022	3/31/2022	3/31/2022	Technique	Inputs	3/31/2022

Impaired loans:
Commercial:
Commercial loans secured by real estate	$6,456	$658	$5,798	Sales comparison	Discount to appraised value	27%
Commercial and industrial	72	72	0	Liquidation of assets	Discount to appraised value	100%
Total impaired loans	$6,528	$730	$5,798
Foreclosed assets held for sale - real estate:
Commercial real estate	$275	$0	$275	Sales comparison	Discount to appraised value	50%
Residential (1-4 family)	256	0	256	Sales comparison	Discount to appraised value	53%
Total foreclosed assets held for sale	$531	$0	$531

(Dollars In Thousands)						Weighted
		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2021	12/31/2021	12/31/2021	Technique	Inputs	12/31/2021

Impaired loans:
Commercial:
Commercial loans secured by real estate	$6,468	$668	$5,800	Sales comparison	Discount to appraised value	27%
Commercial and industrial	72	72	0	Liquidation of assets	Discount to appraised value	100%
Total impaired loans	$6,540	$740	$5,800
Foreclosed assets held for sale - real estate:
Commercial real estate	$428	$0	$428	Sales comparison	Discount to appraised value	50%
Residential (1-4 family)	256	0	256	Sales comparison	Discount to appraised value	53%
Total foreclosed assets held for sale	$684	$0	$684

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	March 31, 2022		December 31, 2021
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$105,246	$105,246	$95,848	$95,848
Certificates of deposit	Level 2	9,100	8,911	9,100	9,142
Restricted equity securities (included in Other Assets)	Level 2	9,508	9,508	9,562	9,562
Loans, net	Level 3	1,523,919	1,533,430	1,551,312	1,573,955
Accrued interest receivable	Level 2	7,507	7,507	7,235	7,235

Financial liabilities:
Deposits with no stated maturity	Level 2	1,691,457	1,691,457	1,639,167	1,639,167
Time deposits	Level 2	269,495	269,902	285,893	286,962
Short-term borrowings	Level 2	2,357	1,956	1,803	1,603
Long-term borrowings	Level 2	20,581	20,518	28,042	28,347
Senior debt	Level 2	14,717	14,429	14,701	15,016
Subordinated debt	Level 2	33,031	30,293	33,009	33,171
Accrued interest payable	Level 2	633	633	205	205

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in this quarterly report on Form 10-Q are forward-looking statements. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the Corporation) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements, which are not historical facts, are based on certain assumptions and describe future plans, business objectives and expectations, and are generally identifiable by the use of words such as, "should", “likely”, "expect", “plan”, "anticipate", “target”, “forecast”, and “goal”. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond management’s control and could cause results to differ materially from those expressed or implied by such forward-looking statements. Factors which could have a material, adverse impact on the operations and future prospects of the Corporation include, but are not limited to, the following:

●	changes in monetary and fiscal policies of the Federal Reserve Board and the U.S. Government, particularly related to changes in interest rates
●	changes in general economic conditions
●	the Corporation’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses
●	the effect of the novel coronavirus (COVID-19) and related events
●	legislative or regulatory changes
●	downturn in demand for loan, deposit and other financial services in the Corporation’s market area
●	increased competition from other banks and non-bank providers of financial services
●	technological changes and increased technology-related costs
●	information security breach or other technology difficulties or failures
●	changes in accounting principles, or the application of generally accepted accounting principles
●	failure to achieve merger-related synergies and difficulties in integrating the business and operations of acquired institutions

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

EARNINGS OVERVIEW

First quarter 2022 net income was $6,895,000, or $0.44 per diluted share. In comparison, first quarter 2021 net income was $8,787,000, or $0.55 per diluted share. Significant variances were as follows:

●	First quarter 2022 net interest income of $20,332,000 was $249,000 higher than the first quarter 2021 total. Total interest and fees on loans included $1,398,000 from repayments received on purchased credit impaired loans in excess of previous carrying amounts with no comparable income in the first quarter 2021. Interest and fees on PPP loans totaled $575,000 in the first quarter 2022, a decrease of $1,423,000 compared to the first quarter 2021 amount. Interest income from available-for-sale debt securities, on a fully taxable-equivalent basis, increased $960,000 in the first quarter 2022 as compared to the first quarter 2021, as the average balance (at amortized cost) of available-for-sale debt securities increased $199.4 million. Accretion and amortization of purchase accounting adjustments had a net positive impact on net interest income of $450,000 in the first quarter 2022 as compared to a net positive impact of $952,000 in the first quarter 2021. Average outstanding loans decreased $86.7 million, including a reduction in average PPP loans of $119.7 million, and average total deposits increased $100.6 million (5.5%). The net interest margin for the first quarter 2022 was 3.86% as compared to 4.00% for the first quarter 2021. The average yield on earning assets of 4.13% was down 0.20% from the first quarter 2021, while the average rate on interest-bearing liabilities of 0.40% in the first quarter 2022 was 0.07% lower than the comparable first quarter 2021 average rate.
●	The provision for loan losses was $891,000 in the first quarter 2022 as compared to $259,000 in the first quarter 2021. The first quarter 2022 provision included a net charge of $147,000 related to specific loans (net charge-offs of $157,000 offset by a net decrease in specific allowances on loans of $10,000), an increase of $748,000 in the collectively determined portion of the allowance and a decrease of $4,000 in the unallocated portion of the allowance. The increase in the collectively determined

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

portion of the allowance reflected the impact of an increase in volume of commercial loans, excluding PPP loans. The first quarter 2021 provision included a net charge of $182,000 related to specific loans (increase in specific allowances on loans of $199,000, partially offset by net recoveries of $17,000), an increase of $92,000 in the unallocated portion of the allowance and a reduction of $15,000 attributable to decreases in the collectively determined portion of the allowance for loan losses.
●	Noninterest income for the first quarter 2022 was down $959,000 from the first quarter 2021 total. Significant variances included the following:
o	Other noninterest income of $588,000 decreased $884,000 from the first quarter 2021 total. There was no income from tax credits in the first quarter 2022 compared to $765,000 in the first quarter 2021. In 2022, the Corporation will make PA Educational Improvement Tax Credit Program donations in the second quarter comparable to total donations made in the first quarter 2021, generating tax credits in 2022 comparable to the first quarter 2021.
o	Net gains from sales of loans of $382,000 decreased $682,000 from the first quarter 2021 total, as the volume of residential mortgage loans sold in the first quarter 2022 was down from the first quarter 2021 level.
o	Service charges on deposit accounts of $1,235,000 increased $220,000 from the first quarter 2021 total, as the volume of consumer and business overdraft and other activity increased.
o	Brokerage and insurance revenue of $522,000 increased $196,000 from the first quarter 2021 total, due to commissions on higher transaction volume.
o	Trust revenue of $1,786,000 increased $160,000 from the first quarter 2021 total, reflecting the impact of growth in trust assets under management.
●	Noninterest expense increased $1,177,000 in the first quarter 2022 over the first quarter 2021 amount. Significant variances included the following:
o	Salaries and employee benefits of $10,607,000 increased $1,712,000 from the first quarter 2021 total, including an increase in base salaries expense of $1,018,000. In addition to the impact of merit-based salary increases, the number of employees increased, reflecting expansion of the Southcentral PA market with the opening of an office in Lancaster as well as additions to staffing for information technology (IT), human resources and other functions. In total, the number of full-time equivalent employees (FTEs) increased 5.2% to 403 in the first quarter 2022 as compared to the first quarter 2021. Additional increases include $241,000 due to a lower proportion of payroll costs capitalized (added to the carrying value of loans) due to the high volume of PPP loans originated in 2021 and an increase in health care expense of $183,000 due to higher claims on the Corporation’s partially self-insured plan.
o	Data processing and telecommunications expense of $1,623,000 increased $243,000 from the first quarter 2021 total, including the impact of increases in software licensing and maintenance costs as well as costs related to enhancements of data management capabilities.
o	Net occupancy and equipment expense of $1,411,000 increased $107,000 from the first quarter 2021 total, including computer supplies and repairs and maintenance related to IT and Digital departments and increases related to a new branch location in Lancaster, PA.
o	Other noninterest expense of $1,884,000 decreased $871,000 from the first quarter 2021 total. Within this category, significant variances included the following:
●	Donations expense totaled $29,000 in the first quarter 2022, down $785,000 from the first quarter 2021. As noted above, donations of approximately $800,000 related to the PA Educational Improvement Tax Credit Program will be made in the second quarter 2022, comparable to donations made in the first quarter 2021.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	The allowance for SBA claim adjustments decreased, reflecting more favorable claim results than previously estimated, resulting in a reduction in expense of $242,000 in the first quarter 2022 with no comparable amount in the first quarter 2021.
●	The income tax provision of $1,483,000, or 17.7% of pre-tax income for the first quarter 2022 decreased $627,000 from $2,110,000, or 19.4% of pre-tax income for the first quarter 2021, reflecting lower pre-tax income.

More detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of Management’s Discussion and Analysis.

TABLE I – QUARTERLY FINANCIAL DATA

(Dollars In Thousands,	For the Three Months Ended :
Except Per Share Data)	March 31,	December 31,	September 30,	June 30,	March 31,
(Unaudited)	2022	2021	2021	2021	2021
Interest income	$21,773	$21,246	$21,073	$20,428	$21,754
Interest expense	1,441	1,530	1,614	1,747	1,671
Net interest income	20,332	19,716	19,459	18,681	20,083
Provision for loan losses	891	1,128	1,530	744	259
Net interest income after provision for loan losses	19,441	18,588	17,929	17,937	19,824
Noninterest income	5,823	6,415	6,382	6,302	6,782
Noninterest expense	16,886	16,018	15,346	15,399	15,709
Income before income tax provision	8,378	8,985	8,965	8,840	10,897
Income tax provision	1,483	1,677	1,566	1,780	2,110
Net income	$6,895	$7,308	$7,399	$7,060	$8,787
Net income attributable to common shares	$6,835	$7,256	$7,336	$6,999	$8,722
Basic earnings per common share	$0.44	$0.46	$0.47	$0.44	$0.55
Diluted earnings per common share	$0.44	$0.46	$0.47	$0.44	$0.55

CRITICAL ACCOUNTING POLICIES

The presentation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

Allowance for Loan Losses – A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. Management believes the allowance for loan losses is adequate and reasonable. Note 6 to the unaudited consolidated financial statements provides an overview of the process management uses for evaluating and determining the allowance for loan losses, and additional discussion of the allowance for loan losses is provided in a separate section later in Management’s Discussion and Analysis. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month periods ended March 31, 2022 and 2021. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

Three-Month Periods Ended March 31, 2022 and 2021

For the three-month periods, fully taxable equivalent net interest income was $20,634,000 in 2022, which was $278,000 (1.4%) higher than in 2021. Interest income in the first quarter was $22,075,000 which was $48,000 higher in 2022 as compared to 2021, while interest expense was lower by $230,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.86% in 2022 as compared to 4.00% in 2021, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) decreased to 3.73% in 2022 from 3.86% in 2021. The average yield on earning assets of 4.13% was 0.20% lower in 2022 as compared to 2021, and the average rate on interest- bearing liabilities of 0.40% in 2022 was 0.07% lower.

Income from purchase accounting-related adjustments in the first quarter 2022 had a positive effect on net interest income of $450,000, including an increase in income on loans of $305,000 and net reductions in interest expense on time deposits and borrowed funds totaling $145,000. The positive impact to the first quarter 2022 net interest margin from purchase accounting adjustments was 0.08%. In comparison, the positive impact of purchase accounting adjustments to the first quarter 2021 net interest margin was $952,000, or 0.19%.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $22,075,000 in 2022, an increase of $48,000 from 2021.

Interest and fees from loans receivable decreased $922,000 in 2022 as compared to 2021. Interest and fees on PPP loans totaled $575,000 in the first quarter 2022, a decrease of $1,423,000 from the first quarter 2021, as previously deferred fees were recognized in income upon the SBA’s repayment of loans based on forgiveness of the underlying borrowers. In the first quarter 2022, total interest and fees on loans included $1,398,000 from repayments received on purchased credit impaired loans in excess of previous carrying amounts with no comparable income in the first quarter 2021.

Average outstanding loans receivable decreased $86,725,000 (5.3%) to $1,547,861,000 in 2022 from $1,634,586,000 in 2021, including a reduction in average PPP loans of $119,715,000. Average total loans outstanding, excluding PPP loans, increased $32,990,000 (2.2%).

The average yield on loans in the first quarter 2022 was 5.01%, up from 4.97% in the first quarter 2021. The average yield on loans included the positive impact of the income on PCI loans in the first quarter 2022 and the comparatively high yield on PPP loans in both quarters.

Interest income from available-for-sale debt securities increased $960,000 in 2022 from 2021. Total average available-for-sale debt securities (at amortized cost) increased to $534,635,000 in 2022 from $335,265,000 in 2021. The increase in available-for-sale debt securities reflects the investment of otherwise excess cash. The average yield on available-for-sale debt securities was 2.18% for 2022, down from 2.32% in 2021.

Income from interest-bearing due from banks totaled $67,000 in 2022, an increase of $17,000 from 2021. The average yield on interest-bearing due from banks was 0.32% in 2022 and 0.22% in 2021. The average balance of interest-bearing due from banks was $84,115,000 in the first quarter 2022 as compared to $92,619,000 in the first quarter 2021. Within this category, the largest asset balance in 2022 and 2021 has been interest-bearing deposits held with the Federal Reserve.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

For the three-month periods, interest expense decreased $230,000 to $1,441,000 in 2022 from $1,671,000 in 2021. Interest expense on deposits decreased $368,000, as the average rate on interest-bearing deposits decreased to 0.26% in 2022 from 0.38% in 2021. The decrease in average rates on deposits includes decreases of 0.19% on time deposits, 0.08% on money market accounts, and 0.06% on interest checking accounts. The change in mix of deposits also contributed to the reduction in average rate, as time deposits fell to 14.4% of average total deposits in the first quarter 2022 from 20.2% in the first quarter 2021.

Average total deposits increased $100,569,000 (5.5%) to $1,931,681,000 in the first quarter 2022 from $1,831,112,000 in the first quarter 2021. The increase in average deposits includes the impact of PPP-related activity and funding from other government stimulus programs.

Interest expense on short-term borrowings in the first quarter 2022 was $1,000 as compared to $15,000 in 2021. The average balance of short-term borrowings decreased to $1,746,000 in 2022 from $14,365,000 in 2021. The average rate on short-term borrowings was 0.23% in 2021 compared to 0.42% in 2021.

Interest expense on long-term borrowings (FHLB advances) decreased $85,000 to $49,000 in 2022 from $134,000 in 2021. The average balance of long-term borrowings was $26,102,000 in 2022, down from an average balance of $52,847,000 in 2021. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations. The average rate on long-term borrowings was 0.76% in 2022 compared to 1.03% in 2021.

Interest expense on senior notes issued in May 2021 totaled $118,000 in the first quarter 2022. The average balance of the senior notes was $14,709,000 in the first quarter of 2022 at an average rate of 3.25%.

Interest expense on subordinated debt increased $119,000 to $363,000 in 2022 from $244,000 in 2021. The average balance of subordinated debt increased to $32,948,000 in 2022 from $16,543,000 in 2021, reflecting the net impact of a new issue of subordinated debt of $24,437,000, net, at an effective rate of 3.74% in May 2021 and the redemption of subordinated notes totaling $8,000,000 in June 2021. The average rate on subordinated debt decreased to 4.47% in 2022 from 5.98% in 2021.

More information regarding the terms of borrowed funds is provided in Note 8 to the unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended
	March 31,		Increase/
(In Thousands)	2022	2021	(Decrease)
INTEREST INCOME
Interest-bearing due from banks	$67	$50	$17
Available-for-sale debt securities:
Taxable	1,969	1,113	856
Tax-exempt	905	801	104
Total available-for-sale debt securities	2,874	1,914	960
Loans receivable:
Taxable	17,974	17,493	481
Paycheck Protection Program - 1st Draw	38	1,812	(1,774)
Paycheck Protection Program - 2nd Draw	537	186	351
Tax-exempt	573	553	20
Total loans receivable	19,122	20,044	(922)
Other earning assets	12	19	(7)
Total Interest Income	22,075	22,027	48

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	194	221	(27)
Money market	262	306	(44)
Savings	61	55	6
Time deposits	393	696	(303)
Total interest-bearing deposits	910	1,278	(368)
Borrowed funds:
Short-term	1	15	(14)
Long-term - FHLB advances	49	134	(85)
Senior notes, net	118	0	118
Subordinated debt, net	363	244	119
Total borrowed funds	531	393	138
Total Interest Expense	1,441	1,671	(230)

Net Interest Income	$20,634	$20,356	$278

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table III - Analysis of Average Daily Balances and Rates

(Dollars in Thousands)	Three Months		Three Months
	Ended	Rate of	Ended	Rate of
	3/31/2022	Return/	3/31/2021	Return/
	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Interest-bearing due from banks	$84,115	0.32%	$92,619	0.22%
Available-for-sale debt securities, at amortized cost:
Taxable	390,301	2.05%	217,733	2.07%
Tax-exempt	144,334	2.54%	117,532	2.76%
Total available-for-sale debt securities	534,635	2.18%	335,265	2.32%
Loans receivable:
Taxable	1,445,353	5.04%	1,428,721	4.97%
Paycheck Protection Program - 1st Draw	1,049	14.69%	104,367	7.04%
Paycheck Protection Program - 2nd Draw	17,800	12.24%	34,197	2.21%
Tax-exempt	83,659	2.78%	67,301	3.33%
Total loans receivable	1,547,861	5.01%	1,634,586	4.97%
Other earning assets	1,983	2.45%	2,851	2.70%
Total Earning Assets	2,168,594	4.13%	2,065,321	4.33%
Cash	20,703		23,796
Unrealized (loss) gain on securities	(2,508)		12,890
Allowance for loan losses	(13,783)		(11,739)
Bank-owned life insurance	30,720		30,154
Bank premises and equipment	21,043		21,348
Intangible assets	55,765		56,288
Other assets	44,952		44,628
Total Assets	$2,325,486		$2,242,686

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$419,130	0.19%	$355,993	0.25%
Money market	456,904	0.23%	406,841	0.31%
Savings	249,165	0.10%	213,437	0.10%
Time deposits	277,405	0.57%	370,555	0.76%
Total interest-bearing deposits	1,402,604	0.26%	1,346,826	0.38%
Borrowed funds:
Short-term	1,746	0.23%	14,365	0.42%
Long-term - FHLB advances	26,102	0.76%	52,847	1.03%
Senior notes, net	14,709	3.25%	0	0.00%
Subordinated debt, net	32,948	4.47%	16,543	5.98%
Total borrowed funds	75,505	2.85%	83,755	1.90%
Total Interest-bearing Liabilities	1,478,109	0.40%	1,430,581	0.47%
Demand deposits	529,077		484,286
Other liabilities	24,046		27,930
Total Liabilities	2,031,232		1,942,797
Stockholders' equity, excluding accumulated other comprehensive (loss) income	295,996		289,591
Accumulated other comprehensive (loss) income	(1,742)		10,298
Total Stockholders' Equity	294,254		299,889
Total Liabilities and Stockholders' Equity	$2,325,486		$2,242,686
Interest Rate Spread		3.73%		3.86%
Net Interest Income/Earning Assets		3.86%		4.00%

Total Deposits (Interest-bearing and Demand)	$1,931,681		$1,831,112
(1)	Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(3)	Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	Three Months Ended 3/31/22 vs. 3/31/21
	Change in	Change in	Total
	Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks	$(5)	$22	$17
Available-for-sale debt securities:
Taxable	871	(15)	856
Tax-exempt	172	(68)	104
Total available-for-sale debt securities	1,043	(83)	960
Loans receivable:
Taxable	205	276	481
Paycheck Protection Program - 1st Draw	(2,723)	949	(1,774)
Paycheck Protection Program - 2nd Draw	(128)	479	351
Tax-exempt	121	(101)	20
Total loans receivable	(2,525)	1,603	(922)
Other earning assets	(5)	(2)	(7)
Total Interest Income	(1,492)	1,540	48

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	35	(62)	(27)
Money market	35	(79)	(44)
Savings	9	(3)	6
Time deposits	(153)	(150)	(303)
Total interest-bearing deposits	(74)	(294)	(368)
Borrowed funds:
Short-term	(9)	(5)	(14)
Long-term - FHLB advances	(56)	(29)	(85)
Senior notes, net	118	0	118
Subordinated debt, net	193	(74)	119
Total borrowed funds	246	(108)	138
Total Interest Expense	172	(402)	(230)

Net Interest Income	$(1,664)	$1,942	$278
(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST INCOME

TABLE V – COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)	Three Months Ended
	March 31,		$	%
	2022	2021	Change	Change
Trust revenue	$1,786	$1,626	$160	9.8%
Brokerage and insurance revenue	522	326	196	60.1%
Service charges on deposit accounts	1,235	1,015	220	21.7%
Interchange revenue from debit card transactions	963	881	82	9.3%
Net gains from sales of loans	382	1,064	(682)	(64.1)%
Loan servicing fees, net	210	248	(38)	(15.3)%
Increase in cash surrender value of life insurance	135	150	(15)	(10.0)%
Other noninterest income	588	1,472	(884)	(60.1)%
Realized gains on available-for-sale debt securities, net	2	0	2%
Total noninterest income	$5,823	$6,782	$(959)	(14.1)%

Total noninterest income decreased $959,000 (14.1%) from the first quarter 2021 total. Changes of significance are discussed in the Earnings Overview section of Management’s Discussion and Analysis.

NONINTEREST EXPENSE

TABLE VI - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)	Three Months Ended
	March 31,		$	%
	2022	2021	Change	Change
Salaries and employee benefits	$10,607	$8,895	$1,712	19.2%
Net occupancy and equipment expense	1,411	1,304	107	8.2%
Data processing and telecommunications expense	1,623	1,380	243	17.6%
Automated teller machine and interchange expense	384	337	47	13.9%
Pennsylvania shares tax	488	491	(3)	(0.6)%
Professional fees	489	547	(58)	(10.6)%
Other noninterest expense	1,884	2,755	(871)	(31.6)%
Total noninterest expense	$16,886	$15,709	$1,177	7.5%

Total noninterest expense in the first quarter 2022 increased $1,177,000 (7.5%) from the first quarter 2021 total. Changes of significance are discussed in the Earnings Overview section of Management’s Discussion and Analysis.

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The income tax provision for the first three months of 2022 was $1,483,000, which was $627,000 lower than the provision for the first three months of 2021. The effective tax rate (tax provision as a percentage of pre-tax income) was 17.7% in the first three months of 2022 compared to 19.4% in the first three months of 2021. The Corporation’s effective tax rates differ from the statutory rate of 21% in the first three months of 2022 and 2021 principally because of the effects of tax-exempt interest income, state income taxes and other permanent differences.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The net deferred tax asset at March 31, 2022 and December 31, 2021 represents the following temporary difference components:

	March 31,	December 31,
(In Thousands)	2022	2021
Deferred tax assets:
Unrealized holding losses on securities	$5,448	$0
Allowance for loan losses	3,124	2,935
Purchase accounting adjustments on loans	1,237	1,621
Deferred compensation	1,060	965
Operating leases liability	762	821
Net operating loss carryforward	748	778
Accrued incentive compensation	129	529
Other deferred tax assets	1,473	1,766
Total deferred tax assets	13,981	9,415

Deferred tax liabilities:
Unrealized holding gains on securities	0	1,278
Defined benefit plans - ASC 835	82	57
Bank premises and equipment	425	460
Core deposit intangibles	702	725
Right-of-use assets from operating leases	762	821
Other deferred tax liabilities	192	187
Total deferred tax liabilities	2,163	3,528
Deferred tax asset, net	$11,818	$5,887

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income.

Management believes the recorded net deferred tax asset at March 31, 2022 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

SECURITIES

Management continually evaluates several objectives in determining the size, securities mix and other characteristics of the available-for-sale debt securities (investment) portfolio. Key objectives include supporting liquidity needs, maximizing return on earning assets within reasonable risk parameters and providing a means to hedge the Corporation’s overall interest rate risk exposure, while maintaining high credit quality.

The composition of the available-for-sale debt securities portfolio at March 31, 2022, December 31, 2021 and December 31, 2020 is as follows:

(Dollars In Thousands)	March 31, 2022		December 31, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Obligations of the U.S. Treasury	$38,152	$36,494	$25,058	$24,912	$12,184	$12,182
Obligations of U.S. Government agencies	24,455	23,408	23,936	24,091	25,349	26,344
Bank holding company debt securities	24,942	24,043	18,000	17,987	0	0
Obligations of states and political subdivisions:
Tax-exempt	149,140	143,633	143,427	148,028	116,427	122,401
Taxable	73,732	69,629	72,182	72,765	45,230	47,452
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	112,122	106,568	98,048	98,181	36,853	38,176
Residential collateralized mortgage obligations	45,628	43,868	44,015	44,247	56,048	57,467
Commercial mortgage-backed securities	90,682	85,270	86,926	87,468	42,461	45,310
Total Available-for-Sale Debt Securities	$558,853	$532,913	$511,592	$517,679	$334,552	$349,332

Aggregate Unrealized (Loss) Gain		$(25,940)		$6,087		$14,780
Aggregate Unrealized (Loss) Gain as a % of Amortized Cost		(4.6)%		1.2%		4.4%
Market Yield on 5-Year U.S. Treasury Obligations (a)		2.42%		1.26%		0.36%

(a) Source: Treasury.gov (Daily Treasury Par Yield Curve Rates)

The amortized cost of available-for-sale debt securities increased to $558,853,000 at March 31, 2022 from $511,592,000 at December 31, 2021 and $334,552,000 at December 31, 2020. The increase in the securities portfolio resulted from management’s decision to invest excess funds available from the fast growth in deposits and loan repayments throughout most of 2020, 2021 and the first quarter 2022.

As reflected in the table above, the fair value of available-for-sale securities as of March 31, 2022 was lower than the amortized cost basis by $25,940,000, or 4.6%. In comparison, the aggregate unrealized gain position was $6,087,000 (1.2%) at December 31, 2021 and $14,780,000 (4.4%) at December 31, 2020. The unrealized decrease in fair value of the portfolio in the first quarter 2022 and in 2021 resulted from an increase in interest rates. As shown above, the market yield on the 5-year U.S. Treasury Note was 1.16% higher at March 31, 2022 in comparison to December 31, 2021, and 2.06% higher than at December 31, 2020.

Management reviewed the Corporation’s holdings as of March 31, 2022 and concluded there were no credit-related declines in fair value and that the unrealized losses on all of the securities in an unrealized loss position are considered temporary. In assessing whether there were other-than-temporary impairment losses, management considered (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value, and (4) whether the Corporation intends to sell the security or if it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Income section of Management’s Discussion and Analysis. Other significant balance sheet items, including securities, the allowance for loan losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding letters of credit at March 31, 2022, and management does not expect the amount of purchases of bank premises and equipment to have a material, detrimental effect on the Corporation’s financial condition in 2022.

Table VII shows the composition of the loan portfolio at March 31, 2022 and at year-end from 2017 through 2021. The significant loan growth in 2019 and 2020 reflects the impact of acquisitions. Also, the Corporation has increased the proportion of residential mortgage loans sold into the secondary market, contributing to a reduction of $59,887,000 in residential mortgage loans outstanding at March 31, 2022 compared to December 31, 2020. At March 31, 2022, commercial loans represented approximately 62% of the portfolio while residential mortgage loans totaled 36% of the portfolio.

At March 31, 2022, gross loans outstanding totaled $1,538,190,000, a decrease of $26,659,000 from December 31, 2021, including a reduction in PPP loans of $14,487,000 due to repayments and a net reduction in residential mortgage loans of $9,061,000. Excluding PPP loans, total commercial loans at March 31, 2022 were down $3,741,000 from December 31, 2021. Recently, residential mortgage lending activity has slowed, consistent with the rapid increase in interest rates. The “pipeline” of commercial lending opportunities has grown substantially in recent months as portions of the economy have shown signs of recovery from the pandemic. The pace of loan growth for the remainder of 2022 will depend on the impact of potential further increases in interest rates and many other factors.

While the Corporation’s lending activities are primarily concentrated in its market areas, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial”, “Commercial loans secured by real estate”, “Political subdivisions” and “Other commercial” classes in the loan tables presented in this Form 10-Q. Total participation loans outstanding amounted to $46,083,000 at March 31, 2022, down from $54,372,000 at December 31, 2021. At March 31, 2022, the balance of participation loans outstanding includes a total of $25,767,000 to businesses located outside of the Corporation’s market areas. Also, included within participation loans are “leveraged loans,” meaning loans to businesses with minimal tangible book equity and for which the extent of collateral available is limited, though typically at the time of origination the businesses have demonstrated strong cash flow performance in their recent histories. Leveraged participation loans totaled $6,742,000 at March 31, 2022 and $7,469,000 at December 31, 2021.

The Corporation originates and sells residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Xtra program consist primarily of conforming, prime loans sold to the Federal National Mortgage Association (Fannie Mae), a quasi-government entity. The Corporation also originates and sells residential mortgage loans to the secondary market through the MPF Original program, administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Original program consist primarily of conforming, prime loans sold to the Federal Home Loan Bank of Pittsburgh. In late 2019, the Corporation began to originate and sell larger-balance, nonconforming mortgages under the MPF Direct Program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The Corporation does not retain servicing rights for loans sold under the MPF Direct Program. Through March 31, 2022, the Corporation’s activity under the MPF Direct Program has been minimal.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

For loan sales originated under the MPF programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At March 31, 2022, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,557,000, and the corresponding total outstanding balance of repurchased loans at December 31, 2021 was $1,571,000.

At March 31, 2022, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $338,482,000, including loans sold through the MPF Xtra program of $163,199,000 and loans sold through the Original program of $175,283,000. At December 31, 2021, outstanding balances of loans sold and serviced through the two programs totaled $334,741,000, including loans sold through the MPF Xtra program of $165,668,000 and loans sold through the Original Program of $169,073,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of March 31, 2022 and December 31, 2021.

For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. At March 31, 2022, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $8,998,000, and the Corporation has recorded a related allowance for credit losses in the amount of $660,000 which is included in accrued interest and other liabilities in the accompanying consolidated balance sheets. At December 31, 2021, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $8,656,000, and the related allowance for credit losses was $635,000. Income related to providing the credit enhancement (included in other noninterest income in the consolidated statements of income) totaled $90,000 for the three months ended March 31, 2022 and $115,000 for the three months ended March 31, 2021. A provision for losses related to the credit enhancement obligation (included in other noninterest expense in the consolidated statements of income) of $25,000 was recorded in the three months ended March 31, 2022 with a provision for losses of $30,000 in the three months ended March 31, 2021. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

The Corporation is a participating SBA lender. Under the terms of its arrangements with the SBA, the Corporation may originate loans to commercial borrowers, with full-or-partial guarantees by the SBA, subject to the SBA’s underwriting and documentation requirements. Pursuant to an acquisition, the Corporation acquired loans with partial SBA guarantees, or in some cases, loans where the SBA-guaranteed portion of the loans had been sold back to the SBA subject to ongoing compliance with SBA underwriting and documentation requirements. As part of its due diligence, the Corporation reviewed all the purchased loans originated through the various SBA loan programs as of July 1, 2020 and recorded an allowance for SBA claim adjustments. Determination of the allowance was subjective in nature and was based on the Corporation’s assessment of the credit quality of the loans and the quality of the documentation supporting compliance with SBA requirements. The Corporation’s total exposure related to SBA guarantees on purchased loans was $8,907,000 at March 31, 2022 and $12,856,000 at December 31, 2021 with an allowance for SBA claim adjustments (included in accrued interest and other liabilities in the consolidated balance sheets) of $215,000 at March 31, 2022 and $457,000 at December 31, 2021. In the three months ended March 31, 2022, the Corporation recorded a reduction in other noninterest expense of $242,000 representing amounts realized on SBA claims in excess of prior estimates, with no corresponding expense or reduction in expense in the first quarter 2021.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	March 31,	December 31,
	2022	2021	2020	2019	2018	2017
Commercial:
Commercial loans secured by real estate	$585,677	$569,840	$531,810	$301,227	$162,611	$159,266
Commercial and industrial	159,793	159,073	159,577	126,374	91,856	88,276
Paycheck Protection Program - 1st Draw	887	1,356	132,269	0	0	0
Paycheck Protection Program - 2nd Draw	11,490	25,508	0	0	0	0
Political subdivisions	81,975	81,301	53,221	53,570	53,263	59,287
Commercial construction and land	37,258	60,579	42,874	33,555	11,962	14,527
Loans secured by farmland	12,507	11,121	11,736	12,251	7,146	7,255
Multi-family (5 or more) residential	53,141	50,089	55,811	31,070	7,180	7,713
Agricultural loans	2,588	2,351	3,164	4,319	5,659	6,178
Other commercial loans	14,827	17,153	17,289	16,535	13,950	10,986
Total commercial	960,143	978,371	1,007,751	578,901	353,627	353,488
Residential mortgage:
Residential mortgage loans - first liens	481,119	483,629	532,947	510,641	372,339	$359,987
Residential mortgage loans - junior liens	22,572	23,314	27,311	27,503	25,450	25,325
Home equity lines of credit	39,649	39,252	39,301	33,638	34,319	35,758
1-4 Family residential construction	16,945	23,151	20,613	14,798	24,698	26,216
Total residential mortgage	560,285	569,346	620,172	586,580	456,806	447,286
Consumer	17,762	17,132	16,286	16,741	17,130	14,939
Total	1,538,190	1,564,849	1,644,209	1,182,222	827,563	815,713
Less: allowance for loan losses	(14,271)	(13,537)	(11,385)	(9,836)	(9,309)	(8,856)
Loans, net	$1,523,919	$1,551,312	$1,632,824	$1,172,386	$818,254	$806,857

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. Note 6 to the unaudited consolidated financial statements provides an overview of the process management uses for evaluating and determining the allowance for loan losses.

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

The allowance for loan losses was $14,271,000 at March 31, 2022, up from $13,537,000 at December 31, 2021. Table IX shows total specific allowances on impaired loans of $730,000 at March 31, 2022, down slightly from $740,000 at December 31, 2021. Table IX also shows the increase in the allowance in 2022 is mainly related to commercial loans, as the collectively evaluated portion of the allowance related to the commercial segment increased to $8,192,000 at March 31, 2022 from $7,553,000 at December 31, 2021. The net increase in the collectively determined portion of the allowance includes increases related to management’s updated assessments of purchased performing loans. The impact of changes in the collectively determined portion of the allowance related to purchased performing loans is included in “Changes in loan volume” in the accompanying analysis of the provision.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table X shows the allowance for loan losses totaled 0.93% of gross loans outstanding at March 31, 2022, up from 0.87% at December 31, 2021 and down from levels in excess of 1.00% from 2017 and 2018. Table X also shows that the total of the allowance and the credit adjustment on purchased non-impaired loans, as a percentage of total loans plus the credit adjustment, was 1.11% at March 31, 2022, in line with ratios from the previous years.

The provision (credit) for loan losses by segment in the three-month periods ended March 31, 2022 and 2021 are as follows:

	Three Months Ended
	March 31,	March 31,
(In Thousands)	2022	2021
Commercial	$779	$242
Residential mortgage	91	(55)
Consumer	25	(20)
Unallocated	(4)	92
Total	$891	$259

The provision (credit) for loan losses is further detailed as follows:

Commercial segment	Three Months Ended
	March 31,	March 31,
(In Thousands)	2022	2021
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$140	$193
Increase (decrease) in collectively determined portion of the allowance attributable to:
Changes in loan volume	577	142
Changes in historical loss experience factors	62	(49)
Changes in qualitative factors	0	(44)
Total provision for loan losses - Commercial segment	$779	$242

Residential mortgage segment	Three Months Ended
	March 31,	March 31,
(In Thousands)	2022	2021
Decrease in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$(16)	$(10)
Increase (decrease) in collectively determined portion of the allowance attributable to:
Changes in loan volume	68	(7)
Changes in historical loss experience factors	(10)	(38)
Changes in qualitative factors	49	0
Total provision for loan losses - Residential mortgage segment	$91	$(55)

Consumer segment	Three Months Ended
	March 31,	March 31,
(In Thousands)	2022	2021
Increase (decrease) in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$23	$(1)
Increase (decrease) in collectively determined portion of the allowance attributable to:
Changes in loan volume	0	(10)
Changes in historical loss experience factors	(3)	(10)
Changes in qualitative factors	5	1
Total provision for loan losses - Consumer segment	$25	$(20)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Total - All segments	Three Months Ended
	March 31,	March 31,
(In Thousands)	2022	2021
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$147	$182
Increase (decrease) in collectively determined portion of the allowance attributable to:
Changes in loan volume	645	125
Changes in historical loss experience factors	49	(97)
Changes in qualitative factors	54	(43)
Sub-total	895	167
Unallocated	(4)	92
Total provision for loan losses - All segments	$891	$259

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

In the three months ended March 31, 2022, net charge-offs were $157,000, including recoveries of $23,000 and charge-offs of $180,000. Table VIII shows the average rate of net charge-offs as a percentage of loans was 0.01% in the three months ended March 31, 2022, and annual average rates ranging from a high of 0.16% in 2020 to a low of 0.02% in 2018.

Table X presents information related to past due and impaired loans, and loans that have been modified under terms that are considered TDRs. Total nonperforming loans as a percentage of outstanding loans was 1.19% at March 31, 2022, down from 1.36% at December 31, 2021, and nonperforming assets as a percentage of total assets was 0.81% at March 31, 2022, down from 0.94% at December 31, 2021. Table X presents data at the end of each of the years ended December 31, 2017 through 2021. Table X shows that total nonperforming loans as a percentage of loans of 1.19% at March 31, 2022, though up from December 31, 2019, was lower than the corresponding year-end ratio for all other years presented. Similarly, the March 31, 2022 ratio of total nonperforming assets as a percentage of assets of 0.81% was lower than the corresponding ratio for all years presented except December 31, 2019.

Total impaired loans of $12,005,000 at March 31, 2022 are down $3,729,000 from the corresponding amount at December 31, 2021 of $15,734,000. Purchased credit impaired loans were included in impaired loans and had carrying values totaling $3,983,000 at March 31, 2022 and $6,558,000 at December 31, 2021. In the first quarter 2022, the Corporation received pay-offs on a few purchased credit impaired loans and recognized interest income of $1,398,000 for the excess received over previous carrying amounts.

Over the period 2017-2021 and the first three months of 2022, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

of March 31, 2022. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VIII through X present historical data related to loans and the allowance for loan losses.

TABLE VIII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)	Three Months Ended
	March 31,	March 31,	Years Ended December 31,
	2022	2021	2021	2020	2019	2018	2017
Balance, beginning of year	$13,537	$11,385	$11,385	$9,836	$9,309	$8,856	$8,473
Charge-offs:
Commercial	(150)	0	(1,464)	(2,343)	(6)	(165)	(132)
Residential mortgage	0	0	(11)	0	(190)	(158)	(197)
Consumer	(30)	(11)	(100)	(122)	(183)	(174)	(150)
Total charge-offs	(180)	(11)	(1,575)	(2,465)	(379)	(497)	(479)
Recoveries:
Commercial	0	14	22	16	6	317	4
Residential mortgage	16	2	6	44	12	8	19
Consumer	7	12	38	41	39	41	38
Total recoveries	23	28	66	101	57	366	61
Net (charge-offs) recoveries	(157)	17	(1,509)	(2,364)	(322)	(131)	(418)
Provision for loan losses	891	259	3,661	3,913	849	584	801
Balance, end of period	$14,271	$11,661	$13,537	$11,385	$9,836	$9,309	$8,856
Net charge-offs as a % of average loans	0.01%	0.00%	0.09%	0.16%	0.03%	0.02%	0.05%

TABLE IX - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	March 31,	As of December 31,
	2022	2021	2020	2019	2018	2017
ASC 310 - Impaired loans - individually evaluated	$730	$740	$925	$1,051	$1,605	$1,279
ASC 450 - Collectively evaluated:
Commercial	8,192	7,553	5,545	3,913	3,102	3,078
Residential mortgage	4,445	4,338	4,091	4,006	3,870	3,841
Consumer	237	235	239	281	233	159
Unallocated	667	671	585	585	499	499
Total Allowance	$14,271	$13,537	$11,385	$9,836	$9,309	$8,856

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE X - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(Dollars In Thousands)	March 31,	As of December 31,
	2022	2021	2020	2019	2018	2017
Impaired loans with a valuation allowance	$6,528	$6,540	$8,082	$3,375	$4,851	$4,100
Impaired loans without a valuation allowance	1,494	2,636	2,895	1,670	4,923	5,411
Purchased credit impaired loans	3,983	6,558	6,841	441	0	0
Total impaired loans	$12,005	$15,734	$17,818	$5,486	$9,774	$9,511
Total loans past due 30-89 days and still accruing	$3,868	$5,106	$5,918	$8,889	$7,142	$9,449
Nonperforming assets:
Purchased credit impaired loans	$3,983	$6,558	$6,841	$441	$0	$0
Other nonaccrual loans	10,962	12,441	14,575	8,777	13,113	13,404
Total nonaccrual loans	14,945	18,999	21,416	9,218	13,113	13,404
Total loans past due 90 days or more and still accruing	3,429	2,219	1,975	1,207	2,906	3,724
Total nonperforming loans	18,374	21,218	23,391	10,425	16,019	17,128
Foreclosed assets held for sale (real estate)	531	684	1,338	2,886	1,703	1,598
Total nonperforming assets	$18,905	$21,902	$24,729	$13,311	$17,722	$18,726
Loans subject to troubled debt restructurings (TDRs):
Performing	$279	$288	$166	$889	$655	$636
Nonperforming	3,954	5,517	7,285	1,737	2,884	3,027
Total TDRs	$4,233	$5,805	$7,451	$2,626	$3,539	$3,663

Total nonperforming loans as a % of loans	1.19%	1.36%	1.42%	0.88%	1.94%	2.10%
Total nonperforming assets as a % of assets	0.81%	0.94%	1.10%	0.80%	1.37%	1.47%
Allowance for loan losses as a % of total loans	0.93%	0.87%	0.69%	0.83%	1.12%	1.09%
Credit adjustment on purchased non-impaired loans and allowance for loan losses as a % of total loans and the credit adjustment (a)	1.11%	1.08%	1.05%	0.93%	1.12%	1.09%
Allowance for loan losses as a % of nonperforming loans	77.67%	63.80%	48.67%	94.35%	58.11%	51.70%

(a) Credit adjustment on purchased non-impaired loans at end of period	$2,783	$3,335	$5,979	$1,216	$0	$0
Allowance for loan losses	14,271	13,537	11,385	9,836	9,309	8,856
Total credit adjustment on purchased non-impaired loans at end of period and allowance for loan losses (1)	$17,054	$16,872	$17,364	$11,052	$9,309	$8,856
Total loans receivable	$1,538,190	$1,564,849	$1,644,209	$1,182,222	$827,563	$815,713
Credit adjustment on purchased non-impaired loans at end of period	2,783	3,335	5,979	1,216	0	0
Total (2)	$1,540,973	$1,568,184	$1,650,188	$1,183,438	$827,563	$815,713
Credit adjustment on purchased non-impaired loans and allowance for loan losses as a % of total loans and the credit adjustment (1)/(2)	1.11%	1.08%	1.05%	0.93%	1.12%	1.09%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At March 31, 2022, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $85,775,000. The Corporation’s cash position at March 31, 2022 was elevated in comparison to historical (pre-pandemic) levels as growth in deposits and funds received from repayment of loans have outpaced loan originations, purchases of securities, repayments of borrowings and other uses of cash.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale debt securities with a carrying value of $12,817,000 at March 31, 2022.

The Corporation’s outstanding, available, and total credit facilities at March 31, 2022 and December 31, 2021 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021	2022	2021
Federal Home Loan Bank of Pittsburgh	$26,382	$33,311	$731,429	$723,557	$757,811	$756,868
Federal Reserve Bank Discount Window	0	0	12,429	13,642	12,429	13,642
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$26,382	$33,311	$788,858	$782,199	$815,240	$815,510

At March 31, 2022, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings of $20,348,000 and letters of credit totaling $6,034,000. At December 31, 2021, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings of $27,727,000 and letters of credit totaling $5,584,000. Additional information regarding borrowed funds is included in Note 8 to the unaudited consolidated financial statements.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations or use repurchase agreements placed with brokers to borrow funds secured by investment assets. At March 31, 2022, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $328,909,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term funding obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

In August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at March 31, 2022; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Details concerning capital ratios at March 31, 2022 and December 31, 2021 are presented below. Management believes, as of March 31, 2022, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at March 31, 2022 and December 31, 2021 exceed the Corporation’s Board policy threshold levels.

(Dollars in Thousands)							Minimum To Be
					Minimum To Maintain		Well
			Minimum		Capital Conservation		Capitalized Under		Minimum To Meet
			Capital		Buffer at Reporting		Prompt Corrective		the Corporation's
	Actual		Requirement		Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022:
Total capital to risk-weighted assets:
Consolidated	$288,530	18.23%	N/A	N/A	N/A	N/A	N/A	N/A	$166,142	≥10.5%
C&N Bank	256,215	16.26%	126,278	≥8%	165,740	≥10.5%	157,848	≥10%	165,740	≥10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	240,568	15.20%	N/A	N/A	N/A	N/A	N/A	N/A	134,496	≥8.5%
C&N Bank	241,284	15.29%	94,709	≥6%	134,171	≥8.5%	126,278	≥8%	134,171	≥8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	240,568	15.20%	N/A	N/A	N/A	N/A	N/A	N/A	110,762	≥7%
C&N Bank	241,284	15.29%	71,032	≥4.5%	110,494	≥7.0%	102,601	≥6.5%	110,494	≥7%
Tier 1 capital to average assets:
Consolidated	240,568	10.59%	N/A	N/A	N/A	N/A	N/A	N/A	181,748	≥8%
C&N Bank	241,284	10.70%	90,215	≥4%	N/A	N/A	112,769	≥5%	180,430	≥8%

December 31, 2021:
Total capital to risk-weighted assets:
Consolidated	$287,614	18.21%	N/A	N/A	N/A	N/A	N/A	N/A	$165,846	≥10.5%
C&N Bank	252,606	16.04%	126,012	≥8%	165,390	≥10.5%	157,514	≥10%	165,390	≥10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	240,433	15.22%	N/A	N/A	N/A	N/A	N/A	N/A	134,256	≥8.5%
C&N Bank	238,434	15.14%	94,509	≥6%	133,887	≥8.5%	126,012	≥8%	133,887	≥8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	240,433	15.22%	N/A	N/A	N/A	N/A	N/A	N/A	110,564	≥7%
C&N Bank	238,434	15.14%	70,881	≥4.5%	110,260	≥7.0%	102,384	≥6.5%	110,260	≥7%
Tier 1 capital to average assets:
Consolidated	240,433	10.53%	N/A	N/A	N/A	N/A	N/A	N/A	182,683	≥8%
C&N Bank	238,434	10.52%	90,688	≥4%	N/A	N/A	113,360	≥5%	181,376	≥8%

In February 2021, the Corporation amended its treasury stock repurchase program. Under the amended program, the Corporation is authorized to repurchase up to 1,000,000 shares of its common stock. In the first quarter 2022, 129,867 shares were repurchased for a total cost of $3,227,000, at an average price of $24.85 per share. Cumulatively through March 31, 2022, 428,926 shares have been repurchased for a total cost of $10,639,000, at an average price of $24.80 per share.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

To avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At March 31, 2022, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

At March 31, 2022, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 8.23%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive (loss) income within stockholders’ equity. Accumulated other comprehensive (loss) income is excluded from the Bank’s and Corporation’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $20,492,000 at March 31, 2022 as compared to the balance in accumulated other comprehensive income related to unrealized gains on available-for-sale debt securities, net of deferred income tax of $4,809,000 at December 31, 2021. The decrease in stockholders’ equity in the first quarter 2022 from the change in accumulated other comprehensive (loss) income resulted from an increase in interest rates. Changes in accumulated other comprehensive (loss) income are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale debt securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. The securities section of Management’s Discussion and Analysis and Note 5 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale debt securities for other-than-temporary impairment at March 31, 2022.

INFLATION

Inflation affects the cost of labor, supplies and services used to provide banking services as well as interest rates. After many years of low inflation, disruptions to labor markets and supply chains triggered by the COVID-19 pandemic and government policies, have led to high inflation. The annual inflation rate for the 12-month period ended March 31, 2022, based on changes in the Consumer Price Index, was 8.5%. The 8.5% increase was the largest 12-month advance since 1981.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. In March of 2020, in response to significant concerns about the impact of the COVID-19 pandemic on the U.S. economy, the Federal Reserve lowered the fed funds target rate (at the high end of the range) from 1.75% to 0.25% and resumed injections of massive amounts of liquidity into the nation’s monetary system through a variety of programs including purchases of large amounts of securities. At its March 15-16, 2022 meeting, the Federal Open Market Committee (FOMC) changed course, raising the high end of the fed funds target rate to 0.50% and announcing that it anticipates ongoing increases to its target rate will be appropriate and that it expects to begin reducing its holdings of securities at a coming meeting. The Committee noted its desire to achieve maximum employment and inflation at a rate of 2 percent over the longer run.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table XI, which follows this discussion, is based on the results of calculations performed using the simulation model as of March 31, 2022 and December 31, 2021. The table shows the Corporation is asset-sensitive, meaning the amounts of net interest income and market value of portfolio equity increase in the upward rate scenarios and decrease in the downward rate scenarios. The table also shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

TABLE XI – THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

March 31, 2022 Data
(In Thousands)	Period Ending March 31, 2023

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$101,995	$17,804	$84,191	19.5%	25.0%
+300	95,469	14,798	80,671	14.5%	20.0%
+200	89,022	11,793	77,229	9.6%	15.0%
+100	82,584	8,788	73,796	4.7%	10.0%
0	76,265	5,783	70,482	0.0%	0.0%
-100	72,037	4,664	67,373	(4.4)%	10.0%
-200	69,795	4,238	65,557	(7.0)%	15.0%

	Market Value of Portfolio Equity at March 31, 2022

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$498,635	10.0%	50.0%
+300	488,691	7.8%	45.0%
+200	478,667	5.6%	35.0%
+100	466,970	3.0%	25.0%
0	453,227	0.0%	0.0%
-100	435,057	(4.0)%	25.0%
-200	409,709	(9.6)%	35.0%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2021 Data
(In Thousands)	Period Ending December 31, 2022

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$98,839	$18,142	$80,697	19.1%	25.0%
+300	92,438	15,061	77,377	14.2%	20.0%
+200	86,112	11,981	74,131	9.4%	15.0%
+100	79,740	8,900	70,840	4.5%	10.0%
0	73,536	5,760	67,776	0.0%	0.0%
-100	70,118	4,820	65,298	(3.7)%	10.0%
-200	68,824	4,503	64,321	(5.1)%	15.0%

	Market Value of Portfolio Equity at December 31, 2021

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$471,951	14.1%	50.0%
+300	459,810	11.1%	45.0%
+200	447,354	8.1%	35.0%
+100	431,856	4.4%	25.0%
0	413,767	0.0%	0.0%
-100	388,721	(6.1)%	25.0%
-200	365,331	(11.7)%	35.0%

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed February 22, 2022.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Effective February 18, 2021, the Corporation amended its treasury stock repurchase program. Under the amended program, the Corporation is authorized to repurchase up to 1,000,000 shares of the Corporation’s common stock, or 6.25% of the Corporation’s issued and outstanding shares at February 18, 2021. As of March 31, 2022, 428,926 shares have been repurchased under the repurchase program. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions.

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

The following table sets forth a summary of the purchases by the Corporation of its common stock during the first quarter 2022.

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet
			Publicly	be Purchased
	Total Number	Average	Announced	Under
	of Shares	Price Paid	Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
January 1 - 31, 2022	10,000	$25.00	309,059	690,941
February 1 - 28, 2022	23,413	$24.88	332,472	667,528
March 1 - 31, 2022	96,454	$24.83	428,926	571,074

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Mine Safety Disclosures

Not applicable

Item 5.       Other Information

None

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6.       Exhibits

3.1	Articles of Incorporation	Filed herewith

3.2	By-laws	Incorporated by reference to Exhibit 3.1 of The Corporation’s Form 8-K filed February 18, 2022

4.	Instruments defining the rights of Security holders, including Indentures

4.1	Indenture, dated May 19, 2021 between Citizens & Northern Corporation and UMB Bank, National Association, as trustee	Incorporated by reference to Exhibit 4.1 of the Corporation’s Form 8-K filed May 19, 2021

4.2	Form of Subordinated Note	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 of the Corporation’s Form 8-K filed May 19, 2021

4.3	Form of Senior Note	Incorporated by reference to Exhibit 4.3 of the Corporation’s Form 8-K filed May 19, 2021

31.	Rule 13a-14(a)/15d-14(a) certifications:

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32.	Section 1350 certifications	Filed herewith

101.	Interactive data file	Filed herewith

104.	Cover page interactive data file	Filed herewith

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

May 6, 2022	By: /s/ J. Bradley Scovill
Date	President and Chief Executive Officer

May 6, 2022	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer