Form 10-Q
period 2022-06-30
CITIZENS & NORTHERN CORP
filed 2022-08-05
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	15,493,056 Shares Outstanding on August 3, 2022

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data) (Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and due from banks:
Noninterest-bearing	$37,735	$16,729
Interest-bearing	31,452	88,219
Total cash and due from banks	69,187	104,948
Available-for-sale debt securities, at fair value	526,837	517,679

Loans receivable	1,657,604	1,564,849
Allowance for loan losses	(14,547)	(13,537)
Loans, net	1,643,057	1,551,312

Bank-owned life insurance	30,941	30,669
Accrued interest receivable	7,740	7,235
Bank premises and equipment, net	21,829	20,683
Foreclosed assets held for sale	505	684
Deferred tax asset, net	16,331	5,887
Goodwill	52,505	52,505
Core deposit intangibles, net	3,097	3,316
Other assets	38,689	32,730
TOTAL ASSETS	$2,410,718	$2,327,648

LIABILITIES
Deposits:
Noninterest-bearing	$552,767	$521,206
Interest-bearing	1,411,503	1,403,854
Total deposits	1,964,270	1,925,060
Short-term borrowings	90,042	1,803
Long-term borrowings - FHLB advances	36,791	28,042
Senior notes, net	14,733	14,701
Subordinated debt, net	24,553	33,009
Accrued interest and other liabilities	21,710	23,628
TOTAL LIABILITIES	2,152,099	2,026,243

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares;
issued 16,030,172 and outstanding 15,499,214 at June 30, 2022;
issued 16,030,172 and outstanding 15,759,090 at December 31, 2021	16,030	16,030
Paid-in capital	143,417	144,453
Retained earnings	148,187	142,612
Treasury stock, at cost; 530,958 shares at June 30, 2022 and 271,082
shares at December 31, 2021	(13,013)	(6,716)
Accumulated other comprehensive (loss) income	(36,002)	5,026
TOTAL STOCKHOLDERS' EQUITY	258,619	301,405
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,410,718	$2,327,648

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income

(In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans:
Taxable	$17,927	$18,075	$36,476	$37,566
Tax-exempt	467	411	921	850
Income from available-for-sale debt securities:
Taxable	2,036	1,187	4,005	2,300
Tax-exempt	768	663	1,490	1,305
Other interest and dividend income	111	92	190	161
Total interest and dividend income	21,309	20,428	43,082	42,182
INTEREST EXPENSE
Interest on deposits	1,130	1,217	2,040	2,495
Interest on short-term borrowings	122	7	123	22
Interest on long-term borrowings - FHLB advances	55	109	104	243
Interest on senior notes, net	120	57	238	57
Interest on subordinated debt, net	257	357	620	601
Total interest expense	1,684	1,747	3,125	3,418
Net interest income	19,625	18,681	39,957	38,764
Provision for loan losses	308	744	1,199	1,003
Net interest income after provision for loan losses	19,317	17,937	38,758	37,761
NONINTEREST INCOME
Trust revenue	1,715	1,807	3,501	3,433
Brokerage and insurance revenue	566	506	1,088	832
Service charges on deposit accounts	1,322	1,073	2,557	2,088
Interchange revenue from debit card transactions	1,056	998	2,019	1,879
Net gains from sale of loans	220	925	602	1,989
Loan servicing fees, net	358	146	568	394
Increase in cash surrender value of life insurance	137	145	272	295
Other noninterest income	1,456	700	2,044	2,172
Realized (losses) gains on available-for-sale debt securities, net	(1)	2	1	2
Total noninterest income	6,829	6,302	12,652	13,084
NONINTEREST EXPENSE
Salaries and employee benefits	10,265	9,499	20,872	18,394
Net occupancy and equipment expense	1,308	1,219	2,719	2,523
Data processing and telecommunications expense	1,720	1,487	3,343	2,867
Automated teller machine and interchange expense	347	355	731	692
Pennsylvania shares tax	488	490	976	981
Professional fees	480	598	969	1,145
Other noninterest expense	2,431	1,751	4,315	4,506
Total noninterest expense	17,039	15,399	33,925	31,108
Income before income tax provision	9,107	8,840	17,485	19,737
Income tax provision	1,618	1,780	3,101	3,890
NET INCOME	$7,489	$7,060	$14,384	$15,847
EARNINGS PER COMMON SHARE - BASIC	$0.48	$0.44	$0.92	$0.99
EARNINGS PER COMMON SHARE - DILUTED	$0.48	$0.44	$0.92	$0.99

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive (Loss) Income

(In Thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net income	$7,489	$7,060	$14,384	$15,847

Available-for-sale debt securities:
Unrealized holding (losses) gains on available-for-sale debt securities	(20,018)	2,941	(52,043)	(3,173)
Reclassification adjustment for losses (gains) realized in income	1	(2)	(1)	(2)
Other comprehensive (loss) income on available-for-sale debt securities	(20,017)	2,939	(52,044)	(3,175)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	0	0	133	(5)
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(11)	(4)	(22)	(8)
Other comprehensive (loss) income on pension and postretirement obligations	(11)	(4)	111	(13)

Other comprehensive (loss) income before income tax	(20,028)	2,935	(51,933)	(3,188)
Income tax related to other comprehensive loss (income)	4,204	(618)	10,905	669

Net other comprehensive (loss) income	(15,824)	2,317	(41,028)	(2,519)

Comprehensive (loss) income	$(8,335)	$9,377	$(26,644)	$13,328

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,384	$15,847
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,199	1,003
Realized gains on available-for-sale debt securities, net	(1)	(2)
Net amortization of securities	1,394	1,021
Increase in cash surrender value of life insurance	(272)	(295)
Depreciation and amortization of bank premises and equipment	1,013	1,081
Net accretion of purchase accounting adjustments	(727)	(1,397)
Stock-based compensation	781	625
Deferred income taxes	461	(34)
Increase in fair value of servicing rights	(152)	(36)
Gains on sales of loans, net	(602)	(1,989)
Origination of loans held for sale	(22,526)	(60,590)
Proceeds from sales of loans held for sale	22,122	60,867
(Increase) decrease in accrued interest receivable and other assets	(2,151)	761
Decrease in accrued interest payable and other liabilities	(986)	(1,396)
Other	80	(55)
Net Cash Provided by Operating Activities	14,017	15,411
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificates of deposit	0	(2,000)
Proceeds from maturities of certificates of deposit	250	0
Proceeds from sales of available-for-sale debt securities	0	421
Proceeds from calls and maturities of available-for-sale debt securities	30,066	33,117
Purchase of available-for-sale debt securities	(92,661)	(80,249)
Redemption of Federal Home Loan Bank of Pittsburgh stock	4,763	1,367
Purchase of Federal Home Loan Bank of Pittsburgh stock	(8,893)	(997)
Net (increase) decrease in loans	(92,292)	46,960
Proceeds from bank owned life insurance	0	287
Proceeds from sales of premises and equipment	0	575
Purchase of premises and equipment	(2,161)	(741)
Proceeds from sale of foreclosed assets	290	178
Other	100	115
Net Cash Used in Investing Activities	(160,538)	(967)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	39,309	96,914
Net increase (decrease) in short-term borrowings	88,239	(17,832)
Proceeds from long-term borrowings - FHLB advances	20,290	0
Repayments of long-term borrowings - FHLB advances	(11,405)	(10,047)
Proceeds from issuance of senior notes, net of issuance costs	0	14,663
Proceeds from issuance of subordinated debt, net of issuance costs	0	24,437
Redemption of subordinated debt	(8,500)	(8,000)
Sale of treasury stock	141	77
Purchases of treasury stock	(9,081)	(1,688)
Common dividends paid	(7,983)	(7,965)
Net Cash Provided by Financing Activities	111,010	90,559
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(35,511)	105,003
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	95,848	96,017
CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,337	$201,020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Increase in accrued purchase of available-for-sale debt securities	$0	$32
Assets acquired through foreclosure of real estate loans	$51	$134
Leased assets obtained in exchange for new operating lease liabilities	$904	$0
Interest paid	$3,310	$4,508
Income taxes paid	$2,276	$5,770

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data) (Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Three Months Ended June 30, 2022	Shares	Shares	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Balance, March 31, 2022	16,030,172	311,449	$16,030	$142,991	$145,073	$(20,178)	$(7,708)	$276,208
Net income					7,489			7,489
Other comprehensive loss, net						(15,824)		(15,824)
Cash dividends declared on common stock, $.28 per share					(4,375)			(4,375)
Shares issued for dividend reinvestment plan		(17,068)		(10)			419	409
Forfeiture of restricted stock		1,072		23			(23)	0
Stock-based compensation expense				413				413
Treasury stock purchases		235,505					(5,701)	(5,701)
Balance, June 30, 2022	16,030,172	530,958	$16,030	$143,417	$148,187	$(36,002)	$(13,013)	$258,619

Three Months Ended June 30, 2021
Balance, March 31, 2021	16,013,279	13,465	$16,013	$143,173	$134,176	$6,959	$(265)	$300,056
Net income					7,060			7,060
Other comprehensive income, net						2,317		2,317
Cash dividends declared on common stock, $.28 per share					(4,480)			(4,480)
Shares issued for dividend reinvestment plan	16,893		17	410				427
Restricted stock granted		(4,000)		(79)			79	0
Forfeiture of restricted stock		1,499		29			(29)	0
Stock-based compensation expense				284				284
Treasury stock purchases		61,696					(1,531)	(1,531)
Balance, June 30, 2021	16,030,172	72,660	$16,030	$143,817	$136,756	$9,276	$(1,746)	$304,133

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data) (Unaudited)

(Continued)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Six Months Ended June 30, 2022	Shares	Shares	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Balance, December 31, 2021	16,030,172	271,082	$16,030	$144,453	$142,612	$5,026	$(6,716)	$301,405
Net income					14,384			14,384
Other comprehensive loss, net						(41,028)		(41,028)
Cash dividends declared on common stock, $.56 per share					(8,809)			(8,809)
Shares issued for dividend reinvestment plan		(33,202)		2			824	826
Shares issued from treasury and redeemed related to exercise of stock options		(7,024)		(34)			175	141
Restricted stock granted		(78,243)		(1,932)			1,932	0
Forfeiture of restricted stock		7,144		147			(147)	0
Stock-based compensation expense				781				781
Purchase of restricted stock for tax withholding		6,054					(153)	(153)
Treasury stock purchases		365,147					(8,928)	(8,928)
Balance, June 30, 2022	16,030,172	530,958	$16,030	$143,417	$148,187	$(36,002)	$(13,013)	$258,619

Six Months Ended June 30, 2021
Balance, December 31, 2020	15,982,815	70,831	$15,983	$143,644	$129,703	$11,795	$(1,369)	$299,756
Net income					15,847			15,847
Other comprehensive loss, net						(2,519)		(2,519)
Cash dividends declared on common stock, $.55 per share					(8,794)			(8,794)
Shares issued for dividend reinvestment plan	36,368		36	793				829
Shares issued from treasury and redeemed related to exercise of stock options		(5,414)		(28)			105	77
Restricted stock granted	10,989	(67,402)	11	(1,319)			1,308	0
Forfeiture of restricted stock		5,290		102			(102)	0
Stock-based compensation expense				625				625
Purchase of restricted stock for tax withholding		7,659					(157)	(157)
Treasury stock purchases		61,696					(1,531)	(1,531)
Balance, June 30, 2021	16,030,172	72,660	$16,030	$143,817	$136,756	$9,276	$(1,746)	$304,133

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

Operating results reported for the six-month period ended June 30, 2022 might not be indicative of the results for the year ending December 31, 2022. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

The Corporation has elected to apply the optional expedients prospectively for applicable loan and other contracts, and implementation of this election did not have a material effect on the Corporation’s financial position or results of operations.

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

(In Thousands, Except Share and Per Share Data)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Basic
Net income	$7,489	$7,060	$14,384	$15,847
Less: Dividends and undistributed earnings allocated to participating securities	(70)	(61)	(130)	(126)
Net income attributable to common shares	$7,419	$6,999	$14,254	$15,721
Basic weighted-average common shares outstanding	15,441,564	15,868,150	15,542,959	15,859,236
Basic earnings per common share (a)	$0.48	$0.44	$0.92	$0.99
Diluted
Net income attributable to common shares	$7,419	$6,999	$14,254	$15,721
Basic weighted-average common shares outstanding	15,441,564	15,868,150	15,542,959	15,859,236
Dilutive effect of potential common stock arising from stock options	3,009	6,833	3,360	5,922
Diluted weighted-average common shares outstanding	15,444,573	15,874,983	15,546,319	15,865,158
Diluted earnings per common share (a)	$0.48	$0.44	$0.92	$0.99
Weighted-average nonvested restricted shares outstanding	145,132	136,711	141,656	127,627
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the consolidated statements of income, less earnings allocated to non-vested restricted shares with nonforfeitable dividends (participating securities).

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Anti-dilutive stock options are excluded from earnings per share calculations. There were no anti-dilutive instruments in the three-month and six-month periods ended June 30, 2022 and 2021.

3. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive (loss) income. The components of other comprehensive (loss) income, and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended June 30, 2022
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(20,018)	$4,202	$(15,816)
Reclassification adjustment for losses realized in income	1	0	1
Other comprehensive loss from available-for-sale debt securities	(20,017)	4,202	(15,815)
Unfunded pension and postretirement obligations,
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(11)	2	(9)
Other comprehensive loss on unfunded retirement obligations	(11)	2	(9)
Total other comprehensive loss	$(20,028)	$4,204	$(15,824)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended June 30, 2021
Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$2,941	$(619)	$2,322
Reclassification adjustment for (gains) realized in income	(2)	0	(2)
Other comprehensive income from available-for-sale debt securities	$2,939	$(619)	$2,320
Unfunded pension and postretirement obligations,
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(4)	1	(3)
Other comprehensive loss on unfunded retirement obligations	(4)	1	(3)
Total other comprehensive income	$2,935	$(618)	$2,317

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2022
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(52,043)	$10,928	$(41,115)
Reclassification adjustment for (gains) realized in income	(1)	0	(1)
Other comprehensive loss from available-for-sale debt securities	(52,044)	10,928	(41,116)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	133	(27)	106
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(22)	4	(18)
Other comprehensive income on unfunded retirement obligations	111	(23)	88
Total other comprehensive loss	$(51,933)	$10,905	$(41,028)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2021
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(3,173)	$666	$(2,507)
Reclassification adjustment for (gains) realized in income	(2)	0	(2)
Other comprehensive loss from available-for-sale debt securities	(3,175)	666	(2,509)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	(5)	1	(4)
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(8)	2	(6)
Other comprehensive loss on unfunded retirement obligations	(13)	3	(10)
Total other comprehensive loss	$(3,188)	$669	$(2,519)

The amounts shown in the table immediately above are included in the following line items in the consolidated statements of income:

Affected Line Item in the
Description	Consolidated Statements of Income
Reclassification adjustment for losses (gains) realized in income (before-tax)	Realized (losses) gains on available-for-sale debt securities, net
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost (before-tax)	Other noninterest expense
Income tax effect	Income tax provision

Changes in the components of accumulated other comprehensive (loss) income are as follows and are presented net of tax:

(In Thousands)	Unrealized		Accumulated
	(Losses)	Unfunded	Other
	Gains	Retirement	Comprehensive
	on Securities	Obligations	(Loss) Income
Three Months Ended June 30, 2022
Balance, beginning of period	$(20,492)	$314	$(20,178)
Other comprehensive loss during three months ended June 30, 2022	(15,815)	(9)	(15,824)
Balance, end of period	$(36,307)	$305	$(36,002)

Three Months Ended June 30, 2021
Balance, beginning of period	$6,847	$112	$6,959
Other comprehensive income (loss) during three months ended June 30, 2021	2,320	(3)	2,317
Balance, end of period	$9,167	$109	$9,276

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Unrealized		Accumulated
	(Losses)	Unfunded	Other
	Gains	Retirement	Comprehensive
	on Securities	Obligations	(Loss) Income
Six Months Ended June 30, 2022
Balance, beginning of period	$4,809	$217	$5,026
Other comprehensive (loss) income during six months ended June 30, 2022	(41,116)	88	(41,028)
Balance, end of period	$(36,307)	$305	$(36,002)

Six Months Ended June 30, 2021
Balance, beginning of period	$11,676	$119	$11,795
Other comprehensive loss during six months ended June 30, 2021	(2,509)	(10)	(2,519)
Balance, end of period	$9,167	$109	$9,276

4. CASH AND DUE FROM BANKS

Cash and due from banks at June 30, 2022 and December 31, 2021 include the following:

(In Thousands)	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$60,337	$95,848
Certificates of deposit	8,850	9,100
Total cash and due from banks	$69,187	$104,948

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

Historically, C&N Bank has been required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. In March 2020, the Federal Reserve Board reduced reserve requirements for U.S. banks to 0%. Accordingly, C&N Bank had no required reserves at June 30, 2022 or December 31, 2021.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

5. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at June 30, 2022 and December 31, 2021 are summarized as follows:

(In Thousands)	June 30, 2022
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$38,151	$0	$(2,377)	$35,774
Obligations of U.S. Government agencies	24,454	0	(1,669)	22,785
Bank holding company debt securities	28,942	0	(1,527)	27,415
Obligations of states and political subdivisions:
Tax-exempt	152,063	501	(13,164)	139,400
Taxable	72,204	19	(8,325)	63,898
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	114,367	1	(8,325)	106,043
Residential collateralized mortgage obligations	47,295	0	(2,534)	44,761
Commercial mortgage-backed securities	95,318	19	(8,576)	86,761
Total available-for-sale debt securities	$572,794	$540	$(46,497)	$526,837

(In Thousands)	December 31, 2021
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$25,058	$52	$(198)	$24,912
Obligations of U.S. Government agencies	23,936	563	(408)	24,091
Bank holding company debt securities	18,000	18	(31)	17,987
Obligations of states and political subdivisions:
Tax-exempt	143,427	4,749	(148)	148,028
Taxable	72,182	1,232	(649)	72,765
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	98,048	705	(572)	98,181
Residential collateralized mortgage obligations	44,015	437	(205)	44,247
Commercial mortgage-backed securities	86,926	1,548	(1,006)	87,468
Total available-for-sale debt securities	$511,592	$9,304	$(3,217)	$517,679

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021:

June 30, 2022	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$34,823	$(2,329)	$951	$(48)	$35,774	$(2,377)
Obligations of U.S. Government agencies	17,194	(1,162)	5,591	(507)	22,785	(1,669)
Bank holding company debt securities	27,415	(1,527)	0	0	27,415	(1,527)
Obligations of states and political subdivisions:
Tax-exempt	111,623	(12,626)	3,219	(538)	114,842	(13,164)
Taxable	52,067	(7,002)	5,184	(1,323)	57,251	(8,325)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	101,521	(7,908)	3,468	(417)	104,989	(8,325)
Residential collateralized mortgage obligations	44,621	(2,534)	0	0	44,621	(2,534)
Commercial mortgage-backed securities	67,194	(6,257)	12,176	(2,319)	79,370	(8,576)
Total temporarily impaired available-for-sale debt securities	$456,458	$(41,345)	$30,589	$(5,152)	$487,047	$(46,497)

December 31, 2021	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$18,886	$(198)	$0	$0	$18,886	$(198)
Obligations of U.S. Government agencies	9,735	(264)	4,856	(144)	14,591	(408)
Bank holding company debt securities	12,969	(31)	0	0	12,969	(31)
Obligations of states and political subdivisions:
Tax-exempt	17,852	(141)	549	(7)	18,401	(148)
Taxable	31,261	(517)	3,277	(132)	34,538	(649)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	71,451	(572)	0	0	71,451	(572)
Residential collateralized mortgage obligations	15,117	(205)	0	0	15,117	(205)
Commercial mortgage-backed securities	52,867	(1,006)	0	0	52,867	(1,006)
Total temporarily impaired available-for-sale debt securities	$230,138	$(2,934)	$8,682	$(283)	$238,820	$(3,217)

Gross realized gains and losses from available-for-sale debt securities were as follows:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Gross realized gains from sales	$2	$4	$4	$4
Gross realized losses from sales	(3)	(2)	(3)	(2)
Net realized (losses) gains	$(1)	$2	$1	$2

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of June 30, 2022. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	June 30, 2022
	Amortized	Fair
	Cost	Value
Due in one year or less	$15,872	$15,795
Due from one year through five years	75,486	72,612
Due from five years through ten years	92,369	86,353
Due after ten years	132,087	114,512
Sub-total	315,814	289,272
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	114,367	106,043
Residential collateralized mortgage obligations	47,295	44,761
Commercial mortgage-backed securities	95,318	86,761
Total	$572,794	$526,837

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

Investment securities carried at $243,298,000 at June 30, 2022 and $241,428,000 at December 31, 2021 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements and Note 11 for information related to securities pledged against interest rate swap obligations.

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

A summary of information management considered in evaluating debt and equity securities for OTTI at June 30, 2022 is provided below.

Debt Securities

At June 30, 2022 and December 31, 2021, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. As reflected in the table above, the fair value of available-for-sale debt securities as of June 30, 2022 was lower than the amortized cost basis by $45,957,000, or 8.0%. In comparison, the aggregate unrealized gain position was $6,087,000 (1.2%) at December 31, 2021. The unrealized decrease in fair value of the portfolio in the first half of 2022 was consistent with the significant increase in market interest rates that occurred during the period. Based on the results of the assessment, management believes there were no credit-related declines in fair value and that impairment of debt securities at June 30, 2022 and December 31, 2021 is temporary.

Equity Securities

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

FHLB-Pittsburgh stock, included in other assets in the consolidated balance sheets, was $13,443,000 at June 30, 2022 and $9,313,000 at December 31, 2021. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at June 30, 2022 and December 31, 2021. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

The Corporation has a marketable equity security included in other assets in the consolidated balance sheets with a carrying value of $895,000 at June 30, 2022 and $971,000 at December 31, 2021, consisting exclusively of one mutual fund. There was an unrealized loss on the mutual fund of $105,000 at June 30, 2022 and $29,000 at December 31, 2021. Changes in the unrealized gains or losses on this security are included in other noninterest income in the consolidated statements of income.

6. LOANS

The loans receivable portfolio is segmented into commercial, residential mortgage and consumer loans. Loans outstanding at June 30, 2022 and December 31, 2021 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type

(In Thousands)

	June 30,	December 31,
	2022	2021
Commercial:
Commercial loans secured by real estate	$656,892	$569,840
Commercial and industrial	171,999	159,073
Paycheck Protection Program - 1st Draw	44	1,356
Paycheck Protection Program - 2nd Draw	6,208	25,508
Political subdivisions	87,512	81,301
Commercial construction and land	58,786	60,579
Loans secured by farmland	12,967	11,121
Multi-family (5 or more) residential	53,753	50,089
Agricultural loans	2,628	2,351
Other commercial loans	15,767	17,153
Total commercial	1,066,556	978,371
Residential mortgage:
Residential mortgage loans - first liens	482,505	483,629
Residential mortgage loans - junior liens	23,036	23,314
Home equity lines of credit	40,887	39,252
1-4 Family residential construction	26,071	23,151
Total residential mortgage	572,499	569,346
Consumer	18,549	17,132
Total	1,657,604	1,564,849
Less: allowance for loan losses	(14,547)	(13,537)
Loans, net	$1,643,057	$1,551,312

In the table above, outstanding loan balances are presented net of deferred loan origination fees, net, of $4,031,000 at June 30, 2022 and $4,247,000 at December 31, 2021.

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

As of June 30, 2022, the recorded investment in 1st Draw PPP loans was $44,000, including contractual principal balances of $49,000, reduced by net deferred origination fees of $5,000. The recorded investment in 2nd Draw PPP loans was $6,208,000, including contractual principal balances of $6,392,000 reduced by net deferred origination fees of $184,000. Interest and fees on PPP loans which are included in taxable interest and fees on loans in the unaudited consolidated statements of income totaled $206,000 in the second quarter 2022 and $1,249,000 in the second quarter 2021, and $781,000 in the six-month period ended June 30, 2022 and $3,247,000 in the six-month period ended June 30, 2021.

Acquired loans were initially recorded at fair value, with adjustments made to gross amortized cost based on movements in interest rates (market rate adjustment) and based on credit fair value adjustments on non-impaired loans and impaired loans. Subsequently, the Corporation has recognized amortization and accretion of a portion of the market rate adjustments and credit adjustments on non-impaired (performing) loans, and a partial recovery of purchased credit impaired (PCI) loans. For the three-month and six-month periods ended June 30, 2022 and 2021, adjustments to the initial market rate and credit fair value adjustments of performing loans were recognized as follows:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Market Rate Adjustment
Adjustments to gross amortized cost of loans at beginning of period	$(885)	$352	$(637)	$718
Accretion (amortization) recognized in interest income	19	(357)	(229)	(723)
Adjustments to gross amortized cost of loans at end of period	$(866)	$(5)	$(866)	$(5)
Credit Adjustment on Non-impaired Loans
Adjustments to gross amortized cost of loans at beginning of period	$(2,782)	$(5,182)	$(3,335)	$(5,979)
Accretion recognized in interest income	379	680	932	1,477
Adjustments to gross amortized cost of loans at end of period	$(2,403)	$(4,502)	$(2,403)	$(4,502)

A summary of PCI loans held at June 30, 2022 and December 31, 2021 is as follows:

(In Thousands)	June 30,	December 31,
	2022	2021
Outstanding balance	$5,766	$9,802
Carrying amount	3,879	6,558

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In the second quarter 2022, the Corporation received repayments on PCI loans in excess of previous carrying amounts, resulting in income of $14,000 as compared to $18,000 in the second quarter 2021. In the six-month period ended June 30, 2022, the Corporation received repayments on PCI loans in excess of previous carrying amounts, resulting in income of $1,412,000 as compared to $18,000 in the six-month period ended June 30, 2021. These amounts are included in interest and fees on taxable loans in the unaudited consolidated statements of income.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of June 30, 2022 and December 31, 2021, management determined that no allowance for credit losses related to unfunded loan commitments was required.

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month and six-month periods ended June 30, 2022 and 2021 were as follows:

Three Months Ended June 30, 2022	March 31, 2022				June 30, 2022
(In Thousands)	Balance	Charge-offs	Recoveries	Provision (Credit)	Balance
Allowance for Loan Losses:
Commercial:
Commercial loans secured by real estate	$5,017	$0	$0	$(35)	$4,982
Commercial and industrial	2,841	0	0	(49)	2,792
Commercial construction and land	391	0	0	124	515
Loans secured by farmland	129	0	0	(17)	112
Multi-family (5 or more) residential	367	0	0	(28)	339
Agricultural loans	27	0	0	(4)	23
Other commercial loans	150	0	0	(19)	131
Total commercial	8,922	0	0	(28)	8,894
Residential mortgage:
Residential mortgage loans - first liens	3,810	0	1	(122)	3,689
Residential mortgage loans - junior liens	181	0	0	(1)	180
Home equity lines of credit	306	0	0	2	308
1-4 Family residential construction	148	0	0	67	215
Total residential mortgage	4,445	0	1	(54)	4,392
Consumer	237	(41)	8	57	261
Unallocated	667	0	0	333	1,000
Total Allowance for Loan Losses	$14,271	$(41)	$9	$308	$14,547

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Three Months Ended June 30, 2021	March 31, 2021				June 30, 2021
(In Thousands)	Balance	Charge-offs	Recoveries	Provision (Credit)	Balance
Allowance for Loan Losses:
Commercial:
Commercial loans secured by real estate	$3,350	$0	$2	$100	$3,452
Commercial and industrial	2,187	0	0	594	2,781
Commercial construction and land	476	0	0	(24)	452
Loans secured by farmland	111	0	0	2	113
Multi-family (5 or more) residential	255	0	0	(105)	150
Agricultural loans	26	0	0	(1)	25
Other commercial loans	159	0	0	(14)	145
Total commercial	6,564	0	2	552	7,118
Residential mortgage:
Residential mortgage loans - first liens	3,507	(11)	1	39	3,536
Residential mortgage loans - junior liens	334	0	0	(7)	327
Home equity lines of credit	281	0	1	12	294
1-4 Family residential construction	78	0	0	120	198
Total residential mortgage	4,200	(11)	2	164	4,355
Consumer	220	(36)	13	34	231
Unallocated	677	0	0	(6)	671
Total Allowance for Loan Losses	$11,661	$(47)	$17	$744	$12,375

For the three months ended June 30, 2022, the provision for loan losses was $308,000, a decrease in expense of $436,000 as compared to $744,000 for the three months ended June 30, 2021. The second quarter 2022 provision included a net recovery of $271,000 related to specific loans (net decrease in specific allowances on loans of $303,000 offset by net charge-offs of $32,000), an increase of $246,000 in the collectively determined portion of the allowance and an increase of $333,000 in the unallocated portion of the allowance. The second quarter 2021 provision included a net charge of $383,000 related to specific loans (net increase in specific allowances on loans of $353,000 and net charge-offs of $30,000), an increase of $367,000 in the collectively determined portion of the allowance and a $6,000 decrease in the unallocated portion.

	December 31,				June 30,
Six Months Ended June 30, 2022	2021			Provision	2022
(In Thousands)	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Commercial:
Commercial loans secured by real estate	$4,405	$0	$0	$577	$4,982
Commercial and industrial	2,723	(150)	0	219	2,792
Commercial construction and land	637	0	0	(122)	515
Loans secured by farmland	115	0	0	(3)	112
Multi-family (5 or more) residential	215	0	0	124	339
Agricultural loans	25	0	0	(2)	23
Other commercial loans	173	0	0	(42)	131
Total commercial	8,293	(150)	0	751	8,894
Residential mortgage:
Residential mortgage loans - first liens	3,650	0	2	37	3,689
Residential mortgage loans - junior liens	184	0	0	(4)	180
Home equity lines of credit	302	0	15	(9)	308
1-4 Family residential construction	202	0	0	13	215
Total residential mortgage	4,338	0	17	37	4,392
Consumer	235	(71)	15	82	261
Unallocated	671	0	0	329	1,000
Total Allowance for Loan Losses	$13,537	$(221)	$32	$1,199	$14,547

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	December 31,				June 30,
Six Months Ended June 30, 2021	2020			Provision	2021
(In Thousands)	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Commercial:
Commercial loans secured by real estate	$3,051	$0	$2	$399	$3,452
Commercial and industrial	2,245	0	14	522	2,781
Commercial construction and land	454	0	0	(2)	452
Loans secured by farmland	120	0	0	(7)	113
Multi-family (5 or more) residential	236	0	0	(86)	150
Agricultural loans	34	0	0	(9)	25
Other commercial loans	168	0	0	(23)	145
Total commercial	6,308	0	16	794	7,118
Residential mortgage:
Residential mortgage loans - first liens	3,524	(11)	2	21	3,536
Residential mortgage loans - junior liens	349	0	0	(22)	327
Home equity lines of credit	281	0	2	11	294
1-4 Family residential construction	99	0	0	99	198
Total residential mortgage	4,253	(11)	4	109	4,355
Consumer	239	(47)	25	14	231
Unallocated	585	0	0	86	671
Total Allowance for Loan Losses	$11,385	$(58)	$45	$1,003	$12,375

For the six months ended June 30, 2022, the provision for loan losses was $1,199,000, an increase in expense of $196,000 as compared to $1,003,000 recorded for the first six months ended June 30, 2021. The provision for the six months ended June 30, 2022 includes a net recovery of $124,000 related to specific loans (net decrease in specific allowances on loans of $313,000 offset by net charge-offs of $189,000), an increase of $994,000 in the collectively determined portion of the allowance and a $329,000 increase in the unallocated portion. In comparison, the provision for loan losses for the six months ended June 30, 2021, includes a net charge of $565,000 related to specific loans (increase in specific allowances on loans of $552,000 and net charge-offs of $13,000), an increase of $352,000 in the collectively determined portion of the allowance and an $86,000 increase in the unallocated portion.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of June 30, 2022 and December 31, 2021:

June 30, 2022					Purchased
(In Thousands)		Special			Credit
	Pass	Mention	Substandard	Doubtful	Impaired	Total
Commercial:
Commercial loans secured by real estate	$631,192	$7,558	$14,367	$0	$3,775	$656,892
Commercial and Industrial	159,902	8,370	3,691	0	36	171,999
Paycheck Protection Program - 1st Draw	44	0	0	0	0	44
Paycheck Protection Program - 2nd Draw	6,208	0	0	0	0	6,208
Political subdivisions	87,512	0	0	0	0	87,512
Commercial construction and land	58,025	714	47	0	0	58,786
Loans secured by farmland	10,999	628	1,340	0	0	12,967
Multi-family (5 or more) residential	52,891	0	862	0	0	53,753
Agricultural loans	2,009	25	594	0	0	2,628
Other commercial loans	15,767	0	0	0	0	15,767
Total commercial	1,024,549	17,295	20,901	0	3,811	1,066,556
Residential Mortgage:
Residential mortgage loans - first liens	468,054	7,518	6,865	0	68	482,505
Residential mortgage loans - junior liens	22,554	167	315	0	0	23,036
Home equity lines of credit	40,214	58	615	0	0	40,887
1-4 Family residential construction	26,071	0	0	0	0	26,071
Total residential mortgage	556,893	7,743	7,795	0	68	572,499
Consumer	18,485	0	64	0	0	18,549
Totals	$1,599,927	$25,038	$28,760	$0	$3,879	$1,657,604

December 31, 2021					Purchased
(In Thousands)		Special			Credit
	Pass	Mention	Substandard	Doubtful	Impaired	Total
Commercial:
Commercial loans secured by real estate	$538,966	$10,510	$16,220	$0	$4,144	$569,840
Commercial and Industrial	142,775	10,841	4,694	0	763	159,073
Paycheck Protection Program - 1st Draw	1,356	0	0	0	0	1,356
Paycheck Protection Program - 2nd Draw	25,508	0	0	0	0	25,508
Political subdivisions	81,301	0	0	0	0	81,301
Commercial construction and land	59,816	715	48	0	0	60,579
Loans secured by farmland	10,011	186	924	0	0	11,121
Multi-family (5 or more) residential	47,638	0	873	0	1,578	50,089
Agricultural loans	1,802	0	549	0	0	2,351
Other commercial loans	17,150	3	0	0	0	17,153
Total commercial	926,323	22,255	23,308	0	6,485	978,371
Residential Mortgage:
Residential mortgage loans - first liens	469,044	7,981	6,534	0	70	483,629
Residential mortgage loans - junior liens	22,914	114	283	0	3	23,314
Home equity lines of credit	38,652	59	541	0	0	39,252
1-4 Family residential construction	23,151	0	0	0	0	23,151
Total residential mortgage	553,761	8,154	7,358	0	73	569,346
Consumer	17,092	0	40	0	0	17,132
Totals	$1,497,176	$30,409	$30,706	$0	$6,558	$1,564,849

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of June 30, 2022 and December 31, 2021.

June 30, 2022	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Commercial:
Commercial loans secured by real estate	$7,340	$649,552	$656,892	$427	$4,555	$4,982
Commercial and industrial	374	171,625	171,999	0	2,792	2,792
Paycheck Protection Program - 1st Draw	0	44	44	0	0	0
Paycheck Protection Program - 2nd Draw	0	6,208	6,208	0	0	0
Political subdivisions	0	87,512	87,512	0	0	0
Commercial construction and land	47	58,739	58,786	0	515	515
Loans secured by farmland	79	12,888	12,967	0	112	112
Multi-family (5 or more) residential	0	53,753	53,753	0	339	339
Agricultural loans	60	2,568	2,628	0	23	23
Other commercial loans	0	15,767	15,767	0	131	131
Total commercial	7,900	1,058,656	1,066,556	427	8,467	8,894
Residential mortgage:
Residential mortgage loans - first liens	648	481,857	482,505	0	3,689	3,689
Residential mortgage loans - junior liens	30	23,006	23,036	0	180	180
Home equity lines of credit	69	40,818	40,887	0	308	308
1-4 Family residential construction	0	26,071	26,071	0	215	215
Total residential mortgage	747	571,752	572,499	0	4,392	4,392
Consumer	0	18,549	18,549	0	261	261
Unallocated						1,000

Total	$8,647	$1,648,957	$1,657,604	$427	$13,120	$14,547

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2021	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Commercial:
Commercial loans secured by real estate	$10,926	$558,914	$569,840	$669	$3,736	$4,405
Commercial and industrial	2,503	156,570	159,073	71	2,652	2,723
Paycheck Protection Program - 1st Draw	0	1,356	1,356	0	0	0
Paycheck Protection Program - 2nd Draw	0	25,508	25,508	0	0	0
Political subdivisions	0	81,301	81,301	0	0	0
Commercial construction and land	0	60,579	60,579	0	637	637
Loans secured by farmland	83	11,038	11,121	0	115	115
Multi-family (5 or more) residential	1,578	48,511	50,089	0	215	215
Agricultural loans	0	2,351	2,351	0	25	25
Other commercial loans	0	17,153	17,153	0	173	173
Total commercial	15,090	963,281	978,371	740	7,553	8,293
Residential mortgage:
Residential mortgage loans - first liens	630	482,999	483,629	0	3,650	3,650
Residential mortgage loans - junior liens	14	23,300	23,314	0	184	184
Home equity lines of credit	0	39,252	39,252	0	302	302
1-4 Family residential construction	0	23,151	23,151	0	202	202
Total residential mortgage	644	568,702	569,346	0	4,338	4,338
Consumer	0	17,132	17,132	0	235	235
Unallocated						671

Total	$15,734	$1,549,115	$1,564,849	$740	$12,126	$13,537

Summary information related to impaired loans at June 30, 2022 and December 31, 2021 is provided in the table immediately below.

(In Thousands)	June 30, 2022			December 31, 2021
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Commercial loans secured by real estate	$5,807	$3,948	$0	$6,600	$4,458	$0
Commercial and industrial	2,145	374	0	5,213	2,431	0
Residential mortgage loans - first liens	762	648	0	656	630	0
Residential mortgage loans - junior liens	75	30	0	124	14	0
Home equity lines of credit	69	69	0	0	0	0
Loans secured by farmland	79	79	0	83	83	0
Agricultural loans	60	60	0	0	0	0
Construction and other land loans	47	47	0	0	0	0
Multi-family (5 or more) residential	0	0	0	2,734	1,578	0
Total with no related allowance recorded	9,044	5,255	0	15,410	9,194	0

With a related allowance recorded:
Commercial loans secured by real estate	3,392	3,392	427	6,468	6,468	668
Commercial and industrial	0	0	0	72	72	72
Total with a related allowance recorded	3,392	3,392	427	6,540	6,540	740
Total	$12,436	$8,647	$427	$21,950	$15,734	$740

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The average balance of impaired loans and interest income recognized on these impaired loans is as follows:

(In Thousands)					Interest Income Recognized on
	Average Investment in Impaired Loans				Impaired Loans on a Cash Basis
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Commercial:
Commercial loans secured by real estate	$8,967	$12,022	$9,851	$12,137	$165	$85	$340	$229
Commercial and industrial	519	2,754	1,073	1,927	6	9	203	21
Commercial construction and land	47	0	47	0	0	0	1	0
Loans secured by farmland	80	84	81	84	0	0	0	1
Multi-family (5 or more) residential	0	1,578	395	1,587	0	30	1,156	91
Agricultural loans	60	67	61	68	0	1	2	3
Total commercial	9,673	16,505	11,508	15,803	171	125	1,702	345
Residential mortgage:
Residential mortgage loans - first lien	585	1,717	575	2,084	5	20	12	57
Residential mortgage loans - junior lien	33	430	35	433	3	4	6	9
Home equity lines of credit	34	0	17	0	1	0	2	0
Total residential mortgage	652	2,147	627	2,517	9	24	20	66
Total	$10,325	$18,652	$12,135	$18,320	$180	$149	$1,722	$411

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	June 30, 2022		December 31, 2021
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial:
Commercial loans secured by real estate	$1,215	$7,350	$738	$10,885
Commercial and industrial	62	306	30	2,299
Commercial construction and land	0	47	0	48
Loans secured by farmland	0	79	28	83
Multi-family (5 or more) residential	0	0	0	1,578
Agricultural loans	60	0	65	0
Total commercial	1,337	7,782	861	14,893
Residential mortgage:
Residential mortgage loans - first liens	1,153	3,687	1,144	4,005
Residential mortgage loans - junior liens	64	0	69	3
Home equity lines of credit	113	125	102	82
Total residential mortgage	1,330	3,812	1,315	4,090
Consumer	27	48	43	16
Totals	$2,694	$11,642	$2,219	$18,999

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual. PCI loans with a total recorded investment of $3,879,000 at June 30, 2022 and $6,558,000 at December 31, 2021 are classified as nonaccrual.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The table below presents a summary of the contractual aging of loans as of June 30, 2022 and December 31, 2021. Loans modified under the Corporation’s program designed to work with clients impacted by COVID-19 are included in the current and past due less than 30 days category in the table that follows.

(In Thousands)	As of June 30, 2022				As of December 31, 2021
	Current &				Current &
	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Commercial:
Commercial loans secured by real estate	$652,741	$1,984	$2,167	$656,892	$563,658	$762	$5,420	$569,840
Commercial and industrial	171,492	381	126	171,999	158,188	72	813	159,073
Paycheck Protection Program - 1st Draw	44	0	0	44	1,339	17	0	1,356
Paycheck Protection Program - 2nd Draw	6,208	0	0	6,208	25,508	0	0	25,508
Political subdivisions	87,512	0	0	87,512	81,301	0	0	81,301
Commercial construction and land	58,542	197	47	58,786	60,509	70	0	60,579
Loans secured by farmland	12,629	259	79	12,967	11,010	0	111	11,121
Multi-family (5 or more) residential	53,753	0	0	53,753	48,532	0	1,557	50,089
Agricultural loans	2,568	0	60	2,628	2,279	7	65	2,351
Other commercial loans	15,767	0	0	15,767	17,153	0	0	17,153
Total commercial	1,061,256	2,821	2,479	1,066,556	969,477	928	7,966	978,371

Residential mortgage:
Residential mortgage loans - first liens	476,500	3,009	2,996	482,505	475,637	5,038	2,954	483,629
Residential mortgage loans - junior liens	22,939	33	64	23,036	23,229	16	69	23,314
Home equity lines of credit	40,198	489	200	40,887	38,830	279	143	39,252
1-4 Family residential construction	26,071	0	0	26,071	23,151	0	0	23,151
Total residential mortgage	565,708	3,531	3,260	572,499	560,847	5,333	3,166	569,346
Consumer	18,422	52	75	18,549	17,001	72	59	17,132
Totals	$1,645,386	$6,404	$5,814	$1,657,604	$1,547,325	$6,333	$11,191	$1,564,849

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at June 30, 2022 and December 31, 2021 is as follows:

(In Thousands)	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
June 30, 2022 Nonaccrual Totals	$7,200	$1,322	$3,120	$11,642
December 31, 2021 Nonaccrual Totals	$8,800	$1,227	$8,972	$18,999

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Loans whose terms are modified are classified as troubled debt restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at June 30, 2022 and December 31, 2021 is as follows:

(In Thousands)	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
June 30, 2022 Totals	$192	$47	$94	$3,871	$4,204
December 31, 2021 Totals	$248	$40	$65	$5,452	$5,805

At June 30, 2022 and December 31, 2021, there were no commitments to loan additional funds to borrowers whose loans have been classified as TDRs.

TDRs that occurred during the three-month and six-month periods ended June 30, 2022 and 2021 are as follows:

(Balances in Thousands)	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2021
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Residential mortgage - first liens,
Reduced monthly payments for a fifteen-month period	0	$0	1	$116
Total	0	$0	1	$116

	Six Months Ended		Six Months Ended
(Balances in Thousands)	June 30, 2022		June 30, 2021
		Post-		Post-
	Number	Modification	Number	Modification
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Residential mortgage - first liens:
Reduced monthly payments and extended maturity date	0	$0	1	$12
Reduced monthly payments for a fifteen-month period	0	0	1	116
Home equity lines of credit,
Reduced monthly payments and extended maturity date	0	0	1	24
Total	0	$0	3	$152

In the second quarters of 2022 and 2021, there were no defaults on loans for which TDRs were entered into within the previous 12 months. In the six-month periods ended June 30, 2022 and 2021, defaults on loans for which modifications that were considered to be TDR and were entered into within the previous 12 months are summarized as follows:

(Balances in Thousands)	Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021
	Number		Number
	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment
Commercial loans secured by real estate	0	$0	1	$3,392
Total	0	$0	1	$3,392

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in foreclosed assets held for sale in the unaudited consolidated balance sheets) is as follows:

(In Thousands)	June 30,	December 31,
	2022	2021
Foreclosed residential real estate	$230	$256

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	June 30,	December 31,
	2022	2021
Residential real estate in process of foreclosure	$1,044	$1,260

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Information related to core deposit intangibles is as follows:

(In Thousands)	June 30,	December 31,
	2022	2021
Gross amount	$6,639	$6,639
Accumulated amortization	(3,542)	(3,323)
Net	$3,097	$3,316

Amortization expense related to core deposit intangibles is included in other noninterest expense in the consolidated statements of income, as follows:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Amortization expense	$109	$134	$219	$268

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. At June 30, 2022 and December 31, 2021, the net carrying value of goodwill was $52,505,000.

8. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	June 30,	December 31,
	2022	2021
FHLB-Pittsburgh borrowings	$88,500	$0
Customer repurchase agreements	1,542	1,803
Total short-term borrowings	$90,042	$1,803

The Corporation had available credit with other correspondent banks totaling $95,000,000 at June 30, 2022 and $45,000,000 at December 31, 2021. These lines of credit are primarily unsecured. No amounts were outstanding at June 30, 2022 or December 31, 2021.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At June 30, 2022, the Corporation had available credit in the amount of $17,491,000 on this line with no outstanding advances. At December 31, 2021, the Corporation had available credit in the amount of $13,642,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with a carrying value of $18,267,000 at June 30, 2022 and $14,034,000 at December 31, 2021.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at June 30, 2022 and December 31, 2021. The carrying value of the underlying securities was $1,560,000 at June 30, 2022 and $1,820,000 at December 31, 2021.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $1,158,305,000 at June 30, 2022 and $1,046,242,000 at December 31, 2021. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in other assets in the consolidated balance sheets) were $13,443,000 at June 30, 2022 and $9,313,000 at December 31, 2021. The Corporation’s total credit facility with FHLB-Pittsburgh was $779,941,000 at June 30, 2022, including an unused (available) amount of $648,294,000. At December 31, 2021, the Corporation’s total credit facility with FHLB-Pittsburgh was $756,868,000, including an unused (available) amount of $723,557,000.

At June 30, 2022 there was an overnight borrowing from FHLB-Pittsburgh of $88,500,000 with a rate of 1.75% and no short-term advances. At December 31, 2021, there were no overnight borrowings or short-term advances from FHLB-Pittsburgh.

LONG-TERM BORROWINGS – FHLB ADVANCES

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	June 30,	December 31,
	2022	2021
Loans maturing in 2022 with a weighted-average rate of 0.61%	$4,031	$15,452
Loans maturing in 2023 with a weighted-average rate of 1.35%	9,356	7,119
Loans maturing in 2024 with a weighted-average rate of 2.76%	23,081	5,099
Loan maturing in 2025 with a rate of 4.91%	323	372
Total long-term FHLB-Pittsburgh borrowings	$36,791	$28,042

Note: Weighted-average rates are presented as of June 30, 2022.

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

The Senior Notes were recorded, net of debt issuance costs of $337,000, at an initial carrying amount of $14,663,000. Debt issuance costs are amortized over the term of the Senior Notes as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Senior Notes totaling $16,000 in the second quarter 2022 and $32,000 in the six-month period ended June 30, 2022, and $7,000 in the three-month and six-month periods ended June 30, 2021, was included in interest expense in the unaudited consolidated statements of income.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At June 30, 2022 and December 31, 2021, outstanding Senior Notes are as follows:

(In Thousands)	June 30,	December 31,
	2022	2021
Senior Notes with an aggregate par value of $15,000,000; bearing interest at 2.75% with an effective interest rate of 3.23%; maturing in June 2026	$14,733	$14,701
Total carrying value	$14,733	$14,701

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

The Subordinated Notes were recorded, net of debt issuance costs of $563,000, at an initial carrying amount of $24,437,000. Debt issuance costs are amortized through June 1, 2026 as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Subordinated Notes totaling $26,000 in the second quarter 2022 and $52,000 in the six-month period ended June 30, 2022, and $13,000 in the three-month and six-month periods ended June 30, 2021, was included in interest expense in the unaudited consolidated statements of income.

At June 30, 2022 and December 31, 2021, the carrying amounts of subordinated debt agreements are as follows:

(In Thousands)	June 30,	December 31,
	2022	2021
Agreements with an aggregate par value of $6,500,000; bearing interest at 6.50%; maturing in April 2027 and redeemed at par in April 2022	$0	$6,500
Agreement with a par value of $2,000,000; bearing interest at 6.50% with an effective interest rate of 5.60%; maturing in July 2027 and redeemed at par in June 2022	0	2,008
Agreements with a par value of $25,000,000; bearing interest at 3.25% with an effective interest rate of 3.74%; maturing in June 2031 and redeemable at par in June 2026	24,553	24,501
Total carrying value	$24,553	$33,009

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

9. STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of officers and an Independent Directors Stock Incentive Plan. The 2022 restricted stock awards under the Stock Incentive Plan vest ratably over three years, and the 2022 restricted stock issued under the Independent Directors Stock Incentive Plan vests over one year. There were no restricted stock awards granted in the three-month period ended June 30, 2022. Following is a summary of restricted stock awards granted in the three-month period ended March 31, 2022:

(Dollars in Thousands)		Aggregate
		Grant
		Date
	Number of	Fair
	Shares	Value
1st quarter 2022 awards:
Time-based awards to independent directors	9,588	$240
Time-based awards to employees	51,638	1,293
Performance-based awards to employees	17,017	426
Total	78,243	$1,959

Compensation cost related to restricted stock is recognized based on the fair value of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. Total annual stock-based compensation for the year ending December 31, 2022 is estimated to total $1,610,000. Total stock-based compensation expense attributable to restricted stock awards amounted to $413,000 in the second quarter 2022 and $284,000 in the second quarter 2021. Total stock-based compensation expense attributable to restricted stock awards amounted to $781,000 in the six-month period ended June 30, 2022 and $625,000 in the six-month period ended June 30, 2021.

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

The aggregate notional amount of interest rate swaps was $115,050,000 at June 30, 2022 and $123,094,000 at December 31, 2021. There were no interest rate swaps originated in the six-month periods ended June 30, 2022 and 2021. There were no gross amounts of interest rate swap-related assets and liabilities not offset in the consolidated balance sheets at June 30, 2022. The net impact on the consolidated statements of income from interest rate swaps was a reduction in interest income on loans of $220,000 in the second quarter 2022 and $537,000 in the six months ended June 30, 2022 as compared to a reduction in interest income on loans of $340,000 in the second quarter 2021 and $678,000 in the six months ended June 30, 2021.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the consolidated balance sheets at June 30, 2022 and December 31, 2021:

(In Thousands)	At June 30, 2022				At December 31, 2021
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
	Amount	Value (1)	Amount	Value (2)	Amount	Value (1)	Amount	Value (2)
Interest rate swap agreements	$57,525	$1,619	$57,525	$1,619	$61,547	$3,104	$61,547	$3,104

(1)	Included in other assets in the consolidated balance sheets.
(2)	Included in accrued interest and other liabilities in the consolidated balance sheets.

The Corporation’s agreement with its derivative counterparty provides that if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. Further, if the Corporation were to fail to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements. Available-for-sale securities with a carrying value of $2,338,000 were pledged as collateral against the Corporation’s obligations related to the interest rate swaps at June 30, 2022.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At June 30, 2022 and December 31, 2021, assets and liabilities measured at fair value and the valuation methods used are as follows:

	June 30, 2022
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$35,774	$0	$0	$35,774
Obligations of U.S. Government agencies	0	22,785	0	22,785
Bank holding company debt securities	0	27,415	0	27,415
Obligations of states and political subdivisions:
Tax-exempt	0	139,400	0	139,400
Taxable	0	63,898	0	63,898
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	106,043	0	106,043
Residential collateralized mortgage obligations	0	44,761	0	44,761
Commercial mortgage-backed securities	0	86,761	0	86,761
Total available-for-sale debt securities	35,774	491,063	0	526,837
Marketable equity security	895	0	0	895
Servicing rights	0	0	2,640	2,640
Interest rate swap agreements, assets	0	1,619	0	1,619
Total recurring fair value measurements, assets	$36,669	$492,682	$2,640	$531,991

Recurring fair value measurements, liabilities,
Interest rate swap agreements, liabilities	$0	$1,619	$0	$1,619

Nonrecurring fair value measurements, assets:
Impaired loans, net	$0	$0	$2,965	$2,965
Foreclosed assets held for sale	0	0	505	505
Total nonrecurring fair value measurements, assets	$0	$0	$3,470	$3,470

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	December 31, 2021
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$24,912	$0	$0	$24,912
Obligations of U.S. Government agencies	0	24,091	0	24,091
Bank holding company debt securities	0	17,987	0	17,987
Obligations of states and political subdivisions:
Tax-exempt	0	148,028	0	148,028
Taxable	0	72,765	0	72,765
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	98,181	0	98,181
Residential collateralized mortgage obligations	0	44,247	0	44,247
Commercial mortgage-backed securities	0	87,468	0	87,468
Total available-for-sale debt securities	24,912	492,767	0	517,679
Marketable equity security	971	0	0	971
Servicing rights	0	0	2,329	2,329
Interest rate swap agreements, assets	0	3,104	0	3,104
Total recurring fair value measurements, assets	$25,883	$495,871	$2,329	$524,083

Recurring fair value measurements, liabilities,
Interest rate swap agreements, liabilities	$0	$3,104	$0	$3,104

Nonrecurring fair value measurements, assets:
Impaired loans, net	$0	$0	$5,800	$5,800
Foreclosed assets held for sale	0	0	684	684
Total nonrecurring fair value measurements, assets	$0	$0	$6,484	$6,484

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At June 30, 2022 and December 31, 2021, quantitative information regarding valuation techniques and the significant unobservable inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	6/30/2022	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		6/30/2022
Servicing rights	$2,640	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	152.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/2021	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2021
Servicing rights	$2,329	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	209.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

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

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Servicing rights balance, beginning of period	$2,429	$1,956	$2,329	$1,689
Originations of servicing rights	61	199	159	391
Unrealized gain (loss) included in earnings	150	(39)	152	36
Servicing rights balance, end of period	$2,640	$2,116	$2,640	$2,116

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

At June 30, 2022 and December 31, 2021, quantitative information regarding valuation techniques and the significant unobservable inputs used for nonrecurring fair value measurements using Level 3 methodologies are as follows:

(Dollars In Thousands)						Weighted
		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	6/30/2022	6/30/2022	6/30/2022	Technique	Inputs	6/30/2022

Impaired loans:
Commercial:
Commercial loans secured by real estate	$3,392	$427	$2,965	Sales comparison	Discount to appraised value	25%
Total impaired loans	$3,392	$427	$2,965
Foreclosed assets held for sale - real estate:
Commercial real estate	$275	$0	$275	Sales comparison	Discount to appraised value	50%
Residential (1-4 family)	230	0	230	Sales comparison	Discount to appraised value	50%
Total foreclosed assets held for sale	$505	$0	$505

(Dollars In Thousands)						Weighted
		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2021	12/31/2021	12/31/2021	Technique	Inputs	12/31/2021

Impaired loans:
Commercial:
Commercial loans secured by real estate	$6,468	$668	$5,800	Sales comparison	Discount to appraised value	27%
Commercial and industrial	72	72	0	Liquidation of assets	Discount to appraised value	100%
Total impaired loans	$6,540	$740	$5,800
Foreclosed assets held for sale - real estate:
Commercial real estate	$428	$0	$428	Sales comparison	Discount to appraised value	50%
Residential (1-4 family)	256	0	256	Sales comparison	Discount to appraised value	53%
Total foreclosed assets held for sale	$684	$0	$684

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	June 30, 2022		December 31, 2021
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$60,337	$60,337	$95,848	$95,848
Certificates of deposit	Level 2	8,850	8,532	9,100	9,142
Restricted equity securities (included in Other Assets)	Level 2	13,693	13,693	9,562	9,562
Loans, net	Level 3	1,643,057	1,640,553	1,551,312	1,573,955
Accrued interest receivable	Level 2	7,740	7,740	7,235	7,235

Financial liabilities:
Deposits with no stated maturity	Level 2	1,665,866	1,665,866	1,639,167	1,639,167
Time deposits	Level 2	298,404	298,432	285,893	286,962
Short-term borrowings	Level 2	90,042	89,720	1,803	1,603
Long-term borrowings	Level 2	36,791	36,524	28,042	28,347
Senior debt	Level 2	14,733	12,355	14,701	15,016
Subordinated debt	Level 2	24,553	20,639	33,009	33,171
Accrued interest payable	Level 2	179	179	205	205

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

EARNINGS OVERVIEW

Second Quarter 2022 as Compared to Second Quarter 2021

Second quarter 2022 net income was $7,489,000, or $0.48 per diluted share. In comparison, second quarter 2021 net income was $7,060,000, or $0.44 per diluted share. Significant variances were as follows:

●	Second quarter 2022 net interest income of $19,625,000 was $944,000 higher than the second quarter 2021 total. The net interest rate spread increased 0.10%, as the average yield on earning assets increased 0.07% to 3.92%, while the average rate on interest-bearing liabilities decreased 0.03% to 0.45%. The net interest margin was 3.62% in the second quarter 2022, up from 3.52% in the second quarter 2021. Interest income from available-for-sale debt securities, on a fully taxable-equivalent basis, increased $984,000 in the second quarter 2022 as compared to the second quarter 2021, as the average balance (at amortized cost) of available-for-sale debt securities increased $205.2 million. Total interest and fees from loans originated under the U.S. Small Business Administration (SBA) Paycheck Protection Program (PPP) were $206,000 in the second quarter 2022, a decrease of $1,043,000 from the second quarter 2021 total of $1,249,000. Total interest and fees from loans excluding PPP was $18,309,000 in the second quarter 2022, an increase of $965,000 from the second quarter 2021 total of $17,344,000. Accretion and amortization of purchase accounting adjustments had a net positive impact on net interest income of $497,000 in the second quarter 2022 as compared to a net positive impact of $713,000 in the second quarter 2021. Average outstanding loans decreased $18.2 million, as average PPP loans decreased $116.2 million. Average loans, excluding PPP loans, were up $98.0 million in the second quarter 2022 over the second quarter 2021, an increase of 6.6%. Average total deposits increased $44.0 million (2.3%).

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	The provision for loan losses was $308,000 in the second quarter 2022 as compared to $744,000 in the second quarter 2021. The second quarter 2022 provision included a net recovery of $271,000 related to specific loans (net decrease in specific allowances on loans of $303,000 offset by net charge-offs of $32,000), an increase of $246,000 in the collectively determined portion of the allowance and an increase of $333,000 in the unallocated portion of the allowance. The second quarter 2021 provision included a net charge of $383,000 related to specific loans (net increase in specific allowances on loans of $353,000 and net charge-offs of $30,000), an increase of $367,000 in the collectively determined portion of the allowance and a $6,000 decrease in the unallocated portion.
●	Noninterest income for the second quarter 2022 was up $527,000 from the second quarter 2021 total. Significant variances included the following:
o	Other noninterest income of $1,456,000 increased $756,000 from the second quarter 2021 total including an increase in income from tax credits of $795,000. The increase in income from tax credits resulted from a timing difference related to PA Educational Improvement Tax Credit Program donations. In the second quarter 2022, the Corporation made PA Educational Improvement Tax Credit Program donations totaling $800,000, comparable to the amount of such donations made in the first quarter 2021 and for which the associated income from tax credits was recognized in the first quarter 2021.
o	Service charges on deposit accounts of $1,322,000 increased $249,000 from the second quarter 2021 total, as the volume of consumer and business overdraft and other activity increased.
o	Loan Servicing fees, net of $358,000 increased $212,000 from the second quarter 2021.The fair value of servicing rights increased $150,000 in the second quarter 2022 as compared to a decrease of $39,000 in the second quarter 2021 mainly due to changes in assumptions related to prepayments of mortgage loans.
o	Net gains from sales of loans of $220,000 decreased $705,000 from the second quarter 2021, reflecting a reduction in volume of residential mortgage loans sold.
●	Noninterest expense increased $1,640,000 in the second quarter 2022 over the second quarter 2021 amount. Significant variances included the following:
o	Salaries and employee benefits of $10,265,000 increased $766,000 from the second quarter 2021 total, including an increase in base salaries expense of $774,000. In addition to the impact of merit-based salary increases, the number of employees increased, reflecting expansion of the Southcentral PA market with the opening of an office in Lancaster as well as additions to staffing for information technology (IT), human resources and other functions. In total, the number of full-time equivalent employees (FTEs) increased by 17 (4.4%) to 405 in the second quarter 2022 as compared to the second quarter 2021. Also within this category, there was an increase in health care expense of $269,000 due to higher claims on the Corporation’s partially self-insured plan. Decreases include a reduction in estimated total cash and stock-based incentive compensation expense of $234,000 and severance expense of $233,000 in 2021 with no comparable amount in 2022.
o	Other noninterest expense of $2,431,000 increased $680,000 from the second quarter 2021 total. Within this category, significant variances included the following:
●	Donations expense totaled $848,000 in the second quarter 2022, up $838,000 from the second quarter 2021 total, including donations relating to the PA Educational Improvement Tax Credit Program as described above.
●	Reductions in the allowance for SBA claim adjustments attributable to more favorable claim results than previously estimated resulted in a reduction in expense of $48,000 in the second quarter 2022 as compared to a reduction in expense of $163,000 in the second quarter 2021.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	There was a net reduction in other operational losses of $272,000 in the second quarter 2022, as compared to expense of $26,000 in the second quarter 2021. In the second quarter 2022, there was a reversal of previously accrued amounts of $301,000 from abatement of Trust Department tax compliance penalties that were previously accrued or paid.

o	Data processing and telecommunications of $1,720,000 increased $233,000 from the second quarter 2021 total, including the impact of increases in software licensing and maintenance costs as well as costs related to enhancements of data management capabilities.
●	The income tax provision of $1,618,000, or 17.8% of pre-tax income for the second quarter 2022 decreased $162,000 from $1,780,000, or 20.1% of pre-tax income for the second quarter 2021. City and state tax provisions totaled $107,000 in the second quarter 2022, down $207,000 from the second quarter 2021 amount as the second quarter 2021 total included catch-up adjustments from the previous year and estimates totaling approximately $100,000 that were reduced in the third quarter of 2021. Further, the lower effective tax rate for the second quarter 2022 includes the benefit of the $301,000 reversal of Trust Department tax compliance penalties being non-taxable.

Six Months Ended June 30, 2022 as Compared to Six Months Ended June 30, 2021

Net income for the six-month period ended June 30, 2022 was $14,384,000, or $0.92 per diluted share, while net income for the first six months of 2021 was $15,847,000 or $0.99 per diluted share. Significant variances were as follows:

●	For the six-month period ended June 30, 2022, net interest income of $39,957,000 was $1,193,000 higher than in the same period in 2021. Interest income from available-for-sale debt securities, on a fully taxable-equivalent basis, increased $1,944,000 in 2022 as compared to 2021, as the average balance (at amortized cost) of available-for-sale debt securities increased $202.3 million. Total interest and fees on loans decreased $1,000,000 in 2022 as compared to 2021. Interest and fees on loans included $1,412,000 in 2022 and $18,000 in 2021 from repayments received on purchased credit impaired loans in excess of previous carrying amounts. Total interest and fees from loans originated under the SBA PPP were $781,000 in 2022, a decrease of $2,466,000 from the 2021 total of $3,247,000. Accretion and amortization of purchase accounting adjustments had a net positive impact on net interest income of $947,000 in 2022 as compared to a net positive impact of $1,665,000 in 2021. Average outstanding loans decreased $52.3 million, including a reduction in average PPP loans of $118.0 million. Average loans, excluding PPP loans, were up $65.7 million (4.4%) in the first six months of 2022 as compared to the first six months of 2021. Average total deposits increased $72.1 million (3.8%) in comparing the first six months of 2022 over the total for the first six months of 2021.
●	For the first six months of 2022, the provision for loan losses was $1,199,000, an increase in expense of $196,000 as compared to $1,003,000 recorded in the first six months of 2021. The provision for the first six months of 2022 includes a net recovery of $124,000 related to specific loans (net decrease in specific allowances on loans of $313,000 offset by net charge-offs of $189,000), an increase of $994,000 in the collectively determined portion of the allowance and a $329,000 increase in the unallocated portion. In comparison, the provision for loan losses in the first six months of 2021 includes a net charge of $565,000 related to specific loans (increase in specific allowances on loans of $552,000 and net charge-offs of $13,000), an increase of $352,000 in the collectively determined portion of the allowance and an $86,000 increase in the unallocated portion.
●	Noninterest income of $12,652,000 for the first six months of 2022 decreased $432,000 from the total for the first six months of 2021. Significant variances included the following:
o	Net gains from sales of loans of $602,000 decreased $1,387,000 reflecting a reduction in volume of residential mortgage loans sold.
o	Service charges on deposit accounts of $2,557,000 increased $469,000 as the volume of consumer and business overdraft and other activity increased.
o	Brokerage and insurance revenue of $1,088,000 increased $256,000, due to commissions on higher transaction volumes.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

o	Loan Servicing fees, net of $568,000 increased $174,000, reflecting growth in volume of residential mortgage loans sold with servicing retained. Further, the fair value of servicing rights increased $152,000 in 2022 as compared to an increase of $36,000 in 2021 mainly due to changes in assumptions related to prepayments of mortgage loans.
●	Noninterest expense of $33,925,000 for the first six months of 2022 increased $2,817,000 from the total for the first six months of 2021. Significant variances included the following:
o	Salaries and employee benefits of $20,872,000 increased $2,478,000, including an increase in base salaries expense of $1.8 million reflecting merit-based salary increases and an increase in number of personnel related to expansion as mentioned above. Additional increases include an increase in health care expense of $445,000 due to higher claims on the Corporation’s partially self-insured plan and $267,000 due to a lower portion of payroll costs capitalized (added to the carrying value of loans) due to the high volume of PPP loans originated in 2021. Decreases include a reduction in estimated cash and stock-based incentive compensation expense of $113,000 and severance expense of $233,000 in 2021 with no comparable amount in 2022.
o	Data processing and telecommunications of $3,343,000 increased $476,000, including the impact of increases in software licensing and maintenance costs as well as costs related to enhancements of data management capabilities.
o	Net occupancy and equipment expense of $2,719,000 increased $196,000, including computer supplies and repairs and maintenance related to IT and Digital departments and increases related to a new branch location in Lancaster, PA.
o	Other noninterest expense of $4,315,000 decreased $191,000. Within this category, significant variances included the following:
●	There was a reduction in expense for other operational losses of $254,000 in 2022, down $403,000 from expense of $149,000 in 2021, including a reduction in expense in 2022 of $301,000 from reversal of previously accrued Trust Department tax compliance penalties.
●	The allowance for SBA claim adjustments decreased, reflecting more favorable claim results than previously estimated, resulting in a reduction in expense of $290,000 in 2022 as compared to a reduction in expense of $163,000 in 2021.
●	Travel and entertainment expenses totaled $185,000 in the first six months of 2022, an increase of $125,000 over 2021.

o	Professional fees of $969,000 decreased $176,000, mainly due to decreases in recruiting services and PPP loan processing-related professional fees.
●	The income tax provision of $3,101,000, or 17.7% of pre-tax income for the first six months ended June 30, 2022 decreased $789,000 from $3,890,000, or 19.7% of pre-tax income for the first six months ended June 30, 2021. The lower provision in 2022 includes the impact of a reduction in pre-tax income. The lower effective tax rate in 2022 includes the impact of a $201,000 reduction in city and state tax expense as well as the benefit of the $301,000 reduction in expense from the reversal of tax penalties being non-taxable.

More detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of Management’s Discussion and Analysis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE I – QUARTERLY FINANCIAL DATA

(Dollars In Thousands,	For the Three Months Ended :
Except Per Share Data)	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(Unaudited)	2022	2022	2021	2021	2021	2021
Interest income	$21,309	$21,773	$21,246	$21,073	$20,428	$21,754
Interest expense	1,684	1,441	1,530	1,614	1,747	1,671
Net interest income	19,625	20,332	19,716	19,459	18,681	20,083
Provision for loan losses	308	891	1,128	1,530	744	259
Net interest income after provision for loan losses	19,317	19,441	18,588	17,929	17,937	19,824
Noninterest income	6,829	5,823	6,415	6,382	6,302	6,782
Noninterest expense	17,039	16,886	16,018	15,346	15,399	15,709
Income before income tax provision	9,107	8,378	8,985	8,965	8,840	10,897
Income tax provision	1,618	1,483	1,677	1,566	1,780	2,110
Net income	$7,489	$6,895	$7,308	$7,399	$7,060	$8,787
Net income attributable to common shares	$7,419	$6,835	$7,256	$7,336	$6,999	$8,722
Basic earnings per common share	$0.48	$0.44	$0.46	$0.47	$0.44	$0.55
Diluted earnings per common share	$0.48	$0.44	$0.46	$0.47	$0.44	$0.55

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and six-month periods ended June 30, 2022 and 2021. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. The Corporation believes presentation of net interest income on a fully taxable-equivalent basis provides investors with meaningful information for purposes of comparing returns on tax-exempt securities and loans with returns on taxable securities and loans. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Three-Month Periods Ended June 30, 2022 and 2021

For the three-month periods, fully taxable equivalent net interest income (a non-GAAP measure) was $19,937,000 in 2022, which was $988,000 (5.2%) higher than in 2021. Interest income in the second quarter was $21,621,000 which was $925,000 higher in 2022 as compared to 2021, while interest expense was lower by $63,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.62% in 2022 as compared to 3.52% in 2021, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) increased to 3.47% in 2022 from 3.37% in 2021. The average yield on earning assets of 3.92% was 0.07% higher in 2022 as compared to 2021, and the average rate on interest-bearing liabilities of 0.45% in 2022 was 0.03% lower.

Income from purchase accounting-related adjustments in the second quarter 2022 had a positive effect on net interest income of $497,000, including an increase in income on loans of $398,000 and net reductions in interest expense on time deposits and borrowed funds totaling $99,000. The positive impact to the second quarter 2022 net interest margin from purchase accounting adjustments was 0.09%. In comparison, the positive impact of purchase accounting adjustments to the second quarter 2021 net interest margin was $713,000, or 0.13%.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $21,621,000 in 2022, an increase of $925,000 from 2021.

Interest income from available-for-sale debt securities increased $984,000 in 2022 from 2021. The average balance of available-for-sale debt securities (at amortized cost) increased to $571,577,000 in 2022 from $366,329,000 in 2021. The increase in available-for-sale debt securities reflects the investment of funds that would otherwise have represented excess cash, particularly throughout most of 2021 and the first quarter 2022. The average yield on available-for-sale debt securities was 2.10% for 2022, down from 2.20% in 2021.

Income from interest-bearing due from banks totaled $92,000 in 2022, an increase of $18,000 from 2021. The average yield on interest-bearing due from banks was 0.78% in 2022 and 0.16% in 2021. The average balance of interest-bearing due from banks was $47,428,000 in the second quarter 2022 as compared to $182,586,000 in the second quarter 2021. Within this category, the largest asset balance in 2022 and 2021 has been interest-bearing deposits held with the Federal Reserve.

Interest and fees from loans receivable decreased $78,000 in 2022 as compared to 2021. Interest and fees on PPP loans totaled $206,000 in the second quarter 2022, a decrease of $1,043,000 from the second quarter 2021, as previously deferred fees were recognized in income upon the SBA’s repayment of loans based on forgiveness of the underlying borrowers.

Average outstanding loans receivable decreased $18,237,000 (1.1%) to $1,588,884,000 in 2022 from $1,607,121,000 in 2021, including a reduction in average PPP loans of $116,208,000. Average total loans outstanding, excluding PPP loans, increased $97,971,000 (6.6%).

The average yield on loans in the second quarter 2022 was 4.67%, up from 4.64% in the second quarter 2021.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

For the three-month periods, interest expense decreased $63,000 to $1,684,000 in 2022 from $1,747,000 in 2021. Interest expense on deposits decreased $87,000, as the average rate on interest-bearing deposits decreased to 0.32% in 2022 from 0.35% in 2021. The decrease in average rate on deposits includes a decrease of 0.14% on time deposits and increases of 0.05% on interest checking accounts and 0.03% on money market accounts.

Average total deposits increased $43,953,000 (2.3%) to $1,962,991,000 in the second quarter 2022 from $1,919,038,000 in the second quarter 2021. Average time deposits decreased $67,020,000, while the average total balance of other categories of noninterest-bearing demand and other deposits increased $110,973,000, or 7.0%. The increase in average deposits includes the impact of PPP-related activity and funding received over the last three quarters of 2020 and throughout 2021 from other government stimulus programs as well as growth in commercial deposits from new business.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Interest expense on short-term borrowings in the second quarter 2022 was $122,000 as compared to $7,000 in 2021. The average balance of short-term borrowings increased to $36,848,000 in 2022 from $6,528,000 in 2021 reflecting an increase in overnight borrowings to provide temporary funding to support significant loan growth in the second quarter 2022. The average rate on short-term borrowings was 1.33% in 2022, up from 0.43% in 2021, consistent with recent increases in Fed Funds and other short-term interest rates.

Interest expense on long-term borrowings (FHLB advances) decreased $54,000 to $55,000 in 2022 from $109,000 in 2021. The average balance of long-term borrowings was $19,516,000 in 2022, down from an average balance of $46,788,000 in 2021. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations. The average rate on long-term borrowings was 1.13% in 2022 compared to 0.93% in 2021.

Interest expense on senior notes issued in May 2021 totaled $120,000 in the second quarter 2022 as compared to $57,000 in 2021. The average balance of the senior notes increased to $14,725,000 in 2022 from $6,930,000 in 2021. The average rate on senior notes was 3.27% in 2022 compared to 3.30% in 2021.

Interest expense on subordinated debt decreased $100,000 to $257,000 in 2022 from $357,000 in 2021. The average balance of subordinated debt decreased slightly to $26,476,000 in 2022 from $26,916,000 in 2021. The average rate on subordinated debt decreased to 3.89% in 2022 from 5.32% in 2021. In May 2021, the Corporation issued subordinated debt with a par value of $25.0 million with an effective interest rate of 3.74%. In the second quarter 2021, the Corporation redeemed subordinated debt with an aggregate par value of $8.0 million and an effective interest rate of 5.49%. In the second quarter 2022, the Corporation redeemed subordinated debt with an aggregate par value of $6.5 million and an effective interest rate of 6.50%, and also redeemed an agreement with a par value of $2.0 million and an effective interest rate of 5.60%

More information regarding the terms of borrowed funds is provided in Note 8 to the unaudited consolidated financial statements.

Six-Month Periods Ended June 30, 2022 and 2021

For the six-month periods, fully taxable equivalent net interest income was $40,571,000 in 2022, which was $1,266,000 (3.2%) higher than in 2021. Interest income in 2022 was $43,696,000 which was $973,000 higher in 2022 as compared to 2021, while interest expense of $3,125,000 was lower by $293,000 in comparing the same periods. As presented in Table III, the Net Interest Margin was 3.74% in 2022 as compared to 3.75% in 2021, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) decreased slightly to 3.60% in 2022 from 3.61% in 2021. The average yield on earning assets of 4.02% was 0.06% lower in 2022 as compared to 2021, and the average rate on interest-bearing liabilities of 0.42% in 2022 was 0.05% lower.

Income from purchase accounting-related adjustments in the six months ended June 30, 2022 had a positive effect on net interest income of $947,000, including an increase in income on loans of $703,000 and net reductions in interest expense on time deposits and borrowed funds totaling $244,000. The positive impact of purchase accounting-related adjustments to the net interest margin was 0.09% in the first six months of 2022. In comparison, the net positive impact of purchase accounting-related adjustments was $1,665,000, with a positive impact on the net interest margin of 0.16% in the first six months of 2021.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $43,696,000 in 2022, an increase of $973,000 from 2021.

Interest income from available-for-sale debt securities increased $1,944,000 in 2022 from 2021. The average balance of available-for-sale debt securities (at amortized cost) increased to $553,208,000 in 2022 from $350,883,000 in 2021. The increase in available-for-sale debt securities reflects the investment of funds that would otherwise have represented excess cash throughout most of 2021 and the first quarter 2022. The average yield on available-for-sale debt securities was 2.14% for 2022, down from 2.26% in 2021.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Income from interest-bearing due from banks totaled $159,000 in 2022, an increase of $35,000 from 2021. The average yield on interest-bearing due from banks was 0.49% in 2022 and 0.18% in 2021. The average balance of interest-bearing due from banks was $65,670,000 in 2022 as compared to $137,851,000 in 2021. Within this category, the largest asset balance in 2022 and 2021 has been interest-bearing deposits held with the Federal Reserve.

Interest and fees from loans receivable decreased $1,000,000 in 2022 as compared to 2021. Interest and fees on PPP loans totaled $781,000 in 2022, a decrease of $2,466,000 from 2021, as previously deferred fees were recognized in income upon the SBA’s repayment of loans based on forgiveness of the underlying borrowers. In 2022, total interest and fees on loans included $1,412,000 from repayments received on purchased credit impaired loans in excess of previous carrying amounts as compared to income of $18,000 in 2021.

Average outstanding loans receivable decreased $52,292,000 (3.2%) to $1,568,486,000 in 2022 from $1,620,778,000 in 2021, including a reduction in average PPP loans of $117,952,000. Average total loans outstanding, excluding PPP loans, increased $65,660,000 (4.4%).

The average yield on loans in 2022 was 4.84%, up from 4.81% in 2021. The average yield on loans included the positive impact of the income on PCI loans in 2022 and the comparatively high yield on PPP loans.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

For the six-month periods, interest expense decreased $293,000 to $3,125,000 in 2022 from $3,418,000 in 2021. Interest expense on deposits decreased $455,000, as the average rate on interest-bearing deposits decreased to 0.29% in 2022 from 0.37% in 2021. The decrease in average rates on deposits included a decrease of 0.16% on time deposits.

Average total deposits increased $72,104,000 (3.8%) to $1,947,422,000 in 2022 from $1,875,318,000 in 2021. Average time deposits decreased $80,013,000, while the average total balance of other categories of deposits increased $152,717,000, or 10.0%. The increase in average deposits includes the impact of PPP-related activity and funding received over the last three quarters of 2020 and throughout 2021 from other government stimulus programs as well as growth in commercial deposits from new business.

Interest expense on short-term borrowings in 2022 was $123,000 as compared to $22,000 in 2021. The average balance of short-term borrowings increased to $19,394,000 in 2022 from $10,425,000 in 2021. The average rate on short-term borrowings was 1.28% in 2022 compared to 0.43% in 2021.

Interest expense on long-term borrowings (FHLB advances) decreased $139,000 to $104,000 in 2022 from $243,000 in 2021. The average balance of long-term borrowings was $22,791,000 in 2022, down from an average balance of $49,801,000 in 2021. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations. The average rate on long-term borrowings was 0.92% in 2022 compared to 0.98% in 2021.

Interest expense on senior notes issued in May 2021 totaled $238,000 in 2022 as compared to $57,000 in 2021. The average balance of the senior notes increased to $14,717,000 in 2022 from $3,484,000 in 2021. The average rate on senior notes was 3.26% in 2022 compared to 3.30% in 2021.

Interest expense on subordinated debt increased $19,000 to $620,000 in 2022 from $601,000 in 2021. The average balance of subordinated debt increased to $29,694,000 in 2022 from $21,758,000 in 2021. The average rate on subordinated debt decreased to 4.21% in 2022 from 5.57% in 2021 including the net impact of a new issue of subordinated debt of $24,437,000, net, at an effective rate of 3.74% in May 2021 and the redemption of subordinated notes totaling $8,000,000 in the second quarter 2021 and $8,500,000 in the second quarter 2022.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended				Six Months Ended
	June 30,		Increase/	.	June 30,		Increase/
(In Thousands)	2022	2021	(Decrease)		2022	2021	(Decrease)
INTEREST INCOME
Interest-bearing due from banks	$92	$74	$18		$159	$124	$35
Available-for-sale debt securities:
Taxable	2,036	1,187	849		4,005	2,300	1,705
Tax-exempt	959	824	135		1,864	1,625	239
Total available-for-sale debt securities	2,995	2,011	984		5,869	3,925	1,944
Loans receivable:
Taxable	17,721	16,826	895		35,695	34,319	1,376
Paycheck Protection Program - 1st Draw	11	859	(848)		49	2,671	(2,622)
Paycheck Protection Program - 2nd Draw	195	390	(195)		732	576	156
Tax-exempt	588	518	70		1,161	1,071	90
Total loans receivable	18,515	18,593	(78)		37,637	38,637	(1,000)
Other earning assets	19	18	1		31	37	(6)
Total Interest Income	21,621	20,696	925		43,696	42,723	973

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	308	235	73		502	456	46
Money market	369	320	49		631	626	5
Savings	64	57	7		125	112	13
Time deposits	389	605	(216)		782	1,301	(519)
Total interest-bearing deposits	1,130	1,217	(87)		2,040	2,495	(455)
Borrowed funds:
Short-term	122	7	115		123	22	101
Long-term - FHLB advances	55	109	(54)		104	243	(139)
Senior notes, net	120	57	63		238	57	181
Subordinated debt, net	257	357	(100)		620	601	19
Total borrowed funds	554	530	24		1,085	923	162
Total Interest Expense	1,684	1,747	(63)		3,125	3,418	(293)

Net Interest Income	$19,937	$18,949	$988		$40,571	$39,305	$1,266

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis (a non-GAAP measure), using the Corporation’s marginal federal income tax rate of 21%. The following table is a reconciliation of net interest income under U.S. GAAP as compared to net interest income as adjusted to a fully taxable-equivalent basis.

(In Thousands)	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
	2022	2021	(Decrease)	2022	2021	(Decrease)
Net Interest Income Under U.S. GAAP	$19,625	$18,681	$944	$39,957	$38,764	$1,193
Add: fully taxable-equivalent interest income adjustment from tax-exempt securities	191	162	29	374	321	53
Add: fully taxable-equivalent interest income adjustment from tax-exempt loans	121	106	15	240	220	20
Net Interest Income as adjusted to a fully taxable-equivalent basis	$19,937	$18,949	$988	$40,571	$39,305	$1,266

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table III - Analysis of Average Daily Balances and Rates

(Dollars in Thousands)	Three Months		Three Months		Six Months		Six Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	6/30/2022	Return/	6/30/2021	Return/	6/30/2022	Return/	6/30/2021	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Interest-bearing due from banks	$47,428	0.78%	$182,586	0.16%	$65,670	0.49%	$137,851	0.18%
Available-for-sale debt securities, at amortized cost:
Taxable	419,824	1.95%	243,228	1.96%	405,144	1.99%	230,551	2.01%
Tax-exempt	151,753	2.53%	123,101	2.68%	148,064	2.54%	120,332	2.72%
Total available-for-sale debt securities	571,577	2.10%	366,329	2.20%	553,208	2.14%	350,883	2.26%
Loans receivable:
Taxable	1,494,165	4.76%	1,418,171	4.76%	1,469,894	4.90%	1,423,417	4.86%
Paycheck Protection Program - 1st Draw	707	6.24%	53,639	6.42%	877	11.27%	78,863	6.83%
Paycheck Protection Program - 2nd Draw	8,565	9.13%	71,841	2.18%	13,157	11.22%	53,123	2.19%
Tax-exempt	85,447	2.76%	63,470	3.27%	84,558	2.77%	65,375	3.30%
Total loans receivable	1,588,884	4.67%	1,607,121	4.64%	1,568,486	4.84%	1,620,778	4.81%
Other earning assets	2,321	3.28%	2,467	2.93%	2,153	2.90%	2,658	2.81%
Total Earning Assets	2,210,210	3.92%	2,158,503	3.85%	2,189,517	4.02%	2,112,170	4.08%
Cash	23,114		25,453		21,915		24,629
Unrealized (loss) gain on securities	(36,675)		10,197		(19,686)		11,536
Allowance for loan losses	(14,509)		(11,992)		(14,148)		(11,866)
Bank-owned life insurance	30,857		30,301		30,789		30,228
Bank premises and equipment	21,556		20,620		21,301		20,982
Intangible assets	55,656		56,153		55,710		56,220
Other assets	55,735		42,516		50,373		43,566
Total Assets	$2,345,944		$2,331,751		$2,335,771		$2,287,465

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$431,997	0.29%	$387,942	0.24%	$425,599	0.24%	$372,056	0.25%
Money market	449,656	0.33%	433,295	0.30%	453,260	0.28%	420,141	0.30%
Savings	255,578	0.10%	227,426	0.10%	252,389	0.10%	220,470	0.10%
Time deposits	268,753	0.58%	335,773	0.72%	273,055	0.58%	353,068	0.74%
Total interest-bearing deposits	1,405,984	0.32%	1,384,436	0.35%	1,404,303	0.29%	1,365,735	0.37%
Borrowed funds:
Short-term	36,848	1.33%	6,528	0.43%	19,394	1.28%	10,425	0.43%
Long-term - FHLB advances	19,516	1.13%	46,788	0.93%	22,791	0.92%	49,801	0.98%
Senior notes, net	14,725	3.27%	6,930	3.30%	14,717	3.26%	3,484	3.30%
Subordinated debt, net	26,476	3.89%	26,916	5.32%	29,694	4.21%	21,758	5.57%
Total borrowed funds	97,565	2.28%	87,162	2.44%	86,596	2.53%	85,468	2.18%
Total Interest-bearing Liabilities	1,503,549	0.45%	1,471,598	0.48%	1,490,899	0.42%	1,451,203	0.47%
Demand deposits	557,007		534,602		543,119		509,583
Other liabilities	20,066		23,898		22,045		25,903
Total Liabilities	2,080,622		2,030,098		2,056,063		1,986,689
Stockholders' equity, excluding accumulated other comprehensive (loss) income	293,985		293,487		294,985		291,550
Accumulated other comprehensive (loss) income	(28,663)		8,166		(15,277)		9,226
Total Stockholders' Equity	265,322		301,653		279,708		300,776
Total Liabilities and Stockholders' Equity	$2,345,944		$2,331,751		$2,335,771		$2,287,465
Interest Rate Spread		3.47%		3.37%		3.60%		3.61%
Net Interest Income/Earning Assets		3.62%		3.52%		3.74%		3.75%

Total Deposits (Interest-bearing and Demand)	$1,962,991		$1,919,038		$1,947,422		$1,875,318
(1)	Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(3)	Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	Three Months Ended 6/30/22 vs. 6/30/21			.	Six Months Ended 6/30/22 vs. 6/30/21
	Change in	Change in	Total		Change in	Change in	Total
	Volume	Rate	Change		Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks	$(86)	$104	$18		$(91)	$126	$35
Available-for-sale debt securities:
Taxable	855	(6)	849		1,726	(21)	1,705
Tax-exempt	183	(48)	135		355	(116)	239
Total available-for-sale debt securities	1,038	(54)	984		2,081	(137)	1,944
Loans receivable:
Taxable	923	(28)	895		1,128	248	1,376
Paycheck Protection Program - 1st Draw	(954)	106	(848)		(3,677)	1,055	(2,622)
Paycheck Protection Program - 2nd Draw	(581)	386	(195)		(709)	865	156
Tax-exempt	160	(90)	70		281	(191)	90
Total loans receivable	(452)	374	(78)		(2,977)	1,977	(1,000)
Other earning assets	(2)	3	1		(7)	1	(6)
Total Interest Income	498	427	925		(994)	1,967	973

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	29	44	73		64	(18)	46
Money market	12	37	49		47	(42)	5
Savings	7	0	7		16	(3)	13
Time deposits	(109)	(107)	(216)		(262)	(257)	(519)
Total interest-bearing deposits	(61)	(26)	(87)		(135)	(320)	(455)
Borrowed funds:
Short-term	39	76	115		30	71	101
Long-term - FHLB advances	(68)	14	(54)		(124)	(15)	(139)
Senior notes, net	64	(1)	63		182	(1)	181
Subordinated debt, net	(6)	(94)	(100)		187	(168)	19
Total borrowed funds	29	(5)	24		275	(113)	162
Total Interest Expense	(32)	(31)	(63)		140	(433)	(293)

Net Interest Income	$530	$458	$988		$(1,134)	$2,400	$1,266
(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST INCOME

TABLE V – COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)	Three Months Ended
	June 30,		$	%
	2022	2021	Change	Change
Trust revenue	$1,715	$1,807	$(92)	(5.1)%
Brokerage and insurance revenue	566	506	60	11.9%
Service charges on deposit accounts	1,322	1,073	249	23.2%
Interchange revenue from debit card transactions	1,056	998	58	5.8%
Net gains from sales of loans	220	925	(705)	(76.2)%
Loan servicing fees, net	358	146	212	145.2%
Increase in cash surrender value of life insurance	137	145	(8)	(5.5)%
Other noninterest income	1,456	700	756	108.0%
Realized (losses) gains on available-for-sale debt securities, net	(1)	2	(3)	(150.0)%
Total noninterest income	$6,829	$6,302	$527	8.4%

Total noninterest income increased $527,000 (8.4%) from the second quarter 2021 total. Changes of significance are discussed in the Earnings Overview section of Management’s Discussion and Analysis.

(Dollars in Thousands)	Six Months Ended
	June 30,		$	%
	2022	2021	Change	Change
Trust revenue	$3,501	$3,433	$68	2.0%
Brokerage and insurance revenue	1,088	832	256	30.8%
Service charges on deposit accounts	2,557	2,088	469	22.5%
Interchange revenue from debit card transactions	2,019	1,879	140	7.5%
Net gains from sales of loans	602	1,989	(1,387)	(69.7)%
Loan servicing fees, net	568	394	174	44.2%
Increase in cash surrender value of life insurance	272	295	(23)	(7.8)%
Other noninterest income	2,044	2,172	(128)	(5.9)%
Realized gains on available-for-sale debt securities, net	1	2	(1)	(50.0)%
Total noninterest income	$12,652	$13,084	$(432)	(3.3)%

Total noninterest income for the first six months of 2022 decreased $432,000 (3.3%) from the total for the first six months of 2021. Changes of significance are discussed in the Earnings Overview section of Management’s Discussion and Analysis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST EXPENSE

TABLE VI - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)	Three Months Ended
	June 30,		$	%
	2022	2021	Change	Change
Salaries and employee benefits	$10,265	$9,499	$766	8.1%
Net occupancy and equipment expense	1,308	1,219	89	7.3%
Data processing and telecommunications expense	1,720	1,487	233	15.7%
Automated teller machine and interchange expense	347	355	(8)	(2.3)%
Pennsylvania shares tax	488	490	(2)	(0.4)%
Professional fees	480	598	(118)	(19.7)%
Other noninterest expense	2,431	1,751	680	38.8%
Total noninterest expense	$17,039	$15,399	$1,640	10.7%

Total noninterest expense in the second quarter 2022 increased $1,640,000 (10.7%) from the second quarter 2021 total. Changes of significance are discussed in the Earnings Overview section of Management’s Discussion and Analysis.

(Dollars in Thousands)	Six Months Ended
	June 30,		$	%
	2022	2021	Change	Change
Salaries and employee benefits	$20,872	$18,394	$2,478	13.5%
Net occupancy and equipment expense	2,719	2,523	196	7.8%
Data processing and telecommunications expense	3,343	2,867	476	16.6%
Automated teller machine and interchange expense	731	692	39	5.6%
Pennsylvania shares tax	976	981	(5)	(0.5)%
Professional fees	969	1,145	(176)	(15.4)%
Other noninterest expense	4,315	4,506	(191)	(4.2)%
Total noninterest expense	$33,925	$31,108	$2,817	9.1%

Total noninterest expense for the first six months of 2022 increased $2,817,000 (9.1%) from the total for the first six months of 2021. Changes of significance are discussed in the Earnings Overview section of Management’s Discussion and Analysis.

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The income tax provision for the first six months of 2022 was $3,101,000, which was $789,000 lower than the provision for the first six months of 2021. The effective tax rate (tax provision as a percentage of pre-tax income) was 17.7% in the first six months of 2022 compared to 19.7% in the first six months of 2021. The Corporation’s effective tax rates differ from the statutory rate of 21% in the first six months of 2022 and 2021 principally because of the effects of tax-exempt interest income, state income taxes and other permanent differences. The lower provision in 2022 includes the impact of a reduction in pre-tax income. The lower effective tax rate in 2022 includes the impact of a $201,000 reduction in city and state tax expense as well as the benefit of the $301,000 reduction in expense from the reversal of tax penalties being non-taxable.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The net deferred tax asset at June 30, 2022 and December 31, 2021 represents the following temporary difference components:

	June 30,	December 31,
(In Thousands)	2022	2021
Deferred tax assets:
Unrealized holding losses on securities	$9,650	$0
Allowance for loan losses	3,184	2,935
Purchase accounting adjustments on loans	1,130	1,621
Deferred compensation	1,104	965
Operating leases liability	927	821
Net operating loss carryforward	719	778
Accrued incentive compensation	223	529
Other deferred tax assets	1,631	1,766
Total deferred tax assets	18,568	9,415

Deferred tax liabilities:
Unrealized holding gains on securities	0	1,278
Defined benefit plans - ASC 835	80	57
Bank premises and equipment	395	460
Core deposit intangibles	677	725
Right-of-use assets from operating leases	927	821
Other deferred tax liabilities	158	187
Total deferred tax liabilities	2,237	3,528
Deferred tax asset, net	$16,331	$5,887

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income.

Management believes the recorded net deferred tax asset at June 30, 2022 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

SECURITIES

Management continually evaluates several objectives in determining the size, securities mix and other characteristics of the available-for-sale debt securities (investment) portfolio. Key objectives include supporting liquidity needs, maximizing return on earning assets within reasonable risk parameters and providing a means to hedge the Corporation’s overall asset-sensitive interest rate risk exposure, while maintaining high credit quality.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The composition of the available-for-sale debt securities portfolio at June 30, 2022, December 31, 2021 and December 31, 2020 is as follows:

(Dollars In Thousands)	June 30, 2022		December 31, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Obligations of the U.S. Treasury	$38,151	$35,774	$25,058	$24,912	$12,184	$12,182
Obligations of U.S. Government agencies	24,454	22,785	23,936	24,091	25,349	26,344
Bank holding company debt securities	28,942	27,415	18,000	17,987	0	0
Obligations of states and political subdivisions:
Tax-exempt	152,063	139,400	143,427	148,028	116,427	122,401
Taxable	72,204	63,898	72,182	72,765	45,230	47,452
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	114,367	106,043	98,048	98,181	36,853	38,176
Residential collateralized mortgage obligations	47,295	44,761	44,015	44,247	56,048	57,467
Commercial mortgage-backed securities	95,318	86,761	86,926	87,468	42,461	45,310
Total Available-for-Sale Debt Securities	$572,794	$526,837	$511,592	$517,679	$334,552	$349,332

Aggregate Unrealized (Loss) Gain		$(45,957)		$6,087		$14,780
Aggregate Unrealized (Loss) Gain as a % of Amortized Cost		(8.0)%		1.2%		4.4%
Market Yield on 5-Year U.S. Treasury Obligations (a)		3.01%		1.26%		0.36%

(a) Source: Treasury.gov (Daily Treasury Par Yield Curve Rates)

The amortized cost of available-for-sale debt securities increased to $572,794,000 at June 30, 2022 from $511,592,000 at December 31, 2021 and $334,552,000 at December 31, 2020. The increase in the securities portfolio resulted from management’s decision to invest excess funds available from the fast growth in deposits and loan repayments throughout most of 2020, 2021 and the first quarter 2022.

As reflected in the table above, the fair value of available-for-sale securities as of June 30, 2022 was lower than the amortized cost basis by $45,957,000, or 8.0%. In comparison, the aggregate unrealized gain position was $6,087,000 (1.2%) at December 31, 2021 and $14,780,000 (4.4%) at December 31, 2020. The unrealized decrease in fair value of the portfolio in the first half of 2022 and in 2021 resulted from an increase in interest rates. As shown above, the market yield on the 5-year U.S. Treasury Note was 1.75% higher at June 30, 2022 in comparison to December 31, 2021, and 2.65% higher than at December 31, 2020.

Management reviewed the Corporation’s holdings as of June 30, 2022 and concluded there were no credit-related declines in fair value and that the unrealized losses on all of the securities in an unrealized loss position are considered temporary. In assessing whether there were other-than-temporary impairment losses, management considered (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value, and (4) whether the Corporation intends to sell the security or if it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis.

Additional information regarding the potential impact of interest rate changes on all of the Corporation’s financial instruments is provided in Item 3, Quantitative and Qualitative Disclosures about Market Risk.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Income section of Management’s Discussion and Analysis. Other significant balance sheet items, including securities, the allowance for loan losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding letters of credit at June 30, 2022, and management does not expect the amount of purchases of bank premises and equipment to have a material, detrimental effect on the Corporation’s financial condition in 2022.

Table VII shows the composition of the loan portfolio at June 30, 2022 and at year-end from 2017 through 2021. The significant loan growth in 2019 and 2020 reflects the impact of acquisitions. Also, the Corporation has increased the proportion of residential mortgage loans sold into the secondary market, contributing to a reduction of $47,673,000 in residential mortgage loans outstanding at June 30, 2022 compared to December 31, 2020. At June 30, 2022, commercial loans represented approximately 64% of the portfolio while residential mortgage loans totaled 35% of the portfolio.

At June 30, 2022, gross loans outstanding totaled $1,657,604,000, an increase of $92,755,000 from December 31, 2021, despite a reduction in PPP loans of $20,612,000 due to repayments. Excluding PPP loans, total commercial loans at June 30, 2022 were up $108,797,000 from December 31, 2021. Commercial lending activity was particularly robust in the second quarter 2022 as commercial real estate investors and other business borrowers generally displayed a sense of urgency to execute transactions prior to potential additional increases in interest rates. The pace of loan growth for the remainder of 2022 will depend on the impact of potential further increases in interest rates, potential deterioration in economic conditions and other factors.

While the Corporation’s lending activities are primarily concentrated in its market areas, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial”, “Commercial loans secured by real estate”, “Political subdivisions” and “Other commercial” classes in the loan tables presented in this Form 10-Q. Total participation loans outstanding amounted to $44,979,000 at June 30, 2022, down from $54,372,000 at December 31, 2021. At June 30, 2022, the balance of participation loans outstanding includes a total of $25,590,000 to businesses located outside of the Corporation’s market areas. Also, included within participation loans are “leveraged loans,” meaning loans to businesses with minimal tangible book equity and for which the extent of collateral available is limited, though typically at the time of origination the businesses have demonstrated strong cash flow performance in their recent histories. Leveraged participation loans totaled $6,683,000 at June 30, 2022 and $7,469,000 at December 31, 2021.

The Corporation originates and sells residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Xtra program consist primarily of conforming, prime loans sold to the Federal National Mortgage Association (Fannie Mae), a quasi-government entity. The Corporation also originates and sells residential mortgage loans to the secondary market through the MPF Original program, administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Original program consist primarily of conforming, prime loans sold to the Federal Home Loan Bank of Pittsburgh. In late 2019, the Corporation began to originate and sell larger-balance, nonconforming mortgages under the MPF Direct Program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The Corporation does not retain servicing rights for loans sold under the MPF Direct Program. Through June 30, 2022, the Corporation’s activity under the MPF Direct Program has been minimal.

For loan sales originated under the MPF programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At June 30, 2022, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,544,000, and the corresponding total outstanding balance of repurchased loans at December 31, 2021 was $1,571,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At June 30, 2022, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $336,681,000, including loans sold through the MPF Xtra program of $160,367,000 and loans sold through the Original program of $176,314,000. At December 31, 2021, outstanding balances of loans sold and serviced through the two programs totaled $334,741,000, including loans sold through the MPF Xtra program of $165,668,000 and loans sold through the Original Program of $169,073,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of June 30, 2022 and December 31, 2021.

For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. At June 30, 2022, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $9,146,000, and the Corporation has recorded a related allowance for credit losses in the amount of $610,000 which is included in accrued interest and other liabilities in the accompanying consolidated balance sheets. At December 31, 2021, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $8,656,000, and the related allowance for credit losses was $635,000. Income related to providing the credit enhancement (included in other noninterest income in the consolidated statements of income) totaled $200,000 for the six months ended June 30, 2022 and $199,000 for the six months ended June 30, 2021. A credit for losses related to the credit enhancement obligation (included in other noninterest expense in the consolidated statements of income) of $25,000 was recorded in the six months ended June 30, 2022 with a provision for losses of $50,000 in the six months ended June 30, 2021. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

The Corporation is a participating SBA lender. Under the terms of its arrangements with the SBA, the Corporation may originate loans to commercial borrowers, with full-or-partial guarantees by the SBA, subject to the SBA’s underwriting and documentation requirements. Pursuant to an acquisition, the Corporation acquired loans with partial SBA guarantees, or in some cases, loans where the SBA-guaranteed portion of the loans had been sold back to the SBA subject to ongoing compliance with SBA underwriting and documentation requirements. As part of its due diligence, the Corporation reviewed all the purchased loans originated through the various SBA loan programs as of July 1, 2020 and recorded an allowance for SBA claim adjustments. Determination of the allowance was subjective in nature and was based on the Corporation’s assessment of the credit quality of the loans and the quality of the documentation supporting compliance with SBA requirements. The Corporation’s total exposure related to SBA guarantees on purchased loans was $6,127,000 at June 30, 2022 and $12,856,000 at December 31, 2021 with an allowance for SBA claim adjustments (included in accrued interest and other liabilities in the consolidated balance sheets) of $167,000 at June 30, 2022 and $457,000 at December 31, 2021. In the six months ended June 30, 2022, the Corporation recorded a reduction in other noninterest expense of $290,000 representing amounts realized on SBA claims in excess of prior estimates, as compared to a reduction of $163,000 in the six months ended June 30, 2021.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	June 30,	December 31,
	2022	2021	2020	2019	2018	2017
Commercial:
Commercial loans secured by real estate	$656,892	$569,840	$531,810	$301,227	$162,611	$159,266
Commercial and industrial	171,999	159,073	159,577	126,374	91,856	88,276
Paycheck Protection Program - 1st Draw	44	1,356	132,269	0	0	0
Paycheck Protection Program - 2nd Draw	6,208	25,508	0	0	0	0
Political subdivisions	87,512	81,301	53,221	53,570	53,263	59,287
Commercial construction and land	58,786	60,579	42,874	33,555	11,962	14,527
Loans secured by farmland	12,967	11,121	11,736	12,251	7,146	7,255
Multi-family (5 or more) residential	53,753	50,089	55,811	31,070	7,180	7,713
Agricultural loans	2,628	2,351	3,164	4,319	5,659	6,178
Other commercial loans	15,767	17,153	17,289	16,535	13,950	10,986
Total commercial	1,066,556	978,371	1,007,751	578,901	353,627	353,488
Residential mortgage:
Residential mortgage loans - first liens	482,505	483,629	532,947	510,641	372,339	$359,987
Residential mortgage loans - junior liens	23,036	23,314	27,311	27,503	25,450	25,325
Home equity lines of credit	40,887	39,252	39,301	33,638	34,319	35,758
1-4 Family residential construction	26,071	23,151	20,613	14,798	24,698	26,216
Total residential mortgage	572,499	569,346	620,172	586,580	456,806	447,286
Consumer	18,549	17,132	16,286	16,741	17,130	14,939
Total	1,657,604	1,564,849	1,644,209	1,182,222	827,563	815,713
Less: allowance for loan losses	(14,547)	(13,537)	(11,385)	(9,836)	(9,309)	(8,856)
Loans, net	$1,643,057	$1,551,312	$1,632,824	$1,172,386	$818,254	$806,857

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

The allowance for loan losses was $14,547,000 at June 30, 2022, up from $13,537,000 at December 31, 2021. Table IX shows total specific allowances on impaired loans of $427,000 at June 30, 2022, down from $740,000 at December 31, 2021. Table IX also shows the increase in the allowance in 2022 is mainly related to commercial loans, as the collectively evaluated portion of the allowance related to the commercial segment increased to $8,467,000 at June 30, 2022 from $7,553,000 at December 31, 2021.

Table X shows the allowance for loan losses totaled 0.88% of gross loans outstanding at June 30, 2022, up from 0.87% at December 31, 2021 and down from levels in excess of 1.00% from 2017 and 2018. Table X also shows that the total of the allowance and the credit adjustment on purchased non-impaired loans, as a percentage of total loans plus the credit adjustment, was 1.02% at June 30, 2022, in line with ratios from the previous years.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The (credit) provision for loan losses by segment in the three-month and six-month periods ended June 30, 2022 and 2021 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In Thousands)	2022	2021	2022	2021
Commercial	$(28)	$552	$751	$794
Residential mortgage	(54)	164	37	109
Consumer	57	34	82	14
Unallocated	333	(6)	329	86
Total	$308	$744	$1,199	$1,003

The (credit) provision for loan losses is further detailed as follows:

Commercial segment	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In Thousands)	2022	2021	2022	2021
(Decrease) increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$(303)	$365	$(163)	$558
Increase (decrease) in collectively determined portion of the allowance attributable to:
Changes in loan volume	1,512	351	2,089	493
Changes in historical loss experience factors	(37)	(208)	25	(257)
Changes in qualitative factors	(1,200)	44	(1,200)	0
Total (credit) provision for loan losses - Commercial segment	$(28)	$552	$751	$794

Residential mortgage segment	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In Thousands)	2022	2021	2022	2021
Decrease in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$(1)	$(5)	$(17)	$(15)
Increase (decrease) in collectively determined portion of the allowance attributable to:
Changes in loan volume	240	218	308	211
Changes in historical loss experience factors	(44)	(4)	(54)	(42)
Changes in qualitative factors	(249)	(45)	(200)	(45)
Total (credit) provision for loan losses - Residential mortgage segment	$(54)	$164	$37	$109

Consumer segment	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In Thousands)	2022	2021	2022	2021
Increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$33	$23	$56	$22
Increase (decrease) in collectively determined portion of the allowance attributable to:
Changes in loan volume	26	14	26	4
Changes in historical loss experience factors	8	2	5	(8)
Changes in qualitative factors	(10)	(5)	(5)	(4)
Total provision for loan losses - Consumer segment	$57	$34	$82	$14

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Total - All segments	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In Thousands)	2022	2021	2022	2021
(Decrease) increase in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$(271)	$383	$(124)	$565
Increase (decrease) in collectively determined portion of the allowance attributable to:
Changes in loan volume	1,778	583	2,423	708
Changes in historical loss experience factors	(73)	(210)	(24)	(307)
Changes in qualitative factors	(1,459)	(6)	(1,405)	(49)
Sub-total	(25)	750	870	917
Unallocated	333	(6)	329	86
Total provision for loan losses - All segments	$308	$744	$1,199	$1,003

As presented in the tables above, the provision amounts for the second quarter 2022 and six months ended June 30, 2022 include significant provisions due to increases in loan volume, partially offset by credits for the effect of reductions in the allowance associated with qualitative factors. The portion of the provision attributable to increases in loan volume includes the impact of significant loan growth, particularly for the commercial segment, as well as an increase in the collectively determined portion of the allowance related to management’s updated assessment of purchased performing loans. The reduction in the provision related to changes in qualitative factors reflects management’s judgment that, generally, the credit quality of the portfolio has been improving over the past several quarters, as reflected in the lower balances of impaired and nonperforming loans at June 30, 2022 as described below.

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

In the tables immediately above, the portion of the net change in the collectively determined allowance attributable to loan growth was determined by applying the historical loss experience and qualitative factors used in the allowance calculation at the end of the preceding period to the net increase or reduction in loans outstanding (excluding loans specifically evaluated for impairment) for the period.

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

In the six months ended June 30, 2022, net charge-offs were $189,000, including recoveries of $32,000 and charge-offs of $221,000. Table VIII shows the average rate of net charge-offs as a percentage of loans was 0.01% in the six months ended June 30, 2022, and annual average rates ranging from a high of 0.16% in 2020 to a low of 0.02% in 2018.

Table X presents information related to past due and impaired loans, and loans that have been modified under terms that are considered TDRs. Total nonperforming loans of $14,336,000 at June 30, 2022 was down from $21,218,000 at December 31, 2021. The reduction in nonperforming loans included the impact of a commercial loan with a balance of $2,907,000 at June 30, 2022 and $3,063,000 at December 31, 2021 being removed from nonaccrual and impaired status in the second quarter 2022 due to improved performance. Relatedly, there was no allowance on this loan at June 30, 2022 and an allowance of $242,000 at December 31, 2021. The reduction in nonperforming loans also included the impact of a reduction in purchased credit impaired loans, as described below. Total nonperforming loans as a percentage of outstanding loans was 0.86% at June 30, 2022, down from 1.36% at December 31, 2021, and nonperforming assets as a percentage of total assets was 0.62% at June 30, 2022, down from 0.94% at December 31, 2021. Table X presents data at the end of each of the years ended December 31, 2017 through 2021. Table X shows that total nonperforming loans as a percentage of loans of 0.86% at June 30, 2022, though up from December 31, 2019, was lower than the corresponding year-end ratio for all other years presented. Similarly, the June 30, 2022 ratio of total nonperforming assets as a percentage of assets of 0.62% was lower than the corresponding ratio for all years presented except December 31, 2019.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Total impaired loans of $8,647,000 at June 30, 2022 are down $7,087,000 from the corresponding amount at December 31, 2021 of $15,734,000. The reduction in total impaired loans included the impact of removing the commercial loan noted above from impaired status. Purchased credit impaired loans were included in impaired loans and had carrying values totaling $3,879,000 at June 30, 2022 and $6,558,000 at December 31, 2021. In the six months ended June 30, 2022, the Corporation received pay-offs on a few purchased credit impaired loans and recognized interest income of $1,412,000 for the excess received over previous carrying amounts.

Over the period 2017-2021 and the first six months of 2022, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of June 30, 2022. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VIII through X present historical data related to loans and the allowance for loan losses.

TABLE VIII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)	Six Months Ended
	June 30,	June 30,	Years Ended December 31,
	2022	2021	2021	2020	2019	2018	2017
Balance, beginning of year	$13,537	$11,385	$11,385	$9,836	$9,309	$8,856	$8,473
Charge-offs:
Commercial	(150)	0	(1,464)	(2,343)	(6)	(165)	(132)
Residential mortgage	0	(11)	(11)	0	(190)	(158)	(197)
Consumer	(71)	(47)	(100)	(122)	(183)	(174)	(150)
Total charge-offs	(221)	(58)	(1,575)	(2,465)	(379)	(497)	(479)
Recoveries:
Commercial	0	16	22	16	6	317	4
Residential mortgage	17	4	6	44	12	8	19
Consumer	15	25	38	41	39	41	38
Total recoveries	32	45	66	101	57	366	61
Net charge-offs	(189)	(13)	(1,509)	(2,364)	(322)	(131)	(418)
Provision for loan losses	1,199	1,003	3,661	3,913	849	584	801
Balance, end of period	$14,547	$12,375	$13,537	$11,385	$9,836	$9,309	$8,856
Net charge-offs as a % of average loans	0.01%	0.00%	0.09%	0.16%	0.03%	0.02%	0.05%

TABLE IX - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	June 30,	As of December 31,
	2022	2021	2020	2019	2018	2017
ASC 310 - Impaired loans - individually evaluated	$427	$740	$925	$1,051	$1,605	$1,279
ASC 450 - Collectively evaluated:
Commercial	8,467	7,553	5,545	3,913	3,102	3,078
Residential mortgage	4,392	4,338	4,091	4,006	3,870	3,841
Consumer	261	235	239	281	233	159
Unallocated	1,000	671	585	585	499	499
Total Allowance	$14,547	$13,537	$11,385	$9,836	$9,309	$8,856

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE X - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(Dollars In Thousands)	June 30,	As of December 31,
	2022	2021	2020	2019	2018	2017
Impaired loans with a valuation allowance	$3,392	$6,540	$8,082	$3,375	$4,851	$4,100
Impaired loans without a valuation allowance	1,376	2,636	2,895	1,670	4,923	5,411
Purchased credit impaired loans	3,879	6,558	6,841	441	0	0
Total impaired loans	$8,647	$15,734	$17,818	$5,486	$9,774	$9,511
Total loans past due 30-89 days and still accruing	$5,082	$5,106	$5,918	$8,889	$7,142	$9,449
Nonperforming assets:
Purchased credit impaired loans	$3,879	$6,558	$6,841	$441	$0	$0
Other nonaccrual loans	7,763	12,441	14,575	8,777	13,113	13,404
Total nonaccrual loans	11,642	18,999	21,416	9,218	13,113	13,404
Total loans past due 90 days or more and still accruing	2,694	2,219	1,975	1,207	2,906	3,724
Total nonperforming loans	14,336	21,218	23,391	10,425	16,019	17,128
Foreclosed assets held for sale (real estate)	505	684	1,338	2,886	1,703	1,598
Total nonperforming assets	$14,841	$21,902	$24,729	$13,311	$17,722	$18,726
Loans subject to troubled debt restructurings (TDRs):
Performing	$239	$288	$166	$889	$655	$636
Nonperforming	3,965	5,517	7,285	1,737	2,884	3,027
Total TDRs	$4,204	$5,805	$7,451	$2,626	$3,539	$3,663

Total nonperforming loans as a % of loans	0.86%	1.36%	1.42%	0.88%	1.94%	2.10%
Total nonperforming assets as a % of assets	0.62%	0.94%	1.10%	0.80%	1.37%	1.47%
Allowance for loan losses as a % of total loans	0.88%	0.87%	0.69%	0.83%	1.12%	1.09%
Credit adjustment on purchased non-impaired loans and allowance for loan losses as a % of total loans and the credit adjustment (a)	1.02%	1.08%	1.05%	0.93%	1.12%	1.09%
Allowance for loan losses as a % of nonperforming loans	101.47%	63.80%	48.67%	94.35%	58.11%	51.70%

(a) Credit adjustment on purchased non-impaired loans at end of period	$2,403	$3,335	$5,979	$1,216	$0	$0
Allowance for loan losses	14,547	13,537	11,385	9,836	9,309	8,856
Total credit adjustment on purchased non-impaired loans at end of period and allowance for loan losses (1)	$16,950	$16,872	$17,364	$11,052	$9,309	$8,856
Total loans receivable	$1,657,604	$1,564,849	$1,644,209	$1,182,222	$827,563	$815,713
Credit adjustment on purchased non-impaired loans at end of period	2,403	3,335	5,979	1,216	0	0
Total (2)	$1,660,007	$1,568,184	$1,650,188	$1,183,438	$827,563	$815,713
Credit adjustment on purchased non-impaired loans and allowance for loan losses as a % of total loans and the credit adjustment (1)/(2)	1.02%	1.08%	1.05%	0.93%	1.12%	1.09%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At June 30, 2022, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $22,602,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale debt securities with a carrying value of $18,267,000 at June 30, 2022.

The Corporation’s outstanding, available, and total credit facilities at June 30, 2022 and December 31, 2021 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021	2022	2021
Federal Home Loan Bank of Pittsburgh	$131,647	$33,311	$648,294	$723,557	$779,941	$756,868
Federal Reserve Bank Discount Window	0	0	17,491	13,642	17,491	13,642
Other correspondent banks	0	0	95,000	45,000	95,000	45,000
Total credit facilities	$131,647	$33,311	$760,785	$782,199	$892,432	$815,510

At June 30, 2022, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $88,500,000, long-term borrowings of $36,613,000 and letters of credit totaling $6,534,000. At December 31, 2021, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings of $27,727,000 and letters of credit totaling $5,584,000. Additional information regarding borrowed funds is included in Note 8 to the unaudited consolidated financial statements.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations or use repurchase agreements placed with brokers to borrow funds secured by investment assets. At June 30, 2022, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $304,272,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term funding obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

In August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at June 30, 2022; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Details concerning capital ratios at June 30, 2022 and December 31, 2021 are presented below. Management believes, as of June 30, 2022, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at June 30, 2022 and December 31, 2021 exceed the Corporation’s Board policy threshold levels.

(Dollars in Thousands)							Minimum To Be
					Minimum To Maintain		Well
			Minimum		Capital Conservation		Capitalized Under		Minimum To Meet
			Capital		Buffer at Reporting		Prompt Corrective		the Corporation's
	Actual		Requirement		Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022:
Total capital to risk-weighted assets:
Consolidated	$278,635	16.10%	N/A	N/A	N/A	N/A	N/A	N/A	$181,706	≥10.5%
C&N Bank	259,904	15.05%	138,136	≥8%	181,304	≥10.5%	172,670	≥10%	181,304	≥10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	238,925	13.81%	N/A	N/A	N/A	N/A	N/A	N/A	147,095	≥8.5%
C&N Bank	244,747	14.17%	103,602	≥6%	146,770	≥8.5%	138,136	≥8%	146,770	≥8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	238,925	13.81%	N/A	N/A	N/A	N/A	N/A	N/A	121,137	≥7%
C&N Bank	244,747	14.17%	77,702	≥4.5%	120,869	≥7.0%	112,236	≥6.5%	120,869	≥7%
Tier 1 capital to average assets:
Consolidated	238,925	10.30%	N/A	N/A	N/A	N/A	N/A	N/A	185,565	≥8%
C&N Bank	244,747	10.63%	92,124	≥4%	N/A	N/A	115,154	≥5%	184,247	≥8%

December 31, 2021:
Total capital to risk-weighted assets:
Consolidated	$287,614	18.21%	N/A	N/A	N/A	N/A	N/A	N/A	$165,846	≥10.5%
C&N Bank	252,606	16.04%	126,012	≥8%	165,390	≥10.5%	157,514	≥10%	165,390	≥10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	240,433	15.22%	N/A	N/A	N/A	N/A	N/A	N/A	134,256	≥8.5%
C&N Bank	238,434	15.14%	94,509	≥6%	133,887	≥8.5%	126,012	≥8%	133,887	≥8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	240,433	15.22%	N/A	N/A	N/A	N/A	N/A	N/A	110,564	≥7%
C&N Bank	238,434	15.14%	70,881	≥4.5%	110,260	≥7.0%	102,384	≥6.5%	110,260	≥7%
Tier 1 capital to average assets:
Consolidated	240,433	10.53%	N/A	N/A	N/A	N/A	N/A	N/A	182,683	≥8%
C&N Bank	238,434	10.52%	90,688	≥4%	N/A	N/A	113,360	≥5%	181,376	≥8%

In February 2021, the Corporation amended its treasury stock repurchase program. Under the amended program, the Corporation is authorized to repurchase up to 1,000,000 shares of its common stock. In the second quarter 2022, 235,505 shares were repurchased for a total cost of $5,701,000, at an average price of $24.21 per share. Cumulatively through June 30, 2022, 664,431 shares have been repurchased for a total cost of $16,340,000, at an average price of $24.59 per share.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

To avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At June 30, 2022, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

At June 30, 2022, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 7.05%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive (loss) income within stockholders’ equity. Accumulated other comprehensive (loss) income is excluded from the Bank’s and Corporation’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $36,307,000 at June 30, 2022 as compared to the balance in accumulated other comprehensive income related to unrealized gains on available-for-sale debt securities, net of deferred income tax of $4,809,000 at December 31, 2021. The decrease in stockholders’ equity in the first six months of 2022 from the change in accumulated other comprehensive (loss) income resulted from an increase in interest rates. Changes in accumulated other comprehensive (loss) income are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale debt securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. The securities section of Management’s Discussion and Analysis and Note 5 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale debt securities for other-than-temporary impairment at June 30, 2022.

INFLATION

Inflation affects the cost of labor, supplies and services used to provide banking services as well as interest rates. After many years of low inflation, disruptions to labor markets and supply chains triggered by the COVID-19 pandemic, government policies and Russia’s war against Ukraine, have led to high inflation. The annual inflation rate for the 12-month period ended June 30, 2022, based on changes in the Consumer Price Index, was 9.1%. The 9.1% increase was the largest 12-month advance since the period ending November 1981.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. In March of 2020, in response to significant concerns about the impact of the COVID-19 pandemic on the U.S. economy, the Federal Reserve lowered the fed funds target rate (at the high end of the range) from 1.75% to 0.25% and resumed injections of massive amounts of liquidity into the nation’s monetary system through a variety of programs including purchases of large amounts of securities. In 2022, the Federal Open Market Committee (FOMC) has changed course, raising the fed funds target rate in March, May, June and July, with the high end of the range at 2.50% at July 27, 2022. Further, at its July 27, 2022 meeting, the FOMC announced that it anticipates ongoing increases to its target rate will be appropriate and that it expects to continue reducing its holdings of securities. The Committee noted its desire to achieve maximum employment and inflation at a rate of 2 percent over the longer run.

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

INTEREST RATE RISK

The Corporation uses a simulation model to calculate the potential effects of interest rate fluctuations on net interest income and the market value of portfolio equity. For purposes of these calculations, the market value of portfolio equity includes the discounted present values of financial instruments, such as securities, loans, deposits and borrowed funds, and the book values of nonfinancial assets and liabilities, such as premises and equipment and accrued expenses. The model measures and projects the amount of potential changes in net interest income, and calculates the discounted present value of anticipated cash flows of financial instruments, assuming an immediate increase or decrease in interest rates. Management ordinarily runs a variety of scenarios within a range of plus or minus 100-400 basis points of current rates.

The projected results based on the model includes the impact of estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage-backed securities and call activity on other investment securities. Further, the projected results are impacted by assumptions regarding the run-off and the extent of sensitivity to interest rate changes of deposits with no stated maturity (checking, savings and money market accounts). Actual results could vary significantly from these estimates, which could result in significant differences in the calculations of projected changes in net interest income and market value of portfolio equity. Also, the model does not make estimates related to changes in the composition of the deposit portfolio that could occur due to rate competition, and the table does not necessarily reflect changes that management would make to realign the portfolio as a result of changes in interest rates.

The Corporation’s Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. The policy limits acceptable fluctuations in net interest income from the baseline (flat rates) one-year scenario and variances in the market value of portfolio equity from the baseline values based on current rates.

Table XI, which follows this discussion, is based on the results of calculations performed using the simulation model as of June 30, 2022 and December 31, 2021. The table shows the Corporation is asset-sensitive, meaning the amounts of net interest income and market value of portfolio equity increase in the upward rate scenarios and decrease in the downward rate scenarios. The table also shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Under U.S. generally accepted accounting principles, available-for-sale debt securities are carried at fair value as of each balance sheet date. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive income (loss) within stockholders’ equity. Increases in interest rates have caused the fair value of the Corporation’s available-for-sale debt securities to decrease, resulting in an accumulated other comprehensive loss of $36.3 million at June 30, 2022. In contrast, most of the Corporation’s other financial instruments, including loans receivable (held for investment), deposits and borrowed funds are carried on the balance sheet at historical cost without adjustment for the impact of changes in interest rates.

As noted above, for purposes of calculations based on the simulation model, the discounted present values of all of the Corporation’s financial instruments are estimated for each interest rate shock scenario. As shown in Table XI, the results of the simulation model indicate the market value of portfolio equity would increase in upward rate shock scenarios and decrease in downward rate shock scenarios. In the upward rate shock scenarios, although the value of securities and fixed rate loans would decline, the magnitude of the projected economic benefit from changes in the value of nonmaturity deposits would exceed the negative impact related to securities and loans. Conversely, in the downward rate shock scenarios, the magnitude of the negative impact to the value of nonmaturity deposits would exceed the amount of appreciation in the value of securities and loans.

TABLE XI – THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

June 30, 2022 Data
(In Thousands)	Period Ending June 30, 2023

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$114,926	$25,655	$89,271	11.3%	25.0%
+300	108,795	21,820	86,975	8.4%	20.0%
+200	102,738	17,985	84,753	5.6%	15.0%
+100	96,638	14,151	82,487	2.8%	10.0%
0	90,548	10,316	80,232	0.0%	0.0%
-100	84,461	7,601	76,860	(4.2)%	10.0%
-200	79,587	6,090	73,497	(8.4)%	15.0%

	Market Value of Portfolio Equity at June 30, 2022

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$468,129	5.0%	50.0%
+300	463,004	3.8%	45.0%
+200	458,163	2.7%	35.0%
+100	452,206	1.4%	25.0%
0	446,019	0.0%	0.0%
-100	434,654	(2.5)%	25.0%
-200	421,730	(5.4)%	35.0%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2021 Data
(In Thousands)	Period Ending December 31, 2022

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$98,839	$18,142	$80,697	19.1%	25.0%
+300	92,438	15,061	77,377	14.2%	20.0%
+200	86,112	11,981	74,131	9.4%	15.0%
+100	79,740	8,900	70,840	4.5%	10.0%
0	73,536	5,760	67,776	0.0%	0.0%
-100	70,118	4,820	65,298	(3.7)%	10.0%
-200	68,824	4,503	64,321	(5.1)%	15.0%

	Market Value of Portfolio Equity at December 31, 2021

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$471,951	14.1%	50.0%
+300	459,810	11.1%	45.0%
+200	447,354	8.1%	35.0%
+100	431,856	4.4%	25.0%
0	413,767	0.0%	0.0%
-100	388,721	(6.1)%	25.0%
-200	365,331	(11.7)%	35.0%

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Effective February 18, 2021, the Corporation amended its treasury stock repurchase program. Under the amended program, the Corporation is authorized to repurchase up to 1,000,000 shares of the Corporation’s common stock, or 6.25% of the Corporation’s issued and outstanding shares at February 18, 2021. As of June 30, 2022, 664,431 shares have been repurchased under the repurchase program. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions.

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

The following table sets forth a summary of the purchases by the Corporation of its common stock during the second quarter 2022.

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet
			Publicly	be Purchased
	Total Number	Average	Announced	Under
	of Shares	Price Paid	Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
April 1 - 30, 2022	94,916	$24.43	523,842	476,158
May 1 - 31, 2022	105,994	$24.10	629,836	370,164
June 1 - 30, 2022	34,595	$23.95	664,431	335,569

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Mine Safety Disclosures

Not applicable

Item 5.       Other Information

None

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6.       Exhibits

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of The Corporation’s Form 10-Q filed May 6, 2022

3.2	By-laws	Incorporated by reference to Exhibit 3.1 of The Corporation’s Form 8-K filed February 18, 2022

4.	Instruments defining the rights of Security holders, including Indentures

4.1	Indenture, dated May 19, 2021 between Citizens & Northern Corporation and UMB Bank, National Association, as trustee	Incorporated by reference to Exhibit 4.1 of the Corporation’s Form 8-K filed May 19, 2021

4.2	Form of Subordinated Note	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 of the Corporation’s Form 8-K filed May 19, 2021

4.3	Form of Senior Note	Incorporated by reference to Exhibit 4.3 of the Corporation’s Form 8-K filed May 19, 2021

31.	Rule 13a-14(a)/15d-14(a) certifications:

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32.	Section 1350 certifications	Filed herewith

101.INS	Inline XBRL Instance Document.	Filed herewith

101.SCH	Inline XBRL Schema Document.	Filed herewith

101.CAL	Inline XBRL Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Presentation Linkbase Document.	Filed herewith

104	The cover page of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (contained in Exhibit 101).	Filed herewith

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

August 5, 2022	By: /s/ J. Bradley Scovill
Date	President and Chief Executive Officer

August 5, 2022	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer