Form 10-K
period 2022-12-31
CITIZENS & NORTHERN CORP
filed 2023-03-16
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer ◻ Accelerated filer ⌧ Non-accelerated filer ◻ Smaller reporting company ◻ Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2022, the registrant’s most recently completed second fiscal quarter, was $358,448,836.

The number of shares of common stock outstanding at March 10, 2023 was 15,562,881.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of its shareholders to be held April 20, 2023 are incorporated by reference into Parts III and IV of this report.

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

Over the past few years, the Corporation has been employing a growth strategy. Prior to 2019, substantially all of the Corporation’s operations were conducted in its legacy markets in the Northern tier/Northcentral region of Pennsylvania and Southern tier of New York. Subsequently, the Corporation has expanded into Southeastern Pennsylvania by acquisitions and Southcentral Pennsylvania by opening new branches. The Corporation acquired Covenant Financial, Inc. (“Covenant”), effective July 1, 2020. Covenant was the parent company of Covenant Bank, a commercial bank which operated a community bank office in Bucks County, Pennsylvania and another in Chester County, Pennsylvania. The Covenant acquisition followed the 2019 acquisition of Monument Bancorp, Inc. (“Monument”), a commercial bank with offices in Bucks County. In Southcentral Pennsylvania, in 2021, the Corporation converted the lending office in York, Pennsylvania to a full-service branch and established a new branch in Lancaster, Pennsylvania. Mainly as a result of the acquisitions and subsequent growth in the newer markets, the Corporation’s consolidated total assets at December 31, 2022 of $2.5 billion were up 90% from the corresponding total at December 31, 2018. Similarly, gross loans of $1.7 billion at December 31, 2022 were up 110% from December 31, 2018 and total deposits of $2.0 billion were up 93% from December 31, 2018.

C&N Bank is a Pennsylvania banking institution that was formed by the consolidation of Northern National Bank of Wellsboro and Citizens National Bank of Towanda in 1971. C&N Bank has held its current name since May 6, 1975, at which time C&N Bank changed its charter from a national bank to a Pennsylvania bank. The Bank has expanded its presence over the past several decades through a series of mergers as well as by opening new branch and lending offices and providing access to banking services via the internet and through ATMs. At December 31, 2022, the Bank had 29 branch offices, including 22 in the Northern tier/Northcentral region of Pennsylvania, 1 in the Southern tier of New York State, 4 in Southeastern Pennsylvania (3 in Bucks County and 1 in Chester County) and 2 in Southcentral Pennsylvania (York and Lancaster). In addition to its branch locations, the Bank has a lending office in Elmira, New York.

C&N Bank provides an extensive range of banking services, including deposit and loan products for personal and commercial customers. The Bank also provides wealth management services through its trust department and C&N Financial Services, LLC (“CNFS”). The trust department offers a wide range of financial services, such as 401(k) plans, retirement planning, estate planning, estate settlements and asset management. CNFS, a wholly-owned subsidiary of the Bank, is a licensed insurance agency that provides insurance products to individuals and businesses and through its broker-dealer division, offers mutual funds, annuities, educational savings accounts and other investment products through registered agents. CNFS’s operations are not significant in relation to the total operations of the Corporation.

Northern Tier Holding LLC, acquires, holds and disposes of real property acquired by the Bank. C&N Bank is the sole member of Northern Tier Holding LLC.

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

At December 31, 2022, C&N Bank had total assets of $2,439,371,000, total deposits of $2,016,666,000 and net loans outstanding of $1,723,425,000.

Most activities of the Corporation and its subsidiaries are regulated by federal or state agencies. The primary regulatory relationships are described as follows:

●	The Corporation is a bank holding company formed under the provisions of Section 3 of the Federal Reserve Act. The Corporation is under the direct supervision of the Federal Reserve and must comply with the reporting requirements of the Federal Bank Holding Company Act.
●	C&N Bank is a state-chartered, nonmember bank, supervised by the Federal Deposit Insurance Corporation (FDIC) and the Pennsylvania Department of Banking and Securities.
●	The Pennsylvania Department of Insurance regulates CNFS’s insurance activities. Brokerage products are offered through third party networking agreements.
●	Bucktail is incorporated in the state of Arizona and supervised by the Arizona Department of Insurance.

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

Risk Related to Acquisition Activity – As described in Item 1, the Corporation has completed acquisitions of banking companies in 2020 and 2019 (Covenant and Monument) and expanded its geographic footprint to Southeastern and Southcentral Pennsylvania. Further, management intends to continue to pursue additional acquisition opportunities. Potential acquisitions may disrupt the Corporation’s business and dilute shareholder value. We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial service companies. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including: potential exposure to unknown or contingent liabilities of the target company, exposure to potential asset quality issues of the target company, difficulty and expense of integrating the operations and personnel of the target company, potential disruption to the Corporation’s business, potential diversion of management’s time and attention, the possible loss of key employees and customers of the target company, difficulty in estimating the value of the target company and potential changes in banking or tax laws or regulations that may affect the target company. Acquisitions may involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and net income per share of common stock may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue projections, cost savings, increases in geographic or product presence, and/or other projected benefits from recent or future acquisitions could have a material adverse effect on the Corporation’s financial condition or results of operations.

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

Moreover, the Federal Reserve lowered the Federal Funds rate in 2020 and maintained a rate of 0% to 0.25% throughout 2021 while injecting massive amounts of liquidity into the nation’s monetary system. In 2022, the Federal Reserve changed course, raising the Federal Funds rate several times to a range of 4.25% to 4.50% at December 31, 2022 and then to 4.50% to 4.75% on February 1, 2023. The Federal Reserve’s rate increases, along with an accompanying tightening of the money supply, have been conducted in an effort to contain inflation.

Significant fluctuations in interest rates, including fluctuations in interest rates triggered by the Federal Reserve’s actions, could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

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

Declines in the values of the Corporation’s securities holdings, combined with adverse changes in the expected cash flows from these investments, would negatively impact their value for liquidity management purposes and could result in other-than-temporary impairment charges. At December 31, 2022, the fair value of the Corporation’s available-for-sale debt securities portfolio was $63.8 million, or 11.3%, less than the amortized cost basis. The unrealized decrease in fair value was consistent with the significant increases in market interest rates that occurred in 2022, and there were no credit-related declines in fair value and no other-than-temporary losses recorded at December 31, 2022. Further increases in interest rates would cause the fair value of the available-for-sale debt securities portfolio to decrease further.  For additional information regarding debt securities, see the “Securities” section of Management’s Discussion and Analysis and Note 7 to the consolidated financial statements.

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

Mortgage Banking – Since 2009, the Corporation has originated and sold residential mortgage loans to the secondary market through the MPF Xtra program. Since 2014, the Corporation has also originated and sold residential mortgage loans to the secondary market through the MPF Original program. Both of these programs are administered by the Federal Home Loan Banks of Pittsburgh and Chicago. At December 31, 2022, the total outstanding balance of residential mortgages sold and serviced through the two programs amounted to $325,677,000. The Corporation must strictly adhere to the MPF Xtra and MPF Original program guidelines for origination, underwriting and servicing loans, and failure to do so may result in the Corporation being forced to repurchase loans or being dropped from the program. As of December 31, 2022, the total outstanding balance of residential mortgage loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,515,000. If the volume of such forced repurchases of loans were to increase significantly, or if the Corporation were to be dropped from the programs, it could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

Coronavirus Outbreak – The COVID-19 pandemic has caused significant disruptions in the international and U.S. economies as well as the Corporation’s local economy.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the coronavirus outbreak, and there is no guarantee that the Corporation’s efforts to address any adverse impacts of the coronavirus will be effective. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of new variants of the coronavirus and actions taken to contain the coronavirus or its impact.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

A summary of the Corporation’s operating properties is as follows:

	Number	Number of	Number of
	of	Owned	Leased
	Locations	Properties	Properties
Branches	29	23	6
Branches closed in 2022	2	2	0
Limited Purpose Office-Lending	1	1	0
Administrative/Multi-purpose	2	1	1
Ancillary Facilities	2	1	1
Total	36	28	8

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

QUARTERLY SHARE DATA

Trades of the Corporation’s stock are executed through various brokers who maintain a market in the Corporation’s stock. The Corporation’s stock is listed on the NASDAQ Capital Market with the trading symbol CZNC. As of December 31, 2022, there were 2,086 shareholders of record of the Corporation’s common stock.

The following table sets forth the high and low sales prices of the common stock and dividends declared per quarter during 2022 and 2021.

	2022			2021
			Dividend			Dividend
			Declared			Declared
			per			per
	High	Low	Quarter	High	Low	Quarter
First quarter	$27.50	$23.82	$0.28	$24.99	$18.98	$0.27
Second quarter	25.20	23.21	0.28	25.69	23.00	0.28
Third quarter	25.77	23.29	0.28	25.97	23.73	0.28
Fourth quarter	25.20	22.67	0.28	27.99	24.52	0.28

Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. Also, the Corporation and C&N Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. These restrictions are described in Note 18 to the consolidated financial statements.

Effective February 18, 2021, the Corporation amended its treasury stock repurchase program. Under the amended program, the Corporation is authorized to repurchase up to 1,000,000 shares of the Corporation’s common stock, or 6.25% of the Corporation’s issued and outstanding shares at February 18, 2021. As of December 31, 2022, 674,700 shares have been repurchased for a total cost of $16,587,000, at an average price of $24.58 per share under the repurchase program. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions.

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

The following table sets forth a summary of purchases by the Corporation, in the open market, of its equity securities during the fourth quarter 2022:

				Total Number of	Maximum
				Shares	Number of
				Purchased	Shares that May
				as Part of	Yet
				Publicly	be Purchased
	Total Number	Average		Announced	Under
	of Shares	Price Paid		Plans	the Plans or
Period	Purchased	per Share		or Programs	Programs
October 1 - 31, 2022	0	$	N/A	674,700	325,300
November 1 - 30, 2022	0	$	N/A	674,700	325,300
December 1 - 31, 2022	0	$	N/A	674,700	325,300

PERFORMANCE GRAPH

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the Russell 2000 Index and the Corporation’s peer group indices (the NASDAQ Bank Index and a Legacy Peer Group Index of similar banking organizations selected by the Corporation) for the five-year period commencing December 31, 2017 and ended December 31, 2022. The NASDAQ Bank Index has been selected to replace the existing Peer Group Index of similar-size banking organizations selected by the Corporation in this Annual Report on Form 10-K. Management believes the NASDAQ Bank Index is a more stable peer group that will not require changes in composition from year-to-year as the Corporation’s size and complexity of operations changes.

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

Total Return Performance
200
150
100
50
Citizens & Northern Corporation
Russell 2000 Index
Peer Group (NASDAQ Bank Index)
Legacy Peer Group
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Citizens & Northern Corporation	100.00	114.94	128.54	95.41	131.72	120.72
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
Peer Group (NASDAQ Bank Index)	100.00	83.83	104.26	96.44	137.82	115.38
Legacy Peer Group	100.00	91.23	108.46	87.78	118.96	118.90

Legacy Peer Group includes all publicly traded SEC filing Commercial Banks & Thrifts within NJ, NY, OH, PA, MD, and WV with assets between 0.5 times and 2.0 times CZNC as of 9/30/2022.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Stock Incentive Plan and Independent Directors Stock Incentive Plan, both of which have been approved by the Corporation’s shareholders. The figures shown in the table below are as of December 31, 2022.

Number of
	Number of	Weighted-	Securities
	Securities to be	average	Remaining
	Issued Upon	Exercise	for Future
	Exercise of	Price of	Issuance Under
	Outstanding	Outstanding	Equity Compen-
	Options	Options	sation Plans
Equity compensation plans approved by shareholders	10,564	$20.45	139,648

Equity compensation plans not approved by shareholders	0	N/A	0

More details related to the Corporation’s equity compensation plans are provided in Notes 1 and 13 to the consolidated financial statements.

ITEM 6. RESERVED

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
●legislative or regulatory changes
●downturn in demand for loan, deposit and other financial services in the Corporation’s market area
●increased competition from other banks and non-bank providers of financial services
●	technological changes and increased technology-related costs
●	information security breach or other technology difficulties or failures
●changes in accounting principles, or the application of generally accepted accounting principles
●	failure to achieve merger-related synergies and difficulties in integrating the business and operations of acquired institutions
●	the effect of the novel coronavirus (COVID-19) and related events

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

EARNINGS OVERVIEW

2022 vs. 2021

Net income for the year ended December 31, 2022 was $26,618,000, or $1.71 per diluted share as compared to 2021 net income of $30,554,000 or $1.92 per share. Significant variances were as follows:

●	Net interest income of $83,128,000 in 2022 was up $5,189,000 over the 2021 total. The net interest margin increased to 3.77% in 2022 from 3.69% in 2021. The net interest spread increased 0.02%, as the average yield on earning assets increased 0.20% to 4.19% and the average rate on interest-bearing liabilities increased 0.18% to 0.62%. Interest income from available-for-sale debt securities, on a fully taxable-equivalent basis, increased $3,610,000 in 2022 as compared to 2021, as the average balance (at amortized cost) of available-for-sale debt securities increased $168.2 million. Total interest and fees on loans increased $4,289,000 in 2022 as compared to 2021. Interest and fees on loans included $1,852,000 in 2022 and $231,000 in 2021 from repayments received on purchased credit impaired loans in excess of previous carrying amounts. Total interest and fees from the Small Business Administration’s Paycheck Protection Program (“PPP”) loans were $958,000 in 2022, a decrease of $5,572,000 from the 2021 total of $6,530,000. Accretion and amortization of purchase accounting adjustments had a net positive impact on net interest income of $1,621,000 in 2022 as compared to a net positive impact of $2,659,000 in 2021. Average outstanding loans increased $31.3 million, despite a reduction in average PPP loans of $89.2 million. Average loans, excluding PPP loans, were up $120.6 million (8.0%) in 2022 as compared to 2021. Average total deposits increased $75.0 million (3.9%) in 2022 as compared to 2021.
●	The provision for loan losses of $7,255,000 for 2022 was higher than the 2021 provision by $3,594,000. In 2022, the provision includes the impact of partial charge-offs totaling $3,942,000 on a commercial real estate secured participation loan to a borrower in the health care industry. In total, the provision for 2022 includes $3,890,000 related to specific loans (net charge-offs of $4,177,000 and net decrease in specific allowances on loans of $287,000), an increase of $3,036,000 in the collectively determined portion of the allowance and a $329,000 increase in the unallocated portion. In comparison, the provision for loan losses in 2021 includes $1,324,000 related to specific loans (net charge-offs of $1,509,000 and a decrease in specific allowances on loans of $185,000), an increase of $2,251,000 in the collectively determined portion of the allowance and an $86,000 increase in the unallocated portion.
●	Noninterest income decreased $1,449,000, or 5.6% in 2022 from 2021. Significant variances include the following:
➢	Net gains from sales of loans of $757,000 decreased $2,671,000 reflecting a reduction in volume of residential mortgage loans sold.

➢	Trust revenue of $6,994,000 decreased $240,000 reflecting the impact of market value depreciation of assets under management.

➢	Brokerage and insurance revenue of $2,291,000 increased $431,000 due to commissions on higher transaction volumes for the year.

➢	Service charges on deposit accounts of $5,019,000 increased $386,000 as the volume of consumer and business overdraft and other activity increased partially offset by the impact of refunds resulting from updated regulatory guidance on certain consumer overdraft fees.

➢	Interchange revenue from debit card transactions of $4,148,000 increased $293,000, reflecting an increase in transaction volumes.

➢	Loan servicing fees, net of $960,000 increased $266,000, reflecting growth in volume of residential mortgage loans sold with servicing retained. Further, the fair value of servicing rights increased $126,000 in 2022 as compared to a decrease of $68,000 in 2021 mainly due to changes in assumptions related to prepayments of mortgage loans.

➢	Other noninterest income of $3,699,000 increased $119,000, including increases in income from interest rate swap fees on commercial loans of $268,000, credit card interchange income of $107,000 and dividend income from Federal Home Loan

Bank stock of $83,000. Offsetting decreases include a $147,000 reduction in income from title agencies and an increase in unrealized fair value depreciation on a marketable equity security of $83,000.

●	Noninterest expense increased $5,483,000, or 8.8% in 2022 over 2021. Significant variances included the following:
➢	Salaries and employee benefits of $41,833,000 increased $4,230,000, including an increase in base salaries expense of $3.8 million reflecting merit-based salary increases and an increase in number of personnel related to expansion of the Southcentral PA market with the opening of an office in Lancaster. Additional increases include an increase in health care expense of $658,000 due to higher claims on the Corporation’s partially self-insured plan, $327,000 related to savings, retirement and pension plan contribution expenses, $249,000 related to payroll taxes and $131,000 due to a lower portion of payroll costs capitalized (added to the carrying value of loans) due to the higher volume of PPP loans originated in 2021. Decreases include a reduction in estimated cash and stock-based incentive compensation expense of $822,000 consistent with a comparison of the Corporation’s earnings performance to that of defined peer groups and a reduction in severance expense of $232,000
➢	Data processing and telecommunications of $6,806,000 increased $903,000, including the impact of increases in software licensing and maintenance costs as well as costs related to enhancements of data management capabilities.
➢	Net occupancy and equipment expense of $5,533,000 increased $549,000, including accelerated depreciation expense of $329,000 related to the closure of two branches in November 2022.
➢	Automated teller machine and interchange expense increased $168,000 reflecting increased volume of activity.
➢	Professional fees of $1,601,000 decreased $238,000, mainly due to decreases in recruiting services and PPP loan processing-related professional fees.
➢	Other noninterest expense totaled $8,221,000, a decrease of $134,000 from 2021. Within this category, significant variances included the following:
●	There was a net reduction in other operational losses of $348,000 in 2022 as compared to expense of $199,000 in 2021. In 2022, there was a reduction in expense resulting from abatement of Trust Department tax compliance penalties for which expense was recorded in 2020 and a favorable outcome on appeal of a Trust Department state tax reporting matter for which expense was also recorded in 2020.
●	There was a reduction in expense related to credit losses on off balance sheet exposures related to residential mortgage loans sold of $172,000 in 2022 as compared to a provision for credit losses of $135,000 in 2021.
●	The allowance for SBA claim adjustments decreased, reflecting more favorable claim results than previously estimated, resulting in a reduction in expense of $367,000 in 2022 as compared to a reduction in expense of $236,000 in 2021.
●	Travel and entertainment expenses totaled $457,000 in 2022, an increase of $236,000 over 2021, as the volume of travel and related costs for meetings with customers and internal meetings increased.

●	The income tax provision of $5,732,000, or 17.7% of pre-tax income for the year ended December 31, 2022, decreased $1,401,000 from $7,133,000, or 18.9% of pre-tax income for the year ended December 31, 2021. The lower provision in 2022 includes the impact of a reduction in pre-tax income. The lower effective tax rate in 2022 includes the impact of higher tax-exempt interest as a percentage of pre-tax income, a larger permanent difference (deduction) related to restricted stock compensation and the benefit of a $340,000 reduction in expense from the reversal of tax penalties being non-deductible.

2021 vs. 2020

Net income for the year ended December 31, 2021 was $30,554,000, or $1.92 per diluted share as compared to 2020 net income of $19,222,000 or $1.30 per share. Effective July 1, 2020, the Corporation acquired Covenant Financial, Inc. (“Covenant”). In 2020, the Corporation incurred pre-tax merger-related expenses related to the Covenant transaction of $7.7 million. In the fourth quarter 2020, the Corporation incurred a pre-tax loss of $1.6 million on prepayment of long-term borrowings (Federal Home Loan Bank of Pittsburgh advances) with outstanding balances totaling $48.0 million. The borrowings included several advances maturing in 2022 through 2024 with a weighted-average interest rate of 1.77% and a weighted-average duration of 2.3 years. Excluding the impact of merger-related expenses and loss on prepayment of borrowings, adjusted (non-U.S. GAAP) earnings for 2020 would be $26,648,000 or $1.80 per share.

The following table provides a reconciliation of the Corporation’s 2021 and 2020 earnings results under U.S. generally accepted accounting principles (U.S. GAAP) to comparative non-U.S. GAAP results excluding merger-related expenses and loss on prepayment of borrowings. Management believes disclosure of 2021 and 2020 earnings results, adjusted to exclude the impact of these items, provides useful information to investors for comparative purposes.

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

Other significant variances were as follows:

●	Net interest income was up $10,374,000 (15.4%) in 2021 over 2020, reflecting growth mainly attributable to the Covenant acquisition that closed July 1, 2020. In 2021, annual average outstanding loans totaled $1.597 billion, an increase of $151.7 million over 2020, annual average interest-bearing cash and due from banks of $156.2 million were up $75.6 million, annual average available-for-sale debt securities of $390.2 million were up $61.7 million, and annual average total deposits of $1.905 billion were up $319.0 million, while annual average borrowed funds were lower by $42.4 million. The net interest margin was 3.69% for 2021, unchanged from 2020. The average yield on earning assets in 2021 was down 0.22% from 2020, while the average rate on interest-bearing liabilities was down 0.28% between periods. Accretion and amortization of purchase accounting adjustments had a net positive impact on net interest income of $2,659,000 for 2021 as compared to a net positive impact of $3,272,000 for 2020.
●	The provision for loan losses of $3,661,000 for 2021 was lower than the 2020 provision by $252,000. In 2021, the provision included the impact of partial charge-offs totaling $1,463,000 on a commercial loan. In total, the provision for 2021 included a net charge of $1,324,000 related to specific loans (net charge-offs of $1,509,000 offset by a net decrease in specific allowances on loans of $185,000), an increase of $2,251,000 in the collectively determined potion of the allowance and an $86,000 increase in the unallocated allowance. In comparison, the 2020 provision of $3,913,000 included the impact of a charge-off of $2,219,000 on one commercial loan.
●	Noninterest income increased $1,513,000, or 6.2% in 2021 over 2020. Significant variances include the following:
➢	Trust revenue totaled $7,234,000 in 2021, an increase of $913,000 over 2020, reflecting the impact of growth in average trust assets under management including the impact of market value appreciation.

➢	Interchange revenue from debit card transactions totaled $3,855,000, an increase of $761,000 over 2020, reflecting an increase in transaction volumes.

➢	Loan servicing fees, net, totaled $694,000, an increase of $755,000 over the 2020 total of negative $61,000 (a decrease in revenue). The net increase reflects growth in volume of residential mortgage loans sold with servicing retained. Further, the fair value of servicing rights decreased $68,000 in 2021 as compared to a reduction in fair value of $576,000 in 2020 mainly due to changes in assumptions related to prepayments of mortgage loans.

➢	Service charges on deposit accounts totaled $4,633,000, an increase of $402,000 over 2020, as consumer and business activity increased.

➢	Brokerage and insurance revenue totaled $1,860,000, an increase of $374,000 over 2020, due to commissions on higher transaction volume.

➢	Other noninterest income totaled $3,580,000, an increase of $225,000 over 2020. Within this category, significant variances included the following:

●	Income from realization of tax credits of $772,000 was $268,000 higher in 2021 as compared to 2020 due to higher PA Educational Improvement Tax Credit Program donations.
●	Credit card interchange income of $434,000 increased $144,000 due to higher transaction volume.
●	Fee income for providing credit enhancement on mortgage loans sold of $348,000 increased $122,000.
●	Other noninterest income decreased $272,000 as the Corporation recognized income of $279,000 in 2020 from a life insurance arrangement in which benefits were split between the Corporation and heirs of a former employee.
●	Dividend income from Federal Home Loan Bank stock of $514,000 decreased $140,000.

➢	Net gains from sales of loans totaled $3,428,000, a decrease of $1,975,000 from 2020, reflecting a decrease in volume of mortgage loans sold, resulting mainly from lower refinancing activity and overall market conditions.

●	Noninterest expense increased $6,863,000, or 12.3% in 2021 over 2020, excluding merger-related expenses and loss on prepayment of borrowings. Significant variances included the following:
➢	Salaries and employee benefits expense totaled $37,603,000, an increase of $4,541,000 over 2020, reflecting the inclusion of the former Covenant operations for twelve months in 2021 as compared to six months in 2020, as well as increases in lending, human resources, information technology and other personnel needed to accommodate growth, and increases in health care expense due to higher claims on the Corporation’s partially self-insured plan.

➢	Data processing and telecommunications expenses totaled $5,903,000, an increase of $587,000 over 2020, including the impact of growth related to the Covenant acquisition, increased costs from outsourced support services and other increases in software licensing and maintenance costs.

➢	Professional fees expense totaled $2,243,000, an increase of $551,000 over 2020, mainly due to increases in recruiting services and PPP loan processing professional fees.

➢	Net occupancy and equipment expense totaled $4,984,000, an increase of $523,000, primarily reflecting an increase due to the Covenant acquisition.

➢	Pennsylvania shares tax expense totaled $1,951,000, an increase of $262,000, reflecting the increase in in C&N Bank’s stockholder’s equity.

➢	Automated teller machine and interchange expense totaled $1,433,000, an increase of $202,000, reflecting increased volume of activity.

➢	Other noninterest expense totaled $8,355,000, an increase of $197,000 over 2020. Within this category, significant variances included the following:

●	FDIC insurance expense of $581,000 increased $258,000.
●	Business development expenses of $452,000 increased $220,000, due primarily to an increase in public relations expense.
●	Donations expense of $847,000 increased $208,000, mainly due to an increase in donations associated with the Pennsylvania Educational Improvement Tax Credit program.
●	Other increases include legal fees and expenses of $83,000, bank insurance of $56,000, accounting and auditing expense of $51,000, and credit card reward redemption expense of $50,000.

●	Other operational losses of $199,000 decreased $405,000, including a reduction in charges principally related to Trust Department tax compliance and preparation matters.
●	Gains on other real estate properties totaled $100,000 in 2021 as compared to net losses of $146,000 in 2020.
●	The allowance for SBA claim adjustments decreased, reflecting more favorable claim results than previously estimated, resulting in a reduction in expense of $236,000 in 2021 as compared to a reduction in expense of $70,000 in 2020.

●	The income tax provision was $7,133,000 for the year ended December 31, 2021, up from $3,990,000 for the year ended December 31, 2020. Pre-tax income was $14,475,000 higher in 2021 as compared to 2020. The effective tax rate was 18.9% for 2021, higher than the 17.2% effective tax rate for 2020. The tax benefit of tax-exempt interest income was 2.4% of pre-tax income in 2021 as compared to a 3.5% benefit in 2020.

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

In connection with the Covenant acquisition, effective July 1, 2020, the Corporation recorded goodwill of $24.1 million and a core deposit intangible asset of $3.1 million. Assets acquired included loans valued at $464.2 million, cash and due from banks of $97.8 million, bank-owned life insurance valued at $11.2 million and securities valued at $10.8 million. Liabilities assumed included deposits valued at $481.8 million, borrowings valued at $64.0 million and subordinated debt valued at $10.1 million. The assets purchased and liabilities assumed in the acquisition were recorded at their preliminary estimated fair values at the time of closing subject to adjustment for up to one year subsequent to the acquisition. There were no adjustments to the fair values of assets acquired and liabilities assumed in the Covenant acquisition subsequent to December 31, 2020.

CRITICAL ACCOUNTING POLICIES

The presentation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

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

As described more fully in Note 2 to the consolidated financial statements, effective January 1, 2023, the Corporation is adopting Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326), as modified by subsequent ASUs, the required change in accounting for credit losses on loans receivable from an incurred loss methodology to an expected credit loss methodology commonly referred to as “CECL.”  Upon adoption of CECL, the allowance for credit losses will be based on the Corporation’s historical loan loss experience, borrower characteristics, forecasts of future economic conditions and other relevant factors. The Corporation will also apply qualitative factors to account for information that may not be reflected in quantitatively derived results or other relevant factors to ensure the allowance reflects management’s best estimate of current expected credit losses.

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation’s net interest income in 2022, 2021 and 2020. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. The Corporation believes presentation of net interest income on a fully taxable-equivalent basis provides investors with meaningful information for purposes of comparing returns on tax-exempt securities and loans with returns on taxable securities and loans. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the tables.

2022 vs. 2021

Fully taxable equivalent net interest income was $84,354,000 in 2022, $5,280,000 (6.7%) higher than in 2021. Interest income was $8,237,000 higher in 2022 as compared to 2021; interest expense was higher by $2,957,000 in comparing the same periods. As presented in Table II, the Net Interest Margin was 3.77% in 2022, as compared to 3.69% in 2021, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) increased slightly to 3.57% in 2022 from 3.55% in 2021. The average yield on earning assets of 4.19% was 0.20% higher in 2022 as compared to 2021, and the average rate on interest bearing liabilities of 0.62% was 0.18% higher in 2022 as compared to 2021. Table III shows that, in the aggregate, rising interest rates in 2022 had a positive impact on net interest income as the portion of the increase attributable to changes in rate was $4,976,000.

Income from purchase accounting-related adjustments in 2022 had a positive effect on net interest income of $1,621,000, including an increase in income on loans of $1,216,000 and a net reduction in interest expense on time deposits and borrowed funds totaling $405,000. The positive impact of purchase accounting-related adjustments to the net interest margin was 0.07% in 2022. In comparison, the net positive impact of purchase accounting-related adjustments was $2,659,000, with a positive impact on the net interest margin of 0.13% in 2021.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $93,873,000 in 2022, an increase of $8,237,000, or 9.6% from 2021.

Interest income from available-for-sale debt securities, on a fully taxable-equivalent basis, increased $3,610,000 in 2022 as compared to 2021, as the average balance (at amortized cost) of available-for-sale debt securities increased $168.2 million as indicated in Table II. The average yield on available-for-sale debt securities was 2.16% for 2022, down slightly from 2.17% in 2021.

Interest and fees from loans receivable increased $4,289,000 in 2022 as compared to 2021. Total interest and fees from loans excluding PPP loans increased $9,861,000 in 2022 as compared to 2021. Interest and fees on PPP loans totaled $958,000 in 2022, a decrease of $5,572,000 from 2021, as previously deferred fees were recognized in income upon the SBA’s repayment of loans based on forgiveness of the underlying borrowers. In 2022, total interest and fees on loans included $1,852,000 from repayments received on purchased credit impaired loans in excess of previous carrying amounts as compared to income from similar repayments of $231,000 in 2021.

Average outstanding loans receivable increased $31,338,000 (2.0%) to $1,628,094,000 in 2022 from $1,596,756,000 in 2021, despite a reduction in average PPP loans of $89,246,000. Average total loans outstanding, excluding PPP loans, increased $120,584,000 (8.0%).

The fully taxable equivalent yield on loans in 2022 was 4.98% compared to 4.81% in 2021. The average yield on loans included the positive impact of the income on PCI loans in 2022. The comparatively high yield on PPP loans provided a benefit to the margin in both periods through the higher volume resulted in a larger benefit in 2021. Excluding PPP loans and income from excess repayments on purchased credit impaired loans, the adjusted yield on loans was 4.83% in 2022, up from the similarly adjusted yield of 4.67% in 2021.

Income from interest-bearing due from banks totaled $645,000 in 2022, an increase of $327,000 from the total for 2021. The average yield on interest-bearing due from banks was 1.25% in 2022 and 0.20% in 2021. The average balance of interest-bearing due from banks was $51,407,000 in 2022 as compared to $156,152,000 in 2021. The average balance of interest-bearing due from banks fell to 2.3% of average earning assets in 2022 from 7.3% in 2021 as excess funds were invested in securities and loans. Within this category, the largest asset balance in 2022 and 2021 has been interest-bearing deposits held with the Federal Reserve.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased $2,957,000, or 45.1%, to $9,519,000 in 2022 from $6,562,000 in 2021. Interest expense on deposits increased $2,100,000. Table II shows the average rate on interest-bearing deposits increased to 0.46% in 2022 from 0.33% in 2021 reflecting the impact of increases in market rates in 2022.

Average total deposits (interest-bearing and noninterest-bearing) increased $75,012,000 (3.9%) to $1,980,412,000 in 2022 from $1,905,400 in 2021. Average time deposits decreased $42,552,000, while the average total balance of other categories increased $117,564,000, or 7.5%. The increase in average deposits includes the impact of growth in commercial deposits, reflecting higher average balances maintained and new business.

Interest expense on short-term borrowings in 2022 was $429,000 as compared to $23,000 in 2021. The average balance of short-term borrowings increased to $21,766,000 in 2022 from $6,269,000 in 2021. The average rate on short-term borrowings was 1.97% in 2022 compared to 0.37% in 2021.

Interest expense on long-term borrowings (FHLB advances) increased $497,000 to $896,000 in 2022 from $399,000 in 2021. The average balance of long-term borrowings was $40,194,000 in 2022, down from an average balance of $44,026,000 in 2021. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations. The average rate on long-term borrowings was 2.23% in 2022 compared to 0.91% in 2021.

Interest expense on senior notes issued in May 2021 totaled $477,000 in 2022 as compared to $293,000 in 2021. The average balance of the senior notes increased to $14,733,000 in 2022 from $9,129,000 in 2021. The average rate on senior notes was 3.24% in 2022 and 3.21% in 2021.

Interest expense on subordinated debt decreased $230,000 to $1,079,000 in 2022 from $1,309,000 in 2021. The average balance of subordinated debt decreased slightly to $27,116,000 in 2022 from $27,399,000 in 2021. The average rate on subordinated debt decreased to 3.98% in 2022 from 4.78% in 2021 including the net impact of a new issue of subordinated debt of $24,437,000, net, at an effective rate of 3.74% in May 2021 and the redemption of subordinated notes totaling $8,000,000 in the second quarter 2021 and $8,500,000 in the second quarter 2022.

2021 vs. 2020

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

Income from purchase accounting adjustments in 2021 had a positive effect on net interest income in 2021 of $2,659,000, including an increase in income on loans of $1,289,000 and net reductions in interest expense on time deposits and borrowed funds totaling $1,370,000. In comparison, the net positive impact on net interest income of purchase accounting adjustments was $3,272,000 in 2020. The net positive impact to the net interest margin from purchase accounting adjustments was 0.13% in 2021 and 0.18% in 2020.

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

Total average deposit balances (interest-bearing and noninterest-bearing) increased $318,991,000 to $1,905,400,000 in 2021 from $1,586,409,000 in 2020. The increase in average deposits includes the impact of the Covenant acquisition. The average rate on interest-bearing deposits decreased to 0.33% in 2021 from 0.60% in 2020. The decrease in average rate on deposits includes a decrease of 0.54% on time deposits. The average balance of time deposits fell to 17.2% of average total deposits in 2021 from 25.1% in 2020, further contributing to the reduction in average rate on deposits.

Interest expense on short-term borrowings decreased $344,000 to $23,000 in 2021 from $367,000 in 2020. The average balance of short-term borrowings decreased to $6,269,000 in 2021 from $34,212,000 in 2020. The average rate on short-term borrowings decreased to 0.37% in 2021 from 1.07% in 2020.

Interest expense on long-term borrowings (FHLB advances) decreased $892,000 to $399,000 in 2021 from $1,291,000 in 2020. The average balance of long-term borrowings was $44,026,000 in 2021, down from an average balance of $83,500,000 in 2020. The average rate on long-term borrowings was 0.91% in 2021 compared to 1.55% in 2020. The reduction in both average balance and rate reflects the prepayment of borrowings of $48,036,000 in December 2020.

Interest expense on senior notes issued in May 2021 totaled $293,000 in 2021. The average balance of the senior notes was $9,129,000 in 2021 with an average rate of 3.21%.

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

TABLE I - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Year Ended
	December 31,			Increase/(Decrease)
(In Thousands)	2022	2021	2020	2022/2021	2021/2020
INTEREST INCOME
Interest-bearing due from banks	$645	$318	$251	$327	$67
Available-for-sale debt securities:
Taxable	8,360	5,114	5,534	3,246	(420)
Tax-exempt	3,721	3,357	2,669	364	688
Total available-for-sale debt securities	12,081	8,471	8,203	3,610	268
Loans receivable:
Taxable	77,641	68,019	64,460	9,622	3,559
Paycheck Protection Program - 1st Draw	54	3,476	2,924	(3,422)	552
Paycheck Protection Program - 2nd Draw	904	3,054	0	(2,150)	3,054
Tax-exempt	2,471	2,232	2,222	239	10
Total loans receivable	81,070	76,781	69,606	4,289	7,175
Other earning assets	77	66	80	11	(14)
Total Interest Income	93,873	85,636	78,140	8,237	7,496

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	1,833	897	948	936	(51)
Money market	2,088	1,156	1,172	932	(16)
Savings	257	231	230	26	1
Time deposits	2,460	2,254	4,881	206	(2,627)
Total interest-bearing deposits	6,638	4,538	7,231	2,100	(2,693)
Borrowed funds:
Short-term	429	23	367	406	(344)
Long-term - FHLB advances	896	399	1,291	497	(892)
Senior notes, net	477	293	0	184	293
Subordinated debt, net	1,079	1,309	706	(230)	603
Total borrowed funds	2,881	2,024	2,364	857	(340)
Total Interest Expense	9,519	6,562	9,595	2,957	(3,033)

Net Interest Income	$84,354	$79,074	$68,545	$5,280	$10,529

(1)	Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis (a non-GAAP measure), using the Corporation’s marginal federal income tax rate of 21%.
(2)	Fees on loans are included with interest on loans and amounted to $2,958,000 in 2022, $7,958,000 in 2021 and $4,314,000 in 2020.
(3)	The table that follows is a reconciliation of net interest income under U.S. GAAP as compared to net interest income as adjusted to a fully taxable-equivalent basis.

(In Thousands)	Year Ended
	December 31,			Increase/(Decrease)
	2022	2021	2020	2022/2021	2021/2020
Net Interest Income Under U.S. GAAP	$83,128	$77,939	$67,565	$5,189	$10,374
Add: fully taxable-equivalent interest income adjustment from tax-exempt securities	720	673	525	47	148
Add: fully taxable-equivalent interest income adjustment from tax-exempt loans	506	462	455	44	7
Net Interest Income as adjusted to a fully taxable-equivalent basis	$84,354	$79,074	$68,545	$5,280	$10,529

TABLE II - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars In Thousands)	Year		Year		Year
	Ended	Rate of	Ended	Rate of	Ended	Rate of
	12/31/2022	Return/	12/31/2021	Return/	12/31/2020	Return/
	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds%	Balance	Funds%	Balance	Funds%
EARNING ASSETS
Interest-bearing due from banks	$51,407	1.25%	$156,152	0.20%	$80,587	0.31%
Available-for-sale debt securities, at amortized cost:
Taxable	410,033	2.04%	262,880	1.95%	238,407	2.32%
Tax-exempt	148,344	2.51%	127,283	2.64%	90,038	2.96%
Total available-for-sale debt securities	558,377	2.16%	390,163	2.17%	328,445	2.50%
Loans receivable:
Taxable	1,533,417	5.06%	1,426,150	4.77%	1,285,383	5.01%
Paycheck Protection Program - 1st Draw	447	12.08%	44,735	7.77%	98,466	2.97%
Paycheck Protection Program - 2nd Draw	7,959	11.36%	52,917	5.77%	0	0.00%
Tax-exempt	86,271	2.86%	72,954	3.06%	61,249	3.63%
Total loans receivable	1,628,094	4.98%	1,596,756	4.81%	1,445,098	4.82%
Other earning assets	2,321	3.32%	2,404	2.75%	2,357	3.39%
Total Earning Assets	2,240,199	4.19%	2,145,475	3.99%	1,856,487	4.21%
Cash	22,685		24,132		25,439
Unrealized (loss) gain on securities	(38,784)		10,676		12,487
Allowance for loan losses	(14,962)		(12,354)		(11,018)
Bank-owned life insurance	30,925		30,373		24,415
Bank premises and equipment	21,559		20,814		19,826
Intangible assets	55,599		56,086		43,330
Other assets	55,567		44,032		38,859
Total Assets	$2,372,788		$2,319,234		$2,009,825

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$443,107	0.41%	$399,130	0.22%	$310,782	0.31%
Money market	443,084	0.47%	433,508	0.27%	298,736	0.39%
Savings	257,156	0.10%	228,411	0.10%	189,316	0.12%
Time deposits	285,264	0.86%	327,816	0.69%	397,974	1.23%
Total interest-bearing deposits	1,428,611	0.46%	1,388,865	0.33%	1,196,808	0.60%
Borrowed funds:
Short-term	21,766	1.97%	6,269	0.37%	34,212	1.07%
Long-term - FHLB advances	40,194	2.23%	44,026	0.91%	83,500	1.55%
Senior notes, net	14,733	3.24%	9,129	3.21%	0	0.00%
Subordinated debt, net	27,116	3.98%	27,399	4.78%	11,553	6.11%
Total borrowed funds	103,809	2.78%	86,823	2.33%	129,265	1.83%
Total Interest-bearing Liabilities.	1,532,420	0.62%	1,475,688	0.44%	1,326,073	0.72%
Demand deposits	551,801		516,535		389,601
Other liabilities	23,474		25,785		20,800
Total Liabilities	2,107,695		2,018,008		1,736,474
Stockholders' equity, excluding accumulated other comprehensive (loss) income	295,447		292,683		263,253
Accumulated other comprehensive (loss) income	(30,354)		8,543		10,098
Total Stockholders' Equity	265,093		301,226		273,351
Total Liabilities and Stockholders' Equity	$2,372,788		$2,319,234		$2,009,825
Interest Rate Spread		3.57%		3.55%		3.49%
Net Interest Income/Earning Assets		3.77%		3.69%		3.69%

Total Deposits (Interest-bearing and Demand)	$1,980,412		$1,905,400		$1,586,409
(1)	Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

TABLE III -  ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	Year Ended 12/31/2022 vs. 12/31/2021			.	Year Ended 12/31/2021 vs. 12/31/2020
	Change in	Change in	Total		Change in	Change in	Total
	Volume	Rate	Change		Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks	$(339)	$666	$327		$176	$(109)	$67
Available-for-sale debt securities:
Taxable	2,989	257	3,246		532	(952)	(420)
Tax-exempt	534	(170)	364		1,008	(320)	688
Total available-for-sale debt securities	3,523	87	3,610		1,540	(1,272)	268
Loans receivable:
Taxable	5,289	4,333	9,622		6,821	(3,262)	3,559
Paycheck Protection Program - 1st Draw	(4,664)	1,242	(3,422)		(2,247)	2,799	552
Paycheck Protection Program - 2nd Draw	(3,769)	1,619	(2,150)		3,054	0	3,054
Tax-exempt	388	(149)	239		388	(378)	10
Total loans receivable	(2,756)	7,045	4,289		8,016	(841)	7,175
Other earning assets	(2)	13	11		2	(16)	(14)
Total Interest Income	426	7,811	8,237		9,734	(2,238)	7,496

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	109	827	936		233	(284)	(51)
Money market	27	905	932		430	(446)	(16)
Savings	29	(3)	26		43	(42)	1
Time deposits	(318)	524	206		(752)	(1,875)	(2,627)
Total interest-bearing deposits	(153)	2,253	2,100		(46)	(2,647)	(2,693)
Borrowed funds:
Short-term	146	260	406		(191)	(153)	(344)
Long-term - FHLB advances	(38)	535	497		(476)	(416)	(892)
Senior notes, net	181	3	184		293	0	293
Subordinated debt, net	(14)	(216)	(230)		786	(183)	603
Total borrowed funds	275	582	857		412	(752)	(340)
Total Interest Expense	122	2,835	2,957		366	(3,399)	(3,033)

Net Interest Income	$304	$4,976	$5,280		$9,368	$1,161	$10,529
(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME

TABLE IV - COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)	Year Ended
	December 31,		$	%
	2022	2021	Change	Change
Trust revenue	$6,994	$7,234	$(240)	(3.3)%
Brokerage and insurance revenue	2,291	1,860	431	23.2%
Service charges on deposit accounts	5,019	4,633	386	8.3%
Interchange revenue from debit card transactions	4,148	3,855	293	7.6%
Net gains from sales of loans	757	3,428	(2,671)	(77.9)%
Loan servicing fees, net	960	694	266	38.3%
Increase in cash surrender value of life insurance	545	573	(28)	(4.9)%
Other noninterest income	3,698	3,580	118	3.3%
Realized gains on available-for-sale debt securities, net	20	24	(4)	(16.7)%
Total noninterest income	$24,432	$25,881	$(1,449)	(5.6)%

(Dollars in Thousands)	Year Ended
	December 31,		$	%
	2021	2020	Change	Change
Trust revenue	$7,234	$6,321	$913	14.4%
Brokerage and insurance revenue	1,860	1,486	374	25.2%
Service charges on deposit accounts	4,633	4,231	402	9.5%
Interchange revenue from debit card transactions	3,855	3,094	761	24.6%
Net gains from sales of loans	3,428	5,403	(1,975)	(36.6)%
Loan servicing fees, net	694	(61)	755	N/M
Increase in cash surrender value of life insurance	573	515	58	11.3%
Other noninterest income	3,580	3,355	225	6.7%
Realized gains on available-for-sale debt securities, net	24	169	(145)	(85.8)%
Total noninterest income	$25,881	$24,513	$1,368	5.6%

NONINTEREST EXPENSE

TABLE V - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)	Year Ended
	December 31,		$	%
	2022	2021	Change	Change
Salaries and employee benefits	$41,833	$37,603	$4,230	11.2%
Net occupancy and equipment expense	5,533	4,984	549	11.0%
Data processing and telecommunications expense	6,806	5,903	903	15.3%
Automated teller machine and interchange expense	1,601	1,433	168	11.7%
Pennsylvania shares tax	1,956	1,951	5	0.3%
Professional fees	2,005	2,243	(238)	(10.6)%
Other noninterest expense	8,221	8,355	(134)	(1.6)%
Total noninterest expense	$67,955	$62,472	$5,483	8.8%

(Dollars in Thousands)	Year Ended
	December 31,		$	%
	2021	2020	Change	Change
Salaries and employee benefits	$37,603	$33,062	$4,541	13.7%
Net occupancy and equipment expense	4,984	4,461	523	11.7%
Data processing and telecommunications expense	5,903	5,316	587	11.0%
Automated teller machine and interchange expense	1,433	1,231	202	16.4%
Pennsylvania shares tax	1,951	1,689	262	15.5%
Professional fees	2,243	1,692	551	32.6%
Other noninterest expense	8,355	8,158	197	2.4%
Total noninterest expense, excluding merger-related expenses and loss on prepayment of borrowings	62,472	55,609	6,863	12.3%
Merger-related expenses	0	7,708	(7,708)	(100.0)%
Loss on prepayment of borrowings	0	1,636	(1,636)	(100.0)%
Total noninterest expense	$62,472	$64,953	$(2,481)	(3.8)%

Additional detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of Management’s Discussion and Analysis.

INCOME TAXES

The effective income tax rate was 17.7% of pre-tax income in 2022, down from 18.9% in 2021 and up from 17.2% in 2020. The Corporation’s effective tax rates differed from the federal statutory rate of 21% mainly because of the effects of tax-exempt interest income. The lower effective income tax rate in 2022 as compared to 2021 includes the impact of higher tax-exempt interest as a percentage of pre-tax income, a larger permanent difference (deduction) related to restricted stock compensation and the benefit of a $340,000 reduction in expense from the reversal of tax penalties being non-deductible. The higher effective income tax rate in 2021 as compared to 2020 resulted mainly from a reduction in the proportion of tax-exempt interest income to total pre-tax income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At December 31, 2022, the net deferred tax asset was $20,884,000, up from the balance at December 31, 2021 of $5,887,000. The most significant change in temporary difference components was an increase of $14,669,000 in the net deferred tax asset related to the unrealized loss on available-for-sale debt securities resulting from increases in interest rates.

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

Management believes the recorded net deferred tax asset at December 31, 2022 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

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

Table VI shows the composition of the available-for-sale debt securities portfolio at December 31, 2022, 2021 and 2020. The total amortized cost of available-for-sale debt securities increased $50,202,000 to $561,794,000 at December 31, 2022 from $511,592,000 at December 31, 2021. The increase in 2022 followed an increase of $177,040,000 at December 31, 2021 as compared to December 31,

2020. The increase in the amortized cost basis of the securities portfolio resulted from management’s decision to invest excess funds available from the growth in deposits and net loan repayments throughout most of 2020, 2021 and the first quarter 2022.

At December 31, 2022, the largest categories of securities held as a percentage of total amortized cost, were as follows: (1) tax-exempt and taxable municipal bonds, 38.2%; (2) residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies, including pass-through securities and collateralized mortgage obligations, 28.1%; and (3) commercial mortgage-backed securities issued or guaranteed by U.S. Government sponsored agencies, 16.3%.

The composition of the available-for-sale debt securities portfolio at December 31, 2022, December 31, 2021 and December 31, 2020 is as follows:

TABLE VI - INVESTMENT SECURITIES

	2022		2021		2020
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$35,166	$31,836	$25,058	$24,912	$12,184	$12,182
Obligations of U.S. Government agencies	25,938	23,430	23,936	24,091	25,349	26,344
Bank holding company debt securities	28,945	25,386	18,000	17,987	0	0
Obligations of states and political subdivisions:
Tax-exempt	146,149	132,623	143,427	148,028	116,427	122,401
Taxable	68,488	56,812	72,182	72,765	45,230	47,452
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	112,782	99,941	98,048	98,181	36,853	38,176
Residential collateralized mortgage obligations	44,868	40,296	44,015	44,247	56,048	57,467
Commercial mortgage-backed securities	91,388	79,686	86,926	87,468	42,461	45,310
Private label commercial mortgage-backed securities	8,070	8,023	0	0	0	0
Total Available-for-Sale Debt Securities	$561,794	$498,033	$511,592	$517,679	$334,552	$349,332

Aggregate Unrealized (Loss) Gain		$(63,761)		$6,087		$14,780
Aggregate Unrealized (Loss) Gain as a % of Amortized Cost		(11.3)%		1.2%		4.4%
Market Yield on 5-Year U.S. Treasury Obligations (a)		3.99%		1.26%		0.36%

(a) Source: Treasury.gov (Daily Treasury Par Yield Curve Rates)

As reflected in the table above, the fair value of available-for-sale securities as of December 31, 2022 was lower than the amortized cost basis by $63,761,000, or 11.3%. In comparison, the aggregate unrealized gain position was $6,087,000 (1.2%) at December 31, 2021 and $14,780,000 (4.4%) at December 31, 2020. The unrealized decrease in fair value of the portfolio in 2022 and in 2021 resulted from an increase in interest rates. As shown above, the market yield on the 5-year U.S. Treasury Note was 2.73% higher at December 31, 2022 in comparison to December 31, 2021, and 3.63% higher than at December 31, 2020.

Management reviewed the Corporation’s holdings as of December 31, 2022 and concluded there were no credit-related declines in fair value and that the unrealized losses on all of the securities in an unrealized loss position are considered temporary. In assessing whether there were other-than-temporary impairment losses, management considered (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value, and (4) whether the Corporation intends to sell the security or if it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis.

Additional information regarding the potential impact of interest rate changes on all of the Corporation’s financial instruments is provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

The following table presents the contractual maturities and the weighted-average yields (calculated based on amortized cost) of investment securities as of December 31, 2022. Yields on tax-exempt securities are presented on a fully taxable-equivalent basis. For callable securities, yields on securities purchased at a discount are based on yield-to-maturity, while yields on securities purchased at a premium are based on yield to the first call date. Yields on mortgage-backed securities are estimated and include the effects of prepayment assumptions. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within		One-		Five-		After
	One		Five		Ten		Ten
(Dollars In Thousands)	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$1,249	1.30%	$24,852	1.23%	$9,065	1.42%	$0	0.00%	$35,166	1.28%
Obligations of U.S. Government agencies	3,753	0.83%	7,499	0.65%	7,501	2.06%	7,185	3.88%	25,938	1.98%
Bank holding company debt securities	0	0.00%	0	0.00%	28,945	3.47%	0	0.00%	28,945	3.47%
Obligations of states and political subdivisions:
Tax-exempt	5,063	3.11%	23,983	2.66%	28,441	2.85%	88,662	2.40%	146,149	2.55%
Taxable	3,502	2.61%	18,649	1.74%	15,071	2.03%	31,266	2.47%	68,488	2.18%
Sub-total	$13,567	2.18%	$74,983	1.75%	$89,023	2.70%	$127,113	2.50%	$304,686	2.36%
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities									112,782	1.89%
Residential collateralized mortgage obligations									44,868	2.18%
Commercial mortgage-backed securities									91,388	2.09%
Private label commercial mortgage-backed securities									8,070	5.51%
Total									$561,794	2.17%

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

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Income section of Management’s Discussion and Analysis. Other significant balance sheet items, including securities, the allowance for loan losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding letters of credit at December 31, 2022, and management does not expect the amount of purchases of bank premises and equipment to have a material, detrimental effect on the Corporation’s financial condition in 2023.

Table VII shows the composition of the loan portfolio at year-end from 2018 through 2022. The significant loan growth in 2019 and 2020 reflects the impact of acquisitions. After a reduction in outstanding loans at December 31, 2021 as compared to a year earlier, loan growth was robust in 2022 as the recorded investment in commercial loans was up $133,127,000 (13.6%), and residential mortgage loans were up $39,760,000 (7.0%), from year-end 2021. The volume of residential mortgage loans originated and sold into the secondary market fell significantly in 2022 as higher interest rates dampened market activity. In 2022, a substantial portion of new mortgage loans the Corporation originated were 5/1, 7/1 and 10/1 adjustable rate loans that were retained for investment on the balance sheet. At December 31, 2022, commercial loans represented approximately 64% of the portfolio while residential mortgage loans totaled 35% of the portfolio.

While the Corporation’s lending activities are primarily concentrated in its market areas, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial”, “Commercial loans secured by real estate”, “Political subdivisions” and “Other commercial” classes in the loan tables presented in this Form 10-K. Total participation loans outstanding amounted to $44,723,000 at December 31, 2022, down from $54,372,000 at December 31, 2021. As described in more detail in the Provision and Allowance for Loan Losses section of Management’s Discussion and Analysis, the Corporation recorded partial charge-offs totaling $3,942,000 on a commercial real estate secured participation loan with a recorded investment of $2,654,000 at December 31, 2022. At December 31, 2022, the balance of participation loans outstanding includes a total of $13,563,000 to businesses located outside of the Corporation’s market areas. Also, included within participation loans are “leveraged loans,” meaning loans to businesses with minimal tangible book equity and for which the extent of collateral available is limited, though typically at the time of origination the businesses have demonstrated strong cash flow performance in their recent histories. Leveraged participation loans totaled $2,370,000 at December 31, 2022 and $7,469,000 at December 31, 2021.

The Corporation originates and sells residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Xtra program consist primarily of conforming, prime loans sold to the Federal National Mortgage Association (Fannie Mae), a quasi-government entity. The Corporation also originates and sells residential mortgage loans to the secondary market through the MPF Original program, administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Original program consist primarily of conforming, prime loans sold to the Federal Home Loan Bank of Pittsburgh. The Corporation also may originate and sell larger-balance, nonconforming mortgages under the MPF Direct Program. The Corporation does not retain servicing rights for loans sold under the MPF Direct Program. Through December 31, 2022, the Corporation’s activity under the MPF Direct Program has been minimal.

For loan sales originated under the MPF programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At December 31, 2022, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,515,000, and the corresponding total outstanding balance of repurchased loans at December 31, 2021 was $1,571,000.

At December 31, 2022, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $325,677,000, including loans sold through the MPF Xtra program of $155,506,000 and loans sold through the Original program of $170,171,000. At December 31, 2021, outstanding balances of loans sold and serviced through the two programs totaled $334,741,000, including loans sold through the MPF Xtra program of $165,668,000 and loans sold through the Original Program of $169,073,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of December 31, 2022 and December 31, 2021.

For loans sold under the Original program, the Corporation provides a credit enhancement whereby the Corporation would assume credit losses in excess of a defined First Loss Account (“FLA”) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding balance of loans sold. At December 31, 2022, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $6,392,000, and the Corporation has recorded a related allowance for credit losses in the amount of $425,000 which is included in accrued interest and other liabilities in the accompanying consolidated balance sheets. At December 31, 2021, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $8,656,000, and the related allowance for credit losses was $635,000. Income related to providing the credit enhancement (included in other noninterest income in the consolidated statements of income) totaled $292,000 in 2022, $348,000 in 2021 and $227,000 in 2020. A credit for losses related to the credit enhancement obligation (included in other noninterest expense in the consolidated statements of income) of $172,000 was recorded in 2022 as compared to a provision for losses of $135,000 in 2021 and $167,000 in 2020. The Corporation does not provide a credit enhancement for loans sold through the Xtra program.

The Corporation is a participating SBA lender. Under the terms of its arrangements with the SBA, the Corporation may originate loans to commercial borrowers, with full-or-partial guarantees by the SBA, subject to the SBA’s underwriting and documentation requirements. Pursuant to an acquisition, the Corporation acquired loans with partial SBA guarantees, or in some cases, loans where the SBA-guaranteed portion of the loans had been sold back to the SBA subject to ongoing compliance with SBA underwriting and documentation requirements. As part of its due diligence, the Corporation reviewed all the purchased loans originated through the various SBA loan programs as of July 1, 2020 and recorded an allowance for SBA claim adjustments. Determination of the allowance was subjective in nature and was based on the Corporation’s assessment of the credit quality of the loans and the quality of the documentation supporting compliance with SBA requirements. The Corporation’s total exposure related to SBA guarantees on purchased loans was $4,847,000 at December 31, 2022 and $12,856,000 at December 31, 2021 with an allowance for SBA claim adjustments (included in accrued interest and other liabilities in the consolidated balance sheets) of $90,000 at December 31, 2022 and $457,000 at December 31, 2021. In 2022, the Corporation recorded a reduction in other noninterest expense of $367,000 representing amounts realized on SBA claims in excess of prior estimates, as compared to reductions of $236,000 in 2021 and $70,000 in 2020.

TABLE VII – Five-year Summary of Loans by Type

(Dollars In Thousands)	2022	%	2021	%	2020	%	2019	%	2018	%
Commercial:
Commercial loans secured by real estate	$682,249	39.2	$569,840	36.4	$531,810	32.3	$301,227	25.5	$162,611	19.6
Commercial and industrial	178,271	10.2	159,073	10.2	159,577	9.7	126,374	10.7	91,856	11.1
Paycheck Protection Program - 1st Draw	5	0.0	1,356	0.1	132,269	8.0	0	0.0	0	0.0
Paycheck Protection Program - 2nd Draw	163	0.0	25,508	1.6	0	0.0	0	0.0	0	0.0
Political subdivisions	90,719	5.2	81,301	5.2	53,221	3.2	53,570	4.5	53,263	6.4
Commercial construction and land	73,963	4.3	60,579	3.9	42,874	2.6	33,555	2.8	11,962	1.4
Loans secured by farmland	12,950	0.7	11,121	0.7	11,736	0.7	12,251	1.0	7,146	0.9
Multi-family (5 or more) residential	55,886	3.2	50,089	3.2	55,811	3.4	31,070	2.6	7,180	0.9
Agricultural loans	2,435	0.1	2,351	0.2	3,164	0.2	4,319	0.4	5,659	0.7
Other commercial loans	14,857	1.0	17,153	1.0	17,289	1.1	16,535	1.4	13,950	1.7
Total commercial	1,111,498	63.9	978,371	62.5	1,007,751	61.2	578,901	49.0	353,627	42.7
Residential mortgage:
Residential mortgage loans - first liens	509,782	29.3	483,629	30.9	532,947	32.4	510,641	43.2	372,339	45.0
Residential mortgage loans - junior liens	24,949	1.4	23,314	1.5	27,311	1.7	27,503	2.3	25,450	3.1
Home equity lines of credit	43,798	2.5	39,252	2.5	39,301	2.4	33,638	2.8	34,319	4.1
1-4 Family residential construction	30,577	1.8	23,151	1.5	20,613	1.3	14,798	1.3	24,698	3.0
Total residential mortgage	609,106	35.0	569,346	36.4	620,172	37.8	586,580	49.6	456,806	55.2
Consumer	19,436	1.1	17,132	1.1	16,286	1.0	16,741	1.4	17,130	2.1
Total	1,740,040	100.0	1,564,849	100.0	1,644,209	100.0	1,182,222	100.0	827,563	100.0
Less: allowance for loan losses	(16,615)		(13,537)		(11,385)		(9,836)		(9,309)
Loans, net	$1,723,425		$1,551,312		$1,632,824		$1,172,386		$818,254

TABLE VIII – LOAN MATURITY DISTRIBUTION

	As of December 31, 2022

	Fixed-Rate Loans				Variable- or Adjustable-Rate Loans				All Loans
	1 Year	1-5	>5		1 Year	1-5	>5
(In Thousands)	or Less	Years	Years	Total	or Less	Years	Years	Total	Total
Commercial:
Commercial loans secured by real estate	$40,852	$150,581	$108,207	$299,640	$139,966	$231,502	$11,141	$382,609	$682,249
Commercial and industrial	17,765	40,576	10,334	68,675	91,796	17,800	0	109,596	178,271
Paycheck Protection Program - 1st Draw	0	5	0	5	0	0	0	0	5
Paycheck Protection Program - 2nd Draw	0	163	0	163	0	0	0	0	163
Political subdivisions	453	14,372	68,225	83,050	1,099	2,804	3,766	7,669	90,719
Commercial construction and land	1,887	3,412	20,926	26,225	30,122	15,715	1,901	47,738	73,963
Loans secured by farmland	47	1,267	726	2,040	1,612	9,264	34	10,910	12,950
Multi-family (5 or more) residential	1,594	14,367	10,709	26,670	4,382	22,519	2,315	29,216	55,886
Agricultural loans	164	651	0	815	1,056	564	0	1,620	2,435
Other commercial loans	70	1,178	2,332	3,580	8,062	3,215	0	11,277	14,857
Total commercial	62,832	226,572	221,459	510,863	278,095	303,383	19,157	600,635	1,111,498
Residential mortgage:
Residential mortgage loans - first liens	17,378	41,298	165,471	224,147	38,340	116,688	130,607	285,635	509,782
Residential mortgage loans - junior liens	248	2,468	15,936	18,652	2,778	3,351	168	6,297	24,949
Home equity lines of credit	96	0	77	173	43,496	0	129	43,625	43,798
1-4 Family residential construction	0	109	4,373	4,482	12,967	579	12,549	26,095	30,577
Total residential mortgage	17,722	43,875	185,857	247,454	97,581	120,618	143,453	361,652	609,106
Consumer	5,963	9,796	2,786	18,545	891	0	0	891	19,436
Total	$86,517	$280,243	$410,102	$776,862	$376,567	$424,001	$162,610	$963,178	$1,740,040

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

The allowance for loan losses was $16,615,000 at December 31, 2022, up from $13,537,000 at December 31, 2021. Table X shows total specific allowances on impaired loans of $453,000 at December 31, 2022, down from $740,000 at December 31, 2021. Table X also shows the increase in the allowance in 2022 is mainly related to commercial loans, as the collectively evaluated portion of the allowance related to the commercial segment increased to $10,845,000 at December 31, 2022 from $7,553,000 at December 31, 2021. Table X also shows that the allowance has increased at each year-end from 2018 through 2022, reflecting the impact of loan growth and other factors, though the total specific allowance on individually impaired loans has decreased each year.

Table XI shows the allowance for loan losses totaled 0.95% of gross loans outstanding at December 31, 2022, up from 0.87% at December 31, 2021. This ratio declined in 2019 and again in 2020 when loans acquired in business combinations were recorded at their initial fair values, including an estimated adjustment for credit losses, with no allowance initially recorded on those loans. Accordingly, the allowance as a percentage of loans dipped from 1.12% at December 31, 2018 to 0.83% at December 31, 2019 following the Monument acquisition and then to 0.69% at December 31, 2020 following the Covenant acquisition. Table XI also shows that the total of the allowance and the credit adjustment on purchased non-impaired loans, as a percentage of total loans plus the credit adjustment, was 1.06% at December 31, 2022, in line with ratios from the previous years.

The provision (credit) for loan losses by segment for 2022, 2021 and 2020 is as follows:

(In Thousands)	2022	2021	2020
Commercial	$7,097	$3,427	$3,847
Residential mortgage	(284)	90	27
Consumer	113	58	39
Unallocated	329	86	0
Total	$7,255	$3,661	$3,913

The provision for loan losses is further detailed as follows:

Commercial segment

(In Thousands)	2022	2021	2020
Net change in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$3,805	$1,419	$2,215
Increase (decrease) in collectively determined portion of the allowance attributable to:
Changes in loan volume	3,180	1,879	432
Changes in historical loss experience factors	1,341	129	831
Changes in qualitative factors	(1,229)	0	369
Total provision for loan losses - Commercial segment	$7,097	$3,427	$3,847

Residential mortgage segment

(In Thousands)	2022	2021	2020
Net change in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$(19)	$(157)	$(58)
Increase (decrease) in collectively determined portion of the allowance attributable to:
Changes in loan volume	759	348	(240)
Changes in historical loss experience factors	(59)	(56)	(88)
Changes in qualitative factors	(965)	(45)	413
Total (credit) provision for loan losses - Residential mortgage segment	$(284)	$90	$27

Consumer segment

(In Thousands)	2022	2021	2020
Net change in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$104	$62	$81
(Decrease) increase in collectively determined portion of the allowance attributable to:
Changes in loan volume	35	14	(30)
Changes in historical loss experience factors	(13)	(23)	(15)
Changes in qualitative factors	(13)	5	3
Total provision for loan losses - Consumer segment	$113	$58	$39

Total – All segments

(In Thousands)	2022	2021	2020
Net change in total specific allowance on impaired loans, adjusted for the effect of net charge-offs	$3,890	$1,324	$2,238
Increase (decrease) in collectively determined portion of the allowance attributable to:
Changes in loan volume	3,974	2,241	162
Changes in historical loss experience factors	1,269	50	728
Changes in qualitative factors	(2,207)	(40)	785
Sub-total	6,926	3,575	3,913
Unallocated	329	86	0
Total provision for loan losses - All segments	$7,255	$3,661	$3,913

In 2022, the provision includes the impact of partial charge-offs totaling $3,942,000 on a commercial real estate secured participation loan to a borrower in the health care industry. The charge-offs resulted from the borrower’s default due to deterioration in financial performance. The recorded investment in the loan at December 31, 2022 (principal balance, net of partial charge-offs) was $2,654,000 based on a settlement agreement reached with the borrower. At March 7, 2023, after the impact of payments received pursuant to the settlement agreement, the recorded investment in the loan was $474,000. The 2022 provision also includes $1,269,000 related to a net increase in historical loss factors, most of which resulted from the partial charge-offs just described. Further, the 2022 provision includes $3,974,000 attributable to increases in loan volume resulting from significant loan growth, particularly for the commercial segment, as well as an increase in the collectively determined portion of the allowance related to management’s updated assessment of purchased performing loans. In 2022, changes in qualitative factors resulted in a reduction in the provision of $2,207,000, including reductions of $1,229,000 related to the commercial segment and $965,000 related to the residential mortgage segment. The reduction in the provision from changes in qualitative factors reflects management’s assessment that despite concerns that have arisen related to a limited number of commercial loans, the overall credit quality of the portfolio has been improving over the past several quarters.

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

In 2022, net charge-offs were $4,177,000, including recoveries of $68,000 and charge-offs of $4,245,000. Table XII shows the average rate of net charge-offs as a percentage of loans was 0.26% in 2022, up from the annual average rates for the previous 4 years ranging from a high of 0.16% in 2020 to a low of 0.02% in 2018 and the 5-year average of 0.13%.

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered TDRs. At December 31, 2022, impaired loans totaled $19,358,000, up from $15,734,000 at December 31, 2021. Similarly, total nonperforming loans of $25,322,000 at December 31, 2022 was up from $21,218,000 at December 31, 2021. At December 31, 2022, advances to a commercial borrower under lines of credit totaling $10,799,000 were classified as impaired and nonaccrual. Based on an estimate of the liquidation value of business assets that collateralize the lines of credit, there was no specific allowance recorded on these advances at December 31, 2022. Total nonperforming loans as a percentage of outstanding loans was 1.46% at December 31, 2022, up from 1.36% at December 31, 2021, and nonperforming assets as a percentage of total assets was 1.04% at December 31, 2022, up from 0.94% at December 31, 2021. Table XI presents data at the end of each of the years ended December 31, 2018 through 2022. Table XI shows that the year-end ratio of total nonperforming loans as a percentage of loans ranged from a low of 0.88% in 2019 to a high of 1.94% in 2018 and the ratio of total nonperforming assets as a percentage of assets ranged from a low of 0.80% in 2019 to a high of 1.37% in 2018.

Over the period 2018-2022, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the provision for loan losses and the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of December 31, 2022.

Tables IX through XII present historical data related to loans and the allowance for loan losses.

As described in Note 2 to the consolidated financial statements, effective January 1, 2023, the Corporation is adopting the required change in accounting for credit losses on loans receivable from an incurred loss methodology to an expected credit loss methodology commonly referred to as CECL. The allowance for credit losses will be based on the Corporation’s historical loss experience, borrower characteristics, forecasts of future economic conditions and other relevant factors. The Corporation will also apply qualitative factors to account for information that may not be reflected in quantitatively derived results or other relevant factors to ensure the allowance reflects management’s best estimate of current expected credit losses.

The Corporation is adopting CECL on January 1, 2023 using the modified retrospective approach.  Based on implementation efforts to date, management estimates CECL adoption will result in a reduction in retained earnings estimated at $1,000,000 to $3,000,000, net of tax. Management estimates CECL adoption will result in an increase in the allowance for credit losses of $2,000,000 to $4,000,000 over the balance in the allowance for loan losses of $16,615,000 at December 31, 2022.

The Corporation is in the process of finalizing its expected credit loss estimates and the operational and control structure supporting the process.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)	Years Ended December 31,
	2022	2021	2020	2019	2018
Balance, beginning of year	$13,537	$11,385	$9,836	$9,309	$8,856
Charge-offs:
Commercial	(4,092)	(1,464)	(2,343)	(6)	(165)
Residential mortgage	0	(11)	0	(190)	(158)
Consumer	(153)	(100)	(122)	(183)	(174)
Total charge-offs	(4,245)	(1,575)	(2,465)	(379)	(497)
Recoveries:
Commercial	0	22	16	6	317
Residential mortgage	19	6	44	12	8
Consumer	49	38	41	39	41
Total recoveries	68	66	101	57	366
Net charge-offs	(4,177)	(1,509)	(2,364)	(322)	(131)
Provision for loan losses	7,255	3,661	3,913	849	584
Balance, end of period	$16,615	$13,537	$11,385	$9,836	$9,309
Net charge-offs as a % of average loans	0.26%	0.09%	0.16%	0.03%	0.02%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	As of December 31,
	2022	2021	2020	2019	2018
ASC 310 - Impaired loans - individually evaluated	$453	$740	$925	$1,051	$1,605
ASC 450 - Collectively evaluated:
Commercial	10,845	7,553	5,545	3,913	3,102
Residential mortgage	4,073	4,338	4,091	4,006	3,870
Consumer	244	235	239	281	233
Unallocated	1,000	671	585	585	499
Total Allowance	$16,615	$13,537	$11,385	$9,836	$9,309

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(Dollars In Thousands)	As of December 31,
	2022	2021	2020	2019	2018
Impaired loans with a valuation allowance	$3,460	$6,540	$8,082	$3,375	$4,851
Impaired loans without a valuation allowance	14,871	2,636	2,895	1,670	4,923
Purchased credit impaired loans	1,027	6,558	6,841	441	0
Total impaired loans	$19,358	$15,734	$17,818	$5,486	$9,774
Total loans past due 30-89 days and still accruing	$7,079	$5,106	$5,918	$8,889	$7,142
Nonperforming assets:
Purchased credit impaired loans	$1,027	$6,558	$6,841	$441	$0
Other nonaccrual loans	22,058	12,441	14,575	8,777	13,113
Total nonaccrual loans	23,085	18,999	21,416	9,218	13,113
Total loans past due 90 days or more and still accruing	2,237	2,219	1,975	1,207	2,906
Total nonperforming loans	25,322	21,218	23,391	10,425	16,019
Foreclosed assets held for sale (real estate)	275	684	1,338	2,886	1,703
Total nonperforming assets	$25,597	$21,902	$24,729	$13,311	$17,722
Loans subject to troubled debt restructurings (TDRs):
Performing	$571	$288	$166	$889	$655
Nonperforming	3,856	5,517	7,285	1,737	2,884
Total TDRs	$4,427	$5,805	$7,451	$2,626	$3,539

Total nonperforming loans as a % of loans	1.46%	1.36%	1.42%	0.88%	1.94%
Total nonperforming assets as a % of assets	1.04%	0.94%	1.10%	0.80%	1.37%
Allowance for loan losses as a % of total loans	0.95%	0.87%	0.69%	0.83%	1.12%
Credit adjustment on purchased non-impaired loans and allowance for loan losses as a % of total loans and the credit adjustment (a)	1.06%	1.08%	1.05%	0.93%	1.12%
Allowance for loan losses as a % of nonperforming loans	65.61%	63.80%	48.67%	94.35%	58.11%

(a) Credit adjustment on purchased non-impaired loans at end of period	$1,840	$3,335	$5,979	$1,216	$0
Allowance for loan losses	16,615	13,537	11,385	9,836	9,309
Total credit adjustment on purchased non-impaired loans at end of period and allowance for loan losses (1)	$18,455	$16,872	$17,364	$11,052	$9,309
Total loans receivable	$1,740,040	$1,564,849	$1,644,209	$1,182,222	$827,563
Credit adjustment on purchased non-impaired loans at end of period	1,840	3,335	5,979	1,216	0
Total (2)	$1,741,880	$1,568,184	$1,650,188	$1,183,438	$827,563
Credit adjustment on purchased non-impaired loans and allowance for loan losses as a % of total loans and the credit adjustment (1)/(2)	1.06%	1.08%	1.05%	0.93%	1.12%

TABLE XII – FIVE-YEAR HISTORY OF LOAN LOSSES

(Dollars In Thousands)	2022		2021		2020		2019		2018		Average
Average gross loans	$1,628,094		$1,596,756		$1,445,098		$1,057,559		$822,346		$1,309,971
Year-end gross loans	1,740,040		1,564,849		1,644,209		1,182,222		827,563		$1,391,777
Year-end allowance for loan losses	16,615		13,537		11,385		9,836		9,309		$12,136
Year-end nonaccrual loans	23,085		18,999		21,416		9,218		13,113		$17,166
Year-end loans 90 days or more past due and still accruing	2,237		2,219		1,975		1,207		2,906		2,109
Net charge-offs	4,177		1,509		2,364		322		131		1,701
Provision for loan losses	7,255		3,661		3,913		849		584		3,252
Earnings coverage of charge-offs	8	x	26	x	10	x	76	x	210	x	17	x
Allowance coverage of charge-offs	4	x	9	x	5	x	31	x	71	x	7	x
Net charge-offs as a % of provision for loan losses	57.57%		41.22%		60.41%		37.93%		22.43%		52.31%
Net charge-offs as a % of average gross loans	0.26%		0.09%		0.16%		0.03%		0.02%		0.13%
Income before income taxes on a fully taxable equivalent basis	33,576		38,822		24,192		24,453		27,564		29,721

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Corporation’s significant fixed and determinable contractual obligations as of December 31, 2022 include repayment obligations related to time deposits and borrowed funds. Information related to maturities of time deposits is provided in Note 11 to the consolidated financial statements. Information related to maturities of borrowed funds is provided in Note 12 to the consolidated financial statements. The Corporation’s operating lease commitments with terms of one year or less and other commitments at December 31, 2022 are immaterial. Information concerning operating lease commitments with terms greater than one year is provided in Note 17 to the consolidated financial statements. The Corporation’s significant off-balance sheet arrangements include commitments to extend credit and standby letters of credit. Off-balance sheet arrangements are described in Note 16 to the consolidated financial statements.

As described in more detail in the Financial Condition section of Management’s Discussion and Analysis, the Corporation sells residential mortgage loans for which the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. At December 31, 2022, outstanding balances of such loans sold totaled $325,677,000.

Also, for loans sold under the MPF Original program, the Corporation provides a credit enhancement. At December 31, 2022, the Corporation’s maximum credit enhancement obligation under the MPF Original Program was $6,392,000, and the Corporation has recorded a related allowance for credit losses in the amount of $425,000 which is included in “Accrued interest and other liabilities” in the accompanying consolidated balance sheets.

As discussed in the Financial Condition section of Management’s Discussion and Analysis, the Corporation is a participating SBA lender and may originate loans to commercial borrowers, with full-or-partial guarantees by the SBA, subject to the SBA’s underwriting and documentation requirements. In some cases, the Corporation may sell the SBA-guaranteed portion of the loan back to the SBA subject to ongoing compliance with SBA underwriting and documentation requirements. If it is determined that the ongoing compliance requirements are not met, the Corporation could be subject to claim adjustments on SBA guaranteed loans. At December 31, 2022, the Corporation’s total exposure to SBA guarantees was $4,847,000 with a recorded claims adjustment allowance of $90,000, included in accrued interest and other liabilities in the consolidated balance sheets.

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At December 31, 2022, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $21,887,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $24,113,000 at December 31, 2022.

The Corporation’s outstanding, available, and total credit facilities at December 31, 2022 and 2021 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021	2022	2021
Federal Home Loan Bank of Pittsburgh	$150,099	$33,311	$689,279	$723,557	$839,378	$756,868
Federal Reserve Bank Discount Window	0	0	23,107	13,642	23,107	13,642
Other correspondent banks	0	0	95,000	45,000	95,000	45,000
Total credit facilities	$150,099	$33,311	$807,386	$782,199	$957,485	$815,510

At December 31, 2022, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowing of $77,000,000, long-term borrowings of $62,272,000 and letters of credit totaling $10,827,000. At December 31, 2021, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings of $27,727,000 and letters of credit totaling $5,584,000.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale debt securities to meet its obligations. At December 31, 2022, the carrying value of available-for-sale debt securities in excess of amounts required to meet pledging or repurchase agreement obligations was $272,475,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Details concerning capital ratios at December 31, 2022 and December 31, 2021 are presented in Note 18 to the consolidated financial statements. Management believes, as of December 31, 2022, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, the Corporation’s and C&N Bank’s capital ratios at December 31, 2022 and December 31, 2021 exceed the Corporation’s Board policy threshold levels. Management expects C&N Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future.

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

To avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At December 31, 2022, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

At December 31, 2022, C&N Bank’s Capital Conservation Buffer (determined based on the minimum total capital ratio) was 6.68%.

As described in Note 2 to the consolidated financial statements, the Corporation is adopting CECL on January 1, 2023 using the modified retrospective approach.  Based on implementation efforts to date, management estimates CECL adoption will result in a reduction in retained earnings estimated at $1,000,000 to $3,000,000, net of tax. Management estimates CECL adoption will result in an increase in the allowance for credit losses of $2,000,000 to $4,000,000 over the balance in the allowance for loan losses of $16,615,000 at December 31, 2022.

Banking regulators permit transitional relief of incremental capital requirements from CECL adoption by utilizing a 3-year optional phase-in. Management does not expect to utilize the phased-in approach and expects to record the entire cumulative effect adjustment against regulatory capital at the time of adoption.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive (loss) income within stockholders’ equity. Accumulated other comprehensive (loss) income is excluded from the Bank’s and Corporation’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $50,370,000 at December 31, 2022 as compared to the balance in accumulated other comprehensive income related to unrealized gains on available-for-sale debt securities, net of deferred income tax of $4,809,000 at December 31, 2021 and $11,676,000 at December 31, 2020. The decrease in stockholders’ equity in 2022 from the change in accumulated other comprehensive (loss) income resulted from an increase in interest rates. Changes in accumulated other comprehensive (loss) income are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale debt securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. The securities section of Management’s Discussion and Analysis and Note 7 to the consolidated financial statements provide additional information concerning management’s evaluation of available-for-sale debt securities for other-than-temporary impairment at December 31, 2022.

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

Table XIII, which follows this discussion, is based on the results of calculations performed using the simulation model as of December 31, 2022 and December 31, 2021. The table shows the Corporation’s net interest income profile is asset-sensitive, meaning net interest income increases in the upward rate scenarios and decreases in the downward rate scenarios. The table also shows that as of the respective dates, the changes in net interest income and changes in economic value were within the policy limits in all scenarios.

Under U.S. generally accepted accounting principles, available-for-sale debt securities are carried at fair value as of each balance sheet date. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive income (loss) within stockholders’ equity. Increases in interest rates have caused the fair value of the Corporation’s available-for-sale debt securities to decrease, resulting in an accumulated other comprehensive loss of $50.4 million at December 31, 2022. In contrast, most of the Corporation’s other financial instruments, including loans receivable (held for investment), deposits and borrowed funds are carried on the balance sheet at historical cost without adjustment for the impact of changes in interest rates.

As noted above, for purposes of calculations based on the simulation model, the discounted present values of all of the Corporation’s financial instruments are estimated for each interest rate shock scenario. As shown in Table XIII, the results of the simulation model indicate the economic value of equity would increase by 1.1% or less in all upward rate shock scenarios except for the +200 basis point scenario for which it would decrease by 0.1%. The economic value of equity would decrease in the downward rate shock scenarios. In the upward rate shock scenarios, although the value of securities and fixed rate loans would decline, the magnitude of the projected economic benefit from changes in the value of deposits would approximately offset the negative impact related to securities and loans. Conversely, in the downward rate shock scenarios, the magnitude of the negative impact to the value of nonmaturity deposits would exceed the amount of appreciation in the value of securities and loans.

TABLE XIII – THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

December 31, 2022 Data
(In Thousands)	Period Ending December 31, 2023

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$131,145	$34,767	$96,378	8.9%	25.0%
+300	125,127	30,816	94,311	6.6%	20.0%
+200	119,561	26,864	92,697	4.8%	15.0%
+100	113,703	22,912	90,791	2.6%	10.0%
0	107,451	18,961	88,490	0.0%	0.0%
-100	101,048	15,516	85,532	(3.3)%	10.0%
-200	94,854	13,240	81,614	(7.8)%	15.0%

	Economic Value of Equity at December 31, 2022

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$498,368	0.3%	50.0%
+300	496,186	(0.1)%	45.0%
+200	501,422	1.0%	35.0%
+100	501,991	1.1%	25.0%
0	496,650	0.0%	0.0%
-100	485,332	(2.3)%	25.0%
-200	468,195	(5.7)%	35.0%

December 31, 2021 Data
(In Thousands)	Period Ending December 31, 2022

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$98,839	$18,142	$80,697	19.1%	25.0%
+300	92,438	15,061	77,377	14.2%	20.0%
+200	86,112	11,981	74,131	9.4%	15.0%
+100	79,740	8,900	70,840	4.5%	10.0%
0	73,536	5,760	67,776	0.0%	0.0%
-100	70,118	4,820	65,298	(3.7)%	10.0%
-200	68,824	4,503	64,321	(5.1)%	15.0%

	Economic Value of Equity at December 31, 2021

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$471,951	14.1%	50.0%
+300	459,810	11.1%	45.0%
+200	447,354	8.1%	35.0%
+100	431,856	4.4%	25.0%
0	413,767	0.0%	0.0%
-100	388,721	(6.1)%	25.0%
-200	365,331	(11.7)%	35.0%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In Thousands, Except Share and Per Share Data)	2022	2021
ASSETS
Cash and due from banks:
Noninterest-bearing	$25,811	$16,729
Interest-bearing	29,237	88,219
Total cash and due from banks	55,048	104,948
Available-for-sale debt securities, at fair value	498,033	517,679

Loans receivable	1,740,040	1,564,849
Allowance for loan losses	(16,615)	(13,537)
Loans, net	1,723,425	1,551,312

Bank-owned life insurance	31,214	30,669
Accrued interest receivable	8,653	7,235
Bank premises and equipment, net	21,574	20,683
Foreclosed assets held for sale	275	684
Deferred tax asset, net	20,884	5,887
Goodwill	52,505	52,505
Core deposit intangibles, net	2,877	3,316
Other assets	39,819	32,730
TOTAL ASSETS	$2,454,307	$2,327,648

LIABILITIES
Deposits:
Noninterest-bearing	$563,843	$521,206
Interest-bearing	1,433,750	1,403,854
Total deposits	1,997,593	1,925,060
Short-term borrowings	80,062	1,803
Long-term borrowings - FHLB advances	62,347	28,042
Senior notes, net	14,765	14,701
Subordinated debt, net	24,607	33,009
Accrued interest and other liabilities	25,608	23,628
TOTAL LIABILITIES	2,204,982	2,026,243

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 30,000,000 shares;
issued 16,030,172 and outstanding 15,518,819 at December 31, 2022;
issued 16,030,172 and outstanding 15,759,090 at December 31, 2021	16,030	16,030
Paid-in capital	143,950	144,453
Retained earnings	151,743	142,612
Treasury stock, at cost; 511,353 shares at December 31, 2022 and 271,082
shares at December 31, 2021	(12,520)	(6,716)
Accumulated other comprehensive (loss) income	(49,878)	5,026
TOTAL STOCKHOLDERS' EQUITY	249,325	301,405
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,454,307	$2,327,648

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

	Years Ended December 31,
(In Thousands Except Per Share Data)	2022	2021	2020
INTEREST INCOME
Interest and fees on loans:
Taxable	$78,599	$74,549	$67,384
Tax-exempt	1,965	1,770	1,768
Income from available-for-sale debt securities:
Taxable	8,360	5,114	5,534
Tax-exempt	3,001	2,684	2,143
Other interest and dividend income	722	384	331
Total interest and dividend income	92,647	84,501	77,160
INTEREST EXPENSE
Interest on deposits	6,638	4,538	7,231
Interest on short-term borrowings	429	23	367
Interest on long-term borrowings - FHLB advances	896	399	1,291
Interest on senior notes, net	477	293	0
Interest on subordinated debt, net	1,079	1,309	706
Total interest expense	9,519	6,562	9,595
Net interest income	83,128	77,939	67,565
Provision for loan losses	7,255	3,661	3,913
Net interest income after provision for loan losses	75,873	74,278	63,652
NONINTEREST INCOME
Trust revenue	6,994	7,234	6,321
Brokerage and insurance revenue	2,291	1,860	1,486
Service charges on deposit accounts	5,019	4,633	4,231
Interchange revenue from debit card transactions	4,148	3,855	3,094
Net gains from sale of loans	757	3,428	5,403
Loan servicing fees, net	960	694	(61)
Increase in cash surrender value of life insurance	545	573	515
Other noninterest income	3,698	3,580	3,355
Realized gains on available-for-sale debt securities, net	20	24	169
Total noninterest income	24,432	25,881	24,513
NONINTEREST EXPENSE
Salaries and employee benefits	41,833	37,603	33,062
Net occupancy and equipment expense	5,533	4,984	4,461
Data processing and telecommunications expense	6,806	5,903	5,316
Automated teller machine and interchange expense	1,601	1,433	1,231
Pennsylvania shares tax	1,956	1,951	1,689
Professional fees	2,005	2,243	1,692
Loss on prepayment of borrowings	0	0	1,636
Merger-related expenses	0	0	7,708
Other noninterest expense	8,221	8,355	8,158
Total noninterest expense	67,955	62,472	64,953
Income before income tax provision	32,350	37,687	23,212
Income tax provision	5,732	7,133	3,990
NET INCOME	$26,618	$30,554	$19,222
EARNINGS PER COMMON SHARE - BASIC	$1.71	$1.92	$1.30
EARNINGS PER COMMON SHARE - DILUTED	$1.71	$1.92	$1.30

The accompanying notes are an integral part of consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income

	Years Ended December 31,
(In Thousands)	2022	2021	2020
Net income	$26,618	$30,554	$19,222

Available-for-sale debt securities:
Unrealized holding (losses) gains on available-for-sale debt securities	(69,828)	(8,669)	10,504
Reclassification adjustment for gains realized in income	(20)	(24)	(169)
Other comprehensive (loss) income on available-for-sale debt securities	(69,848)	(8,693)	10,335

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	389	140	(49)
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(42)	(17)	(29)
Other comprehensive income (loss) on pension and postretirement obligations	347	123	(78)

Other comprehensive (loss) income before income tax	(69,501)	(8,570)	10,257
Income tax related to other comprehensive loss (income)	14,597	1,801	(2,153)

Net other comprehensive (loss) income	(54,904)	(6,769)	8,104

Comprehensive (loss) income	$(28,286)	$23,785	$27,326

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2020	13,934,996	218,551	$13,935	$104,519	$126,480	$3,691	$(4,173)	$244,452
Net income					19,222			19,222
Other comprehensive income, net						8,104		8,104
Cash dividends declared on common stock, $1.08 per share					(15,999)			(15,999)
Shares issued for dividend reinvestment plan		(77,525)		34			1,496	1,530
Shares issued from treasury and redeemed related to exercise of stock options		(10,407)		(70)			201	131
Restricted stock granted		(70,940)		(1,370)			1,370	0
Forfeiture of restricted stock		5,290		100			(100)	0
Stock-based compensation expense				1,050				1,050
Purchase of restricted stock for tax withholding		5,862					(163)	(163)
Shares issued for acquisition of Covenant Financial, Inc., net of equity issuance costs	2,047,819		2,048	39,381				41,429
Balance, December 31, 2020	15,982,815	70,831	15,983	143,644	129,703	11,795	(1,369)	299,756
Net income					30,554			30,554
Other comprehensive loss, net						(6,769)		(6,769)
Cash dividends declared on common stock, $1.11 per share					(17,645)			(17,645)
Shares issued for dividend reinvestment plan	36,368	(31,877)	36	845			788	1,669
Shares issued from treasury and redeemed related to exercise of stock options		(13,169)		(33)			245	212
Restricted stock granted	10,989	(67,402)	11	(1,319)			1,308	0
Forfeiture of restricted stock		5,290		102			(102)	0
Stock-based compensation expense				1,214				1,214
Purchase of restricted stock for tax withholding		8,350					(174)	(174)
Treasury stock purchases		299,059					(7,412)	(7,412)
Balance, December 31, 2021	16,030,172	271,082	16,030	144,453	142,612	5,026	(6,716)	301,405
Net income					26,618			26,618
Other comprehensive loss, net						(54,904)		(54,904)
Cash dividends declared on common stock, $1.12 per share					(17,487)			(17,487)
Shares issued for dividend reinvestment plan		(65,470)		8			1,614	1,622
Shares issued from treasury and redeemed related to exercise of stock options		(9,178)		(67)			227	160
Restricted stock granted		(78,243)		(1,932)			1,932	0
Forfeiture of restricted stock		10,782		228			(228)	0
Stock-based compensation expense				1,260				1,260
Purchase of restricted stock for tax withholding		6,964					(175)	(175)
Treasury stock purchases		375,416					(9,174)	(9,174)
Balance, December 31, 2022	16,030,172	511,353	$16,030	$143,950	$151,743	$(49,878)	$(12,520)	$249,325

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In Thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,618	$30,554	$19,222
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,255	3,661	3,913
Loss on prepayment of borrowings	0	0	1,636
Realized gains on available-for-sale debt securities, net	(20)	(24)	(169)
Net amortization of securities	2,760	2,204	1,570
Increase in cash surrender value of life insurance	(545)	(573)	(515)
Depreciation and amortization of bank premises and equipment	2,389	2,130	1,981
Net accretion of purchase accounting adjustments	(1,181)	(2,124)	(2,524)
Stock-based compensation	1,260	1,214	1,050
Deferred income taxes	(400)	(1,381)	(361)
(Increase) decrease in fair value of servicing rights	(126)	68	576
Gains on sales of loans, net	(757)	(3,428)	(5,403)
Origination of loans held for sale	(26,231)	(105,523)	(158,909)
Proceeds from sales of loans held for sale	27,636	107,797	163,149
(Increase) decrease in accrued interest receivable and other assets	(3,532)	186	(2,645)
(Decrease) increase in accrued interest payable and other liabilities	(589)	210	2,473
Other	62	(127)	(260)
Net Cash Provided by Operating Activities	34,599	34,844	24,784
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents provided by business combination	0	0	75,955
Purchase of certificates of deposit	(250)	(4,500)	(2,500)
Proceeds from maturities of certificates of deposit	2,000	1,240	740
Proceeds from sales of available-for-sale debt securities	4,100	2,027	28,941
Proceeds from calls and maturities of available-for-sale debt securities	58,673	61,684	94,486
Purchase of available-for-sale debt securities	(113,715)	(243,925)	(105,354)
Redemption of Federal Home Loan Bank of Pittsburgh stock	11,604	2,517	8,496
Purchase of Federal Home Loan Bank of Pittsburgh stock	(16,459)	(2,110)	(5,146)
Net (increase) decrease in loans	(178,203)	78,746	1,564
Proceeds from bank owned life insurance	0	287	0
Proceeds from sales of premises and equipment	0	627	0
Purchase of premises and equipment	(3,288)	(1,864)	(3,137)
Proceeds from sale of foreclosed assets	647	1,148	2,262
Other	203	228	273
Net Cash (Used in) Provided by Investing Activities	(234,688)	(103,895)	96,580
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	72,689	105,381	86,941
Net increase (decrease) in short-term borrowings	78,259	(18,154)	(99,969)
Proceeds from long-term borrowings - FHLB advances	50,000	0	25,891
Repayments of long-term borrowings - FHLB advances	(15,455)	(26,095)	(54,831)
Proceeds from issuance of senior notes, net of issuance costs	0	14,663	0
Proceeds from issuance of subordinated debt, net of issuance costs	0	24,437	0
Redemption of subordinated debt	(8,500)	(8,000)	0
Sale of treasury stock	160	212	131
Purchases of treasury stock	(9,349)	(7,586)	(163)
Common dividends paid	(15,865)	(15,976)	(14,469)
Net Cash Provided by (Used in) Financing Activities	151,939	68,882	(56,469)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(48,150)	(169)	64,895
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	95,848	96,017	31,122
CASH AND CASH EQUIVALENTS, END OF YEAR	$47,698	$95,848	$96,017

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
(In Thousands)	2022	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Increase (decrease) in accrued purchase of available-for-sale debt securities	$2,000	$(994)	$994
Accrued income from life insurance claim	$0	$0	$279
Assets acquired through foreclosure of real estate loans	$51	$394	$273
Leased assets obtained in exchange for new operating lease liabilities	$904	$739	$167
Interest paid	$9,497	$8,174	$10,742
Income taxes paid	$5,561	$10,098	$3,137
NONCASH INVESTING ASSETS ACQUIRED IN BUSINESS COMBINATION:
Available-for-sale debt securities	$0	$0	$10,754
Loans receivable	$0	$0	$464,236
Bank-owned life insurance	$0	$0	$11,170
Foreclosed assets held for sale	$0	$0	$860
NONCASH FINANCING ACTIVITY RELATED TO BUSINESS COMBINATION:
Common stock issued	$0	$0	$41,429
Liabilities assumed:
Deposits	$0	$0	$481,796
Short-term borrowings	$0	$0	$33,950
Long-term borrowings	$0	$0	$30,025
Subordinated debt	$0	$0	$10,091

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION – The consolidated financial statements include the accounts of Citizens & Northern Corporation and its subsidiaries, Citizens & Northern Bank (“C&N Bank”), Bucktail Life Insurance Company and Citizens & Northern Investment Corporation (collectively, “Corporation”), as well as C&N Bank’s wholly-owned subsidiaries, C&N Financial Services, LLC and Northern Tier Holding LLC. C&N Bank is the sole member of C&N Financial Services, LLC and Northern Tier Holding LLC. All material intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS – The Corporation’s principal office is located in Wellsboro, Pennsylvania. The Corporation’s operations are conducted in the Northern tier/Northcentral region of Pennsylvania and Southern tier of New York, Southeastern Pennsylvania (offices in Bucks and Chester Counties) and Southcentral Pennsylvania (offices in York and Lancaster counties).

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

The Corporation provides wealth management services through its trust department, including administration of trusts and estates, retirement plans, and other employee benefit plans, and investment management services. The Corporation offers a variety of personal and commercial insurance products through C&N Financial Services, LLC. C&N Financial Services, LLC also offers mutual funds, annuities, educational savings accounts and other investment products through registered agents.

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

USE OF ESTIMATES – The financial information is presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In preparing financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. In addition, these estimates and assumptions affect revenues and expenses in the financial statements and as such, actual results could differ from those estimates.

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

DERIVATIVES – The Corporation is a party to derivative financial instruments. These financial instruments consist of interest rate swap agreements and risk participation agreements (RPAs) which contain master netting and collateral provisions designed to protect the party at risk.

Interest rate swaps with commercial banking customers were executed to enable the commercial banking customers to effectively exchange their floating interest rate exposures on loans into fixed interest rate exposures. Those interest rate swaps have been simultaneously economically hedged by offsetting interest rate swaps with a third party such that the Corporation has effectively exchanged its fixed interest rate exposures for floating rate exposures. These derivatives are not designated as hedges and are not speculative. Changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. Interest differentials paid or received under the swap agreements are reflected as adjustments to interest and fees on loans. The fair value of interest rate derivatives is included in the balance of other assets and other liabilities in the consolidated balance sheets.

The Corporation has entered into an RPA with another institutions as a means to assume a portion of the credit risk associated with a loan structure which includes a derivative instrument, in exchange for fee income commensurate with the risk assumed.  This type of derivative is referred to as an “RPA In.”  The fair value of the RPA In is included in accrued interest and other liabilities in the consolidated balance sheets.

In an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Corporation has provided a loan structured with a derivative, the Corporation purchased an RPA from an institution participating in the facility in exchange for a fee commensurate with the risk shared. This type of derivative is referred to as an “RPA Out.”  The fair value of the RPA Out is included in other assets in the consolidated balance sheets.

Fees paid and received associated with RPAs, as well as changes in fair value of the related derivatives, are included in other noninterest income in the consolidated statements of income.

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

PURCHASED LOANS – The Corporation purchased loans in business combinations, some of which had, at the acquisition dates, shown evidence of credit deterioration since origination. The purchased loans that showed evidence of credit impairment were designated as the purchased credit impaired (“PCI”) loans and were recorded at fair value, with no carryover of the allowance for loan losses. The PCI loans acquired are secured by real estate and the fair value of each loan at the acquisition date was determined based on the estimated proceeds to be derived from selling the collateral, net of selling costs. PCI loans were placed into nonaccrual status upon acquisition (and remained in nonaccrual status at December 31, 2022 and 2021) as the Corporation could not reasonably estimate cash flows expected to be collected in order to compute yield on the loans.

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

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of December 31, 2022 and 2021, management determined that no allowance for credit losses related to unfunded loan commitments was required.

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

BANK PREMISES AND EQUIPMENT – Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Repair and maintenance expenditures which extend the useful lives of assets are capitalized, and other repair and maintenance expenditures are expensed as incurred. Depreciation and amortization expense is computed using the straight-line method.

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

FORECLOSED ASSETS HELD FOR SALE – Foreclosed assets held for sale consist of real estate acquired by foreclosure and are initially recorded at fair value, less estimated selling costs, establishing a new cost basis.

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

Trust and financial management revenue – C&N Bank’s trust department provides a wide range of financial services, including wealth management services for individuals, businesses and retirement funds, administration of 401(k) and other retirement plans, retirement planning, estate planning and estate settlement services. Trust clients are located primarily within the Corporation’s geographic markets. Assets held in a fiduciary capacity by C&N Bank are not the Corporation’s assets and are therefore not included in the consolidated balance sheets. The fair value of trust assets under management was approximately $1,063,615,000 at December 31, 2022 and $1,232,919,000 at December 31, 2021. Trust revenue is included within noninterest income in the consolidated statements of income.

Trust revenue is recorded on a cash basis, which is not materially different from the accrual basis. The majority (approximately 83%, based on annual 2022 results) of trust revenue is earned and collected monthly, with the amount determined based on a percentage of the fair value of the trust assets under management. Wealth management fees are contractually agreed with each customer, and fee levels vary based mainly on the size of assets under management. The services provided under such a contract represent a single performance obligation under the Accounting Standards Updates (ASUs) because it embodies a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. None of the contracts with trust customers provide for incentive-based fees. In addition to wealth management fees, trust revenue includes fees for provision of services, including employee benefit plan administration, tax return preparation and estate planning and settlement. Fees for such services are billed based on contractual arrangements or established fee schedules and are typically billed upon completion of providing such services. The costs of acquiring trust customers are incremental and recognized within noninterest expense in the consolidated statements of income.

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

Recent Accounting Pronouncements – Adopted

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

Recently Issued But Not Yet Effective Accounting Pronouncements

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), as modified by subsequent ASUs, changes accounting for credit losses on loans receivable and debt securities from an incurred loss methodology to an expected credit loss methodology commonly referred to as “CECL.” In addition, CECL amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The allowance for credit losses will be based on the Corporation’s historical loss experience, borrower characteristics, forecasts of future economic conditions and other relevant factors. The Corporation will also apply qualitative factors to account for information that may not be reflected in quantitatively derived results or other relevant factors to ensure the allowance reflects management’s best estimate of current expected credit losses.

The Corporation is adopting CECL on January 1, 2023 using the modified retrospective approach.  Based on implementation efforts to date, management estimates CECL adoption will result in a reduction in retained earnings estimated at $1,000,000 to $3,000,000, net of tax. Management estimates CECL adoption will result in an increase in the allowance for credit losses of $2,000,000 to $4,000,000 over the balance in the allowance for loan losses of $16,615,000 at December 31, 2022.

The Corporation is in the process of finalizing its expected credit loss estimates and the operational and control structure supporting the process.

Banking regulators permit transitional relief of incremental capital requirements from CECL adoption by utilizing a 3-year optional phase-in. Management does not expect to utilize the phased-in approach and expects to record the entire cumulative effect adjustment against regulatory capital at the time of adoption.

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

3. BUSINESS COMBINATION

On July 1, 2020, the Corporation completed its acquisition of Covenant Financial, Inc. (“Covenant”), which operated banking offices in Bucks and Chester Counties of Pennsylvania. In connection with the transaction, the Corporation recorded goodwill of $24.1 million and a core deposit intangible asset of $3.1 million. Total loans acquired on July 1, 2020 were valued at $464.2 million, while total deposits assumed were valued at $481.8 million, borrowings were valued at $64.0 million and subordinated debt was valued at $10.1 million. The Corporation acquired available-for-sale debt securities valued at $10.8 million and bank-owned life insurance valued at $11.2 million. The assets purchased and liabilities assumed in the merger were recorded at their estimated fair values at the time of closing, subject to refinement for up to one year after the closing date. There were no adjustments to the fair value measurements of assets acquired or liabilities assumed subsequent to December 31, 2020.

Merger-related expenses related to the acquisition of Covenant totaled $7,708,000 in 2020. There were no merger-related expenses in 2021 and 2022.

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

(In Thousands, Except Share and Per Share Data)	Years Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Basic
Net income	$26,618	$30,554	$19,222
Less: Dividends and undistributed earnings allocated to participating securities	(237)	(241)	(116)
Net income attributable to common shares	$26,381	$30,313	$19,106
Basic weighted-average common shares outstanding	15,455,432	15,765,639	14,743,386
Basic earnings per common share (a)	$1.71	$1.92	$1.30
Diluted
Net income attributable to common shares	$26,381	$30,313	$19,106
Basic weighted-average common shares outstanding	15,455,432	15,765,639	14,743,386
Dilutive effect of potential common stock arising from stock options	3,099	6,316	3,662
Diluted weighted-average common shares outstanding	15,458,531	15,771,955	14,747,048
Diluted earnings per common share (a)	$1.71	$1.92	$1.30
Weighted-average nonvested restricted shares outstanding	138,617	125,539	89,718
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares with nonforfeitable dividends (participating securities).

Anti-dilutive stock options are excluded from net income per share calculations. There were no anti-dilutive instruments in 2022 or 2021. Weighted-average common shares available from anti-dilutive instruments totaled 32,538 shares in 2020.

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
2022
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(69,828)	$14,665	$(55,163)
Reclassification adjustment for (gains) realized in income	(20)	4	(16)
Other comprehensive loss from available-for-sale debt securities	(69,848)	14,669	(55,179)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	389	(81)	308
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(42)	9	(33)
Other comprehensive income on unfunded retirement obligations	347	(72)	275
Total other comprehensive loss	$(69,501)	$14,597	$(54,904)
2021
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(8,669)	$1,821	$(6,848)
Reclassification adjustment for (gains) realized in income	(24)	5	(19)
Other comprehensive loss from available-for-sale debt securities	(8,693)	1,826	(6,867)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	140	(29)	111
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(17)	4	(13)
Other comprehensive income on unfunded retirement obligations	123	(25)	98
Total other comprehensive loss	$(8,570)	$1,801	$(6,769)
2020
Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$10,504	$(2,205)	$8,299
Reclassification adjustment for (gains) realized in income	(169)	35	(134)
Other comprehensive income from available-for-sale debt securities	10,335	(2,170)	8,165
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	(49)	11	(38)
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(29)	6	(23)
Other comprehensive loss on unfunded retirement obligations	(78)	17	(61)
Total other comprehensive income	$10,257	$(2,153)	$8,104

Items reclassified out of each component of accumulated other comprehensive (loss) income are as follows:

Affected Line Item in the
Description	Consolidated Statements of Income
Reclassification adjustment for (gains) realized in income (before-tax)	Realized gains on available-for-sale debt securities, net
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost (before-tax)	Other noninterest expense
Income tax effect	Income tax provision

Changes in the components of accumulated other comprehensive (loss) income, included in stockholders’ equity, are as follows:

(In Thousands)			Accumulated
	Unrealized	Unfunded	Other
	(Losses) Gains	Retirement	Comprehensive
	on Securities	Obligations	(Loss) Income
2022
Balance, beginning of period	$4,809	$217	$5,026
Other comprehensive (loss) during year ended December 31, 2022	(55,179)	275	(54,904)
Balance, end of period	$(50,370)	$492	$(49,878)
2021
Balance, beginning of period	$11,676	$119	$11,795
Other comprehensive (loss) during year ended December 31, 2021	(6,867)	98	(6,769)
Balance, end of period	$4,809	$217	$5,026
2020
Balance, beginning of period	$3,511	$180	$3,691
Other comprehensive income during year ended December 31, 2020	8,165	(61)	8,104
Balance, end of period	$11,676	$119	$11,795

6. CASH AND DUE FROM BANKS

Cash and due from banks at December 31, 2022 and 2021 include the following:

(In Thousands)	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$47,698	$95,848
Certificates of deposit	7,350	9,100
Total cash and due from banks	$55,048	$104,948

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit. The Corporation has not experienced any losses in such accounts.

Historically, C&N Bank has been required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. In March 2020, the Federal Reserve Board reduced reserve requirements for U.S. banks to 0%. Accordingly, C&N Bank had no required reserves at December 31, 2022 or December 31, 2021.

7. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at December 31, 2022 and 2021 are summarized as follows:

(In Thousands)	December 31, 2022
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$35,166	$0	$(3,330)	$31,836
Obligations of U.S. Government agencies	25,938	0	(2,508)	23,430
Bank holding company debt securities	28,945	0	(3,559)	25,386
Obligations of states and political subdivisions:
Tax-exempt	146,149	319	(13,845)	132,623
Taxable	68,488	0	(11,676)	56,812
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	112,782	0	(12,841)	99,941
Residential collateralized mortgage obligations	44,868	0	(4,572)	40,296
Commercial mortgage-backed securities	91,388	0	(11,702)	79,686
Private label commercial mortgage-backed securities	8,070	2	(49)	8,023
Total available-for-sale debt securities	$561,794	$321	$(64,082)	$498,033

(In Thousands)	December 31, 2021
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$25,058	$52	$(198)	$24,912
Obligations of U.S. Government agencies	23,936	563	(408)	24,091
Bank holding company debt securities	18,000	18	(31)	17,987
Obligations of states and political subdivisions:
Tax-exempt	143,427	4,749	(148)	148,028
Taxable	72,182	1,232	(649)	72,765
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	98,048	705	(572)	98,181
Residential collateralized mortgage obligations	44,015	437	(205)	44,247
Commercial mortgage-backed securities	86,926	1,548	(1,006)	87,468
Total available-for-sale debt securities	$511,592	$9,304	$(3,217)	$517,679

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022 and 2021:

December 31, 2022	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$20,192	$(1,939)	$11,644	$(1,391)	$31,836	$(3,330)
Obligations of U.S. Government agencies	8,509	(430)	12,921	(2,078)	21,430	(2,508)
Bank holding company debt securities	14,248	(1,697)	11,138	(1,862)	25,386	(3,559)
Obligations of states and political subdivisions:
Tax-exempt	106,204	(11,023)	15,153	(2,822)	121,357	(13,845)
Taxable	28,901	(4,739)	27,761	(6,937)	56,662	(11,676)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	45,410	(4,226)	54,531	(8,615)	99,941	(12,841)
Residential collateralized mortgage obligations	28,670	(2,042)	11,626	(2,530)	40,296	(4,572)
Commercial mortgage-backed securities	40,408	(2,585)	39,278	(9,117)	79,686	(11,702)
Private label commercial mortgage-backed securities	4,762	(49)	0	0	4,762	(49)
Total temporarily impaired available-for-sale debt securities	$297,304	$(28,730)	$184,052	$(35,352)	$481,356	$(64,082)

December 31, 2021	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$18,886	$(198)	$0	$0	$18,886	$(198)
Obligations of U.S. Government agencies	9,735	(264)	4,856	(144)	14,591	(408)
Bank holding company debt securities	12,969	(31)	0	0	12,969	(31)
Obligations of states and political subdivisions:
Tax-exempt	17,852	(141)	549	(7)	18,401	(148)
Taxable	31,261	(517)	3,277	(132)	34,538	(649)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	71,451	(572)	0	0	71,451	(572)
Residential collateralized mortgage obligations	15,117	(205)	0	0	15,117	(205)
Commercial mortgage-backed securities	52,867	(1,006)	0	0	52,867	(1,006)
Total temporarily impaired available-for-sale debt securities	$230,138	$(2,934)	$8,682	$(283)	$238,820	$(3,217)

Gross realized gains and losses from available-for-sale securities and the related income tax provision were as follows:

(In Thousands)	2022	2021	2020
Gross realized gains from sales	$48	$27	$222
Gross realized losses from sales	(28)	(3)	(53)
Net realized gains	$20	$24	$169
Income tax provision related to net realized gains	$4	$5	$35

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of December 31, 2022. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	December 31, 2022
	Amortized	Fair
	Cost	Value
Due in one year or less	$13,568	$13,431
Due from one year through five years	74,983	70,160
Due from five years through ten years	89,023	79,404
Due after ten years	127,112	107,092
Sub-total	304,686	270,087
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	112,782	99,941
Residential collateralized mortgage obligations	44,868	40,296
Commercial mortgage-backed securities	91,388	79,686
Private label commercial mortgage-backed securities	8,070	8,023
Total	$561,794	$498,033

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

Investment securities carried at $277,302,000 at December 31, 2022 and $241,428,000 at December 31, 2021 were pledged as collateral for public deposits, trusts and certain other deposits, as provided by law, totaling $196,760,000 at December 31, 2022 and $189,383,000 at December 31, 2021. See Note 12 for information concerning securities pledged to secure borrowing arrangements and Note 20 for information related to securities pledged against interest rate swap obligations.

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

A summary of information management considered in evaluating debt and equity securities for OTTI at December 31, 2022 and 2021 is provided below.

Debt Securities

At December 31, 2022 and 2021, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. As reflected in the table above, gross unrealized holding losses on available-for-sale debt securities totaled $64,082,000 at December 31, 2022 and $3,217,000 at December 31, 2021. The increase in gross unrealized holding losses in 2022 was consistent with the significant increase in market interest rates that occurred during the period. Based on the results of the assessment, management believes there were no credit-related declines in fair value and that impairment of debt securities in an unrealized loss position at December 31, 2022 and 2021 is temporary.

Equity Securities

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in

FHLB-Pittsburgh stock, included in other assets in the consolidated balance sheets, was $14,168,000 at December 31, 2022 and $9,313,000 at December 31, 2021. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at December 31, 2022 and December 31, 2021. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

The Corporation’s marketable equity security, with a carrying value of $859,000 at December 31, 2022 and $971,000 at December 31, 2021 consisted exclusively of one mutual fund. There was an unrealized loss of $141,000 on the mutual fund at December 31, 2022 and $29,000 at December 31, 2021 and no unrealized gain/loss at December 31, 2020. The increase in the unrealized loss of $112,000 in 2022 and $29,000 in 2021 and the decrease in the unrealized loss of $21,000 in 2020 are included in other noninterest income in the consolidated statements of income.  There were no sales of equity securities in 2022, 2021 and 2020.

8. LOANS

The loans receivable portfolio is segmented into commercial, residential mortgage and consumer loans. Loans outstanding at December 31, 2022 and December 31, 2021 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type

(In Thousands)

	December 31,	December 31,
	2022	2021
Commercial:
Commercial loans secured by real estate	$682,249	$569,840
Commercial and industrial	178,271	159,073
Paycheck Protection Program - 1st Draw	5	1,356
Paycheck Protection Program - 2nd Draw	163	25,508
Political subdivisions	90,719	81,301
Commercial construction and land	73,963	60,579
Loans secured by farmland	12,950	11,121
Multi-family (5 or more) residential	55,886	50,089
Agricultural loans	2,435	2,351
Other commercial loans	14,857	17,153
Total commercial	1,111,498	978,371
Residential mortgage:
Residential mortgage loans - first liens	509,782	483,629
Residential mortgage loans - junior liens	24,949	23,314
Home equity lines of credit	43,798	39,252
1-4 Family residential construction	30,577	23,151
Total residential mortgage	609,106	569,346
Consumer	19,436	17,132
Total	1,740,040	1,564,849
Less: allowance for loan losses	(16,615)	(13,537)
Loans, net	$1,723,425	$1,551,312

In the table above, outstanding loan balances are presented net of deferred loan origination fees of $4,725,000 at December 31, 2022 and $4,247,000 at December 31, 2021.

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

On December 27, 2020, the President of the United States signed into law the Consolidated Appropriations Act, 2021 (the “CAA”), which includes provisions that broadly address additional COVID-19 responses and relief. Among the additional relief measures included are certain extensions to elements of the CARES Act, including extension of relief from troubled debt restructurings reporting established under Section 4013 of the CARES Act to 60 days after the date on which the national COVID-19 emergency terminates. The CAA also included additional funding for the PPP with additional eligibility requirements for borrowers with generally the same loan terms as provided under the CARES Act. Information related to PPP loans advanced pursuant to the CAA are labeled “2nd Draw” within the tables.

The maximum term of PPP loans is five years. Most of the Corporation’s 1st Draw PPP loans have two-year terms, while 2nd Draw PPP loans have  five-year terms and the Corporation is repaid sooner to the extent the loans are forgiven. The interest rate on PPP loans is 1%, and the Corporation has received fees from the SBA ranging between 1% and 5% per loan, depending on the size of the loan. Fees on PPP loans, net of origination costs and a market rate adjustment on acquired PPP loans, are recognized in interest income as a yield adjustment over the term of the loans.

As of December 31, 2022, the recorded investment in PPP loans was $168,000, including contractual principal balances of $195,000, reduced by net deferred origination fees of $27,000. Interest and fees on PPP loans which are included in taxable interest and fees on loans in the consolidated statements of income totaled $958,000 in 2022, $6,530,000 in 2021 and $2,924,000 in 2020.

Loans acquired in business combinations were recorded at their initial fair value, with adjustments made to the gross amortized cost of loans based on movements in interest rates (market rate adjustment) and based on credit fair value adjustments on non-impaired loans and impaired loans. Subsequent to the acquisitions, the Corporation has recognized amortization and accretion of a portion of the market rate adjustments and credit adjustments on non-impaired (performing) loans, and a partial recovery of purchased credit impaired (PCI) loans. For the years ended December 31, 2022 and 2021, adjustments to the initial market rate and credit fair value adjustments of performing loans were recognized as follows:

(In Thousands)	Year Ended
	December 31,	December 31,
	2022	2021
Market Rate Adjustment
Adjustments to gross amortized cost of loans at beginning of period	$(637)	$718
Amortization recognized in interest income	(279)	(1,355)
Adjustments to gross amortized cost of loans at end of period	$(916)	$(637)
Credit Adjustment on Non-impaired Loans
Adjustments to gross amortized cost of loans at beginning of period	$(3,335)	$(5,979)
Accretion recognized in interest income	1,495	2,644
Adjustments to gross amortized cost of loans at end of period	$(1,840)	$(3,335)

A summary of PCI loans held at December 31, 2022 and December 31, 2021 is as follows:

(In Thousands)	December 31,	December 31,
	2022	2021
Outstanding balance	$1,833	$9,802
Carrying amount	1,027	6,558

Transactions within the allowance for loan losses, summarized by segment and class, were as follows:

	December 31,				December 31,
Year Ended December 31, 2022	2021			Provision	2022
(In Thousands)	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Commercial:
Commercial loans secured by real estate	$4,405	$(3,942)	$0	$6,611	$7,074
Commercial and industrial	2,723	(150)	0	336	2,909
Commercial construction and land	637	0	0	10	647
Loans secured by farmland	115	0	0	(3)	112
Multi-family (5 or more) residential	215	0	0	196	411
Agricultural loans	25	0	0	(4)	21
Other commercial loans	173	0	0	(49)	124
Total commercial	8,293	(4,092)	0	7,097	11,298
Residential mortgage:
Residential mortgage loans - first liens	3,650	0	4	(241)	3,413
Residential mortgage loans - junior liens	184	0	0	(17)	167
Home equity lines of credit	302	0	15	(35)	282
1-4 Family residential construction	202	0	0	9	211
Total residential mortgage	4,338	0	19	(284)	4,073
Consumer	235	(153)	49	113	244
Unallocated	671	0	0	329	1,000
Total Allowance for Loan Losses	$13,537	$(4,245)	$68	$7,255	$16,615

	December 31,				December 31,
Year Ended December 31, 2021	2020			Provision	2021
(In Thousands)	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Commercial:
Commercial loans secured by real estate	$3,051	$0	$2	$1,352	$4,405
Commercial and industrial	2,245	(1,464)	20	1,922	2,723
Commercial construction and land	454	0	0	183	637
Loans secured by farmland	120	0	0	(5)	115
Multi-family (5 or more) residential	236	0	0	(21)	215
Agricultural loans	34	0	0	(9)	25
Other commercial loans	168	0	0	5	173
Total commercial	6,308	(1,464)	22	3,427	8,293
Residential mortgage:
Residential mortgage loans - first liens	3,524	(11)	4	133	3,650
Residential mortgage loans - junior liens	349	0	0	(165)	184
Home equity lines of credit	281	0	2	19	302
1-4 Family residential construction	99	0	0	103	202
Total residential mortgage	4,253	(11)	6	90	4,338
Consumer	239	(100)	38	58	235
Unallocated	585	0	0	86	671
Total Allowance for Loan Losses	$11,385	$(1,575)	$66	$3,661	$13,537

	December 31,				December 31,
Year Ended December 31, 2020	2019			Provision	2020
(In Thousands)	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Commercial:
Commercial loans secured by real estate	$1,921	$0	$0	$1,130	$3,051
Commercial and industrial	1,391	(2,236)	16	3,074	2,245
Commercial construction and land	966	(107)	0	(405)	454
Loans secured by farmland	158	0	0	(38)	120
Multi-family (5 or more) residential	156	0	0	80	236
Agricultural loans	41	0	0	(7)	34
Other commercial loans	155	0	0	13	168
Total commercial	4,788	(2,343)	16	3,847	6,308
Residential mortgage:
Residential mortgage loans - first liens	3,405	0	39	80	3,524
Residential mortgage loans - junior liens	384	0	1	(36)	349
Home equity lines of credit	276	0	4	1	281
1-4 Family residential construction	117	0	0	(18)	99
Total residential mortgage	4,182	0	44	27	4,253
Consumer	281	(122)	41	39	239
Unallocated	585	0	0	0	585
Total Allowance for Loan Losses	$9,836	$(2,465)	$101	$3,913	$11,385

For the year ended December 31, 2022, the provision for loan losses was $7,255,000, an increase in expense of $3,594,000 as compared to $3,661,000 recorded in the year ended December 31, 2021. The provision for 2022 includes $3,890,000 related to specific loans (net charge-offs of $4,177,000 and net decrease in specific allowances on loans of $287,000), an increase of $3,036,000 in the collectively determined portion of the allowance and a $329,000 increase in the unallocated portion.

In 2022, the provision for loan losses includes the impact of partial charge-offs totaling $3,942,000 on a commercial real estate secured participation loan to a borrower in the health care industry. The charge-offs resulted from the borrower’s default due to deterioration in financial performance. The recorded investment in the loan at December 31, 2022 (principal balance, net of partial charge-offs) was $2,654,000 based on a settlement agreement reached with the borrower.

The provision for loan losses in 2021 includes $1,324,000 related to specific loans (net charge-offs of $1,509,000 and a decrease in specific allowances on loans of $185,000), an increase of $2,251,000 in the collectively determined portion of the allowance and an $86,000 increase in the unallocated portion. In 2020, the provision included a $2,219,000 charge-off on one commercial loan.

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of December 31, 2022 and 2021:

December 31, 2022					Purchased
(In Thousands)		Special			Credit
	Pass	Mention	Substandard	Doubtful	Impaired	Total
Commercial:
Commercial loans secured by real estate	$666,442	$4,589	$10,231	$0	$987	$682,249
Commercial and Industrial	156,042	910	21,279	0	40	178,271
Paycheck Protection Program - 1st Draw	5	0	0	0	0	5
Paycheck Protection Program - 2nd Draw	163	0	0	0	0	163
Political subdivisions	90,719	0	0	0	0	90,719
Commercial construction and land	73,179	517	267	0	0	73,963
Loans secured by farmland	11,136	519	1,295	0	0	12,950
Multi-family (5 or more) residential	55,034	0	852	0	0	55,886
Agricultural loans	1,831	28	576	0	0	2,435
Other commercial loans	14,857	0	0	0	0	14,857
Total commercial	1,069,408	6,563	34,500	0	1,027	1,111,498
Residential Mortgage:
Residential mortgage loans - first liens	496,156	7,125	6,501	0	0	509,782
Residential mortgage loans - junior liens	24,495	164	290	0	0	24,949
Home equity lines of credit	43,289	59	450	0	0	43,798
1-4 Family residential construction	30,577	0	0	0	0	30,577
Total residential mortgage	594,517	7,348	7,241	0	0	609,106
Consumer	19,350	0	86	0	0	19,436
Totals	$1,683,275	$13,911	$41,827	$0	$1,027	$1,740,040

December 31, 2021					Purchased
(In Thousands)		Special			Credit
	Pass	Mention	Substandard	Doubtful	Impaired	Total
Commercial:
Commercial loans secured by real estate	$538,966	$10,510	$16,220	$0	$4,144	$569,840
Commercial and Industrial	142,775	10,841	4,694	0	763	159,073
Paycheck Protection Program - 1st Draw	1,356	0	0	0	0	1,356
Paycheck Protection Program - 2nd Draw	25,508	0	0	0	0	25,508
Political subdivisions	81,301	0	0	0	0	81,301
Commercial construction and land	59,816	715	48	0	0	60,579
Loans secured by farmland	10,011	186	924	0	0	11,121
Multi-family (5 or more) residential	47,638	0	873	0	1,578	50,089
Agricultural loans	1,802	0	549	0	0	2,351
Other commercial loans	17,150	3	0	0	0	17,153
Total commercial	926,323	22,255	23,308	0	6,485	978,371
Residential Mortgage:
Residential mortgage loans - first liens	469,044	7,981	6,534	0	70	483,629
Residential mortgage loans - junior liens	22,914	114	283	0	3	23,314
Home equity lines of credit	38,652	59	541	0	0	39,252
1-4 Family residential construction	23,151	0	0	0	0	23,151
Total residential mortgage	553,761	8,154	7,358	0	73	569,346
Consumer	17,092	0	40	0	0	17,132
Totals	$1,497,176	$30,409	$30,706	$0	$6,558	$1,564,849

The increase in substandard loans at December 31, 2022 as compared to December 31, 2021 includes advances under lines of credit to a commercial borrower totaling $10,799,000 at December 31, 2022, which were classified as impaired and nonaccrual. Based on an analysis of the liquidation value of business assets that collateralize the lines of credit, there was no specific allowance related to these advances at December 31, 2022.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of December 31, 2022 and 2021:

December 31, 2022	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Commercial:
Commercial loans secured by real estate	$7,154	$675,095	$682,249	$427	$6,647	$7,074
Commercial and industrial	11,223	167,048	178,271	26	2,883	2,909
Paycheck Protection Program - 1st Draw	0	5	5	0	0	0
Paycheck Protection Program - 2nd Draw	0	163	163	0	0	0
Political subdivisions	0	90,719	90,719	0	0	0
Commercial construction and land	244	73,719	73,963	0	647	647
Loans secured by farmland	76	12,874	12,950	0	112	112
Multi-family (5 or more) residential	0	55,886	55,886	0	411	411
Agricultural loans	57	2,378	2,435	0	21	21
Other commercial loans	0	14,857	14,857	0	124	124
Total commercial	18,754	1,092,744	1,111,498	453	10,845	11,298
Residential mortgage:
Residential mortgage loans - first liens	506	509,276	509,782	0	3,413	3,413
Residential mortgage loans - junior liens	30	24,919	24,949	0	167	167
Home equity lines of credit	68	43,730	43,798	0	282	282
1-4 Family residential construction	0	30,577	30,577	0	211	211
Total residential mortgage	604	608,502	609,106	0	4,073	4,073
Consumer	0	19,436	19,436	0	244	244
Unallocated						1,000

Total	$19,358	$1,720,682	$1,740,040	$453	$15,162	$16,615

December 31, 2021	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Commercial:
Commercial loans secured by real estate	$10,926	$558,914	$569,840	$669	$3,736	$4,405
Commercial and industrial	2,503	156,570	159,073	71	2,652	2,723
Paycheck Protection Program - 1st Draw	0	1,356	1,356	0	0	0
Paycheck Protection Program - 2nd Draw	0	25,508	25,508	0	0	0
Political subdivisions	0	81,301	81,301	0	0	0
Commercial construction and land	0	60,579	60,579	0	637	637
Loans secured by farmland	83	11,038	11,121	0	115	115
Multi-family (5 or more) residential	1,578	48,511	50,089	0	215	215
Agricultural loans	0	2,351	2,351	0	25	25
Other commercial loans	0	17,153	17,153	0	173	173
Total commercial	15,090	963,281	978,371	740	7,553	8,293
Residential mortgage:
Residential mortgage loans - first liens	630	482,999	483,629	0	3,650	3,650
Residential mortgage loans - junior liens	14	23,300	23,314	0	184	184
Home equity lines of credit	0	39,252	39,252	0	302	302
1-4 Family residential construction	0	23,151	23,151	0	202	202
Total residential mortgage	644	568,702	569,346	0	4,338	4,338
Consumer	0	17,132	17,132	0	235	235
Unallocated						671

Total	$15,734	$1,549,115	$1,564,849	$740	$12,126	$13,537

Summary information related to impaired loans as of December 31, 2022 and 2021 is as follows:

(In Thousands)	December 31, 2022			December 31, 2021
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no related allowance recorded:
Commercial loans secured by real estate	$8,563	$3,754	$0	$6,600	$4,458	$0
Commercial and industrial	12,926	11,163	0	5,213	2,431	0
Residential mortgage loans - first liens	506	506	0	656	630	0
Residential mortgage loans - junior liens	68	30	0	124	14	0
Home equity lines of credit	68	68	0	0	0	0
Loans secured by farmland	76	76	0	83	83	0
Agricultural loans	57	57	0	0	0	0
Construction and other land loans	244	244	0	0	0	0
Multi-family (5 or more) residential	0	0	0	2,734	1,578	0
Total with no related allowance recorded	22,508	15,898	0	15,410	9,194	0

With a related allowance recorded:
Commercial loans secured by real estate	3,400	3,400	427	6,468	6,468	668
Commercial and industrial	60	60	26	72	72	72
Total with a related allowance recorded	3,460	3,460	453	6,540	6,540	740
Total	$25,968	$19,358	$453	$21,950	$15,734	$740

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

(In Thousands)				Interest Income Recognized on
	Average Investment in			on Impaired Loans
	Impaired Loans			on a Cash Basis
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Commercial:
Commercial loans secured by real estate	$9,757	$11,617	$5,266	$657	$557	$258
Commercial and industrial	2,078	2,636	2,542	210	34	34
Commercial construction and land	72	48	521	3	3	15
Loans secured by farmland	80	84	319	0	1	27
Multi-family (5 or more) residential	197	1,583	202	1,156	133	0
Agricultural loans	60	67	76	4	4	4
Other commercial loans	0	0	18	0	0	1
Total commercial	12,244	16,035	8,944	2,030	732	339
Residential mortgage:
Residential mortgage loans - first lien	575	1,647	1,853	24	78	116
Residential mortgage loans - junior lien	33	361	392	7	11	22
Home equity lines of credit	43	0	57	4	0	3
Total residential mortgage	651	2,008	2,302	35	89	141
Total	$12,895	$18,043	$11,246	$2,065	$821	$480

The increase in interest income recognized on a cash basis on impaired loans in 2022 resulted mainly from repayments received on loans that had been classified as purchased credit impaired at December 31, 2021.

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	December 31, 2022		December 31, 2021
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial:
Commercial loans secured by real estate	$612	$7,153	$738	$10,885
Commercial and industrial	80	11,165	30	2,299
Commercial construction and land	0	244	0	48
Loans secured by farmland	0	76	28	83
Multi-family (5 or more) residential	0	0	0	1,578
Agricultural loans	57	0	65	0
Total commercial	749	18,638	861	14,893
Residential mortgage:
Residential mortgage loans - first liens	1,288	4,259	1,144	4,005
Residential mortgage loans - junior liens	54	0	69	3
Home equity lines of credit	102	129	102	82
Total residential mortgage	1,444	4,388	1,315	4,090
Consumer	44	59	43	16
Totals	$2,237	$23,085	$2,219	$18,999

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual. PCI loans with a total recorded investment of $1,027,000 at December 31, 2022 and $6,558,000 at December 31, 2021 are classified as nonaccrual.

The table below presents a summary of the contractual aging of loans as of December 31, 2022 and 2021.

(In Thousands)	As of December 31, 2022				As of December 31, 2021
	Current &				Current &
	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Commercial:
Commercial loans secured by real estate	$676,779	$1,105	$4,365	$682,249	$563,658	$762	$5,420	$569,840
Commercial and industrial	177,747	319	205	178,271	158,188	72	813	159,073
Paycheck Protection Program - 1st Draw	5	0	0	5	1,339	17	0	1,356
Paycheck Protection Program - 2nd Draw	163	0	0	163	25,508	0	0	25,508
Political subdivisions	90,719	0	0	90,719	81,301	0	0	81,301
Commercial construction and land	73,766	0	197	73,963	60,509	70	0	60,579
Loans secured by farmland	12,856	18	76	12,950	11,010	0	111	11,121
Multi-family (5 or more) residential	55,886	0	0	55,886	48,532	0	1,557	50,089
Agricultural loans	2,378	0	57	2,435	2,279	7	65	2,351
Other commercial loans	14,857	0	0	14,857	17,153	0	0	17,153
Total commercial	1,105,156	1,442	4,900	1,111,498	969,477	928	7,966	978,371

Residential mortgage:
Residential mortgage loans - first liens	500,778	5,323	3,681	509,782	475,637	5,038	2,954	483,629
Residential mortgage loans - junior liens	24,702	193	54	24,949	23,229	16	69	23,314
Home equity lines of credit	42,952	652	194	43,798	38,830	279	143	39,252
1-4 Family residential construction	30,577	0	0	30,577	23,151	0	0	23,151
Total residential mortgage	599,009	6,168	3,929	609,106	560,847	5,333	3,166	569,346
Consumer	19,169	164	103	19,436	17,001	72	59	17,132
Totals	$1,723,334	$7,774	$8,932	$1,740,040	$1,547,325	$6,333	$11,191	$1,564,849

Nonaccrual loans are included in the contractual aging immediately above. A summary of the contractual aging of nonaccrual loans at December 31, 2022 and 2021 is as follows:

(In Thousands)	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
December 31, 2022 Nonaccrual Totals	$15,695	$695	$6,695	$23,085
December 31, 2021 Nonaccrual Totals	$8,800	$1,227	$8,972	$18,999

Loans whose terms are modified are classified as TDRs if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as the contractual aging information at December 31, 2022 and 2021 is as follows:

Troubled Debt Restructurings (TDRs):

(In Thousands)	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
December 31, 2022 Totals	$503	$68	$57	$3,799	$4,427
December 31, 2021 Totals	$248	$40	$65	$5,452	$5,805

At December 31, 2022 and 2021, there were no commitments to loan additional funds to borrowers whose loans have been classified as TDRs.

A summary of TDRs that occurred during 2022, 2021 and 2020 is as follows:

(Balances in Thousands)	2022		2021		2020
		Post-		Post-		Post-
	Number	Modification	Number	Modification	Number	Modification
	of	Recorded	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment	Loans	Investment
Residential mortgage - first liens:
Reduced monthly payments and extended maturity date	0	$0	1	$12	0	$0
Reduced monthly payments for a fifteen-month period	0	0	1	116	0	0
Residential mortgage - junior liens:
Reduced monthly payments and extended maturity date	1	48	0	0	0	0
New loan at lower than risk-adjusted market rate to borrower from whom short sale of other collateral was accepted	0	0	0	0	1	30
Home equity lines of credit:
Reduced monthly payments and extended maturity date	0	0	1	24	0	0
Reduced monthly payments for an eighteen-month period	0	0	1	70	0	0
Commercial loans secured by real estate:
Interest only payments for a nine-month period	0	0	0	0	1	240
Principal and interest payment deferral non-COVID related	0	0	0	0	2	4,831
Multi-family (5 or more) residential,
Principal and interest payment deferral non-COVID related	0	0	0	0	3	2,170
Loans secured by farmland,
Deferral of principal and interest payments for 12 months with a balloon payment at maturity	1	268	0	0	0	0
Total	2	$316	4	$222	7	$7,271

In the year ended December 31, 2020, the Corporation recorded a specific allowance for loan losses of $416,000 related to a loan secured by commercial real estate for which a TDR concession was made in 2020 and included in the table above. In 2021, the allowance on this loan with a recorded investment of $3,405,000 at December 31, 2021 was increased to $427,000. At December 31, 2022 the allowance on this loan with a recorded investment of $3,400,000 remained $427,000. The other loans for which TDRs were granted in 2022, 2021 and 2020 had no specific impact on the provision or allowance for loan losses.

In 2022, 2021 and 2020, payment defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months are summarized as follows:

	2022		2021		2020
	Number		Number		Number
	of	Recorded	of	Recorded	of	Recorded
(Balances in Thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Commercial loans secured by real estate	0	$0	1	$3,405	1	$240
Total	0	$0	1	$3,405	1	$240

The default that occurred in 2021 was on the loan referred to above with a specific allowance of $427,000 at December 31, 2022. The loan for which a default occurred in 2020 was repaid in full in 2021.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the consolidated balance sheets) is as follows:

(In Thousands)	December 31,	December 31,
	2022	2021
Foreclosed residential real estate	$0	$256

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	December 31,	December 31,
	2022	2021
Residential real estate in process of foreclosure	$1,229	$1,260

9. BANK PREMISES AND EQUIPMENT

(In Thousands)	December 31,
	2022	2021
Land	$3,623	$3,623
Buildings and improvements	32,332	32,606
Furniture and equipment	14,886	15,162
Construction in progress	1,532	835
Total	52,373	52,226
Less: accumulated depreciation	(30,799)	(31,543)
Net	$21,574	$20,683

Depreciation and amortization expense is included in the following line items of the consolidated statements of income:

(In Thousands)	2022	2021	2020
Net occupancy and equipment expense	$2,049	$1,723	$1,595
Data processing and telecommunications expense	340	407	386
Total	$2,389	$2,130	$1,981

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. There were no changes in the carrying amount of goodwill in 2022 and 2021. The balance in goodwill was $52,505,000 at December 31, 2022 and 2021. The Corporation did not complete any acquisitions in 2022 or 2021.

In testing goodwill for impairment at December 31, 2022, the Corporation by-passed performing a qualitative assessment and performed a quantitative assessment based on comparison of the Corporation’s market capitalization to its stockholders’ equity, resulting in the determination that the fair value of its reporting unit, its community banking operation, exceeded its carrying amount. Accordingly, there was no goodwill impairment at December 31, 2022.

There were no goodwill impairment charges recorded in the years ended December 31, 2022, 2021 and 2020.

Information related to the core deposit intangibles is as follows:

(In Thousands)	December 31,
	2022	2021
Gross amount	$6,639	$6,639
Accumulated amortization	(3,762)	(3,323)
Net	$2,877	$3,316

Amortization expense related to core deposit intangibles is included in other noninterest expense in the consolidated statements of income, as follows:

(In Thousands)	Year Ended December 31,
	2022	2021	2020
Amortization expense	$439	$535	$540

The amount of amortization expense to be recognized in each of the ensuing five years is as follows:

(In Thousands)
2023	$408
2024	390
2025	424
2026	396
2027	361

11. DEPOSITS

At December 31, 2022 the scheduled maturities of time deposits are as follows:

(In Thousands)
2023	$152,889
2024	102,120
2025	22,679
2026	8,796
2027	8,705
Total	$295,189

Time deposits of more than $250,000 totaled $85,640,000 at December 31, 2022 and $75,375,000 at December 31, 2021. As of December 31, 2022, the remaining maturities or time to next re-pricing of time deposits more than $250,000 was as follows:

(In Thousands)
Three months or less	$13,685
Over 3 months through 12 months	26,543
Over 1 year through 3 years	44,089
Over 3 years	1,323
Total	$85,640

12. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	December 31,	December 31,
	2022	2021
FHLB-Pittsburgh borrowings	$77,000	$0
Customer repurchase agreements	3,062	1,803
Total short-term borrowings	$80,062	$1,803

The weighted average interest rate on total short-term borrowings outstanding was 4.28% at December 31, 2022 and 0.10% at December 31, 2021. The maximum amount of total short-term borrowings outstanding at any month-end was $90,042,000 in 2022, $17,353,000 in 2021 and $56,647,000 in 2020.

The Corporation had available credit with other correspondent banks totaling $95,000,000 at December 31, 2022 and $45,000,000 at December 31, 2021. These lines of credit are primarily unsecured. No amounts were outstanding at December 31, 2022 or 2021.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At December 31, 2022, the Corporation had available credit in the amount of $23,107,000 on this line with no outstanding advances. At December 31, 2021, the Corporation had available credit in the amount of $13,642,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with a carrying value of $24,113,000 at December 31, 2022 and $14,034,000 at December 31, 2021.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at December 31, 2022 and 2021. The carrying value of the underlying securities was $3,080,000 at December 31, 2022 and $1,820,000 at December 31, 2021.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $1,209,179,000 at December 31, 2022 and $1,046,242,000 at December 31, 2021. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in other assets) were $14,168,000 at December 31, 2022 and $9,313,000 at December 31, 2021. The Corporation’s total credit facility with FHLB-Pittsburgh was $839,378,000 at December 31, 2022, including an unused (available) amount of $689,279,000. At December 31, 2021, the Corporation’s total credit facility with FHLB-Pittsburgh was $756,868,000, including an unused (available) amount of $723,557,000.

At December 31, 2022, the overnight borrowing from FHLB-Pittsburgh was $77,000,000 at an interest rate of 4.45% with no other short-term advances. At December 31, 2021 there were no overnight borrowings or short-term advances from FHLB-Pittsburgh.

LONG-TERM BORROWINGS – FHLB ADVANCES

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	December 31,	December 31,
	2022	2021
Loans matured in 2022	$0	$15,452
Loans maturing in 2023 with a weighted-average rate of 1.35%	9,303	7,119
Loans maturing in 2024 with a weighted-average rate of 2.89%	29,813	5,099
Loans maturing in 2025 with a weighted-average rate of 3.94%	23,231	372
Total long-term FHLB-Pittsburgh borrowings	$62,347	$28,042

Note: Weighted-average rates are presented as of December 31, 2022.

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

The Senior Notes were recorded, net of debt issuance costs of $337,000, at an initial carrying amount of $14,663,000. Debt issuance costs are amortized over the term of the Senior Notes as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Senior Notes totaling $64,000 in 2022 and $38,000 in 2021 was included in interest expense in the consolidated statements of income.

At December 31, 2022 and December 31, 2021, outstanding Senior Notes are as follows:

(In Thousands)	December 31,	December 31,
	2022	2021
Senior Notes with an aggregate par value of $15,000,000; bearing interest at 2.75% with an effective interest rate of 3.23%; maturing in June 2026	$14,765	$14,701
Total carrying value	$14,765	$14,701

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

The Subordinated Notes were recorded, net of debt issuance costs of $563,000, at an initial carrying amount of $24,437,000. Debt issuance costs are amortized through June 1, 2026 as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Subordinated Notes totaling $106,000 in 2022 and $63,000 in 2021 was included in interest expense in the consolidated statements of income.

At December 31, 2022 and 2021, outstanding subordinated debt agreements are as follows:

(In Thousands)	December 31,	December 31,
	2022	2021
Agreements with an aggregate par value of $6,500,000; bearing interest at 6.50%; maturing in April 2027 and redeemed at par in April 2022	$0	$6,500
Agreement with a par value of $2,000,000; bearing interest at 6.50% with an effective interest rate of 5.60%; maturing in July 2027 and redeemed at par in June 2022	0	2,008
Agreements with a par value of $25,000,000; bearing interest at 3.25% with an effective interest rate of 3.74%; maturing in June 2031 and redeemable at par in June 2026	24,607	24,501
Total carrying value	$24,607	$33,009

13. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. The plan contains a cost-sharing feature which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at December 31, 2022 and 2021 and are not expected to significantly affect the Corporation’s future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The following table shows the funded status of the defined benefit plans:

	Pension		Postretirement
(In Thousands)	2022	2021	2022	2021
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$1,128	$1,101	$1,297	$1,347
Service cost	0	0	63	63
Interest cost	22	20	34	33
Plan participants' contributions	0	0	137	148
Actuarial (gain) loss	(199)	12	(394)	(65)
Benefits paid	(5)	(5)	(202)	(229)
Benefit obligation at end of year	$946	$1,128	$935	$1,297

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$1,175	$1,062	$0	$0
Actual return on plan assets	(169)	118	0	0
Employer contribution	0	0	65	81
Plan participants' contributions	0	0	137	148
Benefits paid	(5)	(5)	(202)	(229)
Fair value of plan assets at end of year	$1,001	$1,175	$0	$0

Funded status at end of year	$55	$47	$(935)	$(1,297)

At December 31, 2022 and 2021, the following pension plan and postretirement plan asset and liability amounts were recognized in the consolidated balance sheets:

	Pension		Postretirement
(In Thousands)	2022	2021	2022	2021
Other assets	$55	$47	$0	$0
Accrued interest and other liabilities	0	0	935	1,297

At December 31, 2022 and 2021, the following items included in accumulated other comprehensive (loss) income had not been recognized as components of expense:

	Pension		Postretirement
(In Thousands)	2022	2021	2022	2021
Prior service cost	$0	$0	$(155)	$(186)
Net actuarial loss (gain)	179	182	(646)	(271)
Total	$179	$182	$(801)	$(457)

For the defined benefit pension plan, amortization of the net actuarial loss is expected to be $11,000 in 2023. For the postretirement plan, the estimated amount of prior service cost that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in 2023 is a reduction in expense of $31,000, and net actuarial gain of $36,000 is expected to be amortized in 2023.

The accumulated benefit obligation for the defined benefit pension plan was $946,000 at December 31, 2022 and $1,128,000 at December 31, 2021.

The components of net periodic benefit costs from defined benefit plans are as follows:

	Pension			Postretirement
(In Thousands)	2022	2021	2020	2022	2021	2020
Service cost	$0	$0	$0	$63	$63	$46
Interest cost	22	20	23	34	33	39
Expected return on plan assets	(35)	(30)	(27)	0	0	0
Amortization of prior service cost	0	0	0	(31)	(31)	(31)
Recognized net actuarial loss (gain)	8	19	16	(19)	(5)	(14)
Total net periodic benefit cost	$(5)	$9	$12	$47	$60	$40

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension			Postretirement
	2022	2021	2020	2022	2021	2020
Discount rate	2.60%	2.30%	3.10%	3.00%	2.50%	3.25%
Expected return on plan assets	5.00%	4.81%	4.99%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

The weighted-average assumptions used to determine benefit obligations as of December 31, 2022 and 2021 are as follows:

	Pension		Postretirement
	2022	2021	2022	2021
Discount rate	5.05%	2.60%	5.25%	3.00%
Rate of compensation increase	N/A	N/A	N/A	N/A

Estimated future benefit payments, including only estimated employer contributions for the postretirement plan, which reflect expected future service, are as follows:

(In Thousands)	Pension	Postretirement
2023	$646	$64
2024	8	74
2025	8	81
2026	13	92
2027	8	87
2028-2032	291	398

No estimated minimum contribution to the defined benefit pension plan is required in 2023, though the Corporation may make discretionary contributions.

The expected return on pension plan assets is a significant assumption used in the calculation of net periodic benefit cost. This assumption reflects the average long-term rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.

The fair values of pension plan assets at December 31, 2022 and 2021 are as follows:

	2022	2021
Mutual funds invested principally in:
Cash and cash equivalents	3%	3%
Debt securities	39%	38%
Equity securities	50%	51%
Alternative funds	8%	8%
Total	100%	100%

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

PROFIT SHARING AND DEFERRED COMPENSATION PLANS

The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation’s matching contributions to the Plan depend upon the tax deferred contributions of employees. The Corporation’s total basic and matching contributions were $1,415,000 in 2022, $1,299,000 in 2021 and $1,050,000 in 2020.

The Corporation has an Employee Stock Ownership Plan (ESOP). Contributions to the ESOP are discretionary, and the ESOP uses funds contributed to purchase Corporation stock for the accounts of ESOP participants. These purchases are made in the market (not directly from the Corporation), and employees are not permitted to purchase Corporation stock under the ESOP. The ESOP includes a diversification feature, which allows participants, upon reaching age 55 and 10 years of service (as defined), to sell up to 50% of their Corporation shares over a period of 6 years. As of December 31, 2022 and 2021, there were no shares allocated for repurchase by the ESOP.

Dividends paid on shares held by the ESOP are charged to retained earnings. All Corporation shares owned through the ESOP are included in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share – basic and diluted. The ESOP held 564,353 shares of Corporation stock at December 31, 2022, 513,494 shares at December 31, 2021 and 481,478 shares at December 31, 2020, all of which had been allocated to Plan participants. The Corporation’s contributions to the ESOP totaled $1,170,000 in 2022, $1,040,000 in 2021 and $912,000 in 2020.

The Corporation has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to operating expense for officers’ supplemental deferred compensation were $391,000 in 2022, $301,000 in 2021 and $286,000 in 2020.

In connection with the Covenant acquisition, the Corporation assumed an obligation to provide a supplemental retirement benefit to a former Covenant executive. Under the terms of the agreement, the executive or his heirs will receive monthly payments totaling $1 million over a 10-year period starting in October 2025. Effective July 1, 2020, the Corporation recorded a liability of $499,000 representing the present value of the obligation prior to the executive fully vesting in the benefit. In 2020, the Corporation recorded expense of $360,000, which is included in merger-related expenses in the consolidated statements of income, representing the impact of the executive fully vesting upon the change in control. In addition, the Corporation recorded expense of $14,000 in 2022, $13,000 in 2021 and $6,000 in 2020, which is included in pensions and other employee benefits in the consolidated statements of income, representing the effective interest cost on the obligation. The discount rate used to measure the liability is 1.5%. The balance of the liability, which is included in accrued interest and other liabilities in the consolidated balance sheets, is $892,000 at December 31, 2022 and $878,000 at December 31, 2021.

The Corporation also has a nonqualified deferred compensation plan that allows selected officers the option to defer receipt of cash compensation, including base salary and any cash bonuses or other cash incentives. This nonqualified deferred compensation plan does not provide for Corporation contributions.

STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of senior officers. A total of 850,000 shares of common stock may be issued under the Stock Incentive Plan. Awards may be made under the Stock Incentive Plan in the form of qualified options (“Incentive Stock Options,” as defined in the Internal Revenue Code), nonqualified options, stock appreciation rights or restricted stock. Historically through December 31, 2022, all awards made under this Plan have consisted of Incentive Stock Options or restricted stock. Incentive Stock Options have an exercise price equal to the market value of the stock at the date of grant, vest after 6 months and expire after 10 years. There are 52,128 shares available for issuance under the Stock Incentive Plan as of December 31, 2022.

Also, the Corporation has an Independent Directors Stock Incentive Plan. This plan permits awards of nonqualified stock options and/or restricted stock to non-employee directors. A total of 235,000 shares of common stock may be issued under the Independent Directors Stock Incentive Plan. The recipients’ rights to exercise stock options under this plan expire 10 years  from the date of grant. The exercise prices of all stock options awarded under the Independent Directors Stock Incentive Plan are equal to market value as of the dates of grant. There are 87,520 shares available for issuance under the Independent Directors Stock Incentive Plan as of December 31, 2022.

Total stock-based compensation expense is as follows:

(In Thousands)	2022	2021	2020
Restricted stock	$1,260	$1,214	$1,050
Stock options	0	0	0
Total	$1,260	$1,214	$1,050

The following summarizes non-vested restricted stock activity for the year ended December 31, 2022:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding, December 31, 2021	127,027	$21.37
Granted	78,243	$25.03
Vested	(59,268)	$21.54
Forfeited	(10,782)	$23.71
Outstanding, December 31, 2022	135,220	$23.23

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. As of December 31, 2022, there was $1,678,000 total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.4 years.

In 2022 and 2021, the Corporation awarded shares of restricted stock under the Stock Incentive Plan, as follows:

	2022	2021
Time-based awards to independent directors	9,588	10,989
Time-based awards to employees	51,638	50,178
Performance-based awards to employees	17,017	17,224
Total	78,243	78,391

Time-based restricted stock awards granted under the Independent Directors Stock Incentive Plan in 2022 and 2021 vest over one-year terms. Time-based restricted stock awards granted to employees in 2022 and 2021 vest ratably over three-year terms, subject to continued employment and satisfactory job performance. Performance-based restricted stock awards granted in 2022 and 2021 vest ratably over three-year terms, with vesting contingent upon meeting conditions based on the Corporation’s earnings as specified in the agreements.

There were no stock options granted in 2022, 2021, or 2020. A summary of stock option activity is presented below:

	2022		2021		2020
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	24,218	$20.01	57,111	$18.92	75,897	$18.69
Granted	0		0		0
Exercised	(13,654)	$19.67	(22,429)	$18.96	(17,222)	$18.25
Forfeited	0		(3,156)	$19.20	(1,564)	$15.06
Expired	0		(7,308)	$15.06	0	$
Outstanding, end of year	10,564	$20.45	24,218	$20.01	57,111	$18.92
Options exercisable at year-end	10,564	$20.45	24,218	$20.01	57,111	$18.92
Weighted-average fair value of options forfeited		N/A		$4.59		$4.26

The weighted-average remaining contractual term of outstanding stock options at December 31, 2022 was 1.0 years. The aggregate intrinsic value of stock options outstanding was $25,000 at December 31, 2022. The total intrinsic value of options exercised was $76,000 in 2022, $97,000 in 2021 and $128,000 in 2020.

The Corporation has issued shares from treasury stock for almost all stock option exercises through December 31, 2022. Management does not anticipate that stock repurchases will be necessary to accommodate stock option exercises in 2023.

In January 2023, the Corporation awarded 42,788 shares of restricted stock under the Stock Incentive Plan and 11,000 shares of restricted stock under the Independent Directors Stock Incentive Plans. The January 2023 restricted stock awards under the Stock Incentive Plan vest ratably over three years. The 2023 restricted stock issued under the Independent Directors Stock Incentive Plan vests over one year. Total estimated stock-based compensation expense for 2023 is $1,500,000. The restricted stock awards made in January 2023 are not included in the tables above.

14. INCOME TAXES

The net deferred tax asset at December 31, 2022 and 2021 represents the following temporary difference components:

	December 31,	December 31,
(In Thousands)	2022	2021
Deferred tax assets:
Unrealized holding losses on securities	$13,391	$0
Allowance for loan losses	3,648	2,935
Purchase accounting adjustments on loans	938	1,621
Deferred compensation	1,149	965
Operating leases liability	907	821
Deferred loan origination fees	779	333
Net operating loss carryforward	659	778
Accrued incentive compensation	354	529
Other deferred tax assets	1,115	1,433
Total deferred tax assets	22,940	9,415

Deferred tax liabilities:
Unrealized holding gains on securities	0	1,278
Defined benefit plans - ASC 835	129	57
Bank premises and equipment	298	460
Core deposit intangibles	633	725
Right-of-use assets from operating leases	907	821
Other deferred tax liabilities	89	187
Total deferred tax liabilities	2,056	3,528
Deferred tax asset, net	$20,884	$5,887

The provision for income taxes includes the following:

(In Thousands)	2022	2021	2020
Currently payable	$5,998	$8,386	$4,230
Tax expense resulting from allocations of certain tax benefits to equity or as a reduction in other assets	134	128	121
Deferred	(400)	(1,381)	(361)
Total provision	$5,732	$7,133	$3,990

A reconciliation of income tax at the statutory rate to the Corporation’s effective rate is as follows:

	2022		2021		2020
(Dollars In Thousands)	Amount	%	Amount	%	Amount	%
Expected provision	$6,794	21.0	$7,914	21.0	$4,875	21.0
Tax-exempt interest income	(1,029)	(3.2)	(921)	(2.4)	(808)	(3.5)
Increase in cash surrender value and other income from life insurance, net	(103)	(0.3)	(118)	(0.3)	(170)	(0.7)
ESOP dividends	(130)	(0.4)	(120)	(0.3)	(110)	(0.5)
State income tax, net of Federal benefit	296	0.9	375	1.0	172	0.7
Other, net	(96)	(0.3)	3	0.0	31	0.1
Effective income tax provision	$5,732	17.7	$7,133	18.9	$3,990	17.2

In connection with the 2020 Covenant merger, the Corporation received a net operating loss (“NOL”) available to be carried forward against future federal taxable income of $4.6 million. Availability of the NOL does not expire; however, the amount that may be offset against taxable income is limited to approximately $563,000 per year and further limited annually to no more than 80% of taxable income without regard to the NOL. At December 31, 2022, the unused amount of the NOL is $3.1 million.

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns. With limited exceptions, the Corporation is no longer subject to examination by the Internal Revenue Service for years prior to 2019.

15. RELATED PARTY TRANSACTIONS

Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:

	Beginning	New		Other	Ending
(In Thousands)	Balance	Loans	Repayments	Changes	Balance
13 directors, 10 executive officers 2022	$13,911	$1,949	$(1,886)	$530	$14,504
13 directors, 9 executive officers 2021	$18,445	$1,249	$(6,034)	$251	$13,911
13 directors, 9 executive officers 2020	$14,455	$242	$(2,150)	$5,898	$18,445

In the table above, other changes represent net changes in the balance of existing lines of credit and transfers in and out of the related party category.

Deposits from related parties held by the Corporation amounted to $10,882,000 at December 31, 2022 and $10,124,000 at December 31, 2021.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2022 and 2021 are as follows:

(In Thousands)	2022	2021
Commitments to extend credit	$433,725	$366,076
Standby letters of credit	15,822	10,079

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

Standby letters of credit are conditional commitments issued by the Corporation guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Some of the standby letters of credit are collateralized by real estate or other assets, and others are unsecured. The extent to which proceeds from liquidation of collateral would be expected to cover the maximum potential amount of future payments related to standby letters of credit is not estimable. The Corporation has recorded no liability associated with standby letters of credit as of December 31, 2022 and 2021.

Standby letters of credit as of December 31, 2022 expire as follows:

Year of Expiration	(In Thousands)
2023	$15,110
2024	311
2025	348
2026	25
2028	28
Total	$15,822

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

Certain leases include options to renew, with renewal terms that can extend the lease term from one to eight years that are reasonably certain of being exercised. The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered into after January 1, 2019. At December 31, 2022, discount rates ranged from 0.84% to 3.50% with a weighted-average discount rate of 1.98%. At December 31, 2022, the weighted-average remaining lease term was 5.1 years. At December 31, 2021, the weighted-average discount rate was 1.90% and the weighted-average remaining lease term was 4.8 years.

As shown in the table below, at December 31, 2022, right-of-use assets of $4,133,000 were included in other assets, and the related lease liabilities totaling the same amount were included in accrued interest and other liabilities, in the consolidated balance sheets. At December 31, 2021, right of use assets and the related liabilities totaled $3,751,000.

	December 31,	December 31,
(In Thousands)	2022	2021
Other assets	$4,133	$3,751
Other liabilities	$4,133	$3,751

In 2022, 2021 and 2020, operating lease expenses are included in the following line item of the consolidated statements of income:

(In Thousands)	2022	2021	2020
Net occupancy and equipment expense	$599	$492	$371
Total	$599	$492	$371

A maturity analysis of the Corporation’s lease liabilities at December 31, 2022 is as follows:

(In Thousands)

Lease Payments Due

2023	$643
2024	622
2025	593
2026	532
2027	509
Thereafter	1,565
Total lease payments	4,464
Discount on cash flows	(331)
Total lease liabilities	$4,133

Litigation Matters

In the normal course of business, the Corporation is subject to pending and threatened litigation in which claims for monetary damages are asserted. In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of these legal proceedings.

Trust Department Tax Reporting Contingency

The Corporation has incurred operational losses from compliance oversight related to trust department tax preparation and administration activities that occurred prior to 2020. In 2020, the Corporation made changes in internal controls and personnel responsible for trust department tax administration activities. Management implemented the changes in internal controls and personnel in an effort to mitigate and prevent the likelihood of new instances of non-compliance from trust department tax administration activities. In 2022, the Corporation recorded a net reduction in expense of $459,000 related to trust department tax compliance matters, resulting mainly from favorable rulings on two matters. Losses related to trust department tax compliance matters totaled $164,000 in 2021 and $571,000 in 2020. The net reduction in expense in 2022 and the losses in 2021 and 2020 are included in other noninterest expense in the consolidated statements of income. The balance of accrued interest and other liabilities in the consolidated balance sheets includes $122,000 at December 31, 2022 and $465,000 at December 31, 2021 related to trust department tax compliance matters.

18. REGULATORY MATTERS

In August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at December 31, 2022; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

Details concerning capital ratios at December 31, 2022 and December 31, 2021 are presented below. Management believes, as of December 31, 2022, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at December 31, 2022 and December 31, 2021 exceed the Corporation’s Board policy threshold levels.

							Minimum To Be Well
			Minimum		Minimum To Maintain		Capitalized Under		Minimum To Meet
			Capital		Capital Conservation		Prompt Corrective		the Corporation's
	Actual		Requirement		Buffer at Reporting Date		Action Provisions		Policy Thresholds
(Dollars In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022:
Total capital to risk-weighted assets:
Consolidated	$285,397	15.72%	N/A	N/A	N/A	N/A	N/A	N/A	$190,590	³10.5%
C&N Bank	265,784	14.68%	144,873	³8%	190,145	³10.5%	181,091	³10%	190,145	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	243,750	13.43%	N/A	N/A	N/A	N/A	N/A	N/A	154,287	³8.5%
C&N Bank	248,744	13.74%	108,654	³6%	153,927	³8.5%	144,873	³8%	153,927	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	243,750	13.43%	N/A	N/A	N/A	N/A	N/A	N/A	127,060	³7%
C&N Bank	248,744	13.74%	81,491	³4.5%	126,764	³7.0%	117,709	³6.5%	126,764	³7%
Tier 1 capital to average assets:
Consolidated	243,750	10.11%	N/A	N/A	N/A	N/A	N/A	N/A	192,941	³8%
C&N Bank	248,744	10.38%	95,826	³4%	N/A	N/A	119,783	³5%	191,652	³8%

December 31, 2021:
Total capital to risk-weighted assets:
Consolidated	$287,614	18.21%	N/A	N/A	N/A	N/A	N/A	N/A	$165,846	³10.5%
C&N Bank	252,606	16.04%	126,012	³8%	165,390	³10.5%	157,514	³10%	165,390	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	240,433	15.22%	N/A	N/A	N/A	N/A	N/A	N/A	134,256	³8.5%
C&N Bank	238,434	15.14%	94,509	³6%	133,887	³8.5%	126,012	³8%	133,887	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	240,433	15.22%	N/A	N/A	N/A	N/A	N/A	N/A	110,564	³7%
C&N Bank	238,434	15.14%	70,881	³4.5%	110,260	³7.0%	102,384	³6.5%	110,260	³7%
Tier 1 capital to average assets:
Consolidated	240,433	10.53%	N/A	N/A	N/A	N/A	N/A	N/A	182,683	³8%
C&N Bank	238,434	10.52%	90,688	³4%	N/A	N/A	113,360	³5%	181,376	³8%

Federal regulatory authorities impose a capital rule providing that, to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At December 31, 2022, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

At December 31, 2022, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 6.68%.

Banking regulators limit the amount of dividends that may be paid by C&N Bank to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $96,803,000 at December 31, 2022, subject to the minimum capital ratio requirements noted above.

Restrictions imposed by federal law prohibit the Corporation from borrowing from C&N Bank unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of C&N Bank’s tangible stockholder’s equity (excluding accumulated other comprehensive income) or $24,614,000 at December 31, 2022.

19. PARENT COMPANY ONLY

The following is condensed financial information for Citizens & Northern Corporation:

CONDENSED BALANCE SHEET	Dec. 31,	Dec. 31,
(In Thousands)	2022	2021
ASSETS
Cash	$17,867	$33,518
Investment in subsidiaries:
Citizens & Northern Bank	254,809	298,797
Citizens & Northern Investment Corporation	12,453	13,085
Bucktail Life Insurance Company	3,637	3,825
Other assets	33	33
TOTAL ASSETS	$288,799	$349,258

LIABILITIES AND STOCKHOLDERS' EQUITY
Senior notes, net	$14,765	$14,701
Subordinated debt, net	24,607	33,009
Other liabilities	102	143
Stockholders' equity	249,325	301,405
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$288,799	$349,258

CONDENSED INCOME STATEMENT
(In Thousands)	2022	2021	2020
Dividends from Citizens & Northern Bank	$19,483	$20,200	$38,507
Expenses	(1,695)	(1,691)	(1,488)
Income before equity in undistributed income (excess distributions) of subsidiaries	17,788	18,509	37,019
Equity in undistributed income (excess distributions) of subsidiaries	8,830	12,045	(17,797)
NET INCOME	$26,618	$30,554	$19,222

CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,618	$30,554	$19,222
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchase accounting adjustment	(14)	(43)	(38)
Amortization of debt issuance costs	170	101	0
Equity in (undistributed income) excess distributions of subsidiaries	(8,830)	(12,045)	17,797
(Increase) decrease in other assets	0	(29)	105
(Decrease) increase in other liabilities	(41)	(16)	13
Net Cash Provided by Operating Activities	17,903	18,522	37,099

CASH FLOWS FROM INVESTING ACTIVITIES,
Net cash used in business combination	0	0	(21,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior notes and subordinated debt	0	39,100	0
Repayment of subordinated debt	(8,500)	(8,000)	0
Proceeds from sale of treasury stock	160	212	131
Purchase of treasury stock	(9,349)	(7,586)	(163)
Dividends paid	(15,865)	(15,976)	(14,469)
Net Cash (Used in) Provided by Financing Activities	(33,554)	7,750	(14,501)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,651)	26,272	761
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	33,518	7,246	6,485
CASH AND CASH EQUIVALENTS, END OF YEAR	$17,867	$33,518	$7,246

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Investment of net assets acquired in business combination in Citizens & Northern Bank	$0	$0	$73,426
Common equity issued in business combination	$0	$0	$41,429
Subordinated debt assumed in business combination	$0	$0	$10,091
Other liabilities assumed in business combination	$0	$0	$69
Interest paid	$1,433	$1,567	$655

20. DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation is a party to derivative financial instruments. These financial instruments consist of interest rate swap agreements and risk participation agreements (RPAs) which contain master netting and collateral provisions designed to protect the party at risk.

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

The aggregate notional amount of interest rate swaps was $155,214,000 at December 31, 2022 and $123,094,000 at December 31, 2021. The Corporation originated one interest rate swap with a notional amount of $24,000,000 in 2022 and originated no interest rate swaps in 2021. There were no gross amounts of interest rate swap-related assets and liabilities not offset in the consolidated balance sheets at December 31, 2022. The net impact of interest rate swaps on interest income on loans was a reduction of $342,000 in 2022, $1,347,000 in 2021 and $698,000 in 2020. Fee income on the interest swap originated in 2022 of $290,000 is included in other noninterest income in the consolidated statements of income.

The Corporation has entered into an RPA with another institution as a means to assume a portion of the credit risk associated with a loan structure which includes a derivative instrument, in exchange for fee income commensurate with the risk assumed.  This type of derivative is referred to as an “RPA In.” In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Corporation has provided a loan structured with a derivative, the Corporation purchased an RPA from an institution participating in the facility in exchange for a fee commensurate with the risk shared. This type of derivative is referred to as an “RPA Out.”  The net impact on the consolidated statements of income from RPAs was a reduction in other noninterest income of $14,000 in 2022.  The Corporation did not enter into any RPAs prior to 2022.

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the consolidated balance sheets at December 31, 2022 and 2021:

(In Thousands)	At December 31, 2022				At December 31, 2021
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
	Amount	Value (1)	Amount	Value (2)	Amount	Value (1)	Amount	Value (2)
Interest rate swap agreements	$77,607	$3,638	$77,607	$3,638	$61,547	$3,104	$61,547	$3,104
RPA Out	7,200	0	0	0	0	0	0	0
RPA In	0	0	10,000	19	0	0	0	0

(1)	Included in other assets in the consolidated balance sheets.
(2)	Included in accrued interest and other liabilities in the consolidated balance sheets.

The Corporation’s agreements with its derivative counterparties provide that if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. Further, if the Corporation were to fail to maintain its status as a well or adequately capitalized institution, then the counterparties could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements. Available-for-sale securities with a carrying value of $2,259,000 were pledged as collateral against the Corporation’s liability related to the interest rate swaps at December 31, 2022.

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

At December 31, 2022 and 2021, assets measured at fair value and the valuation methods used are as follows:

	December 31, 2022
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$31,836	$0	$0	$31,836
Obligations of U.S. Government agencies	0	23,430	0	23,430
Bank holding company debt securities	0	25,386	0	25,386
Obligations of states and political subdivisions:
Tax-exempt	0	132,623	0	132,623
Taxable	0	56,812	0	56,812
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	99,941	0	99,941
Residential collateralized mortgage obligations	0	40,296	0	40,296
Commercial mortgage-backed securities	0	79,686	0	79,686
Private label commercial mortgage-backed securities	0	8,023	0	8,023
Total available-for-sale debt securities	31,836	466,197	0	498,033
Marketable equity security	859	0	0	859
Servicing rights	0	0	2,653	2,653
Interest rate swap agreements, assets	0	3,638	0	3,638
Total recurring fair value measurements, assets	$32,695	$469,835	$2,653	$505,183

Recurring fair value measurements, liabilities,
Interest rate swap agreements, liabilities	$0	$3,638	$0	$3,638

Nonrecurring fair value measurements, assets:
Impaired loans, net	$0	$0	$3,007	$3,007
Foreclosed assets held for sale	0	0	275	275
Total nonrecurring fair value measurements, assets	$0	$0	$3,282	$3,282

	December 31, 2021
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$24,912	$0	$0	$24,912
Obligations of U.S. Government agencies	0	24,091	0	24,091
Bank holding company debt securities	0	17,987	0	17,987
Obligations of states and political subdivisions:
Tax-exempt	0	148,028	0	148,028
Taxable	0	72,765	0	72,765
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	98,181	0	98,181
Residential collateralized mortgage obligations	0	44,247	0	44,247
Commercial mortgage-backed securities	0	87,468	0	87,468
Total available-for-sale debt securities	24,912	492,767	0	517,679
Marketable equity security	971	0	0	971
Servicing rights	0	0	2,329	2,329
Interest rate swap agreements, assets	0	3,104	0	3,104
Total recurring fair value measurements, assets	$25,883	$495,871	$2,329	$524,083

Recurring fair value measurements, liabilities,
Interest rate swap agreements, liabilities	$0	$3,104	$0	$3,104

Nonrecurring fair value measurements, assets:
Impaired loans, net	$0	$0	$5,800	$5,800
Foreclosed assets held for sale	0	0	684	684
Total nonrecurring fair value measurements, assets	$0	$0	$6,484	$6,484

Management’s evaluation and selection of valuation techniques and the unobservable inputs used in determining the fair values of assets valued using Level 3 methodologies include sensitive assumptions. Other market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amount calculated by management. The following table shows quantitative information regarding significant techniques and inputs used at December 31, 2022 and 2021 for servicing rights assets measured using unobservable inputs (Level 3 methodologies) on a recurring basis:

	Fair Value at
	12/31/2022	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2022
Servicing rights	$2,653	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	133.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/2021	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2021
Servicing rights	$2,329	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	209.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets (servicing rights) measured at fair value on a recurring basis:

(In Thousands)	Years Ended December 31,
	2022	2021	2020
Servicing rights balance, beginning of period	$2,329	$1,689	$1,277
Originations of servicing rights	198	708	988
Unrealized gain (loss) included in earnings	126	(68)	(576)
Servicing rights balance, end of period	$2,653	$2,329	$1,689

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

At December 31, 2022 and 2021, quantitative information regarding significant techniques and inputs used for nonrecurring fair value measurements using unobservable inputs (Level 3 methodologies) are as follows:

(Dollars In Thousands)						Weighted
		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2022	12/31/2022	12/31/2022	Technique	Inputs	12/31/2022

Impaired loans:
Commercial:
Commercial loans secured by real estate	$3,400	$427	$2,973	Sales comparison	Discount to appraised value	25%
Commercial and industrial	60	26	34	Liquidation of assets	Discount to appraised value	33%
Total impaired loans	$3,460	$453	$3,007
Foreclosed assets held for sale - real estate:
Commercial real estate	$275	$0	$275	Sales comparison	Discount to appraised value	50%
Total foreclosed assets held for sale	$275	$0	$275

(Dollars In Thousands)						Weighted
		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2021	12/31/2021	12/31/2021	Technique	Inputs	12/31/2021

Impaired loans:
Commercial:
Commercial loans secured by real estate	$6,468	$668	$5,800	Sales comparison	Discount to appraised value	27%
Commercial and industrial	72	72	0	Liquidation of assets	Discount to appraised value	100%
Total impaired loans	$6,540	$740	$5,800
Foreclosed assets held for sale - real estate:
Commercial real estate	$428	$0	$428	Sales comparison	Discount to appraised value	50%
Residential (1-4 family)	256	0	256	Sales comparison	Discount to appraised value	53%
Total foreclosed assets held for sale	$684	$0	$684

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	December 31, 2022		December 31, 2021
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$47,698	$47,698	$95,848	$95,848
Certificates of deposit	Level 2	7,350	6,956	9,100	9,142
Restricted equity securities (included in other assets)	Level 2	14,418	14,418	9,562	9,562
Loans, net	Level 3	1,723,425	1,674,002	1,551,312	1,573,955
Accrued interest receivable	Level 2	8,653	8,653	7,235	7,235

Financial liabilities:
Deposits with no stated maturity	Level 2	1,702,404	1,702,404	1,639,167	1,639,167
Time deposits	Level 2	295,189	293,814	285,893	286,962
Short-term borrowings	Level 2	80,062	80,062	1,803	1,603
Long-term borrowings	Level 2	62,347	60,944	28,042	28,347
Senior debt	Level 2	14,765	9,712	14,701	15,016
Subordinated debt	Level 2	24,607	16,186	33,009	33,171
Accrued interest payable	Level 2	461	461	205	205

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of

Citizens & Northern Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Citizens & Northern Corporation and subsidiaries (collectively the "Corporation") as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

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

Allowance for Loan Losses – Qualitative Factors

Critical Audit Matter Description

As described in Note 1 and Note 8 to the Corporation’s consolidated financial statements, the allowance for loan losses consists of two major components: (1) a specific component consisting of the valuation allowance for loans individually evaluated for impairment (“specific component”) and (2) a general component consisting of the valuation allowance for pools of loans with similar risk characteristics collectively evaluated for impairment (“general reserves”). The general reserves are further broken down as reserves assigned to each pool of loans based on both historical net charge-off experience and reserves related to qualitative factors.

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
March 16, 2023

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

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, we concluded that, as of December 31, 2022, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013).

Baker Tilly US, LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2022. That report appears immediately prior to this report.

March 16, 2023	By:	/s/ J. Bradley Scovill
Date		President and Chief Executive Officer

March 16, 2023	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer

ITEM 9B. OTHER INFORMATION

There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter 2022 that was not disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is incorporated herein by reference to disclosure under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Information Concerning Security Ownership” and “Meetings and Committees of the Board of Directors” of the Corporation’s proxy statement dated March 10, 2023 for the annual meeting of stockholders to be held on April 20, 2023.

The Corporation’s Board of Directors has adopted a Code of Ethics, available on the Corporation’s web site at www.cnbankpa.com for the Corporation’s employees, officers and directors. (The provisions of the Code of Ethics are also included in the Corporation’s employee handbook.)

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to disclosure under the captions “Compensation Discussion and Analysis” and “Executive Compensation Tables” of the Corporation’s proxy statement dated March 10, 2023 for the annual meeting of stockholders to be held on April 20, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the caption “Beneficial Ownership of Executive Officers and Directors” of the Corporation’s proxy statement dated March 10, 2023 for the annual meeting of stockholders to be held on April 20, 2023.

“Equity Compensation Plan Information” as required by Item 201(d) of Regulation S-K is incorporated by reference herein from Item 5 (Market for Registrant’s Common Equity and Related Stockholder Matters) of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning loans and deposit balances with Directors and Executive Officers is provided in Note 15 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Additional information, including information concerning director independence, is incorporated herein by reference to disclosure appearing under the captions “Director Independence” and “Related Person Transaction and Policies” of the Corporation’s proxy statement dated March 10, 2023 for the annual meeting of stockholders to be held on April 20, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning services provided by the Corporation’s independent auditor Baker Tilly US, LLP, the audit committee’s pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the caption “Fees of Independent Public Accountants” of the Corporation’s proxy statement dated March 10, 2023 for the annual meeting of stockholders to be held on April 20, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1). The following consolidated financial statements are set forth in Part II, Item 8:

(a)	(2) Financial statement schedules are not applicable or included in the financial statements or related notes.

2. Plan of acquisition, reorganization, arrangement, liquidation or succession:
2.1 Agreement and Plan of Merger dated December 18, 2019, between the Corporation and Covenant Financial, Inc.	Incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed December 18, 2019

3.1 Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 10-Q filed May 6, 2022

3.2 By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed February 18, 2022

4. Instruments defining the rights of securities holders, including Indentures

4.1 Indenture, dated May 19, 2021 between Citizens & Northern Corporation and UMB Bank, National Association, as trustee	Incorporated by reference to Exhibit 4.1 of the Corporation’s Form 8-K filed May 19, 2021

4.2 Form of Subordinated Note	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 of the Corporation’s Form 8-K filed May 19, 2021

4.3 Form of Senior Note	Incorporated by reference to Exhibit 4.3 of the Corporation’s Form 8-K filed May 19, 2021

4.4 Description of registrant’s securities	Incorporated by reference to Exhibit 4.(vi) of the Corporation’s Form 10-K filed February 20, 2020

9. Voting trust agreement	Not applicable

10. Material contracts:
10.1 Form of Time-Based Restricted Stock agreement dated January 31, 2023 between the Corporation and	Filed herewith

Executive Officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan

10.2 Form of Performance-Based Restricted Stock Agreement dated January 31, 2023 between the Corporation and Executive Officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

10.3 Form of Restricted Stock agreement dated January 31, 2023 between the Corporation and its independent directors pursuant to the Citizens & Northern Corporation Independent Directors Stock Incentive Plan

Filed herewith

10.4 2023 Annual Performance Incentive Award Plan	Filed herewith

10.5 2023 Annual Performance Incentive Award Plan - Mortgage Lenders	Filed herewith

10.6 First Amendment to Deferred Compensation Agreement dated June 17, 2021	Incorporated by reference to Exhibit 10.9 filed with Corporation’s Form 10-K on February 22, 2022

10.7 Deferred Compensation Agreement dated December 17, 2015	Incorporated by reference to Exhibit 10.8 filed with Corporation’s Form 10-K on February 15, 2018

10.8 Second Amendment to Employment Agreement dated August 24, 2018 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on August 24, 2018

10.9 First Amendment to Employment Agreement dated June 26, 2017 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on June 27, 2017

10.10 Employment agreement dated March 2, 2015 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on February 9, 2015

10.11 Employment agreement dated September 19, 2013 between the Corporation and Mark A. Hughes	Incorporated by reference to Exhibit 10.2 filed with Corporation’s Form 8-K on September 19, 2013

10.12 Employment agreement dated September 19, 2013 between the Corporation and Harold F. Hoose, III	Incorporated by reference to Exhibit 10.3 filed with Corporation’s Form 8-K on September 19, 2013

10.13 Employment agreement dated December 18, 2019 between the Corporation and Blair T. Rush	Incorporated by reference to Exhibit 10.15 filed with Corporation’s Form 10-K on March 5, 2021

10.14 Employment agreement dated April 6, 2021 between the Corporation and Alexander Balagour	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on August 6, 2021

10.15 Form of Indemnification Agreement dated September 20, 2018 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on November 1, 2018

10.16 Form of Indemnification Agreement dated January 9, 2018 between the Corporation and Tracy E. Watkins	Incorporated by reference to Exhibit 10.6 filed with Corporation’s Form 10-K on February 15, 2018

10.17 Form of Indemnification Agreement dated February 11, 2015 between the Corporation and Stan R. Dunsmore	Incorporated by reference to Exhibit 10.9 filed with Corporation’s Form 10-K on February 26, 2015

10.18 Form of Indemnification Agreement dated January 19, 2011 between the Corporation and John M. Reber	Incorporated by reference to Exhibit 10.8 filed with Corporation’s Form 10-K on March 1, 2011

10.19 Form of Indemnification Agreements dated May 2004 between the Corporation and the Directors and certain officers	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-K on March 14, 2005

10.20 Form of Indemnification Agreement dated February 16, 2021 between the Corporation and Blair T. Rush	Incorporated by reference to Exhibit 10.23 filed with Corporation’s Form 10-K on March 5, 2021

10.21 Change in Control Agreement dated January 9, 2018 between the Corporation and Tracy E. Watkins	Incorporated by reference to Exhibit 10.7 filed with Corporation’s Form 10-K on February 15, 2018

10.22 Change in Control Agreement dated March 17, 2015 between the Corporation and Stan R. Dunsmore	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on May 8, 2015

10.23 Change in Control Agreement dated January 20, 2005 between the Corporation and John M. Reber	Incorporated by reference to Exhibit 10.18 filed with Corporation’s Form 10-K on February 18, 2016

10.24 Change in Control Agreement dated December 31, 2003 between the Corporation and Thomas L. Rudy, Jr.	Incorporated by reference to Exhibit 10.2 filed with the Corporation’s Form 10-K on March 14, 2005

10.25 Executive Compensation Recoupment Policy dated September 19, 2013	Incorporated by reference to Exhibit 10.5 filed with Corporation’s Form 8-K on September 19, 2013

10.26 Fifth Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 filed with Form 8-K on December 21, 2018

10.27 Fourth Amendment to Citizens & Northern Corporation Stock Incentive Plan and Annual Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with Corporation’s Form 8-K on September 19, 2013

10.28 Third Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation’s proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.29 Second Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 filed with the Corporation’s Form 10-K on March 10, 2004

10.30 First Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with the Corporation’s Form 10-K on March 10, 2004

10.31 Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 filed with the Corporation’s Form 10-K on March 10, 2004

10.32 Second Amendment to Citizens & Northern Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 filed with Form 8-K on December 21, 2018

10.33 First Amendment to Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit B to the Corporation’s proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.34 Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation’s proxy statement dated March 19, 2001 for the annual meeting of stockholders held on April 17, 2001.

10.35 Citizens & Northern Corporation Supplemental Executive Retirement Plan (as amended and restated)	Incorporated by reference to Exhibit 10.21 filed with the Corporation’s Form 10-K on March 6, 2009

10.36 Form of Indemnification Agreements dated May 24, 2018 between the Corporation and Directors Bobbi J. Kilmer, Terry L. Lehman, Frank G. Pellegrino and Aaron K. Singer	Incorporated by reference to Exhibit 10.1 filed with the Corporation’s Form 10-Q filed August 6, 2018

10.37 Form of Indemnification Agreement dated July 16, 2020 between the Corporation and Stephen M. Dorwart	Incorporated by reference to Exhibit 10.4 filed with the Corporation's Form 10-Q on August 6, 2020

10.38 Form of Indemnification Agreement dated July 16, 2020 between the Corporation and Robert G. Loughery	Incorporated by reference to Exhibit 10.5 filed with the Corporation's Form 10-Q on August 6, 2020

10.39 Form of Indemnification Agreement dated April 27, 2021 between the Corporation and Helen S. Santiago	Incorporated by reference to Exhibit 10.2 filed with the Corporation’s Form 10-Q on August 6, 2021

10.40 Form of Indemnification Agreement dated July 12, 2021 between the Corporation and Kate Shattuck	Incorporated by reference to Exhibit 10.1 filed with the Corporation’s Form 10-Q on November 8, 2021

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 4 to the Consolidated Financial Statements, which is included in Part II, Item 8 of Form 10-K

12. Statements re: computation of ratios	Not applicable

13. Annual report to security holders, Form 10-Q or quarterly report to security holders	Not applicable

14. Code of ethics

The Code of Ethics is available through the Corporation’s website at www.cnbankpa.com. To access the Code of Ethics, click on “About,” “Investor Relations,” “Corporate Governance Policies,” and “Code of Ethics.”

16. Letter re: change in certifying accountant	Not applicable

18. Letter re: change in accounting principles	Not applicable

21. Subsidiaries of the registrant	Filed herewith

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consent of Independent Registered Public Accounting Firm	Filed herewith

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith

31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

33. Report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

34. Attestation report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

35. Service compliance statement	Not applicable

99. Additional exhibits:
99.1 Additional information mailed or made available online to shareholders with proxy statement and Form 10-K on March 16, 2023	Filed herewith

101.INS Inline XBRL Instance Document.	Filed herewith

101.SCH Inline XBRL Schema Document.	Filed herewith

101.CAL Inline XBRL Calculation Linkbase Document.	Filed herewith

101.DEF Inline XBRL Definition Linkbase Document.	Filed herewith

101.LAB Inline XBRL Label Linkbase Document.	Filed herewith

101.PRE Inline XBRL Presentation Linkbase Document.	Filed herewith

104. Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ J. Bradley Scovill
President and Chief Executive Officer

Date: March 16, 2023

By:	/s/ Mark A. Hughes
Treasurer and Principal Accounting Officer

Date: March 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS

/s/	Stephen M. Dorwart	/s/	Frank G. Pellegrino
	Stephen M. Dorwart		Frank G. Pellegrino
	Date: March 16, 2023		Date: March 16, 2023

/s/	Robert G. Loughery	/s/	Helen S. Santiago
	Robert G. Loughery		Helen S. Santiago
	Date: March 16, 2023		Date: March 16, 2023

/s/	Susan E. Hartley	/s/	Timothy E. Schoener
	Susan E. Hartley		Timothy E. Schoener
	Date: March 16, 2023		Date: March 16, 2023

/s/	Bobbi J. Kilmer	/s/	J. Bradley Scovill
	Bobbi J. Kilmer		J. Bradley Scovill
	Date: March 16, 2023		Date: March 16, 2023

/s/	Leo F. Lambert	/s/	Kate Shattuck
	Leo F. Lambert		Kate Shattuck
	Date: March 16, 2023		Date: March 16, 2023

/s/	Terry L. Lehman	/s/	Aaron K. Singer
	Terry L. Lehman		Aaron K. Singer
	Date: March 16, 2023		Date: March 16, 2023