Form 10-Q
period 2023-03-31
CITIZENS & NORTHERN CORP
filed 2023-05-05
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	15,361,113 Shares Outstanding on May 3, 2023

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data) (Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Cash and due from banks:
Noninterest-bearing	$23,283	$25,811
Interest-bearing	28,929	29,237
Total cash and due from banks	52,212	55,048
Available-for-sale debt securities, at fair value	472,814	498,033

Loans receivable	1,745,139	1,740,040
Allowance for credit losses on loans	(18,346)	(16,615)
Loans, net	1,726,793	1,723,425

Bank-owned life insurance	31,352	31,214
Accrued interest receivable	8,805	8,653
Bank premises and equipment, net	21,277	21,574
Foreclosed assets held for sale	459	275
Deferred tax asset, net	18,914	20,884
Goodwill	52,505	52,505
Core deposit intangibles, net	2,775	2,877
Other assets	41,966	39,819
TOTAL ASSETS	$2,429,872	$2,454,307

LIABILITIES
Deposits:
Noninterest-bearing	$544,556	$563,843
Interest-bearing	1,371,484	1,433,750
Total deposits	1,916,040	1,997,593
Short-term borrowings	93,396	80,062
Long-term borrowings - FHLB advances	98,701	62,347
Senior notes, net	14,781	14,765
Subordinated debt, net	24,634	24,607
Accrued interest and other liabilities	26,752	25,608
TOTAL LIABILITIES	2,174,304	2,204,982

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 30,000,000 shares;
issued 16,030,172 and outstanding 15,485,035 at March 31, 2023;
issued 16,030,172 and outstanding 15,518,819 at December 31, 2022	16,030	16,030
Paid-in capital	143,395	143,950
Retained earnings	151,990	151,743
Treasury stock, at cost; 545,137 shares at March 31, 2023 and 511,353
shares at December 31, 2022	(13,050)	(12,520)
Accumulated other comprehensive loss	(42,797)	(49,878)
TOTAL STOCKHOLDERS' EQUITY	255,568	249,325
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,429,872	$2,454,307

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income

(In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2023	2022
INTEREST INCOME
Interest and fees on loans:
Taxable	$22,431	$18,549
Tax-exempt	571	454
Income from available-for-sale debt securities:
Taxable	2,211	1,969
Tax-exempt	640	722
Other interest and dividend income	286	79
Total interest and dividend income	26,139	21,773
INTEREST EXPENSE
Interest on deposits	3,230	910
Interest on short-term borrowings	1,097	1
Interest on long-term borrowings - FHLB advances	681	49
Interest on senior notes, net	120	118
Interest on subordinated debt, net	230	363
Total interest expense	5,358	1,441
Net interest income	20,781	20,332
(Credit) provision for credit losses	(352)	891
Net interest income after (credit) provision for credit losses	21,133	19,441
NONINTEREST INCOME
Trust revenue	1,777	1,786
Brokerage and insurance revenue	430	522
Service charges on deposit accounts	1,290	1,235
Interchange revenue from debit card transactions	1,007	963
Net gains from sale of loans	74	382
Loan servicing fees, net	122	210
Increase in cash surrender value of life insurance	138	135
Other noninterest income	771	588
Realized gains on available-for-sale debt securities, net	7	2
Total noninterest income	5,616	5,823
NONINTEREST EXPENSE
Salaries and employee benefits	11,427	10,607
Net occupancy and equipment expense	1,402	1,411
Data processing and telecommunications expense	1,936	1,623
Automated teller machine and interchange expense	475	384
Pennsylvania shares tax	403	488
Professional fees	937	489
Other noninterest expense	2,507	1,884
Total noninterest expense	19,087	16,886
Income before income tax provision	7,662	8,378
Income tax provision	1,409	1,483
NET INCOME	$6,253	$6,895
EARNINGS PER COMMON SHARE - BASIC	$0.40	$0.44
EARNINGS PER COMMON SHARE - DILUTED	$0.40	$0.44

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Net income	$6,253	$6,895

Available-for-sale debt securities:
Unrealized holding gains (losses) on available-for-sale debt securities	8,993	(32,025)
Reclassification adjustment for gains realized in income	(7)	(2)
Other comprehensive income (loss) on available-for-sale debt securities	8,986	(32,027)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	(8)	133
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(14)	(11)
Other comprehensive (loss) income on pension and postretirement obligations	(22)	122

Other comprehensive income (loss) before income tax	8,964	(31,905)
Income tax related to other comprehensive (income) loss	(1,883)	6,701

Net other comprehensive income (loss)	7,081	(25,204)

Comprehensive income (loss)	$13,334	$(18,309)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,253	$6,895
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for credit losses	(352)	891
Realized gains on available-for-sale debt securities, net	(7)	(2)
Net amortization of securities	530	714
Increase in cash surrender value of life insurance	(138)	(135)
Depreciation and amortization of bank premises and equipment	570	507
Net accretion of purchase accounting adjustments	(84)	(340)
Stock-based compensation	377	368
Deferred income taxes	526	770
Decrease (increase) in fair value of servicing rights	83	(2)
Gains on sales of loans, net	(74)	(382)
Origination of loans held for sale	(2,493)	(14,752)
Proceeds from sales of loans held for sale	2,265	13,661
Increase in accrued interest receivable and other assets	(851)	(963)
Increase (decrease) in accrued interest payable and other liabilities	2,982	(1,663)
Other	(38)	81
Net Cash Provided by Operating Activities	9,549	5,648
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	1,250	0
Proceeds from sales of available-for-sale debt securities	16,658	0
Proceeds from calls and maturities of available-for-sale debt securities	17,024	18,746
Purchase of available-for-sale debt securities	(2,000)	(62,949)
Redemption of Federal Home Loan Bank of Pittsburgh stock	3,634	337
Purchase of Federal Home Loan Bank of Pittsburgh stock	(5,462)	(282)
Net (increase) decrease in loans	(4,392)	26,807
Purchase of premises and equipment	(276)	(993)
Proceeds from sale of foreclosed assets	0	139
Other	70	75
Net Cash Provided by (Used in) Investing Activities	26,506	(18,120)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(81,536)	35,952
Net increase in short-term borrowings	13,334	554
Proceeds from long-term borrowings - FHLB advances	43,403	0
Repayments of long-term borrowings - FHLB advances	(7,026)	(7,380)
Sale of treasury stock	0	141
Purchases of treasury stock	(1,865)	(3,380)
Common dividends paid	(3,951)	(4,017)
Net Cash (Used in) Provided by Financing Activities	(37,641)	21,870
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,586)	9,398
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,698	95,848
CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,112	$105,246
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(Decrease) increase in accrued purchase of available-for-sale debt securities	$(2,000)	$3,770
Assets acquired through foreclosure of real estate loans	$184	$0
Interest paid	$4,836	$1,116
Income taxes paid	$64	$46

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data) (Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Three Months Ended March 31, 2023	Shares	Shares	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Balance, December 31, 2022	16,030,172	511,353	$16,030	$143,950	$151,743	$(49,878)	$(12,520)	$249,325
Adoption of ASU 2016-13 (CECL)					(1,652)			(1,652)
Net income					6,253			6,253
Other comprehensive income, net						7,081		7,081
Cash dividends declared on common stock, $.28 per share					(4,354)			(4,354)
Shares issued for dividend reinvestment plan		(17,695)		(29)			432	403
Restricted stock granted		(53,788)		(1,314)			1,314	0
Forfeiture of restricted stock		19,222		411			(411)	0
Stock-based compensation expense				377				377
Purchase of restricted stock for tax withholding		8,615					(203)	(203)
Treasury stock purchases		77,430					(1,662)	(1,662)
Balance, March 31, 2023	16,030,172	545,137	$16,030	$143,395	$151,990	$(42,797)	$(13,050)	$255,568

Three Months Ended March 31, 2022
Balance, December 31, 2021	16,030,172	271,082	$16,030	$144,453	$142,612	$5,026	$(6,716)	$301,405
Net income					6,895			6,895
Other comprehensive loss, net						(25,204)		(25,204)
Cash dividends declared on common stock, $.28 per share					(4,434)			(4,434)
Shares issued for dividend reinvestment plan		(16,134)		12			405	417
Shares issued from treasury related to exercise of stock options		(7,024)		(34)			175	141
Restricted stock granted		(78,243)		(1,932)			1,932	0
Forfeiture of restricted stock		6,072		124			(124)	0
Stock-based compensation expense				368				368
Purchase of restricted stock for tax withholding		6,054					(153)	(153)
Treasury stock purchases		129,642					(3,227)	(3,227)
Balance, March 31, 2022	16,030,172	311,449	$16,030	$142,991	$145,073	$(20,178)	$(7,708)	$276,208

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

The consolidated financial information included herein, except the consolidated balance sheet dated December 31, 2022, is unaudited. Such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity for the interim periods; however, the information does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for a complete set of financial statements. Certain 2022 information has been reclassified for consistency with the 2023 presentation.

Operating results reported for the three-month period ended March 31, 2023 might not be indicative of the results for the year ending December 31, 2023. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issues Accounting Standards Updates (ASUs) to the FASB Accounting Standards Codification (ASC). This section provides a summary description of recent ASUs that have significant implications (elected or required) within the consolidated financial statements, or that management expects may have a significant impact on the consolidated financial statements issued in the near future.

Recent Accounting Pronouncements - Adopted

On January 1, 2023, the Corporation adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit deteriorated (“PCD”) loans will receive an initial allowance at the acquisition date that represents an adjustment to the amortized cost basis of the loan, with no impact to earnings.

In addition, CECL made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell. The Corporation adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available for sale debt securities was not necessary.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Effective January 1, 2023, the Corporation adopted ASC 326 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”). The following table illustrates the impact on the allowance for credit losses from the adoption of ASC 326:

	As Reported
	Under	Pre-ASC 326	Impact of
	ASC 326	Adoption	ASC 326
(In Thousands)	January 1, 2023	December 31, 2022	Adoption
Loans receivable	$1,740,846	$1,740,040	$806
Allowance for credit losses on loans	18,719	16,615	2,104
Allowance for credit losses on off-balance sheet exposures (included in accrued interest and other liabilities)	1,218	425	793
Deferred tax asset, net	21,323	20,884	439
Retained earnings	150,091	151,743	(1,652)

The Corporation adopted ASC 326 using the prospective transition approach for PCD assets that were previously classified as purchased credit impaired (“PCI”) under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2023, the amortized cost basis of PCD assets was adjusted to establish the allowance for credit losses. Essentially all of the PCD loans were reported as nonaccrual loans at January 1, 2023 and March 31, 2023.

ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This update reduces the complexity of accounting for Troubled Debt Restructurings (“TDRs”) by eliminating certain accounting guidance, enhancing disclosures and improving the consistency of vintage disclosures. The Corporation adopted ASU 2022-02 on January 1, 2023. Changes in disclosure requirements in accordance with ASU 2022-02 are reflected in Note 6. The adoption of ASU 2022-02 did not have a material impact on the consolidated financial statements.

Accounting Policies

The Corporation’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the audited consolidated financial statements and notes for the year ended December 31, 2022 and are contained in the Corporation’s Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2022, except for the following:

Allowance for Credit Losses – Available-for-Sale Debt Securities

For available-for-sale debt securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Corporation has the intent to sell the security or it is more likely than not that the Corporation will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

If either of the above criteria is not met, the Corporation evaluates whether the decline in fair value is the result of credit losses or other factors. The Corporation has elected the practical expedient of zero credit loss estimates for securities issued or guaranteed by U.S. Government entities or agencies. In making the credit loss assessment of securities not issued or guaranteed by U.S. Government entities or agencies, the Corporation may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit losses when management believes an available-for-sale debt security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2023, there was no allowance for credit losses related to the available-for-sale portfolio.

Accrued interest receivable on available-for-sale debt securities totaled $2,659,000 at March 31, 2023 and was excluded from the estimate of credit losses.

Allowance for Credit Losses on Loans

The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

Accrued interest receivable on loans totaled $6,109,000 at March 31, 2023 and was excluded from the estimate of credit losses.

The allowance for credit losses (“ACL”) includes two primary components: (i) an allowance established on loans which share similar risk characteristics collectively evaluated for credit losses (collective basis), and (ii) an allowance established on loans which do not share similar risk characteristics with any loan segment and which are individually evaluated for credit losses (individual basis).

Evaluation of Expected Losses on Individual Loans

Loans evaluated on an individual basis are identified based on a detailed assessment of certain larger loan relationships, and their related credit risk ratings, by a management committee referred to as the Watch List Committee. The allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. If the fair value of the collateral is less than the amortized cost basis of the loan, the Corporation will charge off the difference between the fair value of the collateral, less costs to sell at the reporting date and the amortized cost basis of the loan.

The scope of loans reviewed individually for credit loss each quarter includes all commercial loan relationships greater than $200,000 and any residential mortgage or consumer loans of $400,000 or more for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Additionally, all PCD loans are evaluated individually for credit loss.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Collective Evaluation of Expected Losses – Pool Basis

The Corporation measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Corporation has identified the following portfolio segments and calculates the allowance for credit losses for each using the weighted-average remaining maturity (“WARM”) method:

Commercial real estate - nonowner occupied, further broken down into the following classes:
Nonowner occupied
Multi-family (5 or more) residential
1-4 Family - commercial purpose
Commercial real estate - owner occupied
All other commercial loans, further broken down into the following classes:
Commercial and industrial
Commercial lines of credit
Political subdivisions
Commercial construction and land
Other commercial loans
Residential mortgage loans, further broken down into the following classes:
1-4 Family – residential
1-4 Family residential construction
Consumer loans, further broken down into the following classes:
Consumer lines of credit (including HELOCs)
All other consumer

In determining the pools for collective evaluation, management used a combination of loan purpose, collateral and payment type (for example, lines of credit vs. amortizing). The pools identified are similar to the loan classes used in the Corporation’s financial reporting for several years, with several exceptions including the following which are of the most significance:

●	Commercial real estate secured loans are broken out between non-owner occupied and owner-occupied
●	Loans secured by 1-4 family residential mortgages are broken out between consumer-purpose and commercial-purpose
●	Commercial lines of credit are broken out as an individual category

Each of these changes was made to better sort loans into pools with similar risk and cash flow characteristics.

Estimation Method - WARM (Weighted-Average Remaining Maturity Method)

In applying the WARM method, for each pool identified above, the Corporation determined the annual net charge-offs as a percentage of average total loan balances (net charge-off percentage). In the January 1, 2023 calculation, the Corporation used the annualized net charge-off percentage over the prior 5 calendar years. In the March 31, 2023 calculation, the Corporation used the net charge-off percentage for the 5.25-year period ended March 31, 2023. For each loan pool, the average annualized net charge-off percentage was multiplied by the estimated weighted-average remaining average life of the loans to calculate the loss rate.

The calculation of the estimated weighted-average remaining life of each loan pool was based on instrument-level data, with contractual principal payments adjusted for the estimated impact of prepayments. Commercial lines of credit and other revolving credit facilities were generally assumed to repay after 1 year. The estimated weighted-average remaining life of the entire portfolio was calculated to be 4.31 years at March 31, 2023 and 4.36 years at January 1, 2023. Management determined that use of the Corporation’s net charge-off experience over a 5.25-year period at March 31, 2023 and 5-year period at January 1, 2023 would provide a reasonable time period to include in the WARM expected loss rate calculations in relationship to the weighted-average life of the portfolio overall and to each of the pools.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Qualitative Factors

The allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are deemed likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments generally increase allowance levels and include adjustments for factors deemed relevant, including: the nature and volume of portfolio changes, including loan portfolio growth; concentrations of credit based on loan type (such as non-owner occupied commercial real estate) or industry; the volume and severity of past due, nonaccrual or adversely classified loans; trends in real estate or other collateral values; lending policies and procedures, including changes in underwriting and collections practices; credit review function; lending, credit and other relevant management experience and risk tolerance; external factors and economic conditions not already captured.

Economic Forecast

ASC Topic 326 requires management to consider forward-looking information that is both reasonable and supportable and relevant to the collectability of cash flows. Reasonable and supportable forecasts may extend over the entire contractual term of a financial asset or a period shorter than the contractual term. In that regard, management has selected a forecast period of 2 years, which is shorter than the estimated weighted-average remaining life of the loan portfolio.

The Corporation calculated an additional expected credit loss based on establishing a correlation between past loss experience and an economic statistic. This additional credit loss is added to the allowance calculation, conceptually for the first 2 years of the weighted-average remaining life of the portfolio after which time the credit loss for each pool is determined based on the WARM historical loss rate as adjusted for qualitative factors.

Allowance for Credit Losses on Off-Balance Sheet Exposures

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, commercial letters of credit and credit enhancement obligations related to residential mortgage loans sold with recourse. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Corporation records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Corporation’s statements of income. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for off-balance sheet exposures is included in accrued interest and other liabilities in the Corporation’s unaudited consolidated balance sheets and the related credit expense is recorded in the (credit) provision for credit losses in the unaudited consolidated statements of income.

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

(In Thousands, Except Share and Per Share Data)	Three Months Ended
	March 31,	March 31,
	2023	2022
Basic
Net income	$6,253	$6,895
Less: Dividends and undistributed earnings allocated to participating securities	(52)	(60)
Net income attributable to common shares	$6,201	$6,835
Basic weighted-average common shares outstanding	15,409,680	15,645,474
Basic earnings per common share (a)	$0.40	$0.44
Diluted
Net income attributable to common shares	$6,201	$6,835
Basic weighted-average common shares outstanding	15,409,680	15,645,474
Dilutive effect of potential common stock arising from stock options	937	3,701
Diluted weighted-average common shares outstanding	15,410,617	15,649,175
Diluted earnings per common share (a)	$0.40	$0.44
Weighted-average nonvested restricted shares outstanding	128,435	138,141
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the consolidated statements of income, less earnings allocated to non-vested restricted shares with nonforfeitable dividends (participating securities).

Anti-dilutive stock options are excluded from earnings per share calculations. There were no anti-dilutive instruments in the three-month periods ended March 31, 2023 and 2022.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

3. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended March 31, 2023
Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$8,993	$(1,888)	$7,105
Reclassification adjustment for (gains) realized in income	(7)	1	(6)
Other comprehensive income from available-for-sale debt securities	8,986	(1,887)	7,099
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	(8)	1	(7)
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(14)	3	(11)
Other comprehensive loss on unfunded retirement obligations	(22)	4	(18)
Total other comprehensive income	$8,964	$(1,883)	$7,081

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended March 31, 2022
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(32,025)	$6,726	$(25,299)
Reclassification adjustment for (gains) realized in income	(2)	0	(2)
Other comprehensive loss from available-for-sale debt securities	$(32,027)	$6,726	$(25,301)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	133	(27)	106
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(11)	2	(9)
Other comprehensive income on unfunded retirement obligations	122	(25)	97
Total other comprehensive loss	$(31,905)	$6,701	$(25,204)

The amounts shown in the table immediately above are included in the following line items in the consolidated statements of income:

Affected Line Item in the
Description	Consolidated Statements of Income
Reclassification adjustment for (gains) realized in income (before-tax)	Realized gains on available-for-sale debt securities, net
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost (before-tax)	Other noninterest expense
Income tax effect	Income tax provision

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Changes in the components of accumulated other comprehensive (loss) income are as follows and are presented net of tax:

(In Thousands)	Unrealized		Accumulated
	(Losses)	Unfunded	Other
	Gains	Retirement	Comprehensive
	on Securities	Obligations	(Loss) Income
Three Months Ended March 31, 2023
Balance, beginning of period	$(50,370)	$492	$(49,878)
Other comprehensive income during three months ended March 31, 2023	7,099	(18)	7,081
Balance, end of period	$(43,271)	$474	$(42,797)

Three Months Ended March 31, 2022
Balance, beginning of period	$4,809	$217	$5,026
Other comprehensive loss during three months ended March 31, 2022	(25,301)	97	(25,204)
Balance, end of period	$(20,492)	$314	$(20,178)

4. CASH AND DUE FROM BANKS

Cash and due from banks at March 31, 2023 and December 31, 2022 include the following:

(In Thousands)	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$46,112	$47,698
Certificates of deposit	6,100	7,350
Total cash and due from banks	$52,212	$55,048

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

5. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at March 31, 2023 and December 31, 2022 are summarized as follows:

(In Thousands)	March 31, 2023
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$33,924	$0	$(2,761)	$31,163
Obligations of U.S. Government agencies	25,479	0	(2,131)	23,348
Bank holding company debt securities	28,947	0	(4,224)	24,723
Obligations of states and political subdivisions:
Tax-exempt	128,285	330	(10,803)	117,812
Taxable	67,076	0	(9,504)	57,572
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	109,028	0	(11,221)	97,807
Residential collateralized mortgage obligations	42,296	0	(4,179)	38,117
Commercial mortgage-backed securities	84,449	10	(10,264)	74,195
Private label commercial mortgage-backed securities	8,105	10	(38)	8,077
Total available-for-sale debt securities	$527,589	$350	$(55,125)	$472,814

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	December 31, 2022
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$35,166	$0	$(3,330)	$31,836
Obligations of U.S. Government agencies	25,938	0	(2,508)	23,430
Bank holding company debt securities	28,945	0	(3,559)	25,386
Obligations of states and political subdivisions:
Tax-exempt	146,149	319	(13,845)	132,623
Taxable	68,488	0	(11,676)	56,812
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	112,782	0	(12,841)	99,941
Residential collateralized mortgage obligations	44,868	0	(4,572)	40,296
Commercial mortgage-backed securities	91,388	0	(11,702)	79,686
Private label commercial mortgage-backed securities	8,070	2	(49)	8,023
Total available-for-sale debt securities	$561,794	$321	$(64,082)	$498,033

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022:

March 31, 2023	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$0	$0	$31,163	$(2,761)	$31,163	$(2,761)
Obligations of U.S. Government agencies	8,867	(361)	14,481	(1,770)	23,348	(2,131)
Bank holding company debt securities	5,894	(1,106)	18,829	(3,118)	24,723	(4,224)
Obligations of states and political subdivisions:
Tax-exempt	12,891	(177)	97,284	(10,626)	110,175	(10,803)
Taxable	10,170	(380)	46,902	(9,124)	57,072	(9,504)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	15,066	(419)	82,741	(10,802)	97,807	(11,221)
Residential collateralized mortgage obligations	7,821	(257)	30,296	(3,922)	38,117	(4,179)
Commercial mortgage-backed securities	14,886	(702)	56,963	(9,562)	71,849	(10,264)
Private label commercial mortgage-backed securities	4,790	(38)	0	0	4,790	(38)
Total temporarily impaired available-for-sale debt securities	$80,385	$(3,440)	$378,659	$(51,685)	$459,044	$(55,125)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2022	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$20,192	$(1,939)	$11,644	$(1,391)	$31,836	$(3,330)
Obligations of U.S. Government agencies	8,509	(430)	12,921	(2,078)	21,430	(2,508)
Bank holding company debt securities	14,248	(1,697)	11,138	(1,862)	25,386	(3,559)
Obligations of states and political subdivisions:
Tax-exempt	106,204	(11,023)	15,153	(2,822)	121,357	(13,845)
Taxable	28,901	(4,739)	27,761	(6,937)	56,662	(11,676)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	45,410	(4,226)	54,531	(8,615)	99,941	(12,841)
Residential collateralized mortgage obligations	28,670	(2,042)	11,626	(2,530)	40,296	(4,572)
Commercial mortgage-backed securities	40,408	(2,585)	39,278	(9,117)	79,686	(11,702)
Private label commercial mortgage-backed securities	4,762	(49)	0	0	4,762	(49)
Total temporarily impaired available-for-sale debt securities	$297,304	$(28,730)	$184,052	$(35,352)	$481,356	$(64,082)

Gross realized gains and losses from available-for-sale debt securities were as follows:

(In Thousands)	Three Months Ended
	March 31,	March 31,
	2023	2022
Gross realized gains from sales	$80	$2
Gross realized losses from sales	(73)	0
Net realized gains	$7	$2

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of March 31, 2023. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	March 31, 2023
	Amortized	Fair
	Cost	Value
Due in one year or less	$11,807	$11,688
Due from one year through five years	69,781	65,627
Due from five years through ten years	80,332	71,674
Due after ten years	121,791	105,629
Sub-total	283,711	254,618
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	109,028	97,807
Residential collateralized mortgage obligations	42,296	38,117
Commercial mortgage-backed securities	84,449	74,195
Private label commercial mortgage-backed securities	8,105	8,077
Total	$527,589	$472,814

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Investment securities carried at $245,374,000 at March 31, 2023 and $277,302,000 at December 31, 2022 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements and Note 11 for information related to securities pledged against interest rate swap obligations.

A summary of information management considered in evaluating debt and equity securities for credit losses at March 31, 2023 and December 31, 2022 is provided below.

Debt Securities

As reflected in the table above, gross unrealized holding losses on available-for-sale debt securities totaled $55,125,000 at March 31, 2023 and $64,082,000 at December 31, 2022. At March 31, 2023, the Corporation does not have the intent to sell, nor is it more likely than not it will be required to sell, these securities before it is able to recover the amortized cost basis. The unrealized holding losses were consistent with significant increases in market interest rates that occurred in 2022.

At March 31, 2023 and December 31, 2022, management performed an assessment for possible credit losses of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. At March 31, 2023 and December 31, 2022, all of the Corporation’s holdings of bank holding company debt securities, obligations of states and political subdivisions and private label commercial mortgage-backed securities were investment grade and there have been no payment defaults.

Based on the results of the assessment, there was no ACL required on available-for-sale debt securities in an unrealized loss position at March 31, 2023 and December 31, 2022.

Equity Securities

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in other assets in the consolidated balance sheets, was $15,996,000 at March 31, 2023 and $14,168,000 at December 31, 2022. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at March 31, 2023 and December 31, 2022. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

The Corporation has a marketable equity security included in other assets in the consolidated balance sheets with a carrying value of $873,000 at March 31, 2023 and $859,000 at December 31, 2022, consisting exclusively of one mutual fund. There was an unrealized loss on the mutual fund of $127,000 at March 31, 2023 and $141,000 at December 31, 2022. Changes in the unrealized gains or losses on this security are included in other noninterest income in the consolidated statements of income.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

6. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loans receivable portfolio is segmented into commercial, residential mortgage and consumer loans. Loans outstanding at March 31, 2023 and December 31, 2022 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type

(In Thousands)

	March 31,	December 31,
	2023	2022(1)
Commercial real estate - nonowner occupied	$682,698	$675,597
Commercial real estate - owner occupied	221,766	205,910
All other commercial loans	384,802	410,077
Residential mortgage loans	401,720	393,582
Consumer loans	54,153	54,874
Total	1,745,139	1,740,040
Less: allowance for credit losses on loans	(18,346)	(16,615)
Loans, net	$1,726,793	$1,723,425

(1) Total loans at December 31, 2022 include purchased credit impaired loans of $1,027,000.

In the table above, outstanding loan balances are presented net of deferred loan origination fees, net, of $4,506,000 at March 31, 2023 and $4,725,000 at December 31, 2022.

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

Acquired loans were initially recorded at fair value, with adjustments made to gross amortized cost based on movements in interest rates (market rate adjustment) and based on credit fair value adjustments on non-impaired loans and impaired loans. Subsequently, the Corporation has recognized amortization and accretion of a portion of the market rate adjustments and credit adjustments on non-impaired (performing) loans, and a partial recovery of PCI loans. For the three-month periods ended March 31, 2023 and 2022, adjustments to the initial market rate and credit fair value adjustments of performing loans were recognized as follows:

(In Thousands)	Three Months Ended
	March 31,	March 31,
	2023	2022
Market Rate Adjustment
Adjustments to gross amortized cost of loans at beginning of period	$(916)	$(637)
Amortization recognized in interest income	(52)	(248)
Adjustments to gross amortized cost of loans at end of period	$(968)	$(885)
Credit Adjustment on Non-impaired Loans
Adjustments to gross amortized cost of loans at beginning of period	$(1,840)	$(3,335)
Accretion recognized in interest income	198	553
Adjustments to gross amortized cost of loans at end of period	$(1,642)	$(2,782)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents an analysis of past due loans as of March 31, 2023:

(In Thousands)	As of March 31, 2023
	Past Due	Past Due
	30-89	90+	Nonaccrual	Current	Total
	Days	Days	Loans	Loans	Loans
Commercial real estate - nonowner occupied	$233	$365	$6,017	$676,083	$682,698
Commercial real estate - owner occupied	484	141	1,612	219,529	221,766
All other commercial loans	827	147	1,680	382,148	384,802
Residential mortgage loans	3,666	398	3,251	394,405	401,720
Consumer loans	283	165	316	53,389	54,153
Total	$5,493	$1,216	$12,876	$1,725,554	$1,745,139

The following table presents an analysis of past due loans as of December 31, 2022:

(In Thousands)	As of December 31, 2022
	Past Due	Past Due
	30-89	90+	Nonaccrual	Current	Total
	Days	Days	Loans	Loans	Loans
Commercial real estate - nonowner occupied	$644	$947	$6,350	$667,656	$675,597
Commercial real estate - owner occupied	723	141	19	204,099	204,982
All other commercial loans	537	151	11,528	397,762	409,978
Residential mortgage loans	4,540	866	3,974	384,202	393,582
Consumer loans	635	132	187	53,920	54,874
Purchased credit impaired	0	0	1,027	0	1,027
Total	$7,079	$2,237	$23,085	$1,707,639	$1,740,040

In determining the larger loan relationships for detailed assessment under the specific allowance component, the Corporation uses an internal risk rating system. Under the risk rating system, the Corporation classifies problem or potential problem loans as “Special Mention,” “Substandard,” or “Doubtful” on the basis of currently existing facts, conditions and values. Substandard loans include those characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that do not currently expose the Corporation to sufficient risk to warrant classification as Substandard or Doubtful, but possess weaknesses that deserve management’s close attention, are deemed to be Special Mention. Risk ratings are updated any time that conditions or the situation warrants. Loans not classified are included in the “Pass” rows in the table that follows.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents the recorded investment in loans by credit quality indicators by year of origination as of March 31, 2023:

(In Thousands)	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial real estate - nonowner occupied
Pass	$22,553	$181,862	$94,978	$51,333	$83,703	$225,718	$0	$660,147
Special Mention	0	0	1,531	0	123	10,282	0	11,936
Substandard	0	0	0	20	625	9,970	0	10,615
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - nonowner occupied	$22,553	$181,862	$96,509	$51,353	$84,451	$245,970	$0	$682,698

Current period gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - owner occupied
Pass	$17,090	$33,112	$52,442	$13,905	$18,071	$80,580	$0	$215,200
Special Mention	0	0	2,717	0	0	1,659	0	4,376
Substandard	0	0	0	0	0	2,190	0	2,190
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - owner occupied	$17,090	$33,112	$55,159	$13,905	$18,071	$84,429	$0	$221,766

Current period gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0

All other commercial loans
Pass	$11,961	$88,513	$64,892	$40,119	$20,443	$33,290	$108,892	$368,110
Special Mention	0	45	12	146	0	513	1,720	2,436
Substandard	805	1,962	60	189	1,658	1,205	8,377	14,256
Doubtful	0	0	0	0	0	0	0	0
Total all other commercial loans	$12,766	$90,520	$64,964	$40,454	$22,101	$35,008	$118,989	$384,802

Current period gross charge-offs	$0	$0	$0	$0	$0	$0	$5	$5

Residential mortgage loans
Pass	$11,807	$98,765	$59,192	$42,155	$34,008	$150,715	$0	$396,642
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	34	97	372	4,575	0	5,078
Doubtful	0	0	0	0	0	0	0	0
Total residential mortgage loans	$11,807	$98,765	$59,226	$42,252	$34,380	$155,290	$0	$401,720

Current period gross charge-offs	$0	$0	$0	$0	$0	$19	$0	$19

Consumer loans
Pass	$2,639	$6,387	$3,107	$1,725	$432	$1,243	$37,876	$53,409
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	2	27	14	103	598	744
Doubtful	0	0	0	0	0	0	0	0
Total consumer loans	$2,639	$6,387	$3,109	$1,752	$446	$1,346	$38,474	$54,153

Current period gross charge-offs	$0	$21	$0	$0	$0	$3	$19	$43

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents the recorded investment in loans by credit quality indicators as of December 31, 2022:

		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate - nonowner occupied	$654,430	$9,486	$11,681	$0	$675,597
Commercial real estate - owner occupied	202,702	1,909	371	0	204,982
All other commercial loans	383,846	2,516	23,616	0	409,978
Residential mortgage loans	387,944	0	5,638	0	393,582
Consumer loans	54,353	0	521	0	54,874
Purchased credit impaired	0	0	1,027	0	1,027
Total	$1,683,275	$13,911	$42,854	$0	$1,740,040

The following table is a summary of the Corporation’s nonaccrual loans by major categories for the periods indicated.

	March 31, 2023			December 31, 2022
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
(In Thousands)	No Allowance	with an Allowance	Loans	Nonaccrual Loans
Commercial real estate - nonowner occupied	$1,236	$4,781	$6,017	$6,350
Commercial real estate - owner occupied	800	812	1,612	19
All other commercial loans	1,471	209	1,680	11,528
Residential mortgage loans	3,251	0	3,251	3,974
Consumer loans	316	0	316	187
Purchased credit impaired	0	0	0	1,027
Total	$7,074	$5,802	$12,876	$23,085

The Corporation recognized $231,000 of interest income on nonaccrual loans during the three months ended March 31, 2023.

The following table represents the accrued interest receivable written off by reversing interest income during the three months ended March 31, 2023:

For the Three Months
(In Thousands)	Ended March 31, 2023
Commercial real estate - nonowner occupied	$26
Residential mortgage loans	3
Consumer loans	2
Total	$31

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:

●	Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
●	All other commercial loans are typically secured by business assets including inventory, equipment and receivables.
●	Residential mortgage loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses on loans allocated to these loans:

	March 31, 2023
	Amortized
(In Thousands)	Cost	Allowance
Commercial real estate - nonowner occupied	$6,017	$609
Commercial real estate - owner occupied	1,612	183
All other commercial loans	1,680	103
Total	$9,309	$895

The following table summarizes the activity related to the allowance for credit losses for the three months ended March 31, 2023 under the CECL methodology.

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Unallocated	Total
Balance, December 31, 2022	$6,305	$1,942	$4,142	$2,751	$475	$1,000	$16,615
Adoption of ASU 2016-13 (CECL)	3,763	7	(88)	(344)	(234)	(1,000)	2,104
Charge-offs	0	0	(5)	(19)	(43)	0	(67)
Recoveries	0	0	0	1	5	0	6
(Credit) provision for credit losses on loans	(414)	(7)	(469)	475	103	0	(312)
Balance, March 31, 2023	$9,654	$1,942	$3,580	$2,864	$306	$0	$18,346

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Prior to the adoption of ASC 326 on January 1, 2023, the Corporation calculated the allowance for loan losses under the incurred loss methodology. The following tables are disclosed related to the allowance for loan losses in prior periods.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of December 31, 2022.

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

Prior to the adoption of ASU 2016-13, loans were classified as impaired when, based on current information and events, it was probable that the Corporation would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment included payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of shortfall in relation to the principal and interest owed. Impairment was measured on a loan-by-loan basis for commercial loans by the fair value of the collateral (if the loan is collateral dependent), by future cash flows discounted at the loan’s effective rate or by the loan’s observable market price.

The scope of loans reviewed individually each quarter to determine if they were impaired included all commercial loan relationships greater than $200,000 and any residential mortgage or consumer loans of $400,000 or more for which there was at least one extension of credit graded Special Mention, Substandard or Doubtful. All loans classified as troubled debt restructurings and all commercial loan relationships less than $200,000 or other loan relationships less than $400,000 in the aggregate, but with an estimated loss of $100,000 or more, were individually evaluated for impairment.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Summary information related to impaired loans at December 31, 2022 is provided in the table immediately below.

(In Thousands)	December 31, 2022
	Unpaid
	Principal	Recorded	Related
	Balance	Investment	Allowance
With no related allowance recorded:
Commercial loans secured by real estate	$8,563	$3,754	$0
Commercial and industrial	12,926	11,163	0
Residential mortgage loans - first liens	506	506	0
Residential mortgage loans - junior liens	68	30	0
Home equity lines of credit	68	68	0
Loans secured by farmland	76	76	0
Agricultural loans	57	57	0
Construction and other land loans	244	244	0
Total with no related allowance recorded	22,508	15,898	0

With a related allowance recorded:
Commercial loans secured by real estate	3,400	3,400	427
Commercial and industrial	60	60	26
Total with a related allowance recorded	3,460	3,460	453
Total	$25,968	$19,358	$453

The average balance of impaired loans and interest income recognized on these impaired loans is as follows:

(In Thousands)	Average Investment in	Interest Income Recognized on
	Impaired Loans	Impaired Loans on a Cash Basis
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2022
Commercial:
Commercial loans secured by real estate	$10,735	$129
Commercial and industrial	1,626	4
Commercial construction and land	48	1
Loans secured by farmland	82	0
Multi-family (5 or more) residential	789	0
Agricultural loans	63	2
Total commercial	13,343	136
Residential mortgage:
Residential mortgage loans - first lien	565	7
Residential mortgage loans - junior lien	37	1
Home equity lines of credit	0	1
Total residential mortgage	602	9
Total	$13,945	$145

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

Because the effect of most modifications made to borrowers experiencing financial difficulty, such as extensions of terms, insignificant payment delays and interest rate reductions, is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Occasionally, the Corporation modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

There were no loans modified to borrowers experiencing financial difficulty in the first quarter 2023.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in foreclosed assets held for sale in the unaudited consolidated balance sheets) is as follows:

(In Thousands)	March 31,	December 31,
	2023	2022
Foreclosed residential real estate	$184	$0

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	March 31,	December 31,
	2023	2022
Residential real estate in process of foreclosure	$1,154	$1,229

The Corporation maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, commercial letters of credit and credit enhancement obligations related to residential mortgage loans sold with recourse, when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. The allowance for credit losses for off-balance sheet exposures of $1,178,000 at March 31, 2023 and $425,000 at December 31, 2022, is included in accrued interest and other liabilities on the unaudited, consolidated balance sheets.

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet exposures for the three months ended March 31, 2023.

Total Allowance for
Credit Losses -
(In Thousands)	Off-Balance Sheet Exposures
Balance, December 31, 2022	$425
Adjustment to allowance for off-balance sheet exposures for adoption of ASU 2016-13	793
Credit for unfunded commitments	(40)
Balance, March 31, 2023	$1,178

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. At March 31, 2023 and December 31, 2022, the net carrying value of goodwill was $52,505,000.

Information related to core deposit intangibles is as follows:

(In Thousands)	March 31,	December 31,
	2023	2022
Gross amount	$6,639	$6,639
Accumulated amortization	(3,864)	(3,762)
Net	$2,775	$2,877

Amortization expense related to core deposit intangibles is included in other noninterest expense in the consolidated statements of income, as follows:

(In Thousands)	Three Months Ended
	March 31,	March 31,
	2023	2022
Amortization expense	$102	$110

8. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	March 31,	December 31,
	2023	2022
FHLB-Pittsburgh borrowings	$91,000	$77,000
Customer repurchase agreements	2,396	3,062
Total short-term borrowings	$93,396	$80,062

The Corporation had available credit with other correspondent banks totaling $95,000,000 at March 31, 2023 and December 31, 2022. These lines of credit are primarily unsecured. No amounts were outstanding at March 31, 2023 or December 31, 2022.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At March 31, 2023, the Corporation had available credit in the amount of $22,340,000 on this line with no outstanding advances. At December 31, 2022, the Corporation had available credit in the amount of $23,107,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with a carrying value of $23,314,000 at March 31, 2023 and $24,113,000 at December 31, 2022.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at March 31, 2023 and December 31, 2022. The carrying value of the underlying securities was $2,410,000 at March 31, 2023 and $3,080,000 at December 31, 2022.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $1,244,696,000 at March 31, 2023 and $1,209,179,000 at December 31, 2022. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in other assets in the consolidated balance sheets) were $15,996,000 at March 31, 2023 and $14,168,000 at December 31, 2022. The Corporation’s total credit facility with FHLB-Pittsburgh was $856,934,000 at March 31, 2023, including an unused (available)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

amount of $655,577,000. At December 31, 2022, the Corporation’s total credit facility with FHLB-Pittsburgh was $839,378,000, including an unused (available) amount of $689,279,000.

At March 31, 2023, the overnight borrowing from FHLB-Pittsburgh was $91,000,000 at an interest rate of 5.15% with no other short-term advances. At December 31, 2022, the overnight borrowing from FHLB-Pittsburgh was $77,000,000 at an interest rate of 4.45% with no other short-term advances.

LONG-TERM BORROWINGS – FHLB ADVANCES

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	March 31,	December 31,
	2023	2022
Loan maturing in 2023 with a rate of 3.25%	$2,290	$9,303
Loans maturing in 2024 with a weighted-average rate of 2.89%	29,803	29,813
Loans maturing in 2025 with a weighted-average rate of 4.04%	28,205	23,231
Loans maturing in 2026 with a weighted-average rate of 4.67%	12,372	0
Loans maturing in 2027 with a weighted-average rate of 4.00%	24,031	0
Loan maturing in 2028 with a rate of 3.72%	2,000	0
Total long-term FHLB-Pittsburgh borrowings	$98,701	$62,347

Note: Weighted-average rates are presented as of March 31, 2023.

SENIOR NOTES

In 2021, the Corporation issued and sold $15.0 million in aggregate principal amount of 2.75% Fixed Rate Senior Unsecured Notes due 2026 (the "Senior Notes"). The Senior Notes mature on June 1, 2026 and bear interest at a fixed annual rate of 2.75%. The Corporation is not entitled to redeem the Senior Notes, in whole or in part, at any time prior to maturity and the Senior Notes are not subject to redemption by the holders. The Senior Notes are unsecured and unsubordinated obligations of the Corporation only and are not obligations of, and are not guaranteed by, any subsidiary of the Corporation.

The Senior Notes were recorded, net of debt issuance costs of $337,000, at an initial carrying amount of $14,663,000. Debt issuance costs are amortized over the term of the Senior Notes as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Senior Notes totaling $16,000 in the first quarter 2023 and $16,000 in the first quarter 2022, was included in interest expense in the unaudited consolidated statements of income.

At March 31, 2023 and December 31, 2022, outstanding Senior Notes are as follows:

(In Thousands)	March 31,	December 31,
	2023	2022
Senior Notes with an aggregate par value of $15,000,000; bearing interest at 2.75% with an effective interest rate of 3.23%; maturing in June 2026	$14,781	$14,765
Total carrying value	$14,781	$14,765

SUBORDINATED DEBT

In 2021, the Corporation issued and sold $25.0 million in aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 (the "Subordinated Notes"). The Subordinated Notes mature on June 1, 2031 and bear interest at a fixed annual rate of 3.25%, to June 1, 2026. From June 1, 2026 to maturity or early redemption, the interest rate will reset quarterly to an interest rate per annum equal to the three-month Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York plus 259 basis points. The Corporation is entitled to redeem the Subordinated Notes, in whole or in part, at any time on or after June 1, 2026, and to redeem the Subordinated Notes at any time in whole upon certain other events. Any redemption of the Subordinated Notes will be subject to prior regulatory approval to the extent required.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

The Subordinated Notes were recorded, net of debt issuance costs of $563,000, at an initial carrying amount of $24,437,000. Debt issuance costs are amortized through June 1, 2026 as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Subordinated Notes totaling $27,000 in the first quarter 2023 and $26,000 in the first quarter 2022, was included in interest expense in the unaudited consolidated statements of income.

At March 31, 2023 and December 31, 2022, the carrying amounts of subordinated debt agreements are as follows:

(In Thousands)	March 31,	December 31,
	2023	2022
Agreements with a par value of $25,000,000; bearing interest at 3.25% with an effective interest rate of 3.74%; maturing in June 2031 and redeemable at par in June 2026	$24,634	$24,607
Total carrying value	$24,634	$24,607

9. STOCK-BASED COMPENSATION PLANS

The Corporation had a Stock Incentive Plan for a selected group of officers and an Independent Directors Stock Incentive Plan. The 2023 restricted stock awards under the Stock Incentive Plan vest ratably over three years, and the 2023 restricted stock issued under the Independent Directors Stock Incentive Plan vests over one year. Following is a summary of restricted stock awards granted in the three-month period ended March 31, 2023:

(Dollars in Thousands)		Aggregate
		Grant
		Date
	Number of	Fair
	Shares	Value
1st quarter 2023 awards:
Time-based awards to independent directors	11,000	$257
Time-based awards to employees	31,684	740
Performance-based awards to employees	11,104	259
Total	53,788	$1,256

Effective April 20, 2023, the Corporation’s shareholders approved a new plan, the Citizens & Northern Corporation 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”). New awards to employees and independent directors will be governed under the 2023 Equity Incentive Plan, while outstanding awards under the prior plans (including the awards made in the first quarter 2023) will be governed under the prior plans.

Compensation cost related to restricted stock is recognized based on the fair value of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. Total annual stock-based compensation for the year ending December 31, 2023 is estimated to total $1,526,000. Total stock-based compensation expense attributable to restricted stock awards amounted to $377,000 in the first quarter 2023 and $368,000 in the first quarter 2022.

10. CONTINGENCIES

In the normal course of business, the Corporation is subject to pending and threatened litigation in which claims for monetary damages are asserted. In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of these legal proceedings.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

The aggregate notional amount of interest rate swaps was $154,878,000 at March 31, 2023 and $155,214,000 at December 31, 2022. There were no interest rate swaps originated in the three-month periods ended March 31, 2023 and 2022. There were no gross amounts of interest rate swap-related assets and liabilities not offset in the consolidated balance sheets at March 31, 2023. The net impact on the consolidated statements of income from interest rate swaps was an increase in interest income on loans of $345,000 in the first quarter 2023 as compared to a reduction in interest income on loans of $317,000 in first quarter 2022.

The Corporation has entered into an RPA with another institution as a means to assume a portion of the credit risk associated with a loan structure which includes a derivative instrument, in exchange for fee income commensurate with the risk assumed.  This type of derivative is referred to as an “RPA In.” In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Corporation has provided a loan structured with a derivative, the Corporation purchased an RPA from an institution participating in the facility in exchange for a fee commensurate with the risk shared. This type of derivative is referred to as an “RPA Out.”  The net impact on the consolidated statements of income from RPAs was an increase in other noninterest income of $16,000 in the first quarter 2023 with no comparable amount in the first quarter 2022.

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the consolidated balance sheets at March 31, 2023 and December 31, 2022:

(In Thousands)	At March 31, 2023				At December 31, 2022
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
	Amount	Value (1)	Amount	Value (2)	Amount	Value (1)	Amount	Value (2)
Interest rate swap agreements	$77,439	$3,145	$77,439	$3,145	$77,607	$3,638	$77,607	$3,638
RPA Out	7,200	21	0	0	7,200	0	0	0
RPA In	0	0	10,000	24	0	0	10,000	19

(1)	Included in other assets in the consolidated balance sheets.
(2)	Included in accrued interest and other liabilities in the consolidated balance sheets.

The Corporation’s agreement with its derivative counterparties provide that if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. Further, if the Corporation were to fail to maintain its status as a well or adequately capitalized institution, then the counterparties could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements. Available-for-sale securities with a carrying value of $2,302,000 were pledged as collateral against the Corporation’s obligations related to the interest rate swaps at March 31, 2023.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2023 and December 31, 2022, assets and liabilities measured at fair value and the valuation methods used are as follows:

	March 31, 2023
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$31,163	$0	$0	$31,163
Obligations of U.S. Government agencies	0	23,348	0	23,348
Bank holding company debt securities	0	24,723	0	24,723
Obligations of states and political subdivisions:
Tax-exempt	0	117,812	0	117,812
Taxable	0	57,572	0	57,572
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	97,807	0	97,807
Residential collateralized mortgage obligations	0	38,117	0	38,117
Commercial mortgage-backed securities	0	74,195	0	74,195
Private label commercial mortgage-backed securities	0	8,077	0	8,077
Total available-for-sale debt securities	31,163	441,651	0	472,814
Marketable equity security	873	0	0	873
Servicing rights	0	0	2,585	2,585
Interest rate swap agreements, assets	0	3,145	0	3,145
Total recurring fair value measurements, assets	$32,036	$444,796	$2,585	$479,417

Recurring fair value measurements, liabilities,
Interest rate swap agreements, liabilities	$0	$3,145	$0	$3,145

Nonrecurring fair value measurements, assets:
Loans individually evaluated for credit loss, net	$0	$0	$4,907	$4,907
Foreclosed assets held for sale	0	0	459	459
Total nonrecurring fair value measurements, assets	$0	$0	$5,366	$5,366

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	December 31, 2022
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$31,836	$0	$0	$31,836
Obligations of U.S. Government agencies	0	23,430	0	23,430
Bank holding company debt securities	0	25,386	0	25,386
Obligations of states and political subdivisions:
Tax-exempt	0	132,623	0	132,623
Taxable	0	56,812	0	56,812
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	99,941	0	99,941
Residential collateralized mortgage obligations	0	40,296	0	40,296
Commercial mortgage-backed securities	0	79,686	0	79,686
Private label commercial mortgage-backed securities	0	8,023	0	8,023
Total available-for-sale debt securities	31,836	466,197	0	498,033
Marketable equity security	859	0	0	859
Servicing rights	0	0	2,653	2,653
Interest rate swap agreements, assets	0	3,638	0	3,638
Total recurring fair value measurements, assets	$32,695	$469,835	$2,653	$505,183

Recurring fair value measurements, liabilities,
Interest rate swap agreements, liabilities	$0	$3,638	$0	$3,638

Nonrecurring fair value measurements, assets:
Impaired loans, net	$0	$0	$3,007	$3,007
Foreclosed assets held for sale	0	0	275	275
Total nonrecurring fair value measurements, assets	$0	$0	$3,282	$3,282

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2023 and December 31, 2022, quantitative information regarding valuation techniques and the significant unobservable inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	3/31/2023	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		3/31/2023
Servicing rights	$2,585	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	138.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/2022	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2022
Servicing rights	$2,653	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	133.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

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

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended
	March 31, 2023	March 31, 2022
Servicing rights balance, beginning of period	$2,653	$2,329
Originations of servicing rights	15	98
Unrealized (loss) gain included in earnings	(83)	2
Servicing rights balance, end of period	$2,585	$2,429

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

At March 31, 2023 and December 31, 2022, quantitative information regarding valuation techniques and the significant unobservable inputs used for nonrecurring fair value measurements using Level 3 methodologies are as follows:

(Dollars In Thousands)						Weighted
		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	3/31/2023	3/31/2023	3/31/2023	Technique	Inputs	3/31/2023

Loans individually evaluated for credit loss:
Commercial real estate - nonowner occupied	$4,781	$609	$4,172	Sales comparison	Discount to appraised value	27%
Commercial real estate - owner occupied	812	183	629	Sales comparison & SBA guaranty	Discount to appraised value	56%
All other commercial loans	209	103	106	Liquidation & SBA guaranty	Discount to appraised value	20%
Total loans individually evaluated for credit loss	$5,802	$895	$4,907
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$184	$0	$184	Sales comparison	Discount to appraised value	36%
Commercial real estate	275	0	275	Sales comparison	Discount to appraised value	50%
Total foreclosed assets held for sale	$459	$0	$459

(Dollars In Thousands)						Weighted
		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2022	12/31/2022	12/31/2022	Technique	Inputs	12/31/2022

Impaired loans:
Commercial:
Commercial loans secured by real estate	$3,400	$427	$2,973	Sales comparison	Discount to appraised value	25%
Commercial and industrial	60	26	34	Liquidation of assets	Discount to appraised value	33%
Total impaired loans	$3,460	$453	$3,007
Foreclosed assets held for sale - real estate:
Commercial real estate	$275	$0	$275	Sales comparison	Discount to appraised value	50%
Total foreclosed assets held for sale	$275	$0	$275

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	March 31, 2023		December 31, 2022
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$46,112	$46,112	$47,698	$47,698
Certificates of deposit	Level 2	6,100	5,729	7,350	6,956
Restricted equity securities (included in other assets)	Level 2	16,246	16,246	14,418	14,418
Loans, net	Level 3	1,726,793	1,691,155	1,723,425	1,674,002
Accrued interest receivable	Level 2	8,805	8,805	8,653	8,653

Financial liabilities:
Deposits with no stated maturity	Level 2	1,584,383	1,584,383	1,702,404	1,702,404
Time deposits	Level 2	331,657	329,780	295,189	293,814
Short-term borrowings	Level 2	93,396	93,396	80,062	80,062
Long-term borrowings	Level 2	98,701	97,992	62,347	60,944
Senior debt	Level 2	14,781	13,346	14,765	9,712
Subordinated debt	Level 2	24,634	21,491	24,607	16,186
Accrued interest payable	Level 2	980	980	461	461

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in this quarterly report on Form 10-Q are forward-looking statements. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the Corporation) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements, which are not historical facts, are based on certain assumptions and describe future plans, business objectives and expectations, and are generally identifiable by the use of words such as, "should", “likely”, "expect", “plan”, "anticipate", “target”, “forecast”, and “goal”. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond management’s control and could cause results to differ materially from those expressed or implied by such forward-looking statements. Factors which could have a material, adverse impact on the operations and future prospects of the Corporation include, but are not limited to, the following:

●	changes in monetary and fiscal policies of the Federal Reserve Board and the U.S. Government, particularly related to changes in interest rates
●	changes in general economic conditions
●	recent adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, sources of liquidity and capital funding, and regulatory responses to these developments (including potential increases in the cost of deposit insurance assessments)
●	the Corporation’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses
●	legislative or regulatory changes
●	downturn in demand for loan, deposit and other financial services in the Corporation’s market area
●	increased competition from other banks and non-bank providers of financial services
●	technological changes and increased technology-related costs
●	information security breach or other technology difficulties or failures
●	changes in accounting principles, or the application of generally accepted accounting principles
●	failure to achieve merger-related synergies and difficulties in integrating the business and operations of acquired institutions
●	the effect of the novel coronavirus (COVID-19) and related events

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

EARNINGS OVERVIEW

First Quarter 2023 as Compared to First Quarter 2022

First quarter 2023 net income was $6,253,000, or $0.40 per diluted share. In comparison, first quarter 2022 net income was $6,895,000, or $0.44 per diluted share. Significant variances were as follows:

●	First quarter 2023 net interest income of $20,781,000 was $449,000 higher than the first quarter 2022 total. The increase in net interest income was mainly driven by loan growth, as average earning assets increased $131,608,000, including an increase in average loans of $178,002,000, or 11.5%, while average interest-bearing due from banks decreased $52,478,000. Average total deposits of $1,931,126,000 were flat in the first quarter 2023 as compared to the first quarter 2022 while average borrowed funds increased $136,303,000. The net interest margin was 3.71% in the first quarter 2023, down from 3.86% in the first quarter 2022. The interest rate spread decreased 0.43%, as the average rate on interest-bearing liabilities increased 0.96%, while the average yield on earning assets increased 0.53%. Contributing to the comparatively lower margin and spread, total interest and fees on loans in the first quarter 2022 included $1,398,000 from repayments received on purchased credit impaired loans in excess of previous carrying amounts with no comparable amount in the first quarter 2023.
●	The credit for credit losses (reduction in expense) was $352,000 in the first quarter 2023 as compared to the first quarter 2022 provision for loan losses of $891,000. The credit for credit losses in the first quarter 2023 resulted mainly from a reduction in

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

the allowance related to the commercial segment of the portfolio. Within the net credit for credit losses on loans in the first quarter 2023, the provision related to specific loans was $205,000, including net charge-offs of $61,000 and an increase in specific allowances on loans of $144,000. In comparison, the first quarter 2022 provision included a net charge of $147,000 related to specific loans (net charge-offs of $157,000 offset by a net decrease in specific allowances on loans of $10,000).
●	Noninterest income of $5,616,000 in the first quarter 2023 decreased $207,000 from the first quarter 2022 amount. Significant variances included the following:
o	Net gains from sale of loans of $74,000 decreased $308,000 from the first quarter 2022, reflecting a reduction in volume of residential mortgage loans sold.
o	Brokerage and insurance revenue of $430,000 decreased $92,000 from the first quarter 2022, due to lower volume of new transactions.
o	Loan servicing fees, net of $122,000 decreased $88,000, as the fair value of servicing rights decreased $83,000 in the first quarter 2023 as compared to an increase of $2,000 in the first quarter 2022.
o	Other noninterest income of $771,000 increased $183,000 from the first quarter 2022, including dividends on FHLB-Pittsburgh stock totaling $217,000, an increase of $100,000 from the first quarter 2022, and a gain on sale of premises and equipment of $68,000 with no comparable amount in the first quarter 2022.
●	Noninterest expense of $19,087,000 in the first quarter 2023 increased $2,201,000 from the first quarter 2022 amount. Significant variances included the following:
o	Salaries and employee benefits expense of $11,427,000 increased $820,000 from the first quarter 2022, including an increase in base salaries expense of $597,000. In total, the number of full-time equivalent employees (FTEs) increased by 10 (2.5%) to 412 in the first quarter 2023 as compared to the first quarter 2022. Total cash and stock-based compensation expense increased $167,000 and health care expense increased $102,000 due to higher claims on the Corporation’s partially self-insured plan.
o	Other noninterest expense of $2,507,000 increased $623,000 from the first quarter 2022. Within this category, significant variances included the following:
●	In the first quarter 2022 the allowance for SBA claim adjustments decreased, reflecting more favorable claim results than previously estimated, resulting in a reduction in expense of $242,000 with no comparable amount in the first quarter 2023.
●	Other operational losses totaled $206,000, an increase of $82,000.
●	Net collection expense totaled $44,000 in the first quarter 2023, an increase of $85,000 over net recoveries of $41,000 in the first quarter 2022.
●	Advertising expense totaled $213,000 in the first quarter 2023, an increase of $77,000 reflecting expenses related to social media strategy and brand monitoring analysis.
o	Professional fees of $937,000 increased $448,000, including $389,000 of conversion costs related to a change in Wealth Management platform for providing brokerage and investment advisory services.
o	Data processing and telecommunications of $1,936,000 increased $313,000 from the first quarter 2022, including the impact of increases in software licensing and maintenance costs as well as costs related to enhancements of data management capabilities.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	The income tax provision was $1,409,000, or 18.4% of pre-tax income for the first quarter 2023, as compared to $1,483,000, or 17.7% of pre-tax income for the fourth quarter 2022. The decrease in income tax provision reflected the decrease in pre-tax income of $716,000.

TABLE I – QUARTERLY FINANCIAL DATA

(Dollars In Thousands,	For the Three Months Ended :
Except Per Share Data)	March 31,	December 31,	September 30,	June 30,	March 31,
(Unaudited)	2023	2022	2022	2022	2022
Interest income	$26,139	$25,855	$23,710	$21,309	$21,773
Interest expense	5,358	3,563	2,831	1,684	1,441
Net interest income	20,781	22,292	20,879	19,625	20,332
(Credit) provision for credit losses	(352)	2,262	3,794	308	891
Net interest income after (credit) provision for credit losses	21,133	20,030	17,085	19,317	19,441
Noninterest income	5,616	6,109	5,671	6,829	5,823
Noninterest expense	19,087	16,587	17,443	17,039	16,886
Income before income tax provision	7,662	9,552	5,313	9,107	8,378
Income tax provision	1,409	1,773	858	1,618	1,483
Net income	$6,253	$7,779	$4,455	$7,489	$6,895
Net income attributable to common shares	$6,201	$7,711	$4,416	$7,419	$6,835
Basic earnings per common share	$0.40	$0.50	$0.29	$0.48	$0.44
Diluted earnings per common share	$0.40	$0.50	$0.29	$0.48	$0.44

NONINTEREST INCOME

TABLE II – COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)	Three Months Ended
	March 31,		$	%
	2023	2022	Change	Change
Trust revenue	$1,777	$1,786	$(9)	(0.5)%
Brokerage and insurance revenue	430	522	(92)	(17.6)%
Service charges on deposit accounts	1,290	1,235	55	4.5%
Interchange revenue from debit card transactions	1,007	963	44	4.6%
Net gains from sales of loans	74	382	(308)	(80.6)%
Loan servicing fees, net	122	210	(88)	(41.9)%
Increase in cash surrender value of life insurance	138	135	3	2.2%
Other noninterest income	771	588	183	31.1%
Realized gains on available-for-sale debt securities, net	7	2	5	250.0%
Total noninterest income	$5,616	$5,823	$(207)	(3.6)%

NONINTEREST EXPENSE

TABLE III - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)	Three Months Ended
	March 31,		$	%
	2023	2022	Change	Change
Salaries and employee benefits	$11,427	$10,607	$820	7.7%
Net occupancy and equipment expense	1,402	1,411	(9)	(0.6)%
Data processing and telecommunications expense	1,936	1,623	313	19.3%
Automated teller machine and interchange expense	475	384	91	23.7%
Pennsylvania shares tax	403	488	(85)	(17.4)%
Professional fees	937	489	448	91.6%
Other noninterest expense	2,507	1,884	623	33.1%
Total noninterest expense	$19,087	$16,886	$2,201	13.0%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

Allowance for Credit Losses on Loans – A material estimate that is particularly susceptible to significant change is the determination of the allowance for credit losses (ACL) on loans. The Corporation maintains an ACL on loans which represents management’s estimate of expected net charge-offs over the life of the loans. The ACL includes two primary components: (i) an allowance established on loans which share similar risk characteristics collectively evaluated for credit losses (collective basis), and (ii) an allowance established on loans which do not share similar risk characteristics with any loan segment and which are individually evaluated for credit losses (individual basis). Management considers the determination of the ACL on loans to be critical because it requires significant judgment regarding estimates of expected credit losses based on the Corporation’s historical loss experience, current conditions and economic forecasts. Management’s evaluation is based upon a continuous review of the Corporation’s loans, with consideration given to evaluations resulting from examinations performed by regulatory authorities. Note 6 to the unaudited consolidated financial statements provides an overview of the process management uses for determining the ACL, and additional discussion of the ACL is provided in a separate section of Management’s Discussion and Analysis.

The ACL may increase or decrease due to changes in economic conditions affecting borrowers and macroeconomic variables, including new information regarding existing problem loans, identification of additional problem loans, changes in the fair value of underlying collateral, unforeseen events such as natural disasters and pandemics, and other factors. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ACL, could change significantly.

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables IV, V and VI include information regarding the Corporation’s net interest income for the three-month periods ended March 31, 2023 and 2022. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. The Corporation believes presentation of net interest income on a fully taxable-equivalent basis provides investors with meaningful information for purposes of comparing returns on tax-exempt securities and loans with returns on taxable securities and loans. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

Three-Month Periods Ended March 31, 2023 and 2022

For the three-month periods, fully taxable equivalent net interest income (a non-GAAP measure) was $21,050,000 in 2023, which was $416,000 (2.0%) higher than in 2022. Interest income in the first quarter 2023 was $26,408,000 which was $4,333,000 higher as compared to 2022. Interest expense of $5,358,000 in 2023 was $3,917,000 higher than in 2022. As presented in Table V, the Net Interest Margin was 3.71% in 2023 as compared to 3.86% in 2022, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) decreased to 3.30% in 2023 from 3.73% in 2022. The average yield on earning assets of 4.66% was 0.53% higher in 2023 as compared to 2022, and the average rate on interest-bearing liabilities of 1.36% in 2023 was 0.96% higher. Contributing to the comparatively lower margin and spread, total interest and fees on loans in the first quarter

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

2022 included $1,398,000 from repayments received on purchased credit impaired loans in excess of previous carrying amounts with no comparable amount in the first quarter 2023.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $26,408,000 in 2023, an increase of $4,333,000, or 19.6% from 2022.

Interest and fees from loans receivable increased $4,022,000 in 2023 as compared to 2022. The fully taxable equivalent yield on loans in 2023 was 5.44% compared to 5.01% in 2022. Average outstanding loans receivable increased $178,002,000 (11.5%) to $1,725,863,000 in 2023 from $1,547,861,000 in 2022. In the first quarter 2022, total interest and fees on loans included $1,398,000 from repayments received on purchased credit impaired loans in excess of previous carrying amounts with no comparable income in 2023.

Income from interest-bearing due from banks totaled $278,000 in 2023, an increase of $211,000 from the total for 2022. The average yield on interest-bearing due from banks was 3.56% in 2023 and 0.32% in 2022. The average balance of interest-bearing due from banks was $31,637,000 in 2023 as compared to $84,115,000 in 2022. Within this category, the largest asset balance in 2023 and 2022 has been interest-bearing deposits held with the Federal Reserve.

Interest income from available-for-sale debt securities, on a fully taxable-equivalent basis, increased $104,000 in 2023 as compared to 2022, as the average balance (at amortized cost) of available-for-sale debt securities increased $6,867,000. The average yield on available-for-sale debt securities was 2.23% for 2023, up slightly from 2.18% in 2022.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased $3,917,000 to $5,358,000 in 2023 from $1,441,000 in 2022. Interest expense on deposits increased $2,320,000, as the average rate on interest-bearing deposits increased to 0.94% in 2023 from 0.26% in 2022. The increase in average rate on deposits includes increases of 1.13% on time deposits, 0.74% on money market accounts and 0.69% on interest checking accounts.

Average total deposits (interest-bearing and noninterest-bearing) remained stable with $1,931,126,000 for the first quarter 2023 compared to $1,931,681,000 for the first quarter 2022. Average interest checking deposits increased $38,147,000, average time deposits increased $35,092,000 and the average total balance of other categories of noninterest-bearing demand and other deposits increased $18,464,000, while average money market accounts decreased $92,258,000.

Interest expense on short-term borrowings in 2023 was $1,097,000 in 2023 as compared to $1,000 in 2022. The average balance of short-term borrowings increased to $91,767,000 in 2023 from $1,746,000 in 2022. The average rate on short-term borrowings was 4.85% in 2023 compared to 0.23% in 2022.

Interest expense on long-term borrowings (FHLB advances) increased $632,000 to $681,000 in 2023 from $49,000 in 2022. The average balance of long-term borrowings was $80,648,000 in 2023, up from an average balance of $26,102,000 in 2022. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations. The average rate on long-term borrowings was 3.42% in 2023 compared to 0.76% in 2022.

Interest expense on subordinated debt decreased $133,000 to $230,000 in 2023 from $363,000 in 2022. The average balance of subordinated debt decreased to $24,620,000 in 2023 from $32,948,000 in 2022. The average rate on subordinated debt decreased to 3.79% in 2023 from 4.47% in 2022. In the second quarter 2022, the Corporation redeemed subordinated debt with aggregate par values of $8.5 million and a weighted average interest rate of 6.29%.

More information regarding the terms of borrowed funds is provided in Note 8 to the unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended
	March 31,		Increase/
(In Thousands)	2023	2022	(Decrease)
INTEREST INCOME
Interest-bearing due from banks	$278	$67	$211
Available-for-sale debt securities:
Taxable	2,211	1,969	242
Tax-exempt	767	905	(138)
Total available-for-sale debt securities	2,978	2,874	104
Loans receivable:
Taxable	22,428	17,974	4,454
Paycheck Protection Program	3	575	(572)
Tax-exempt	713	573	140
Total loans receivable	23,144	19,122	4,022
Other earning assets	8	12	(4)
Total Interest Income	26,408	22,075	4,333

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	987	194	793
Money market	873	262	611
Savings	63	61	2
Time deposits	1,307	393	914
Total interest-bearing deposits	3,230	910	2,320
Borrowed funds:
Short-term	1,097	1	1,096
Long-term - FHLB advances	681	49	632
Senior notes, net	120	118	2
Subordinated debt, net	230	363	(133)
Total borrowed funds	2,128	531	1,597
Total Interest Expense	5,358	1,441	3,917

Net Interest Income	$21,050	$20,634	$416

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis (a non-GAAP measure), using the Corporation’s marginal federal income tax rate of 21%. The following table is a reconciliation of net interest income under U.S. GAAP as compared to net interest income as adjusted to a fully taxable-equivalent basis.

(In Thousands)	Three Months Ended
	March 31,		Increase/
	2023	2022	(Decrease)
Net Interest Income Under U.S. GAAP	$20,781	$20,332	$449
Add: fully taxable-equivalent interest income adjustment from tax-exempt securities	127	183	(56)
Add: fully taxable-equivalent interest income adjustment from tax-exempt loans	142	119	23
Net Interest Income as adjusted to a fully taxable-equivalent basis	$21,050	$20,634	$416

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - Analysis of Average Daily Balances and Rates

(Dollars in Thousands)	Three Months		Three Months
	Ended	Rate of	Ended	Rate of
	3/31/2023	Return/	3/31/2022	Return/
	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Interest-bearing due from banks	$31,637	3.56%	$84,115	0.32%
Available-for-sale debt securities, at amortized cost:
Taxable	410,110	2.19%	390,301	2.05%
Tax-exempt	131,392	2.37%	144,334	2.54%
Total available-for-sale debt securities	541,502	2.23%	534,635	2.18%
Loans receivable:
Taxable	1,633,850	5.57%	1,445,353	5.04%
Paycheck Protection Program	162	7.51%	18,849	12.37%
Tax-exempt	91,851	3.15%	83,659	2.78%
Total loans receivable	1,725,863	5.44%	1,547,861	5.01%
Other earning assets	1,200	2.70%	1,983	2.45%
Total Earning Assets	2,300,202	4.66%	2,168,594	4.13%
Cash	22,276		20,703
Unrealized loss on securities	(60,055)		(2,508)
Allowance for loan losses	(17,053)		(13,783)
Bank-owned life insurance	31,267		30,720
Bank premises and equipment	21,518		21,043
Intangible assets	55,331		55,765
Other assets	67,333		44,952
Total Assets	$2,420,819		$2,325,486

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$457,277	0.88%	$419,130	0.19%
Money market	364,646	0.97%	456,904	0.23%
Savings	257,047	0.10%	249,165	0.10%
Time deposits	312,497	1.70%	277,405	0.57%
Total interest-bearing deposits	1,391,467	0.94%	1,402,604	0.26%
Borrowed funds:
Short-term	91,767	4.85%	1,746	0.23%
Long-term - FHLB advances	80,648	3.42%	26,102	0.76%
Senior notes, net	14,773	3.29%	14,709	3.25%
Subordinated debt, net	24,620	3.79%	32,948	4.47%
Total borrowed funds	211,808	4.07%	75,505	2.85%
Total Interest-bearing Liabilities	1,603,275	1.36%	1,478,109	0.40%
Demand deposits	539,659		529,077
Other liabilities	25,247		24,046
Total Liabilities	2,168,181		2,031,232
Stockholders' equity, excluding accumulated other comprehensive loss	299,599		295,996
Accumulated other comprehensive loss	(46,961)		(1,742)
Total Stockholders' Equity	252,638		294,254
Total Liabilities and Stockholders' Equity	$2,420,819		$2,325,486
Interest Rate Spread		3.30%		3.73%
Net Interest Income/Earning Assets		3.71%		3.86%

Total Deposits (Interest-bearing and Demand)	$1,931,126		$1,931,681
(1)	Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(3)	Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	Three Months Ended 3/31/23 vs. 3/31/22
	Change in	Change in	Total
	Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks	$(67)	$278	$211
Available-for-sale debt securities:
Taxable	103	139	242
Tax-exempt	(78)	(60)	(138)
Total available-for-sale debt securities	25	79	104
Loans receivable:
Taxable	2,480	1,974	4,454
Paycheck Protection Program	(410)	(162)	(572)
Tax-exempt	59	81	140
Total loans receivable	2,129	1,893	4,022
Other earning assets	(5)	1	(4)
Total Interest Income	2,082	2,251	4,333

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	20	773	793
Money market	(63)	674	611
Savings	2	0	2
Time deposits	56	858	914
Total interest-bearing deposits	15	2,305	2,320
Borrowed funds:
Short-term	792	304	1,096
Long-term - FHLB advances	236	396	632
Senior notes, net	1	1	2
Subordinated debt, net	(83)	(50)	(133)
Total borrowed funds	946	651	1,597
Total Interest Expense	961	2,956	3,917

Net Interest Income	$1,121	$(705)	$416
(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The income tax provision for the first quarter 2023 was $1,409,000, which was $74,000 lower than the provision for the first quarter 2022. The effective tax rate (tax provision as a percentage of pre-tax income) was 18.4% in the first quarter 2023 compared to 17.7% in the first quarter 2022. The Corporation’s effective tax rates differ from the statutory rate of 21% principally because of the effects of tax-exempt interest income, state income taxes and other permanent differences.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The net deferred tax asset at March 31, 2023 and December 31, 2022 represents the following temporary difference components:

	March 31,	December 31,
(In Thousands)	2023	2022
Deferred tax assets:
Unrealized holding losses on securities	$11,504	$13,391
Allowance for credit losses on loans	4,029	3,648
Purchase accounting adjustments on loans	573	938
Deferred compensation	1,198	1,149
Operating leases liability	876	907
Deferred loan origination fees	710	779
Net operating loss carryforward	630	659
Accrued incentive compensation	170	354
Other deferred tax assets	1,212	1,115
Total deferred tax assets	20,902	22,940

Deferred tax liabilities:
Defined benefit plans - ASC 835	125	129
Bank premises and equipment	283	298
Core deposit intangibles	610	633
Right-of-use assets from operating leases	876	907
Other deferred tax liabilities	94	89
Total deferred tax liabilities	1,988	2,056
Deferred tax asset, net	$18,914	$20,884

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income.

Management believes the recorded net deferred tax asset at March 31, 2023 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

SECURITIES

Management continually evaluates several objectives in determining the size, securities mix and other characteristics of the available-for-sale debt securities (investment) portfolio. Key objectives include supporting liquidity needs and maximizing return on earning assets within reasonable risk parameters.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The composition of the available-for-sale debt securities portfolio at March 31, 2023, December 31, 2022 and December 31, 2021 is as follows:

(Dollars In Thousands)	March 31, 2023		December 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Obligations of the U.S. Treasury	$33,924	$31,163	$35,166	$31,836	$25,058	$24,912
Obligations of U.S. Government agencies	25,479	23,348	25,938	23,430	23,936	24,091
Bank holding company debt securities	28,947	24,723	28,945	25,386	18,000	17,987
Obligations of states and political subdivisions:
Tax-exempt	128,285	117,812	146,149	132,623	143,427	148,028
Taxable	67,076	57,572	68,488	56,812	72,182	72,765
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	109,028	97,807	112,782	99,941	98,048	98,181
Residential collateralized mortgage obligations	42,296	38,117	44,868	40,296	44,015	44,247
Commercial mortgage-backed securities	84,449	74,195	91,388	79,686	86,926	87,468
Private label commercial mortgage-backed securities	8,105	8,077	8,070	8,023	0	0
Total Available-for-Sale Debt Securities	$527,589	$472,814	$561,794	$498,033	$511,592	$517,679

Aggregate Unrealized (Loss) Gain		$(54,775)		$(63,761)		$6,087
Aggregate Unrealized (Loss) Gain as a % of Amortized Cost		(10.4)%		(11.3)%		1.2%
Market Yield on 5-Year U.S. Treasury Obligations (a)		3.60%		3.99%		1.26%

(a) Source: Treasury.gov (Daily Treasury Par Yield Curve Rates)

As reflected in the table above, the fair value of available-for-sale securities was lower than the amortized cost basis by $54,775,000, or 10.4% at March 31, 2023 and $63,761,000 (11.3%) at December 31, 2022. In comparison, the aggregate unrealized gain position was $6,087,000 (1.2%) at December 31, 2021. The volatility in the fair value of the portfolio, including the significant reduction in fair value in 2022, resulted from changes in interest rates. As shown above, the market yield on the 5-year U.S. Treasury Note was 0.39% lower at March 31, 2023 in comparison to December 31, 2022, and 2.34% higher than at December 31, 2021.

Additional information regarding the potential impact of interest rate changes on all of the Corporation’s financial instruments is provided in Item 3, Quantitative and Qualitative Disclosures about Market Risk.

As described in Note 5 to the unaudited, consolidated financial statements, management determined the Corporation does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at March 31, 2023 before it is able to recover the amortized cost basis. Further, management reviewed the Corporation’s holdings as of March 31, 2023 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at March 31, 2023, other than securities issued or guaranteed by U.S. Government entities or agencies, is as follows:

●	Bank holding company debt securities – All of the Corporation’s holdings of bank holding company debt securities were investment grade and there have been no payment defaults. There were seven securities with face amounts ranging from $3 million to $5 million, including one senior security and six subordinated securities. All of the issuers have publicly traded common stock. At March 31, 2023, the securities have external ratings ranging from BBB-/Baa3 to A-.
●	Obligations of states and political subdivisions (municipal bonds) – All of the Corporation’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at March 31, 2023, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA or prerefunded – 23% of the portfolio; AA – 70%; A – 7%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	Private label commercial mortgage-backed securities (PLCMBS) – There were two PLCMBS securities, both of which were from the most senior payment (subordination) classes of their respective issuances. These securities were investment grade (rated Aaa), and there have been no payment defaults on these securities.

Based on the results of management’s assessment, there was no ACL required on available-for-sale debt securities in an unrealized loss position at March 31, 2023.

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Income section of Management’s Discussion and Analysis. Other significant balance sheet items, including securities, the allowance for credit losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. Management does not expect the amount of purchases of bank premises and equipment to have a material, detrimental effect on the Corporation’s financial condition in 2023.

Table VII shows the composition of the loan portfolio at March 31, 2023 and at year-end from 2018 through 2022. The segments presented in Table VII have been revised from those used in prior year disclosures to be consistent with the pools used in determining the collectively evaluated portion of the allowance for credit losses based on the CECL methodology in 2023.

As presented in Table VII, total loans outstanding at March 31, 2023 of $1,745,139,000 was more than double the corresponding total at December 31, 2018. The increase in loans outstanding includes the impact of acquisitions of banks located in Southeastern Pennsylvania in 2018 and 2019. Primarily as a result of the acquisitions, as well as expansion by opening 2 offices in Southcentral Pennsylvania, the mix of the loan portfolio has changed to become predominantly commercial in nature. At March 31, 2023, commercial loans represented 74% of the portfolio while residential loans totaled 23% of the portfolio; in comparison, commercial loans totaled 48% and residential loans totaled 47% of the portfolio at December 31, 2018.

Table VII shows an increase in commercial and industrial loans to $222,923,000 at December 31, 2020 followed by reductions in 2021, 2022 and the first quarter 2023. The elevated balance of commercial and industrial loans at December 31, 2020 included Paycheck Protection Program (PPP) loans of $132,269,000, a substantial portion of which were subsequently repaid. The outstanding balance of PPP loans was $155,000 at March 31, 2023.

At March 31, 2023, gross loans outstanding increased $5,099,000 from December 31, 2022. Gross loans outstanding at December 31, 2022 increased $175,191,000, or 11.2%, from the total at December 31, 2021. The pace of loan growth in 2023 will depend on the impact of potential further increases in interest rates, potential deterioration in economic conditions and other factors.

While the Corporation’s lending activities are primarily concentrated in its market areas, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Total participation loans outstanding amounted to $42,047,000 at March 31, 2023, down from $44,723,000 at December 31, 2022.

At March 31, 2023, the total recorded investment in non-owner occupied commercial real estate loans for which the primary purpose is utilization of office space by third parties was $95,524,000, or 5.5% of total gross loans receivable. Within this segment, at March 31, 2023, there was 1 loan with a recorded investment of $2,615,000 risk rated as Special Mention with no related ACL, and 1 loan with a recorded investment of $1,379,000 risk rated as Substandard and nonaccrual with an ACL of $182,000. The remainder of the non-owner occupied commercial real estate loans for the primary purpose of office space utilization totaling $91,530,000 were accruing interest and risk rated Pass at March 31, 2023.

The Corporation originates and sells residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Xtra program consist primarily of conforming, prime loans sold to the Federal National Mortgage Association (Fannie Mae), a quasi-government

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

entity. The Corporation also originates and sells residential mortgage loans to the secondary market through the MPF Original program, administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Original program consist primarily of conforming, prime loans sold to the Federal Home Loan Bank of Pittsburgh. In late 2019, the Corporation began to originate and sell larger-balance, nonconforming mortgages under the MPF Direct Program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The Corporation does not retain servicing rights for loans sold under the MPF Direct Program. Through March 31, 2023, the Corporation’s activity under the MPF Direct Program has been minimal.

For loan sales originated under the MPF programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At March 31, 2023, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,376,000, and the corresponding total outstanding balance of repurchased loans at December 31, 2022 was $1,515,000.

At March 31, 2023, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $331,326,000, including loans sold through the MPF Xtra program of $153,437,000 and loans sold through the Original program of $167,889,000. At December 31, 2022, outstanding balances of loans sold and serviced through the two programs totaled $325,677,000, including loans sold through the MPF Xtra program of $155,506,000 and loans sold through the Original Program of $170,171,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of March 31, 2023 and December 31, 2022.

The Corporation is a participating SBA lender. Under the terms of its arrangements with the SBA, the Corporation may originate loans to commercial borrowers, with full-or-partial guarantees by the SBA, subject to the SBA’s underwriting and documentation requirements. Pursuant to an acquisition, the Corporation acquired loans with partial SBA guarantees, or in some cases, loans where the SBA-guaranteed portion of the loans had been sold back to the SBA subject to ongoing compliance with SBA underwriting and documentation requirements. As part of its due diligence, the Corporation reviewed all the purchased loans originated through the various SBA loan programs as of July 1, 2020 and recorded an allowance for SBA claim adjustments. Determination of the allowance was subjective in nature and was based on the Corporation’s assessment of the credit quality of the loans and the quality of the documentation supporting compliance with SBA requirements. The Corporation’s total exposure related to SBA guarantees on purchased loans was $4,799,000 at March 31, 2023 and $4,847,000 at December 31, 2022 with an allowance for SBA claim adjustments (included in accrued interest and other liabilities in the consolidated balance sheets) of $90,000 at March 31, 2023 and December 31, 2022. In the three months ended March 31, 2023, the Corporation did not record an increase or reduction in other noninterest expense related to amounts realized on SBA claims in excess of prior estimates, as compared to a reduction of $242,000 in the three months ended March 31, 2022.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	March 31,	December 31,
	2023	2022	2021	2020	2019	2018
Commercial real estate - nonowner occupied:
Nonowner occupied	$457,814	$454,386	$358,352	$328,662	$208,579	$115,128
Multi-family (5 or more) residential	58,111	55,406	49,054	54,893	30,474	7,104
1-4 Family - commercial purpose	166,773	165,805	175,027	198,918	147,121	35,176
Total commercial real estate - nonowner occupied	682,698	675,597	582,433	582,473	386,174	157,408
Commercial real estate - owner occupied	221,766	205,910	196,083	191,075	78,729	38,478
All other commercial loans:
Commercial and industrial	83,420	95,368	118,488	222,923	67,288	49,947
Commercial lines of credit	119,109	141,444	106,338	105,802	92,509	65,492
Political subdivisions	85,555	86,663	75,401	46,295	46,054	49,037
Commercial construction and land	70,612	60,892	59,505	41,000	32,717	11,126
Other commercial loans	26,106	25,710	26,498	29,310	28,735	23,130
Total all other commercial loans	384,802	410,077	386,230	445,330	267,303	198,732
Residential mortgage loans:
1-4 Family - residential	372,241	363,005	327,593	356,532	388,415	360,195
1-4 Family residential construction	29,479	30,577	23,151	18,736	14,640	24,698
Total residential mortgage	401,720	393,582	350,744	375,268	403,055	384,893
Consumer loans:
Consumer lines of credit (including HELOCs)	35,245	36,650	33,522	34,566	30,810	31,955
All other consumer	18,908	18,224	15,837	15,497	16,151	16,097
Total consumer	54,153	54,874	49,359	50,063	46,961	48,052
Total	1,745,139	1,740,040	1,564,849	1,644,209	1,182,222	827,563
Less: allowance for credit losses on loans	(18,346)	(16,615)	(13,537)	(11,385)	(9,836)	(9,309)
Loans, net	$1,726,793	$1,723,425	$1,551,312	$1,632,824	$1,172,386	$818,254

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

On January 1, 2023, the Corporation adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. Note 1 to the unaudited consolidated financial statements provides a detailed explanation of the Corporation’s adopted accounting policies related to the application of CECL.

Effective January 1, 2023, the Corporation adopted ASC 326 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”). At January 1, 2023, the impact of adopting CECL included an increase in gross loans receivable of $806,000 as compared to December 31, 2022 and an increase in the allowance for credit losses of $2,104,000 as compared to the allowance for loan losses determined under the Incurred Loss method at December 31, 2022.

The credit for credit losses (reduction in expense) was $352,000 in the first quarter 2023 as compared to the first quarter 2022 provision for loan losses of $891,000. The credit for credit losses in the first quarter 2023 resulted mainly from a reduction in the allowance related to the commercial segment of the portfolio. The net credit for loan losses in the first quarter 2023 included the impact of a reduction in qualitative factors applied to commercial loan pools, mainly due to an improvement in data used to evaluate commercial real estate values in the Corporation’s relevant market areas at March 31, 2023 as compared to January 1, 2023, along with a reduction in the

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

historical net charge-off percentage for non-owner occupied commercial real estate. These adjustments were partially offset by the impact of an increase in the allowance at March 31, 2023 as compared to January 1, 2023 based on changes in the economic forecast. Within the net credit for credit losses on loans in the first quarter 2023, the provision related to specific loans was $205,000, including net charge-offs of $61,000 and an increase in specific allowances on loans of $144,000. In comparison, the first quarter 2022 provision included a net charge of $147,000 related to specific loans (net charge-offs of $157,000 offset by a net decrease in specific allowances on loans of $10,000).

Table X shows that total nonperforming assets as a percentage of total assets was 0.60% at March 31, 2023, down from 1.04% at December 31, 2022 and lower than that at year-end 2018 through 2021. Total nonperforming assets were $14.6 million at March 31, 2023, down from $25.6 million at December 31, 2022. Similarly, total loans individually evaluated for credit loss decreased to $9.3 million at March 31, 2023 from $19.4 million at December 31, 2022. The net decrease in nonperforming assets at March 31, 2023 compared to December 31, 2022 included the impact of a $10.0 million payoff in the first quarter 2023 on a commercial loan relationship that was classified as nonaccrual at December 31, 2022. The reduction also included a paydown of $2,180,000 in the first quarter 2023 on a commercial loan for which partial charge-offs totaling $3,942,000 were recorded in 2022. The remaining carrying value of this loan was $474,000 at March 31, 2023. These reductions were partially offset by the addition to nonaccrual of a commercial loan relationship totaling $1,931,000 at March 31, 2023. Based on an estimate of the liquidation value of the real estate collateralizing the relationship, an allowance of $182,000 was recorded at March 31, 2023.

In the first quarter 2023, net charge-offs were minimal by historical standards, totaling $61,000. Table VIII shows annual average net charge-off rates ranging from a high of 0.26% in 2022 to a low of 0.02% in 2018.

Over the period 2018-2022 and the first three months of 2023, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on individual loans, and may significantly impact the provision for credit losses and the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of loans requiring individual evaluation for credit loss, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of March 31, 2023. Management continues to closely monitor its commercial loan relationships for possible credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VIII through X present historical data related to loans and the allowance for credit losses.

TABLE VIII - ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES

(Dollars In Thousands)	Three Months Ended
	March 31,	March 31,	Years Ended December 31,
	2023	2022	2022	2021	2020	2019	2018
Balance, beginning of year	$16,615	$13,537	$13,537	$11,385	$9,836	$9,309	$8,856
Increase due to adoption of CECL	2,104	0	0	0	0	0	0
Charge-offs	(67)	(180)	(4,245)	(1,575)	(2,465)	(379)	(497)
Recoveries	6	23	68	66	101	57	366
Net charge-offs	(61)	(157)	(4,177)	(1,509)	(2,364)	(322)	(131)
(Credit) provision for credit losses	(312)	891	7,255	3,661	3,913	849	584
Balance, end of period	$18,346	$14,271	$16,615	$13,537	$11,385	$9,836	$9,309
Net charge-offs as a % of average loans	0.00%	0.01%	0.26%	0.09%	0.16%	0.03%	0.02%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IX - COMPONENTS OF THE ALLOWANCE FOR CREDIT LOSSES

UPON ADOPTION OF CECL

(In Thousands)	March 31,	January 1,
	2023	2023
Loans individually evaluated	$895	$751
Loans collectively evaluated:
Commercial real estate - nonowner occupied	9,045	9,641
Commercial real estate - owner occupied	1,759	1,765
All other commercial loans	3,477	3,914
Residential mortgage	2,864	2,407
Consumer	306	241
Total Allowance	$18,346	$18,719

PRIOR TO CECL ADOPTION

(In Thousands)	As of December 31,
	2022	2021	2020	2019	2018
ASC 310 - Impaired loans - individually evaluated	$453	$740	$925	$1,051	$1,605
ASC 450 - Collectively evaluated:
Commercial	10,845	7,553	5,545	3,913	3,102
Residential mortgage	4,073	4,338	4,091	4,006	3,870
Consumer	244	235	239	281	233
Unallocated	1,000	671	585	585	499
Total Allowance	$16,615	$13,537	$11,385	$9,836	$9,309

TABLE X - PAST DUE LOANS AND NONPERFORMING ASSETS

(Dollars In Thousands)	March 31,	As of December 31,
	2023	2022	2021	2020	2019	2018
Loans individually evaluated with a valuation allowance	$5,802	$3,460	$6,540	$8,082	$3,375	$4,851
Loans individually evaluated without a valuation allowance	3,507	14,871	2,636	2,895	1,670	4,923
Purchased credit impaired loans	0	1,027	6,558	6,841	441	0
Total impaired loans	$9,309	$19,358	$15,734	$17,818	$5,486	$9,774
Total loans past due 30-89 days and still accruing	$5,493	$7,079	$5,106	$5,918	$8,889	$7,142
Nonperforming assets:
Purchased credit impaired loans	$0	$1,027	$6,558	$6,841	$441	$0
Other nonaccrual loans	12,876	22,058	12,441	14,575	8,777	13,113
Total nonaccrual loans	12,876	23,085	18,999	21,416	9,218	13,113
Total loans past due 90 days or more and still accruing	1,216	2,237	2,219	1,975	1,207	2,906
Total nonperforming loans	14,092	25,322	21,218	23,391	10,425	16,019
Foreclosed assets held for sale (real estate)	459	275	684	1,338	2,886	1,703
Total nonperforming assets	$14,551	$25,597	$21,902	$24,729	$13,311	$17,722

Total nonperforming loans as a % of loans	0.81%	1.46%	1.36%	1.42%	0.88%	1.94%
Total nonperforming assets as a % of assets	0.60%	1.04%	0.94%	1.10%	0.80%	1.37%
Allowance for credit losses as a % of total loans	1.05%	0.95%	0.87%	0.69%	0.83%	1.12%

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

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale debt securities with a carrying value of $23,314,000 at March 31, 2023.

The Corporation’s outstanding, available, and total credit facilities at March 31, 2023 and December 31, 2022 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2023	2022	2023	2022	2023	2022
Federal Home Loan Bank of Pittsburgh	$201,357	$150,099	$655,577	$689,279	$856,934	$839,378
Federal Reserve Bank Discount Window	0	0	22,340	23,107	22,340	23,107
Other correspondent banks	0	0	95,000	95,000	95,000	95,000
Total credit facilities	$201,357	$150,099	$772,917	$807,386	$974,274	$957,485

At March 31, 2023, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowings of $91,000,000, long-term borrowings of $98,649,000 and letters of credit totaling $11,708,000. At December 31, 2022, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowing of $77,000,000, long-term borrowings of $62,272,000 and letters of credit totaling $10,827,000. Additional information regarding borrowed funds is included in Note 8 to the unaudited consolidated financial statements.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations or use repurchase agreements placed with brokers to borrow funds secured by investment assets. In light of the unrealized loss at March 31, 2023 resulting from increases in interest rates in 2022, as described in more detail in the Securities section of Management’s Discussion and Analysis, management would be more likely in the near term to utilize securities as collateral for borrowings than to sell securities in such an emergency situation. At March 31, 2023, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $269,763,000.

Deposits totaled $1,916,040,000 at March 31, 2023, down $81,553,000 (4.1%) from $1,997,593,000 at December 31, 2022. Average total deposits of $1,931,126,000 for the first quarter 2023 were down $96,020,000 (4.7%) from the fourth quarter 2022 and were flat as compared to average deposits of $1,931,681,000 for the first quarter 2022. The reduction in total deposits included a reduction in the estimated amount of deposits in excess of FDIC insurance levels (uninsured deposit balances) of $75.6 million as compared to December 31, 2022. The net reduction in deposits resulted from several factors, including the impact of customer funds transferred to higher-yielding investment alternatives and seasonal reductions in municipal deposits. At March 31, 2023, the Corporation’s estimated uninsured deposits totaled $613.9 million, or 31.7% of total deposits, down from $689.4 million or 34.2% of total deposits at December 31, 2022. Included in uninsured deposits are deposits collateralized by securities (almost exclusively municipal deposits) totaling $189.2 million, or 9.8% of total deposits at March 31, 2023.

The highly liquid sources of available funds described above, including unused borrowing capacity with the Federal Home Loan Bank of Pittsburgh, unused availability on the Federal Reserve Bank of Philadelphia’s discount window, available federal funds lines with other banks and unencumbered available-for-sale debt securities totaled $1.043 billion at March 31, 2023. Available funding from these sources exceeded the amount of uninsured deposits noted above by 69.9% at March 31, 2023.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Despite the reduction in deposit balances in the first quarter 2023, based on the ample sources of highly liquid funds as described above, management believes the Corporation is well-positioned to meet its short-term and long-term funding obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

In August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at March 31, 2023; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

Details concerning capital ratios at March 31, 2023 and December 31, 2022 are presented below. Management believes, as of March 31, 2023, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at March 31, 2023 and December 31, 2022 exceed the Corporation’s Board policy threshold levels.

(Dollars in Thousands)							Minimum To Be
					Minimum To Maintain		Well
			Minimum		Capital Conservation		Capitalized Under		Minimum To Meet
			Capital		Buffer at Reporting		Prompt Corrective		the Corporation's
	Actual		Requirement		Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023:
Total capital to risk-weighted assets:
Consolidated	$287,182	16.49%	N/A	N/A	N/A	N/A	N/A	N/A	$182,849	≥10.5%
C&N Bank	268,292	15.44%	138,989	≥8%	182,423	≥10.5%	173,736	≥10%	182,423	≥10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	243,024	13.96%	N/A	N/A	N/A	N/A	N/A	N/A	148,021	≥8.5%
C&N Bank	248,768	14.32%	104,242	≥6%	147,676	≥8.5%	138,989	≥8%	147,676	≥8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	243,024	13.96%	N/A	N/A	N/A	N/A	N/A	N/A	121,900	≥7%
C&N Bank	248,768	14.32%	78,181	≥4.5%	121,615	≥7.0%	112,928	≥6.5%	121,615	≥7%
Tier 1 capital to average assets:
Consolidated	243,024	10.07%	N/A	N/A	N/A	N/A	N/A	N/A	193,026	≥8%
C&N Bank	248,768	10.38%	95,868	≥4%	N/A	N/A	119,835	≥5%	191,737	≥8%

December 31, 2022:
Total capital to risk-weighted assets:
Consolidated	$285,397	15.72%	N/A	N/A	N/A	N/A	N/A	N/A	$190,590	≥10.5%
C&N Bank	265,784	14.68%	144,873	≥8%	190,145	≥10.5%	181,091	≥10%	190,145	≥10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	243,750	13.43%	N/A	N/A	N/A	N/A	N/A	N/A	154,287	≥8.5%
C&N Bank	248,744	13.74%	108,654	≥6%	153,927	≥8.5%	144,873	≥8%	153,927	≥8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	243,750	13.43%	N/A	N/A	N/A	N/A	N/A	N/A	127,060	≥7%
C&N Bank	248,744	13.74%	81,491	≥4.5%	126,764	≥7.0%	117,709	≥6.5%	126,764	≥7%
Tier 1 capital to average assets:
Consolidated	243,750	10.11%	N/A	N/A	N/A	N/A	N/A	N/A	192,941	≥8%
C&N Bank	248,744	10.38%	95,826	≥4%	N/A	N/A	119,783	≥5%	191,652	≥8%

In February 2021, the Corporation amended its treasury stock repurchase program. Under the amended program, the Corporation is authorized to repurchase up to 1,000,000 shares of its common stock. In the first quarter 2023, 77,430 shares were repurchased for a total cost of $1,662,000, at an average price of $21.47 per share. Cumulatively through March 31, 2023, 752,130 shares have been repurchased for a total cost of $18,249,000, at an average price of $24.26 per share.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

To avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At March 31, 2023, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

At March 31, 2023, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 7.44%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive (loss) income within stockholders’ equity. Accumulated other comprehensive (loss) income is excluded from the Bank’s and Corporation’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $43,271,000 at March 31, 2023 and $50,370,000 at December 31, 2022. The increase in stockholders’ equity in the first three months of 2023 from the change in accumulated other comprehensive loss resulted from a decrease in interest rates. Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity. To the extent unrealized losses on available-for-sale debt securities result from credit losses, unrealized losses are recorded as a charge against earnings. The securities section of Management’s Discussion and Analysis and Notes 1 and 5 to the unaudited consolidated financial statements provide additional information concerning management’s evaluation of available-for-sale debt securities for credit losses at March 31, 2023.

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

The projected results based on the model includes the impact of estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage-backed securities and call activity on other investment securities. Further, the projected results are impacted by assumptions regarding the run-off and the extent of sensitivity to interest rate changes of deposits with no stated maturity (checking, savings and money market accounts). Actual results could vary significantly from these estimates, which could result in significant differences in the calculations of projected changes in net interest income and economic value of equity. Also, the model does not make estimates related to changes in the composition of the deposit portfolio that could occur due to rate competition, and the table does not necessarily reflect changes that management would make to realign the portfolio as a result of changes in interest rates. As described in more detail below, the Corporation made changes in the estimated rate sensitivity of nonmaturity deposits in the March 31, 2023 analysis presented in Table XI.

The Corporation’s Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. The policy limits acceptable fluctuations in net interest income from the baseline (flat rates) one-year scenario and variances in the economic value of equity from the baseline values based on current rates.

Table XI, which follows this discussion, is based on the results of calculations performed using the simulation model as of March 31, 2023 and December 31, 2022. In the analysis based on March 31, 2023 data, the amounts of net interest income and economic value of equity decrease in the upward rate scenarios. Further, net interest income also decreases slightly in the downward rate scenarios, reflecting the limitations on the benefit of falling rates on some deposit types due to a 0% assumed floor. The results based on March 31, 2023 data as presented in Table XI are significantly different from the results based on the modeling performed using December 31, 2022 data which showed the net interest income profile to be asset-sensitive. In the analysis based on March 31, 2023 data, management assumed that, in rising rate scenarios, the average rate to be paid on interest checking, savings and money market accounts would increase by a higher percentage of the baseline scenario as compared to the assumptions used in the December 31, 2022 analysis. This change reflects management’s assessment that, in light of significant increases in short-term interest rates that have occurred over the course of 2022 and year-to-date in 2023, the Corporation’s deposit rates would increase to a greater extent if such scenarios would occur. The Table also shows that as of the respective dates, despite the impact of the modeling changes related to deposits, the changes in net interest income and changes in economic value were within the policy limits in all scenarios.

Under U.S. generally accepted accounting principles, available-for-sale debt securities are carried at fair value as of each balance sheet date. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

in accumulated other comprehensive income (loss) within stockholders’ equity. Increases in interest rates have caused the fair value of the Corporation’s available-for-sale debt securities to decrease, resulting in an accumulated other comprehensive loss of $43.3 million at March 31, 2023. In contrast, most of the Corporation’s other financial instruments, including loans receivable (held for investment), deposits and borrowed funds are carried on the balance sheet at historical cost without adjustment for the impact of changes in interest rates.

TABLE XI – THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

March 31, 2023 Data
(In Thousands)	Period Ending March 31, 2024

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$135,866	$58,067	$77,799	(13.6)%	25.0%
+300	130,871	47,820	83,051	(7.7)%	20.0%
+200	125,884	38,979	86,905	(3.5)%	15.0%
+100	120,817	31,419	89,398	(0.7)%	10.0%
0	115,538	25,510	90,028	0.0%	0.0%
-100	110,114	21,921	88,193	(2.0)%	10.0%
-200	104,633	18,562	86,071	(4.4)%	15.0%

	Economic Value of Equity at March 31, 2023

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$328,395	(24.8)%	50.0%
+300	364,273	(16.6)%	45.0%
+200	395,634	(9.4)%	35.0%
+100	421,298	(3.5)%	25.0%
0	436,769	0.0%	0.0%
-100	439,414	0.6%	25.0%
-200	439,736	0.7%	35.0%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2022 Data
(In Thousands)	Period Ending December 31, 2023

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$131,145	$34,767	$96,378	8.9%	25.0%
+300	125,127	30,816	94,311	6.6%	20.0%
+200	119,561	26,864	92,697	4.8%	15.0%
+100	113,703	22,912	90,791	2.6%	10.0%
0	107,451	18,961	88,490	0.0%	0.0%
-100	101,048	15,516	85,532	(3.3)%	10.0%
-200	94,854	13,240	81,614	(7.8)%	15.0%

	Economic Value of Equity at December 31, 2022

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$498,368	0.3%	50.0%
+300	496,186	(0.1)%	45.0%
+200	501,422	1.0%	35.0%
+100	501,991	1.1%	25.0%
0	496,650	0.0%	0.0%
-100	485,332	(2.3)%	25.0%
-200	468,195	(5.7)%	35.0%

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, the Corporation implemented new CECL accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other significant changes made to the Corporation’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed March 16, 2023 except for the following:

Risks Related to Recent Banking Industry Turmoil

The Corporation is exposed to the risk that when a bank or other financial institution experiences financial difficulties, there could be an adverse “contagion” impact on other banking institutions. The recent failures of Silicon Valley Bank in California, Signature Bank in New York and First Republic Bank in California during the first and second quarters of 2023 have caused an element of panic and uncertainty in the investor community and among bank customers generally, including, specifically, deposit customers. While the Corporation does not believe that the circumstances of these three failures are necessarily indicators of broader issues for concern with all other banks or with the banking system itself, the failures are likely to reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have negative reputational ramifications for institutions in the banking industry, including, possibly, the Corporation. The Corporation will continue to closely monitor the ongoing events and volatility in the financial services industry, together with any responsive measures taken by the banking regulators to mitigate or manage the turmoil.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Effective February 18, 2021, the Corporation amended its treasury stock repurchase program. Under the amended program, the Corporation is authorized to repurchase up to 1,000,000 shares of the Corporation’s common stock, or 6.25% of the Corporation’s issued and outstanding shares at February 18, 2021. As of March 31, 2023, 752,130 shares have been repurchased under the repurchase program. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions.

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

The following table sets forth a summary of the purchases by the Corporation of its common stock during the first quarter 2023.

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet
			Publicly	be Purchased
	Total Number	Average	Announced	Under
	of Shares	Price Paid	Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
January 1 - 31, 2023	0	$ N/A	674,700	325,300
February 1 - 28, 2023	0	$ N/A	674,700	325,300
March 1 - 31, 2023	77,430	$21.47	752,130	247,870

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Mine Safety Disclosures

Not applicable

Item 5.     Other Information

None

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6.       Exhibits

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of The Corporation’s Form 10-Q filed May 6, 2022

3.2	By-laws	Incorporated by reference to Exhibit 3.1 of The Corporation’s Form 8-K filed February 18, 2022

4.	Instruments defining the rights of Security holders, including Indentures

4.1	Indenture, dated May 19, 2021 between Citizens & Northern Corporation and UMB Bank, National Association, as trustee	Incorporated by reference to Exhibit 4.1 of the Corporation’s Form 8-K filed May 19, 2021

4.2	Form of Subordinated Note	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 of the Corporation’s Form 8-K filed May 19, 2021

4.3	Form of Senior Note	Incorporated by reference to Exhibit 4.3 of the Corporation’s Form 8-K filed May 19, 2021

10.1	Employment agreement dated February 1, 2023 between the Corporation and Kelley A. Cwiklinski	Filed herewith

31.	Rule 13a-14(a)/15d-14(a) certifications:

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32.	Section 1350 certifications	Filed herewith

101.INS	Inline XBRL Instance Document.	Filed herewith

101.SCH	Inline XBRL Schema Document.	Filed herewith

101.CAL	Inline XBRL Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Presentation Linkbase Document.	Filed herewith

104	The cover page of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (contained in Exhibit 101).	Filed herewith

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

May 5, 2023	By: /s/ J. Bradley Scovill
Date	President and Chief Executive Officer

May 5, 2023	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer