Form 10-Q
period 2023-06-30
CITIZENS & NORTHERN CORP
filed 2023-08-08
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	15,256,575 Shares Outstanding on August 4, 2023

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data) (Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks:
Noninterest-bearing	$24,620	$25,811
Interest-bearing	27,142	29,237
Total cash and due from banks	51,762	55,048
Available-for-sale debt securities, at fair value	445,695	498,033

Loans receivable	1,814,510	1,740,040
Allowance for credit losses on loans	(19,056)	(16,615)
Loans, net	1,795,454	1,723,425

Bank-owned life insurance	31,504	31,214
Accrued interest receivable	8,439	8,653
Bank premises and equipment, net	20,970	21,574
Foreclosed assets held for sale	459	275
Deferred tax asset, net	20,687	20,884
Goodwill	52,505	52,505
Core deposit intangibles, net	2,673	2,877
Other assets	40,632	39,819
TOTAL ASSETS	$2,470,780	$2,454,307

LIABILITIES
Deposits:
Noninterest-bearing	$509,657	$563,843
Interest-bearing	1,500,461	1,433,750
Total deposits	2,010,118	1,997,593
Short-term borrowings	31,431	80,062
Long-term borrowings - FHLB advances	115,263	62,347
Senior notes, net	14,798	14,765
Subordinated debt, net	24,661	24,607
Accrued interest and other liabilities	26,392	25,608
TOTAL LIABILITIES	2,222,663	2,204,982

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 30,000,000 shares;
issued 16,030,172 and outstanding 15,268,096 at June 30, 2023;
issued 16,030,172 and outstanding 15,518,819 at December 31, 2022	16,030	16,030
Paid-in capital	143,661	143,950
Retained earnings	153,725	151,743
Treasury stock, at cost; 762,076 shares at June 30, 2023 and 511,353
shares at December 31, 2022	(17,226)	(12,520)
Accumulated other comprehensive loss	(48,073)	(49,878)
TOTAL STOCKHOLDERS' EQUITY	248,117	249,325
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,470,780	$2,454,307

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income

(In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans:
Taxable	$24,362	$17,927	$46,793	$36,476
Tax-exempt	564	467	1,135	921
Income from available-for-sale debt securities:
Taxable	2,152	2,036	4,363	4,005
Tax-exempt	610	768	1,250	1,490
Other interest and dividend income	323	111	609	190
Total interest and dividend income	28,011	21,309	54,150	43,082
INTEREST EXPENSE
Interest on deposits	5,099	1,130	8,329	2,040
Interest on short-term borrowings	1,144	122	2,241	123
Interest on long-term borrowings - FHLB advances	1,056	55	1,737	104
Interest on senior notes, net	119	120	239	238
Interest on subordinated debt, net	231	257	461	620
Total interest expense	7,649	1,684	13,007	3,125
Net interest income	20,362	19,625	41,143	39,957
Provision for credit losses	812	308	460	1,199
Net interest income after provision for credit losses	19,550	19,317	40,683	38,758
NONINTEREST INCOME
Trust revenue	1,804	1,715	3,581	3,501
Brokerage and insurance revenue	365	566	795	1,088
Service charges on deposit accounts	1,388	1,322	2,678	2,557
Interchange revenue from debit card transactions	1,010	1,056	2,017	2,019
Net gains from sale of loans	139	220	213	602
Loan servicing fees, net	190	358	312	568
Increase in cash surrender value of life insurance	152	137	290	272
Other noninterest income	1,587	1,456	2,358	2,044
Realized (losses) gains on available-for-sale debt securities, net	(1)	(1)	6	1
Total noninterest income	6,634	6,829	12,250	12,652
NONINTEREST EXPENSE
Salaries and employee benefits	10,777	10,265	22,204	20,872
Net occupancy and equipment expense	1,323	1,308	2,725	2,719
Data processing and telecommunications expense	1,900	1,720	3,836	3,343
Automated teller machine and interchange expense	395	347	870	731
Pennsylvania shares tax	404	488	807	976
Professional fees	564	480	1,501	969
Other noninterest expense	3,359	2,431	5,866	4,315
Total noninterest expense	18,722	17,039	37,809	33,925
Income before income tax provision	7,462	9,107	15,124	17,485
Income tax provision	1,419	1,618	2,828	3,101
NET INCOME	$6,043	$7,489	$12,296	$14,384
EARNINGS PER COMMON SHARE - BASIC	$0.39	$0.48	$0.80	$0.92
EARNINGS PER COMMON SHARE - DILUTED	$0.39	$0.48	$0.80	$0.92

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Net income	$6,043	$7,489	$12,296	$14,384

Available-for-sale debt securities:
Unrealized holding (losses) gains on available-for-sale debt securities	(6,663)	(20,018)	2,330	(52,043)
Reclassification adjustment for losses (gains) realized in income	1	1	(6)	(1)
Other comprehensive (loss) income on available-for-sale debt securities	(6,662)	(20,017)	2,324	(52,044)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	0	0	(8)	133
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(14)	(11)	(28)	(22)
Other comprehensive (loss) income on pension and postretirement obligations	(14)	(11)	(36)	111

Other comprehensive (loss) income before income tax	(6,676)	(20,028)	2,288	(51,933)
Income tax related to other comprehensive loss (income)	1,400	4,204	(483)	10,905

Net other comprehensive (loss) income	(5,276)	(15,824)	1,805	(41,028)

Comprehensive income (loss)	$767	$(8,335)	$14,101	$(26,644)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,296	$14,384
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	460	1,199
Realized gains on available-for-sale debt securities, net	(6)	(1)
Net amortization of securities	1,038	1,394
Increase in cash surrender value of life insurance	(290)	(272)
Depreciation and amortization of bank premises and equipment	1,104	1,013
Net accretion of purchase accounting adjustments	(158)	(727)
Stock-based compensation	695	781
Deferred income taxes	153	461
Decrease (increase) in fair value of servicing rights	95	(152)
Gains on sales of loans, net	(213)	(602)
Origination of loans held for sale	(6,552)	(22,526)
Proceeds from sales of loans held for sale	6,768	22,122
Increase in accrued interest receivable and other assets	(351)	(2,151)
Increase (decrease) in accrued interest payable and other liabilities	2,291	(986)
Other	13	80
Net Cash Provided by Operating Activities	17,343	14,017
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	1,750	250
Proceeds from sales of available-for-sale debt securities	18,357	0
Proceeds from calls and maturities of available-for-sale debt securities	35,273	30,066
Purchase of available-for-sale debt securities	(2,000)	(92,661)
Redemption of Federal Home Loan Bank of Pittsburgh stock	12,975	4,763
Purchase of Federal Home Loan Bank of Pittsburgh stock	(13,577)	(8,893)
Net increase in loans	(73,725)	(92,292)
Purchase of premises and equipment	(551)	(2,161)
Proceeds from sale of foreclosed assets	0	290
Other	109	100
Net Cash Used in Investing Activities	(21,389)	(160,538)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	12,545	39,309
Net (decrease) increase in short-term borrowings	(48,631)	88,239
Proceeds from long-term borrowings - FHLB advances	60,000	20,290
Repayments of long-term borrowings - FHLB advances	(7,052)	(11,405)
Redemption of subordinated debt	0	(8,500)
Sale of treasury stock	0	141
Purchases of treasury stock	(6,500)	(9,081)
Common dividends paid	(7,852)	(7,983)
Net Cash Provided by Financing Activities	2,510	111,010
DECREASE IN CASH AND CASH EQUIVALENTS	(1,536)	(35,511)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,698	95,848
CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,162	$60,337
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Decrease in accrued purchase of available-for-sale debt securities	$(2,000)	$0
Assets acquired through foreclosure of real estate loans	$184	$51
Leased assets obtained in exchange for new operating lease liabilities	$3	$904
Interest paid	$12,379	$3,310
Income taxes paid	$2,807	$2,276

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data) (Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Three Months Ended June 30, 2023	Shares	Shares	Stock	Capital	Earnings	Loss	Stock	Total
Balance, March 31, 2023	16,030,172	545,137	$16,030	$143,395	$151,990	$(42,797)	$(13,050)	$255,568
Net income					6,043			6,043
Other comprehensive loss, net						(5,276)		(5,276)
Cash dividends declared on common stock, $.28 per share					(4,308)			(4,308)
Shares issued for dividend reinvestment plan		(22,992)		(117)			524	407
Forfeiture of restricted stock		2,744		65			(65)	0
Stock-based compensation expense				318				318
Treasury stock purchases		237,187					(4,635)	(4,635)
Balance, June 30, 2023	16,030,172	762,076	$16,030	$143,661	$153,725	$(48,073)	$(17,226)	$248,117

Three Months Ended June 30, 2022
Balance, March 31, 2022	16,030,172	311,449	$16,030	$142,991	$145,073	$(20,178)	$(7,708)	$276,208
Net income					7,489			7,489
Other comprehensive loss, net						(15,824)		(15,824)
Cash dividends declared on common stock, $.28 per share					(4,375)			(4,375)
Shares issued for dividend reinvestment plan		(17,068)		(10)			419	409
Forfeiture of restricted stock		1,072		23			(23)	0
Stock-based compensation expense				413				413
Treasury stock purchases		235,505					(5,701)	(5,701)
Balance, June 30, 2022	16,030,172	530,958	$16,030	$143,417	$148,187	$(36,002)	$(13,013)	$258,619

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Six Months Ended June 30, 2023	Shares	Shares	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Balance, December 31, 2022	16,030,172	511,353	$16,030	$143,950	$151,743	$(49,878)	$(12,520)	$249,325
Adoption of ASU 2016-13 (CECL)					(1,652)			(1,652)
Net income					12,296			12,296
Other comprehensive income, net						1,805		1,805
Cash dividends declared on common stock, $.56 per share					(8,662)			(8,662)
Shares issued for dividend reinvestment plan		(40,687)		(146)			956	810
Restricted stock granted		(53,788)		(1,314)			1,314	0
Forfeiture of restricted stock		21,966		476			(476)	0
Stock-based compensation expense				695				695
Purchase of restricted stock for tax withholding		8,615					(203)	(203)
Treasury stock purchases		314,617					(6,297)	(6,297)
Balance, June 30, 2023	16,030,172	762,076	$16,030	$143,661	$153,725	$(48,073)	$(17,226)	$248,117

Six Months Ended June 30, 2022
Balance, December 31, 2021	16,030,172	271,082	$16,030	$144,453	$142,612	$5,026	$(6,716)	$301,405
Net income					14,384			14,384
Other comprehensive loss, net						(41,028)		(41,028)
Cash dividends declared on common stock, $.56 per share					(8,809)			(8,809)
Shares issued for dividend reinvestment plan		(33,202)		2			824	826
Shares issued from treasury related to exercise of stock options		(7,024)		(34)			175	141
Restricted stock granted		(78,243)		(1,932)			1,932	0
Forfeiture of restricted stock		7,144		147			(147)	0
Stock-based compensation expense				781				781
Purchase of restricted stock for tax withholding		6,054					(153)	(153)
Treasury stock purchases		365,147					(8,928)	(8,928)
Balance, June 30, 2022	16,030,172	530,958	$16,030	$143,417	$148,187	$(36,002)	$(13,013)	$258,619

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

Operating results reported for the six-month period ended June 30, 2023 might not be indicative of the results for the year ending December 31, 2023. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Effective January 1, 2023, the Corporation adopted ASC 326 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”). The following table illustrates the impact from the adoption of ASC 326:

	As Reported
	Under	Pre-ASC 326	Impact of
	ASC 326	Adoption	ASC 326
(In Thousands)	January 1, 2023	December 31, 2022	Adoption
Loans receivable	$1,740,846	$1,740,040	$806
Allowance for credit losses on loans	$18,719	$16,615	$2,104
Allowance for credit losses on off-balance sheet exposures (included in accrued interest and other liabilities)	1,218	425	793
Deferred tax asset, net	21,323	20,884	439
Retained earnings	150,091	151,743	(1,652)

The Corporation adopted ASC 326 using the prospective transition approach for PCD assets that were previously classified as purchased credit impaired (“PCI”) under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2023, the amortized cost basis of PCD assets was adjusted to establish the allowance for credit losses. Essentially all of the PCD loans were reported as nonaccrual loans at January 1, 2023 and June 30, 2023.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit losses when management believes an available-for-sale debt security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2023, there was no allowance for credit losses related to the available-for-sale portfolio.

Accrued interest receivable on available-for-sale debt securities totaled $2,202,000 at June 30, 2023 and was excluded from the estimate of credit losses.

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

Accrued interest receivable on loans totaled $6,217,000 at June 30, 2023 and was excluded from the estimate of credit losses.

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
Political subdivisions
Commercial construction and land
Other commercial loans
Residential mortgage loans, further broken down into the following classes:
1-4 Family – residential
1-4 Family residential construction and land
Consumer loans, further broken down into the following classes:
Consumer lines of credit (including HELOCs)
All other consumer

In determining the pools for collective evaluation, management uses a combination of loan purpose, collateral and payment type (for example, lines of credit vs. amortizing). The pools identified are similar to the loan classes used in the Corporation’s financial reporting for several years, with several exceptions including the following which are of the most significance:

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

Estimation Method - WARM (Weighted-Average Remaining Maturity Method)

In applying the WARM method, for each pool identified above, the Corporation determined the annual net charge-offs as a percentage of average total loan balances (net charge-off percentage). In the January 1, 2023 calculation, the Corporation used the annualized net charge-off percentage over the prior 5 calendar years. In the June 30, 2023 calculation, the Corporation used the net charge-off percentage for the 5.5-year period ended June 30, 2023. For each loan pool, the average annualized net charge-off percentage was multiplied by the estimated weighted-average remaining average life of the loans to calculate the loss rate.

The calculation of the estimated weighted-average remaining life of each loan pool was based on instrument-level data, with contractual principal payments adjusted for the estimated impact of prepayments. Commercial lines of credit and other revolving credit facilities were generally assumed to be repaid after 1 year. The estimated weighted-average remaining life of the entire portfolio was calculated to be 4.20 years at June 30, 2023 and 4.36 years at January 1, 2023. Management determined that use of the Corporation’s net charge-off experience over a 5.5-year period at June 30, 2023 and 5-year period at January 1, 2023 would provide a reasonable time period to include in the WARM expected loss rate calculations in relationship to the weighted-average life of the portfolio overall and to each of the pools.

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

The Corporation records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Corporation’s statements of income. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for off-balance sheet exposures is included in accrued interest and other liabilities in the Corporation’s unaudited consolidated balance sheets and the related credit expense is recorded in the provision for credit losses in the unaudited consolidated statements of income.

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

(In Thousands, Except Share and Per Share Data)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Basic
Net income	$6,043	$7,489	$12,296	$14,384
Less: Dividends and undistributed earnings allocated to participating securities	(47)	(70)	(99)	(130)
Net income attributable to common shares	$5,996	$7,419	$12,197	$14,254
Basic weighted-average common shares outstanding	15,231,505	15,441,564	15,320,101	15,542,959
Basic earnings per common share (a)	$0.39	$0.48	$0.80	$0.92
Diluted
Net income attributable to common shares	$5,996	$7,419	$12,197	$14,254
Basic weighted-average common shares outstanding	15,231,505	15,441,564	15,320,101	15,542,959
Dilutive effect of potential common stock arising from stock options	0	3,009	265	3,360
Diluted weighted-average common shares outstanding	15,231,505	15,444,573	15,320,366	15,546,319
Diluted earnings per common share (a)	$0.39	$0.48	$0.80	$0.92
Weighted-average nonvested restricted shares outstanding	120,300	145,132	124,343	141,656
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the consolidated statements of income, less earnings allocated to non-vested restricted shares with nonforfeitable dividends (participating securities).

Anti-dilutive stock options are excluded from earnings per share calculations. The weighted-average number of anti-dilutive instruments outstanding was 8,988 in the three-month period ended June 30, 2023 and 0 in the six-month period ended June 30, 2023. There were no anti-dilutive instruments outstanding in the three-month and six-month periods ended June 30, 2022.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

3. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended June 30, 2023
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(6,663)	$1,397	$(5,266)
Reclassification adjustment for losses realized in income	1	0	1
Other comprehensive loss from available-for-sale debt securities	(6,662)	1,397	(5,265)
Unfunded pension and postretirement obligations:
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(14)	3	(11)
Other comprehensive loss on unfunded retirement obligations	(14)	3	(11)
Total other comprehensive loss	$(6,676)	$1,400	$(5,276)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended June 30, 2022
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(20,018)	$4,202	$(15,816)
Reclassification adjustment for losses realized in income	1	0	1
Other comprehensive loss from available-for-sale debt securities	(20,017)	4,202	(15,815)
Unfunded pension and postretirement obligations:
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(11)	2	(9)
Other comprehensive loss on unfunded retirement obligations	(11)	2	(9)
Total other comprehensive loss	$(20,028)	$4,204	$(15,824)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2023
Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$2,330	$(491)	$1,839
Reclassification adjustment for (gains) realized in income	(6)	1	(5)
Other comprehensive income from available-for-sale debt securities	2,324	(490)	1,834
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	(8)	1	(7)
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(28)	6	(22)
Other comprehensive loss on unfunded retirement obligations	(36)	7	(29)
Total other comprehensive income	$2,288	$(483)	$1,805

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2022
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(52,043)	$10,928	$(41,115)
Reclassification adjustment for (gains) realized in income	(1)	0	(1)
Other comprehensive loss from available-for-sale debt securities	(52,044)	10,928	(41,116)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	133	(27)	106
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(22)	4	(18)
Other comprehensive income on unfunded retirement obligations	111	(23)	88
Total other comprehensive loss	$(51,933)	$10,905	$(41,028)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amounts shown in the table immediately above are included in the following line items in the consolidated statements of income:

Affected Line Item in the
Description	Consolidated Statements of Income
Reclassification adjustment for losses (gains) realized in income (before-tax)	Realized (losses) gains on available-for-sale debt securities, net
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost (before-tax)	Other noninterest expense
Income tax effect	Income tax provision

Changes in the components of accumulated other comprehensive (loss) income are as follows and are presented net of tax:

(In Thousands)	Unrealized		Accumulated
	(Losses)	Unfunded	Other
	Gains	Retirement	Comprehensive
	on Securities	Obligations	(Loss) Income
Three Months Ended June 30, 2023
Balance, beginning of period	$(43,271)	$474	$(42,797)
Other comprehensive loss during three months ended June 30, 2023	(5,265)	(11)	(5,276)
Balance, end of period	$(48,536)	$463	$(48,073)

Three Months Ended June 30, 2022
Balance, beginning of period	$(20,492)	$314	$(20,178)
Other comprehensive loss during three months ended June 30, 2022	(15,815)	(9)	(15,824)
Balance, end of period	$(36,307)	$305	$(36,002)

(In Thousands)	Unrealized		Accumulated
	(Losses)	Unfunded	Other
	Gains	Retirement	Comprehensive
	on Securities	Obligations	(Loss) Income
Six Months Ended June 30, 2023
Balance, beginning of period	$(50,370)	$492	$(49,878)
Other comprehensive income during six months ended June 30, 2023	1,834	(29)	1,805
Balance, end of period	$(48,536)	$463	$(48,073)

Six Months Ended June 30, 2022
Balance, beginning of period	$4,809	$217	$5,026
Other comprehensive loss during six months ended June 30, 2022	(41,116)	88	(41,028)
Balance, end of period	$(36,307)	$305	$(36,002)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

4. CASH AND DUE FROM BANKS

Cash and due from banks at June 30, 2023 and December 31, 2022 include the following:

(In Thousands)	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$46,162	$47,698
Certificates of deposit	5,600	7,350
Total cash and due from banks	$51,762	$55,048

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

5. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at June 30, 2023 and December 31, 2022 are summarized as follows:

(In Thousands)	June 30, 2023
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$33,931	$0	$(3,188)	$30,743
Obligations of U.S. Government agencies	22,899	0	(2,347)	20,552
Bank holding company debt securities	28,948	0	(5,623)	23,325
Obligations of states and political subdivisions:
Tax-exempt	125,247	245	(12,322)	113,170
Taxable	65,715	0	(10,013)	55,702
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	105,027	0	(12,232)	92,795
Residential collateralized mortgage obligations	40,444	0	(4,547)	35,897
Commercial mortgage-backed securities	76,780	0	(11,263)	65,517
Private label commercial mortgage-backed securities	8,141	0	(147)	7,994
Total available-for-sale debt securities	$507,132	$245	$(61,682)	$445,695

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	December 31, 2022
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$35,166	$0	$(3,330)	$31,836
Obligations of U.S. Government agencies	25,938	0	(2,508)	23,430
Bank holding company debt securities	28,945	0	(3,559)	25,386
Obligations of states and political subdivisions:
Tax-exempt	146,149	319	(13,845)	132,623
Taxable	68,488	0	(11,676)	56,812
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	112,782	0	(12,841)	99,941
Residential collateralized mortgage obligations	44,868	0	(4,572)	40,296
Commercial mortgage-backed securities	91,388	0	(11,702)	79,686
Private label commercial mortgage-backed securities	8,070	2	(49)	8,023
Total available-for-sale debt securities	$561,794	$321	$(64,082)	$498,033

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions aggregated by length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022:

June 30, 2023	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$0	$0	$30,743	$(3,188)	$30,743	$(3,188)
Obligations of U.S. Government agencies	6,315	(334)	14,237	(2,013)	20,552	(2,347)
Bank holding company debt securities	0	0	23,325	(5,623)	23,325	(5,623)
Obligations of states and political subdivisions:
Tax-exempt	11,923	(306)	97,304	(12,016)	109,227	(12,322)
Taxable	2,657	(93)	53,045	(9,920)	55,702	(10,013)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	14,150	(667)	78,645	(11,565)	92,795	(12,232)
Residential collateralized mortgage obligations	2,780	(101)	33,117	(4,446)	35,897	(4,547)
Commercial mortgage-backed securities	10,755	(519)	54,762	(10,744)	65,517	(11,263)
Private label commercial mortgage-backed securities	7,994	(147)	0	0	7,994	(147)
Total temporarily impaired available-for-sale debt securities	$56,574	$(2,167)	$385,178	$(59,515)	$441,752	$(61,682)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2022	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$20,192	$(1,939)	$11,644	$(1,391)	$31,836	$(3,330)
Obligations of U.S. Government agencies	8,509	(430)	12,921	(2,078)	21,430	(2,508)
Bank holding company debt securities	14,248	(1,697)	11,138	(1,862)	25,386	(3,559)
Obligations of states and political subdivisions:
Tax-exempt	106,204	(11,023)	15,153	(2,822)	121,357	(13,845)
Taxable	28,901	(4,739)	27,761	(6,937)	56,662	(11,676)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	45,410	(4,226)	54,531	(8,615)	99,941	(12,841)
Residential collateralized mortgage obligations	28,670	(2,042)	11,626	(2,530)	40,296	(4,572)
Commercial mortgage-backed securities	40,408	(2,585)	39,278	(9,117)	79,686	(11,702)
Private label commercial mortgage-backed securities	4,762	(49)	0	0	4,762	(49)
Total temporarily impaired available-for-sale debt securities	$297,304	$(28,730)	$184,052	$(35,352)	$481,356	$(64,082)

Gross realized gains and losses from available-for-sale debt securities were as follows:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Gross realized gains from sales	$9	$2	$89	$4
Gross realized losses from sales	(10)	(3)	(83)	(3)
Net realized (losses) gains	$(1)	$(1)	$6	$1

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of June 30, 2023. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	June 30, 2023
	Amortized	Fair
	Cost	Value
Due in one year or less	$10,074	$9,912
Due from one year through five years	71,016	65,803
Due from five years through ten years	78,731	67,990
Due after ten years	116,919	99,787
Sub-total	276,740	243,492
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	105,027	92,795
Residential collateralized mortgage obligations	40,444	35,897
Commercial mortgage-backed securities	76,780	65,517
Private label commercial mortgage-backed securities	8,141	7,994
Total	$507,132	$445,695

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Investment securities carried at $213,954,000 at June 30, 2023 and $277,302,000 at December 31, 2022 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements and Note 11 for information related to securities pledged against interest rate swap obligations.

A summary of information management considered in evaluating debt and equity securities for credit losses at June 30, 2023 and December 31, 2022 is provided below.

Debt Securities

As reflected in the table above, gross unrealized holding losses on available-for-sale debt securities totaled $61,682,000 at June 30, 2023 and $64,082,000 at December 31, 2022. At June 30, 2023, the Corporation does not have the intent to sell, nor is it more likely than not it will be required to sell, these securities before it is able to recover the amortized cost basis. The unrealized holding losses were consistent with significant increases in market interest rates that occurred in 2022 and 2023.

At June 30, 2023 and December 31, 2022, management performed an assessment for possible credit losses of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. At June 30, 2023 and December 31, 2022, all of the Corporation’s holdings of bank holding company debt securities, obligations of states and political subdivisions and private label commercial mortgage-backed securities were investment grade and there have been no payment defaults.

Based on the results of the assessment, there was no ACL required on available-for-sale debt securities in an unrealized loss position at June 30, 2023 and December 31, 2022.

Equity Securities

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in other assets in the consolidated balance sheets, was $14,770,000 at June 30, 2023 and $14,168,000 at December 31, 2022. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at June 30, 2023 and December 31, 2022. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

The Corporation has a marketable equity security included in other assets in the consolidated balance sheets with a carrying value of $859,000 at June 30, 2023 and December 31, 2022, consisting exclusively of one mutual fund. There was an unrealized loss on the mutual fund of $141,000 at June 30, 2023 and December 31, 2022. Changes in the unrealized gains or losses on this security, which are included in other noninterest income in the consolidated statements of income, were a loss of $14,000 in the second quarter 2023 and no net gain or loss in the six-month period ended June 30, 2023, and a loss of $31,000 in the second quarter 2022 and a loss of $76,000 in the six-month period ended June 30, 2022.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

6. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable at June 30, 2023 and December 31, 2022 are summarized as follows:

Summary of Loans by Type

(In Thousands)

	June 30,	December 31,
	2023	2022 (1)
Commercial real estate - nonowner occupied	$733,783	$675,597
Commercial real estate - owner occupied	227,801	205,910
All other commercial loans	392,684	410,077
Residential mortgage loans	404,233	393,582
Consumer loans	56,009	54,874
Total	1,814,510	1,740,040
Less: allowance for credit losses on loans	(19,056)	(16,615)
Loans, net	$1,795,454	$1,723,425

(1) Total loans at December 31, 2022 include purchased credit impaired loans of $1,027,000.

In the table above, outstanding loan balances are presented net of deferred loan origination fees, net, of $4,639,000 at June 30, 2023 and $4,725,000 at December 31, 2022.

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

Acquired loans were initially recorded at fair value, with adjustments made to gross amortized cost based on movements in interest rates (market rate adjustment) and based on credit fair value adjustments on non-impaired loans and impaired loans. Subsequently, the Corporation has recognized amortization and accretion of a portion of the market rate adjustments and credit adjustments on performing loans. For the three-month and six-month periods ended June 30, 2023 and 2022, adjustments to the initial market rate and credit fair value adjustments of performing loans were recognized as follows:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Market Rate Adjustment
Adjustments to gross amortized cost of loans at beginning of period	$(968)	$(885)	$(916)	$(637)
(Amortization) accretion recognized in interest income	(32)	19	(84)	(229)
Adjustments to gross amortized cost of loans at end of period	$(1,000)	$(866)	$(1,000)	$(866)
Credit Adjustment on Non-impaired Loans
Adjustments to gross amortized cost of loans at beginning of period	$(1,642)	$(2,782)	$(1,840)	$(3,335)
Accretion recognized in interest income	196	379	394	932
Adjustments to gross amortized cost of loans at end of period	$(1,446)	$(2,403)	$(1,446)	$(2,403)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents an analysis of past due loans as of June 30, 2023:

(In Thousands)	As of June 30, 2023
	Past Due	Past Due
	30-89	90+	Nonaccrual	Current	Total
	Days	Days	Loans	Loans	Loans
Commercial real estate - nonowner occupied	$2,422	$272	$5,973	$725,116	$733,783
Commercial real estate - owner occupied	0	141	1,598	226,062	227,801
All other commercial loans	114	145	1,528	390,897	392,684
Residential mortgage loans	1,302	512	3,471	398,948	404,233
Consumer loans	871	94	257	54,787	56,009
Total	$4,709	$1,164	$12,827	$1,795,810	$1,814,510

The following table presents an analysis of past due loans as of December 31, 2022:

(In Thousands)	As of December 31, 2022
	Past Due	Past Due
	30-89	90+	Nonaccrual	Current	Total
	Days	Days	Loans	Loans	Loans
Commercial real estate - nonowner occupied	$644	$947	$6,350	$667,656	$675,597
Commercial real estate - owner occupied	723	141	19	204,099	204,982
All other commercial loans	537	151	11,528	397,762	409,978
Residential mortgage loans	4,540	866	3,974	384,202	393,582
Consumer loans	635	132	187	53,920	54,874
Purchased credit impaired	0	0	1,027	0	1,027
Total	$7,079	$2,237	$23,085	$1,707,639	$1,740,040

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents the recorded investment in loans by credit quality indicators by year of origination as of June 30, 2023:

(In Thousands)	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial real estate - nonowner occupied
Pass	$67,743	$189,214	$94,135	$56,150	$81,629	$219,042	$0	$707,913
Special Mention	0	0	1,509	0	121	11,124	0	12,754
Substandard	0	0	0	2,603	654	9,859	0	13,116
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - nonowner occupied	$67,743	$189,214	$95,644	$58,753	$82,404	$240,025	$0	$733,783

Current period gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - owner occupied
Pass	$23,074	$37,121	$51,575	$13,599	$17,942	$78,363	$0	$221,674
Special Mention	0	0	2,667	0	0	223	0	2,890
Substandard	0	0	0	0	0	3,237	0	3,237
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - owner occupied	$23,074	$37,121	$54,242	$13,599	$17,942	$81,823	$0	$227,801

Current period gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0

All other commercial loans
Pass	$28,723	$94,383	$59,295	$30,016	$17,947	$30,125	$111,591	$372,080
Special Mention	0	0	4,014	0	0	506	343	4,863
Substandard	0	1,926	60	444	2,292	1,166	9,853	15,741
Doubtful	0	0	0	0	0	0	0	0
Total all other commercial loans	$28,723	$96,309	$63,369	$30,460	$20,239	$31,797	$121,787	$392,684

Current period gross charge-offs	$0	$0	$0	$0	$0	$0	$5	$5

Residential mortgage loans
Pass	$30,740	$89,266	$57,871	$41,629	$34,324	$145,357	$0	$399,187
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	291	371	4,384	0	5,046
Doubtful	0	0	0	0	0	0	0	0
Total residential mortgage loans	$30,740	$89,266	$57,871	$41,920	$34,695	$149,741	$0	$404,233

Current period gross charge-offs	$0	$0	$0	$0	$0	$33	$0	$33

Consumer loans
Pass	$8,323	$14,132	$2,637	$1,507	$329	$1,128	$27,021	$55,077
Special Mention	0	0	0	0	0	0	0	0
Substandard	262	0	1	8	10	79	572	932
Doubtful	0	0	0	0	0	0	0	0
Total consumer loans	$8,585	$14,132	$2,638	$1,515	$339	$1,207	$27,593	$56,009

Current period gross charge-offs	$0	$84	$0	$18	$3	$3	$55	$163

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents the recorded investment in loans by credit quality indicators as of December 31, 2022:

		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate - nonowner occupied	$654,430	$9,486	$11,681	$0	$675,597
Commercial real estate - owner occupied	202,702	1,909	371	0	204,982
All other commercial loans	383,846	2,516	23,616	0	409,978
Residential mortgage loans	387,944	0	5,638	0	393,582
Consumer loans	54,353	0	521	0	54,874
Purchased credit impaired	0	0	1,027	0	1,027
Total	$1,683,275	$13,911	$42,854	$0	$1,740,040

The following table is a summary of the Corporation’s nonaccrual loans by major categories for the periods indicated.

	June 30, 2023			December 31, 2022
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
(In Thousands)	No Allowance	with an Allowance	Loans	Nonaccrual Loans
Commercial real estate - nonowner occupied	$1,192	$4,781	$5,973	$6,350
Commercial real estate - owner occupied	797	801	1,598	19
All other commercial loans	1,325	203	1,528	11,528
Residential mortgage loans	3,471	0	3,471	3,974
Consumer loans	257	0	257	187
Purchased credit impaired	0	0	0	1,027
Total	$7,042	$5,785	$12,827	$23,085

The Corporation recognized $196,000 and $427,000 of interest income on nonaccrual loans during the three months and six months ended June 30, 2023, respectively.

The following table represents the accrued interest receivable written off by reversing interest income during the three-month and six-month periods ended June 30, 2023:

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2023	June 30, 2023
Commercial real estate - nonowner occupied	$0	$26
Residential mortgage loans	3	6
Consumer loans	0	2
Total	$3	$34

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

The following table details the amortized cost of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses on loans allocated to these loans:

	June 30, 2023
	Amortized
(In Thousands)	Cost	Allowance
Commercial real estate - nonowner occupied	$5,973	$465
Commercial real estate - owner occupied	1,598	156
All other commercial loans	1,528	99
Total	$9,099	$720

The following table summarizes the activity related to the allowance for credit losses for the three and six months ended June 30, 2023 under the CECL methodology.

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Unallocated	Total
Balance, March 31, 2023	$9,654	$1,942	$3,580	$2,864	$306	$0	$18,346
Charge-offs	0	0	0	(14)	(120)	0	(134)
Recoveries	0	0	0	1	7	0	8
Provision (credit) for credit losses on loans	949	83	106	(387)	85	0	836
Balance, June 30, 2023	$10,603	$2,025	$3,686	$2,464	$278	$0	$19,056

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Unallocated	Total
Balance, December 31, 2022	$6,305	$1,942	$4,142	$2,751	$475	$1,000	$16,615
Adoption of ASU 2016-13 (CECL)	3,763	7	(88)	(344)	(234)	(1,000)	2,104
Charge-offs	0	0	(5)	(33)	(163)	0	(201)
Recoveries	0	0	0	2	12	0	14
Provision (credit) for credit losses on loans	535	76	(363)	88	188	0	524
Balance, June 30, 2023	$10,603	$2,025	$3,686	$2,464	$278	$0	$19,056

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Prior to the adoption of ASC 326 on January 1, 2023, the Corporation calculated the allowance for loan losses under the incurred loss methodology. The following tables are disclosed related to the allowance for loan losses in prior periods.

Three Months Ended June 30, 2022	March 31, 2022				June 30, 2022
(In Thousands)	Balance	Charge-offs	Recoveries	Provision (Credit)	Balance
Allowance for Loan Losses:
Commercial:
Commercial loans secured by real estate	$5,017	$0	$0	$(35)	$4,982
Commercial and industrial	2,841	0	0	(49)	2,792
Commercial construction and land	391	0	0	124	515
Loans secured by farmland	129	0	0	(17)	112
Multi-family (5 or more) residential	367	0	0	(28)	339
Agricultural loans	27	0	0	(4)	23
Other commercial loans	150	0	0	(19)	131
Total commercial	8,922	0	0	(28)	8,894
Residential mortgage:
Residential mortgage loans - first liens	3,810	0	1	(122)	3,689
Residential mortgage loans - junior liens	181	0	0	(1)	180
Home equity lines of credit	306	0	0	2	308
1-4 Family residential construction	148	0	0	67	215
Total residential mortgage	4,445	0	1	(54)	4,392
Consumer	237	(41)	8	57	261
Unallocated	667	0	0	333	1,000
Total Allowance for Loan Losses	$14,271	$(41)	$9	$308	$14,547

Six Months Ended June 30, 2022	December 31, 2021				June 30, 2022
(In Thousands)	Balance	Charge-offs	Recoveries	Provision (Credit)	Balance
Allowance for Loan Losses:
Commercial:
Commercial loans secured by real estate	$4,405	$0	$0	$577	$4,982
Commercial and industrial	2,723	(150)	0	219	2,792
Commercial construction and land	637	0	0	(122)	515
Loans secured by farmland	115	0	0	(3)	112
Multi-family (5 or more) residential	215	0	0	124	339
Agricultural loans	25	0	0	(2)	23
Other commercial loans	173	0	0	(42)	131
Total commercial	8,293	(150)	0	751	8,894
Residential mortgage:
Residential mortgage loans - first liens	3,650	0	2	37	3,689
Residential mortgage loans - junior liens	184	0	0	(4)	180
Home equity lines of credit	302	0	15	(9)	308
1-4 Family residential construction	202	0	0	13	215
Total residential mortgage	4,338	0	17	37	4,392
Consumer	235	(71)	15	82	261
Unallocated	671	0	0	329	1,000
Total Allowance for Loan Losses	$13,537	$(221)	$32	$1,199	$14,547

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Summary information related to impaired loans at December 31, 2022 is provided in the table immediately below.

(In Thousands)	December 31, 2022
	Unpaid
	Principal	Recorded	Related
	Balance	Investment	Allowance
With no related allowance recorded:
Commercial loans secured by real estate	$8,563	$3,754	$0
Commercial and industrial	12,926	11,163	0
Residential mortgage loans - first liens	506	506	0
Residential mortgage loans - junior liens	68	30	0
Home equity lines of credit	68	68	0
Loans secured by farmland	76	76	0
Agricultural loans	57	57	0
Construction and other land loans	244	244	0
Total with no related allowance recorded	22,508	15,898	0

With a related allowance recorded:
Commercial loans secured by real estate	3,400	3,400	427
Commercial and industrial	60	60	26
Total with a related allowance recorded	3,460	3,460	453
Total	$25,968	$19,358	$453

The average balance of impaired loans and interest income recognized on these impaired loans is as follows:

(In Thousands)			Interest Income Recognized on
	Average Investment in Impaired Loans		Impaired Loans on a Cash Basis
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2022	2022	2022
Commercial:
Commercial loans secured by real estate	$8,967	$9,851	$165	$340
Commercial and industrial	519	1,073	6	203
Commercial construction and land	47	47	0	1
Loans secured by farmland	80	81	0	0
Multi-family (5 or more) residential	0	395	0	1,156
Agricultural loans	60	61	0	2
Total commercial	9,673	11,508	171	1,702
Residential mortgage:
Residential mortgage loans - first lien	585	575	5	12
Residential mortgage loans - junior lien	33	35	3	6
Home equity lines of credit	34	17	1	2
Total residential mortgage	652	627	9	20
Total	$10,325	$12,135	$180	$1,722

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

There were no loans modified to borrowers experiencing financial difficulty in the three-month and six-month periods ended June 30, 2023.

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

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	June 30,	December 31,
	2023	2022
Residential real estate in process of foreclosure	$1,366	$1,229

The Corporation maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, commercial letters of credit and credit enhancement obligations related to residential mortgage loans sold with recourse, when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. The allowance for credit losses for off-balance sheet exposures of $1,154,000 at June 30, 2023 and $425,000 at December 31, 2022, is included in accrued interest and other liabilities on the unaudited, consolidated balance sheets.

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet exposures for the three and six months ended June 30, 2023.

	Three Months	Six Months
	Ended	Ended
(In Thousands)	June 30, 2023	June 30, 2023
Beginning Balance	$1,178	$425
Adjustment to allowance for off-balance sheet exposures for adoption of ASU 2016-13	0	793
Credit for unfunded commitments	(24)	(64)
Balance, June 30, 2023	$1,154	$1,154

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. At June 30, 2023 and December 31, 2022, the net carrying value of goodwill was $52,505,000.

Information related to core deposit intangibles is as follows:

(In Thousands)	June 30,	December 31,
	2023	2022
Gross amount	$6,639	$6,639
Accumulated amortization	(3,966)	(3,762)
Net	$2,673	$2,877

Amortization expense related to core deposit intangibles is included in other noninterest expense in the consolidated statements of income, as follows:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Amortization expense	$102	$109	$204	$219

8. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	June 30,	December 31,
	2023	2022
FHLB-Pittsburgh borrowings	$30,500	$77,000
Customer repurchase agreements	931	3,062
Total short-term borrowings	$31,431	$80,062

The Corporation had available credit with other correspondent banks totaling $95,000,000 at June 30, 2023 and December 31, 2022. These lines of credit are primarily unsecured. No amounts were outstanding at June 30, 2023 or December 31, 2022.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At June 30, 2023, the Corporation had available credit in the amount of $21,903,000 on this line with no outstanding advances. At December 31, 2022, the Corporation had available credit in the amount of $23,107,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with a carrying value of $22,814,000 at June 30, 2023 and $24,113,000 at December 31, 2022.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at June 30, 2023 and December 31, 2022. The carrying value of the underlying securities was $940,000 at June 30, 2023 and $3,080,000 at December 31, 2022.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $1,309,714,000 at June 30, 2023 and $1,209,179,000 at December 31, 2022. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in other assets in the consolidated balance sheets) were $14,770,000 at June 30, 2023 and $14,168,000 at December 31, 2022. The Corporation’s total credit facility with FHLB-Pittsburgh was $882,845,000 at June 30, 2023, including an unused (available) amount

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

of $725,417,000. At December 31, 2022, the Corporation’s total credit facility with FHLB-Pittsburgh was $839,378,000, including an unused (available) amount of $689,279,000.

At June 30, 2023, short-term borrowings included an overnight borrowing from FHLB-Pittsburgh of $5,500,000 at an interest rate of 5.39% and an advance of $25,000,000 maturing in July 2023 with an interest rate of 5.39%. At December 31, 2022, the overnight borrowing from FHLB-Pittsburgh was $77,000,000 at an interest rate of 4.45% with no other short-term advances.

LONG-TERM BORROWINGS – FHLB ADVANCES

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	June 30,	December 31,
	2023	2022
Loan maturing in 2023 with a rate of 3.25%	$2,290	$9,303
Loans maturing in 2024 with a weighted-average rate of 2.89%	29,794	29,813
Loans maturing in 2025 with a weighted-average rate of 4.05%	33,179	23,231
Loans maturing in 2026 with a weighted-average rate of 4.30%	23,969	0
Loans maturing in 2027 with a weighted-average rate of 4.00%	24,031	0
Loan maturing in 2028 with a rate of 3.72%	2,000	0
Total long-term FHLB-Pittsburgh borrowings	$115,263	$62,347

Note: Weighted-average rates are presented as of June 30, 2023.

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

The Senior Notes were recorded, net of debt issuance costs of $337,000, at an initial carrying amount of $14,663,000. Debt issuance costs are amortized over the term of the Senior Notes as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Senior Notes totaling $17,000 in the second quarter 2023 and $33,000 in the six-month period ended June 30, 2023, and $16,000 in the second quarter 2022 and $32,000 in the six month-period ended June 30, 2022, was included in interest expense in the unaudited consolidated statements of income.

At June 30, 2023 and December 31, 2022, outstanding Senior Notes are as follows:

(In Thousands)	June 30,	December 31,
	2023	2022
Senior Notes with an aggregate par value of $15,000,000; bearing interest at 2.75% with an effective interest rate of 3.23%; maturing in June 2026	$14,798	$14,765
Total carrying value	$14,798	$14,765

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

The Subordinated Notes were recorded, net of debt issuance costs of $563,000, at an initial carrying amount of $24,437,000. Debt issuance costs are amortized through June 1, 2026 as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Subordinated Notes totaling $27,000 in the second quarter 2023 and $54,000 in the six-month period ended June 30, 2023, and $26,000 in the second quarter 2022 and $52,000 in the six-month period ended June 30, 2022, was included in interest expense in the unaudited consolidated statements of income.

At June 30, 2023 and December 31, 2022, the carrying amounts of subordinated debt agreements are as follows:

(In Thousands)	June 30,	December 31,
	2023	2022
Agreements with a par value of $25,000,000; bearing interest at 3.25% with an effective interest rate of 3.74%; maturing in June 2031 and redeemable at par in June 2026	$24,661	$24,607
Total carrying value	$24,661	$24,607

9. STOCK-BASED COMPENSATION PLANS

The Corporation had a Stock Incentive Plan for a selected group of officers and an Independent Directors Stock Incentive Plan. The 2023 restricted stock awards under the Stock Incentive Plan vest ratably over three years, and the 2023 restricted stock issued under the Independent Directors Stock Incentive Plan vests over one year. There were no restricted stock awards granted in the three-month period ended June 30, 2023. Following is a summary of restricted stock awards granted in the three-month period ended March 31, 2023:

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

Compensation cost related to restricted stock is recognized based on the fair value of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. Total annual stock-based compensation for the year ending December 31, 2023 is estimated to total $1,352,000. Total stock-based compensation expense attributable to restricted stock awards amounted to $318,000 in the second quarter 2023 and $413,000 in the second quarter 2022. Total stock-based compensation expense attributable to restricted stock awards amount to $695,000 in the six-month period ended June 30, 2023 and $781,000 in the six-month period ended June 30, 2022.

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

The aggregate notional amount of interest rate swaps was $153,714,000 at June 30, 2023 and $155,214,000 at December 31, 2022. There were no interest rate swaps originated in the three or six-month periods ended June 30, 2023 and 2022. There were no gross amounts of interest rate swap-related assets and liabilities not offset in the consolidated balance sheets at June 30, 2023. The net impact on the consolidated statements of income from interest rate swaps was an increase in interest income on loans of $439,000 in the second quarter 2023 and $784,000 in the six-month period ended June 30, 2023 as compared to a reduction in interest income on loans of $220,000 in second quarter 2022 and $537,000 in the six months ended June 30, 2022.

The Corporation has entered into an RPA with another institution as a means to assume a portion of the credit risk associated with a loan structure which includes a derivative instrument, in exchange for fee income commensurate with the risk assumed.  This type of derivative is referred to as an “RPA In.” In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Corporation has provided a loan structured with a derivative, the Corporation purchased an RPA from an institution participating in the facility in exchange for a fee commensurate with the risk shared. This type of derivative is referred to as an “RPA Out.”  The net impact on the consolidated statements of income from RPAs was an increase in other noninterest income of $2,000 in the second quarter 2023 and $18,000 in the six-month period ended June 30, 2023 with no comparable amount in the second  quarter 2022 and in the six months ended June 30, 2022.

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the consolidated balance sheets at June 30, 2023 and December 31, 2022:

(In Thousands)	At June 30, 2023				At December 31, 2022
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
	Amount	Value (1)	Amount	Value (2)	Amount	Value (1)	Amount	Value (2)
Interest rate swap agreements	$76,857	$3,645	$76,857	$3,645	$77,607	$3,638	$77,607	$3,638
RPA Out	7,141	12	0	0	7,200	0	0	0
RPA In	0	0	10,000	14	0	0	10,000	19

(1)	Included in other assets in the consolidated balance sheets.
(2)	Included in accrued interest and other liabilities in the consolidated balance sheets.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation’s agreements with its derivative counterparties provide that if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. Further, if the Corporation were to fail to maintain its status as a well or adequately capitalized institution, then the counterparties could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements. Available-for-sale securities with a carrying value of $2,265,000 were pledged as collateral against the Corporation’s obligations related to the interest rate swaps at June 30, 2023.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At June 30, 2023 and December 31, 2022, assets and liabilities measured at fair value and the valuation methods used are as follows:

	June 30, 2023
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$30,743	$0	$0	$30,743
Obligations of U.S. Government agencies	0	20,552	0	20,552
Bank holding company debt securities	0	23,325	0	23,325
Obligations of states and political subdivisions:
Tax-exempt	0	113,170	0	113,170
Taxable	0	55,702	0	55,702
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	92,795	0	92,795
Residential collateralized mortgage obligations	0	35,897	0	35,897
Commercial mortgage-backed securities	0	65,517	0	65,517
Private label commercial mortgage-backed securities	0	7,994	0	7,994
Total available-for-sale debt securities	30,743	414,952	0	445,695
Marketable equity security	859	0	0	859
Servicing rights	0	0	2,607	2,607
RPA Out	0	12	0	12
Interest rate swap agreements, assets	0	3,645	0	3,645
Total recurring fair value measurements, assets	$31,602	$418,609	$2,607	$452,818

Recurring fair value measurements, liabilities,
Interest rate swap agreements, liabilities	$0	$3,645	$0	$3,645

Nonrecurring fair value measurements, assets:
Loans individually evaluated for credit loss, net	$0	$0	$5,065	$5,065
Foreclosed assets held for sale	0	0	459	459
Total nonrecurring fair value measurements, assets	$0	$0	$5,524	$5,524

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	December 31, 2022
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$31,836	$0	$0	$31,836
Obligations of U.S. Government agencies	0	23,430	0	23,430
Bank holding company debt securities	0	25,386	0	25,386
Obligations of states and political subdivisions:
Tax-exempt	0	132,623	0	132,623
Taxable	0	56,812	0	56,812
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	99,941	0	99,941
Residential collateralized mortgage obligations	0	40,296	0	40,296
Commercial mortgage-backed securities	0	79,686	0	79,686
Private label commercial mortgage-backed securities	0	8,023	0	8,023
Total available-for-sale debt securities	31,836	466,197	0	498,033
Marketable equity security	859	0	0	859
Servicing rights	0	0	2,653	2,653
Interest rate swap agreements, assets	0	3,638	0	3,638
Total recurring fair value measurements, assets	$32,695	$469,835	$2,653	$505,183

Recurring fair value measurements, liabilities,
Interest rate swap agreements, liabilities	$0	$3,638	$0	$3,638

Nonrecurring fair value measurements, assets:
Impaired loans, net	$0	$0	$3,007	$3,007
Foreclosed assets held for sale	0	0	275	275
Total nonrecurring fair value measurements, assets	$0	$0	$3,282	$3,282

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At June 30, 2023 and December 31, 2022, quantitative information regarding valuation techniques and the significant unobservable inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	6/30/2023	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		6/30/2023
Servicing rights	$2,607	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	130.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/2022	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2022
Servicing rights	$2,653	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	133.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

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

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Servicing rights balance, beginning of period	$2,585	$2,429	$2,653	$2,329
Originations of servicing rights	34	61	49	159
Unrealized (loss) gain included in earnings	(12)	150	(95)	152
Servicing rights balance, end of period	$2,607	$2,640	$2,607	$2,640

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Loans are individually evaluated for credit loss when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Foreclosed assets held for sale consist of real estate acquired by foreclosure. For individually evaluated commercial loans secured by real estate and foreclosed assets held for sale, estimated fair values are determined primarily using values from third-party appraisals. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

At June 30, 2023 and December 31, 2022, quantitative information regarding valuation techniques and the significant unobservable inputs used for nonrecurring fair value measurements using Level 3 methodologies are as follows:

(Dollars In Thousands)						Weighted
		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	6/30/2023	6/30/2023	6/30/2023	Technique	Inputs	6/30/2023

Loans individually evaluated for credit loss:
Commercial real estate - nonowner occupied	$4,781	$465	$4,316	Sales comparison	Discount to appraised value	27%
Commercial real estate - owner occupied	801	156	645	Sales comparison & SBA guaranty	Discount to appraised value	56%
All other commercial loans	203	99	104	Liquidation & SBA guaranty	Discount to appraised value	19%
Total loans individually evaluated for credit loss	$5,785	$720	$5,065
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$184	$0	$184	Sales comparison	Discount to appraised value	36%
Commercial real estate	275	0	275	Sales comparison	Discount to appraised value	50%
Total foreclosed assets held for sale	$459	$0	$459

(Dollars In Thousands)						Weighted
		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2022	12/31/2022	12/31/2022	Technique	Inputs	12/31/2022

Impaired loans:
Commercial:
Commercial loans secured by real estate	$3,400	$427	$2,973	Sales comparison	Discount to appraised value	25%
Commercial and industrial	60	26	34	Liquidation of assets	Discount to appraised value	33%
Total impaired loans	$3,460	$453	$3,007
Foreclosed assets held for sale - real estate:
Commercial real estate	$275	$0	$275	Sales comparison	Discount to appraised value	50%
Total foreclosed assets held for sale	$275	$0	$275

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	June 30, 2023		December 31, 2022
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$46,162	$46,162	$47,698	$47,698
Certificates of deposit	Level 2	5,600	5,244	7,350	6,956
Restricted equity securities (included in other assets)	Level 2	15,020	15,020	14,418	14,418
Loans, net	Level 3	1,795,454	1,733,521	1,723,425	1,674,002
Accrued interest receivable	Level 2	8,439	8,439	8,653	8,653

Financial liabilities:
Deposits with no stated maturity	Level 2	1,600,553	1,600,553	1,702,404	1,702,404
Time deposits	Level 2	409,565	407,332	295,189	293,814
Short-term borrowings	Level 2	31,431	31,431	80,062	80,062
Long-term borrowings	Level 2	115,263	113,606	62,347	60,944
Senior debt	Level 2	14,798	12,644	14,765	9,712
Subordinated debt	Level 2	24,661	21,529	24,607	16,186
Accrued interest payable	Level 2	1,054	1,054	461	461

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

EARNINGS OVERVIEW

Second Quarter 2023 as Compared to Second Quarter 2022

Second quarter 2023 net income was $6,043,000, or $0.39 per diluted share, as compared to $7,489,000, or $0.48 per diluted share, in the second quarter 2022. Significant variances were as follows:

●	Net interest income of $20,362,000 in the second quarter 2023 was higher than the second quarter 2022 total by $737,000. The increase in net interest income was mainly driven by loan growth, as average earning assets increased $131,391,000, with an increase in average loans of $198,967,000, or 12.5%, while the average amortized cost balance of available-for-sale debt securities decreased $49,013,000 and average interest-bearing due from banks decreased $17,567,000. Average total deposits decreased $14,586,000, or 0.7%, while average total borrowed funds increased $140,333,000. The net interest margin was 3.53% in the second quarter 2023, down from 3.62% in the second quarter 2022. The interest rate spread decreased 0.49%, as the average rate on interest-bearing liabilities increased 1.41%, while the average yield on earning assets increased 0.92%.

●	The provision for credit losses of $812,000 in the second quarter 2023 exceeded the second quarter 2022 amount by $504,000. The provision in the second quarter 2023 resulted mainly from an increase in the allowance for credit losses

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(“ACL”) attributable to commercial loan growth, while the lower second quarter 2022 provision included the impact of a net reduction related to specific loans of $271,000.

●	Noninterest income of $6,634,000 in the second quarter 2023 decreased $195,000 from the second quarter 2022 amount. Significant variances included the following:

o	Brokerage and insurance revenue of $365,000 decreased $201,000 from the second quarter 2022, due to lower volume of new transactions.

o	Loan servicing fees, net, of $190,000 decreased $168,000, as the fair value of servicing rights decreased $12,000 in the second quarter 2023 as compared to an increase of $150,000 in the second quarter 2022.

o	Net gains from sale of loans of $139,000 decreased $81,000 from the second quarter 2022, reflecting a reduction in volume of residential mortgage loans sold.

o	Other noninterest income of $1,587,000 increased $131,000 from the second quarter 2022, including dividends on FHLB-Pittsburgh stock totaling $290,000, an increase of $131,000 from the second quarter 2022.

o	Trust revenue of $1,804,000 increased $89,000, consistent with recent appreciation in the trading prices of many U.S. equity securities.

●	Noninterest expense of $18,722,000 in the second quarter 2023 increased $1,683,000 from the second quarter 2022 amount. Significant variances included the following:

o	Other noninterest expense of $3,359,000 increased $928,000 from the second quarter 2022. Within this category, significant variances included the following:
●	Legal fees totaled $327,000 in the second quarter 2023, an increase of $236,000 over the second quarter 2022 total, mainly due to fees incurred related to non-litigation-related corporate matters.
●	FDIC insurance expense increased $224,000, reflecting the impact of an increase in the base deposit insurance assessment rate schedules applicable to all FDIC-insured banks.
●	The reduction in expense related to other operational losses of $82,000 in the second quarter 2023, as previously described, was a lesser benefit by $158,000 as compared to a reduction in other operational losses of $240,000 in the second quarter 2022. The reduction in expense in the second quarter 2023 was related to check fraud and Trust Department tax-related compliance matters while most of the reduction in the second quarter 2022 was related to Trust Department tax compliance matters.
o	Salaries and employee benefits expense of $10,777,000 increased $512,000 from the second quarter 2022, including an increase in base salaries expense of $555,000, or 8.0%. The increase in base salaries expense includes the effects of annual merit-based increases and an increase of 7 full-time employees to 412 at June 30, 2023 from 405 at June 30, 2022.

o	Data processing and telecommunications of $1,900,000 increased $180,000 from the second quarter 2022, including the impact of increases in software licensing and maintenance costs as well as costs related to enhancements of data management capabilities.

o	Professional fees of $564,000 increased $84,000, mainly due to increased costs related to commercial loan-related external credit reviews.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Six Months Ended June 30, 2023 as Compared to Six Months Ended June 30, 2022

Net income for the six-month period ended June 30, 2023 was $12,296,000, or $0.80 per diluted share, as compared to $14,384,000, or $0.92 per diluted share, for the first six months of 2022. Significant variances were as follows:

●	Net interest income totaled $41,143,000 in the six months ended June 30, 2023, an increase of $1,186,000 over the total for the first six months of 2022. Average earning assets increased $131,499,000, with an increase in average loans of $188,542,000, or 12.0%, while interest-bearing due from banks decreased $34,926,000 and the average amortized cost balance of available-for-sale debt securities decreased $21,227,000. Average total deposits decreased $7,609,000, or 0.4%, while average total borrowed funds increased $138,329,000. The net interest margin was 3.62% for the first six months of 2023, down from 3.74% in the corresponding period of 2022. The interest rate spread decreased 0.46%, as the average rate on interest-bearing liabilities was higher by 1.19% while the average yield on earning assets increased 0.73%.

●	Effective January 1, 2023, the Corporation adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326), as modified by subsequent ASUs, that required a change in accounting for credit losses on loans receivable from an incurred loss methodology to an expected credit loss methodology commonly referred to as “CECL.” Effective January 1, 2023, the Corporation recorded adjustments resulting from adopting CECL which increased the ACL on loans $2,104,000, increased the allowance for credit losses on off-balance sheet exposures $793,000, increased loans receivable $806,000, and decreased retained earnings (stockholders’ equity) $1,652,000. For the six months ended June 30, 2023, the provision for credit losses was $460,000, a reduction in expense of $739,000 from the first six months of 2022. The provision for the first six months of 2023 included a provision related to loans receivable of $524,000, partially offset by a credit related to off-balance sheet exposures of $64,000. The provision related to loans receivable was mainly attributable to loan growth, as the ACL as a percentage of gross loans receivable was 1.05% at June 30, 2023 as compared to 1.08% at January 1, 2023 upon the initial adoption of CECL.

●	Noninterest income totaled $12,250,000 in the first six months of 2023, down $407,000 from the total for the first six months of 2022. Significant variances included the following:

o	Net gains from sale of loans of $213,000 decreased $389,000, reflecting a reduction in volume of residential mortgage loans sold.

o	Brokerage and insurance revenue of $795,000 decreased $293,000 due to lower volume of new transactions.

o	Loan servicing fees, net, of $312,000 decreased $256,000, as the fair value of servicing rights decreased $95,000 in the first six months of 2023 as compared to an increase of $152,000 in the first six months of 2022.

o	Other noninterest income of $2,358,000 increased $314,000 as dividends on FHLB-Pittsburgh stock totaled $507,000, an increase of $279,000.

●	Noninterest expense totaled $37,809,000 for the first six months of 2023, an increase of $3,884,000 from the total for the first six months of 2022. Significant variances included the following:

o	Other noninterest expense of $5,886,000 increased $1,551,000. Within this category, significant variances included the following:
●	Other operational losses totaled $171,000 in the first six months of 2023 as compared to a net reduction in expense of $182,000 in the first six months of 2022. Most of the reduction in expense in 2022 was related to Trust Department tax compliance matters.
●	Legal fees totaled $513,000 in the first six months of 2023, an increase of $293,000, mainly due to fees incurred related to non-litigation-related corporate matters.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	In the six-month period ended June 30, 2023, the allowance for disallowed SBA claims decreased $35,000, resulting in a reduction in expense of the same amount, reflecting better than previously estimated claims experience. In comparison, in the first six months of 2022, the allowance for disallowed SBA claims decreased $290,000, resulting in a decrease in expense of $290,000. At June 30, 2023, the allowance for disallowed SBA claims, which was included in accrued interest and other liabilities in the unaudited consolidated balance sheets, was $55,000.
●	FDIC insurance expense increased $242,000, reflecting the impact of the increase in base deposit insurance assessment rate previously described.
o	Salaries and employee benefits expense of $22,204,000 increased $1,332,000, including an increase in base salaries expense of $1,168,000, or 8.6%.

o	Professional fees of $1,501,000 increased $532,000, including $389,000 of conversion costs related to a change in Wealth Management platform for providing brokerage and investment advisory services.

o	Data processing and telecommunications of $3,836,000 increased $493,000, including the impact of increases in software licensing and maintenance costs as well as costs related to enhancements of data management capabilities.

o	Pennsylvania shares tax expense of $807,000 for the first six months of 2023 is lower by $169,000, consistent with a reduction in C&N Bank’s equity that provides the base for determining the annual tax.

TABLE I – QUARTERLY FINANCIAL DATA

(Dollars In Thousands,	For the Three Months Ended :
Except Per Share Data)	June 30,	March 31,	December 31,	September 30,	June 30,
(Unaudited)	2023	2023	2022	2022	2022
Interest income	$28,011	$26,139	$25,855	$23,710	$21,309
Interest expense	7,649	5,358	3,563	2,831	1,684
Net interest income	20,362	20,781	22,292	20,879	19,625
Provision (credit) for credit losses	812	(352)	2,262	3,794	308
Net interest income after provision (credit) for credit losses	19,550	21,133	20,030	17,085	19,317
Noninterest income	6,634	5,616	6,109	5,671	6,829
Noninterest expense	18,722	19,087	16,587	17,443	17,039
Income before income tax provision	7,462	7,662	9,552	5,313	9,107
Income tax provision	1,419	1,409	1,773	858	1,618
Net income	$6,043	$6,253	$7,779	$4,455	$7,489
Net income attributable to common shares	$5,996	$6,201	$7,711	$4,416	$7,419
Basic earnings per common share	$0.39	$0.40	$0.50	$0.29	$0.48
Diluted earnings per common share	$0.39	$0.40	$0.50	$0.29	$0.48

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST INCOME

TABLE II – COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)	Three Months Ended
	June 30,		$	%
	2023	2022	Change	Change
Trust revenue	$1,804	$1,715	$89	5.2%
Brokerage and insurance revenue	365	566	(201)	(35.5)%
Service charges on deposit accounts	1,388	1,322	66	5.0%
Interchange revenue from debit card transactions	1,010	1,056	(46)	(4.4)%
Net gains from sales of loans	139	220	(81)	(36.8)%
Loan servicing fees, net	190	358	(168)	(46.9)%
Increase in cash surrender value of life insurance	152	137	15	10.9%
Other noninterest income	1,587	1,456	131	9.0%
Realized losses on available-for-sale debt securities, net	(1)	(1)	—	0.0%
Total noninterest income	$6,634	$6,829	$(195)	(2.9)%

(Dollars in Thousands)	Six Months Ended
	June 30,		$	%
	2023	2022	Change	Change
Trust revenue	$3,581	$3,501	$80	2.3%
Brokerage and insurance revenue	795	1,088	(293)	(26.9)%
Service charges on deposit accounts	2,678	2,557	121	4.7%
Interchange revenue from debit card transactions	2,017	2,019	(2)	(0.1)%
Net gains from sales of loans	213	602	(389)	(64.6)%
Loan servicing fees, net	312	568	(256)	(45.1)%
Increase in cash surrender value of life insurance	290	272	18	6.6%
Other noninterest income	2,358	2,044	314	15.4%
Realized gains on available-for-sale debt securities, net	6	1	5	500.0%
Total noninterest income	$12,250	$12,652	$(402)	(3.2)%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST EXPENSE

TABLE III - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)	Three Months Ended
	June 30,		$	%
	2023	2022	Change	Change
Salaries and employee benefits	$10,777	$10,265	$512	5.0%
Net occupancy and equipment expense	1,323	1,308	15	1.1%
Data processing and telecommunications expense	1,900	1,720	180	10.5%
Automated teller machine and interchange expense	395	347	48	13.8%
Pennsylvania shares tax	404	488	(84)	(17.2)%
Professional fees	564	480	84	17.5%
Other noninterest expense	3,359	2,431	928	38.2%
Total noninterest expense	$18,722	$17,039	$1,683	9.9%

(Dollars in Thousands)	Six Months Ended
	June 30,		$	%
	2023	2022	Change	Change
Salaries and employee benefits	$22,204	$20,872	$1,332	6.4%
Net occupancy and equipment expense	2,725	2,719	6	0.2%
Data processing and telecommunications expense	3,836	3,343	493	14.7%
Automated teller machine and interchange expense	870	731	139	19.0%
Pennsylvania shares tax	807	976	(169)	(17.3)%
Professional fees	1,501	969	532	54.9%
Other noninterest expense	5,866	4,315	1,551	35.9%
Total noninterest expense	$37,809	$33,925	$3,884	11.4%

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables IV, V and VI include information regarding the Corporation’s net interest income for the three-month and six-month periods ended June 30, 2023 and 2022. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. The Corporation believes presentation of net interest income on a fully taxable-equivalent basis provides investors with meaningful information for purposes of comparing returns on tax-exempt securities and loans with returns on taxable securities and loans. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

Three-Month Periods Ended June 30, 2023 and 2022

For the three-month periods, fully taxable equivalent net interest income (a non-GAAP measure) of $20,601,000 in 2023 was $664,000 (3.3%) higher than in 2022. The increase in net interest income reflected the impact of growth in average earning assets of $131,391,000 (5.9%) in the second quarter 2023 as compared to the second quarter 2022, mainly attributable to loan growth. As presented in Table VI, the net impact of changes in volume of earning assets and interest-bearing liabilities increased net interest income in the second quarter 2023 as compared to second quarter 2022 by $1,106,000, while the net impact of changes in interest rates (primarily increases) decreased net interest income by $442,000. As presented in Table V, the Net Interest Margin was 3.53% in the second 2023 as compared to 3.62% in the second quarter 2022, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) decreased to 2.98% in 2023 from 3.47% in 2022. The average yield on earning assets of 4.84% was 0.92% higher in 2023 as compared to 2022, and the average rate on interest-bearing liabilities of 1.86% in 2023 was 1.41% higher.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $28,250,000 in 2023, an increase of $6,629,000, or 30.7% from 2022.

Interest and fees from loans receivable increased $6,547,000 in 2023 as compared to 2022. The fully taxable equivalent yield on loans in 2023 increased to 5.62% from 4.67% in 2022, reflecting the effects of rising interest rates on new loan originations. Average outstanding loans receivable increased $198,967,000 (12.5%) to $1,787,851,000 in 2023 from $1,588,884,000 in 2022. The Corporation has experienced robust loan growth over the last three quarters of 2022 and first six months of 2023, including growth in commercial real estate and residential mortgage loans.

Income from interest-bearing due from banks totaled $309,000 in 2023, an increase of $217,000 from the total for 2022. The average yield on interest-bearing due from banks was 4.15% in 2023, up from 0.78% in 2022. The average balance of interest-bearing due from banks was $29,861,000 in 2023, down from $47,428,000 in 2022. Within this category, the largest asset balance in 2023 and 2022 has been interest-bearing deposits held with the Federal Reserve.

Interest income from available-for-sale debt securities, on a fully taxable-equivalent basis, totaled $2,865,000 in 2023, down $130,000 from 2022, as the average balance (at amortized cost) of available-for-sale debt securities decreased $49,013,000. The average yield on available-for-sale debt securities was 2.20% for 2023, up from 2.10% in 2022.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased $5,965,000 to $7,649,000 in 2023 from $1,684,000 in 2022.

Interest expense on deposits increased $3,969,000, as the average rate on interest-bearing deposits increased to 1.45% in 2023 from 0.32% in 2022. Average total deposits (interest-bearing and noninterest-bearing) amounted to $1,948,405,000 for the second quarter 2023, down $14,586,000 (0.7%) from the second quarter 2022. Average time deposits increased $106,804,000 and average interest checking deposits increased $31,303,000, while the average total balance of money market accounts decreased $121,075,000 and average noninterest-bearing demand deposits decreased $23,474,000.

Interest expense on borrowed funds increased $1,996,000 in 2023 as compared to 2022, as the Corporation utilized higher levels of short-term and long-term FHLB borrowings to help provide funding for loan growth. Interest expense on short-term borrowings was $1,144,000 in 2023, up from $122,000 in 2022. The average balance of short-term borrowings increased to $87,479,000 in 2023 from $36,848,000 in 2022. The average rate on short-term borrowings was 5.25% in 2023 compared to 1.33% in 2022. Interest expense on long-term borrowings (FHLB advances) increased $1,001,000 to $1,056,000 in 2023 from $55,000 in 2022. The average balance of long-term borrowings was $110,982,000 in 2023, up from an average balance of $19,516,000 in 2022. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations. The average rate on long-term borrowings was 3.82% in 2023 compared to 1.13% in 2022.

Six-Month Periods Ended June 30, 2023 and 2022

For the six-month periods, fully taxable equivalent net interest income was $41,651,000 in 2023, which was $1,080,000 (2.7%) higher than in 2022. Similar to the discussion for the second quarter 2023, the increase in net interest income reflected the impact of growth in average earning assets of $131,499,000 (6.0%) for the first six months of 2023 as compared to the first six months of 2022, including significant loan growth. As presented in Table VI, the net impact of changes in volume of earning assets and interest-bearing liabilities increased net interest income for the six months ended June 30, 2023 over the six months ended June 30, 2022 by $2,227,000, while the net impact of changes in interest rates (primarily increases) decreased net interest income by $1,147,000. As presented in Table V, the Net Interest Margin was 3.62% in the first six months of 2023 as compared to 3.74% in the first six months of 2022, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) decreased to 3.14% in 2023 from 3.60% in 2022. The average yield on earning assets of 4.75% was 0.73% higher in 2023 as compared to 2022, while the average rate on interest-bearing liabilities of 1.61% in 2023 was 1.19% higher.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $54,658,000 in 2023, an increase of $10,962,000 from 2022.

Interest and fees from loans receivable increased $10,569,000 in 2023 as compared to 2022. In the six-month period ended June 30, 2023, the fully taxable equivalent yield on loans was 5.53%, up from 4.84% in the first half of 2022, reflecting the effects of rising interest rates on new loan originations. Average outstanding loans receivable increased $188,542,000 (12.0%) to $1,757,028,000 in 2023 from $1,568,486,000 in 2022. As noted above, the Corporation has experienced growth in outstanding commercial real estate and residential mortgage loans over the last three quarters of 2022 and first six months of 2023.

Income from interest-bearing due from banks totaled $587,000 in 2023, an increase of $428,000 from 2022. The average yield on interest-bearing due from banks was 3.85% in 2023, up from 0.49% in 2022. The average balance of interest-bearing due from banks was $30,744,000 in 2023, down from $65,670,000 in 2022. The reduction in interest-bearing due from bank balances reflects the use of funds to help support loan growth. Within this category, the largest asset balance in 2023 and 2022 has been interest-bearing deposits held with the Federal Reserve.

Interest income from available-for-sale debt securities decreased $26,000 in 2023 from 2022. The average balance of available-for-sale debt securities (at amortized cost) decreased to $531,981,000 in 2023 from $553,208,000 in 2022, as net proceeds from maturities and sales of securities have been used to help fund loan growth. The average yield on available-for-sale debt securities was 2.21% for 2023 as compared to 2.14% in 2022.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

For the six-month periods, interest expense increased $9,882,000 to $13,007,000 in 2023 from $3,125,000 in 2022.

Interest expense on deposits increased $6,289,000, as the average rate on interest-bearing deposits increased to 1.20% in 2023 from 0.29% in 2022. Average total deposits (interest-bearing and noninterest-bearing) amounted to $1,939,813,000 for the first six months of 2023, down $7,609,000 (0.3%) from the first six months of 2022. Average time deposits increased $71,146,000 and average interest checking deposits increased $34,706,000, while the average total balance of money market accounts decreased $106,746,000.

Interest expense on borrowed funds increased $3,593,000 in 2023 as compared to 2022. Interest expense on short-term borrowings of $2,241,000 in 2023 was up from $123,000 in 2022 as the average balance of short-term borrowings increased to $89,611,000 in 2023 from $19,394,000 in 2022. The average rate on short-term borrowings was 5.04% in 2023 compared to 1.28% in 2022. Interest expense on long-term borrowings (FHLB advances) increased $1,633,000 to $1,737,000 in 2023 from $104,000 in 2022. The average balance of long-term borrowings was $95,899,000 in 2023, up from an average balance of $22,791,000 in 2022. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations. The average rate on long-term borrowings was 3.65% in 2023 compared to 0.92% in 2022. Interest expense on subordinated debt decreased $159,000 to $461,000 in 2023 from $620,000 in 2022. The average balance of subordinated debt decreased to $24,634,000 in 2023 from $29,694,000 in 2022, and the average rate on subordinated debt decreased to 3.77% in 2023 from 4.21% in 2022. In the second quarter 2022, the Corporation redeemed subordinated debt with aggregate par values of $8.5 million and a weighted-average interest rate of 6.29%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended				Six Months Ended
	June 30,		Increase/	.	June 30,		Increase/
(In Thousands)	2023	2022	(Decrease)		2023	2022	(Decrease)
INTEREST INCOME
Interest-bearing due from banks	$309	$92	$217		$587	$159	$428
Available-for-sale debt securities:
Taxable	2,152	2,036	116		4,363	4,005	358
Tax-exempt	713	959	(246)		1,480	1,864	(384)
Total available-for-sale debt securities	2,865	2,995	(130)		5,843	5,869	(26)
Loans receivable:
Taxable	24,360	17,721	6,639		46,788	35,695	11,093
Paycheck Protection Program	2	206	(204)		5	781	(776)
Tax-exempt	700	588	112		1,413	1,161	252
Total loans receivable	25,062	18,515	6,547		48,206	37,637	10,569
Other earning assets	14	19	(5)		22	31	(9)
Total Interest Income	28,250	21,621	6,629		54,658	43,696	10,962

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	1,512	308	1,204		2,499	502	1,997
Money market	1,112	369	743		1,985	631	1,354
Savings	63	64	(1)		126	125	1
Time deposits	2,412	389	2,023		3,719	782	2,937
Total interest-bearing deposits	5,099	1,130	3,969		8,329	2,040	6,289
Borrowed funds:
Short-term	1,144	122	1,022		2,241	123	2,118
Long-term - FHLB advances	1,056	55	1,001		1,737	104	1,633
Senior notes, net	119	120	(1)		239	238	1
Subordinated debt, net	231	257	(26)		461	620	(159)
Total borrowed funds	2,550	554	1,996		4,678	1,085	3,593
Total Interest Expense	7,649	1,684	5,965		13,007	3,125	9,882

Net Interest Income	$20,601	$19,937	$664		$41,651	$40,571	$1,080

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis (a non-GAAP measure), using the Corporation’s marginal federal income tax rate of 21%. The following table is a reconciliation of net interest income under U.S. GAAP as compared to net interest income as adjusted to a fully taxable-equivalent basis.

(In Thousands)	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
	2023	2022	(Decrease)	2023	2022	(Decrease)
Net Interest Income Under U.S. GAAP	$20,362	$19,625	$737	$41,143	$39,957	$1,186
Add: fully taxable-equivalent interest income adjustment from tax-exempt securities	103	191	(88)	230	374	(144)
Add: fully taxable-equivalent interest income adjustment from tax-exempt loans	136	121	15	278	240	38
Net Interest Income as adjusted to a fully taxable-equivalent basis	$20,601	$19,937	$664	$41,651	$40,571	$1,080

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - Analysis of Average Daily Balances and Rates

(Dollars in Thousands)	Three Months		Three Months		Six Months		Six Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	6/30/2023	Return/	6/30/2022	Return/	6/30/2023	Return/	6/30/2022	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Interest-bearing due from banks	$29,861	4.15%	$47,428	0.78%	$30,744	3.85%	$65,670	0.49%
Available-for-sale debt securities, at amortized cost:
Taxable	395,725	2.18%	419,824	1.95%	402,878	2.18%	405,144	1.99%
Tax-exempt	126,839	2.25%	151,753	2.53%	129,103	2.31%	148,064	2.54%
Total available-for-sale debt securities	522,564	2.20%	571,577	2.10%	531,981	2.21%	553,208	2.14%
Loans receivable:
Taxable	1,697,592	5.76%	1,494,165	4.76%	1,665,897	5.66%	1,469,894	4.90%
Paycheck Protection Program	148	5.42%	9,272	8.91%	155	6.51%	14,034	11.22%
Tax-exempt	90,111	3.12%	85,447	2.76%	90,976	3.13%	84,558	2.77%
Total loans receivable	1,787,851	5.62%	1,588,884	4.67%	1,757,028	5.53%	1,568,486	4.84%
Other earning assets	1,325	4.24%	2,321	3.28%	1,263	3.51%	2,153	2.90%
Total Earning Assets	2,341,601	4.84%	2,210,210	3.92%	2,321,016	4.75%	2,189,517	4.02%
Cash	23,084		23,114		22,682		21,915
Unrealized loss on securities	(56,564)		(36,675)		(58,300)		(19,686)
Allowance for credit losses	(18,795)		(14,509)		(17,929)		(14,148)
Bank-owned life insurance	31,410		30,857		31,339		30,789
Bank premises and equipment	21,140		21,556		21,328		21,301
Intangible assets	55,228		55,656		55,279		55,710
Other assets	69,213		55,735		68,278		50,373
Total Assets	$2,466,317		$2,345,944		$2,443,693		$2,335,771

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$463,300	1.31%	$431,997	0.29%	$460,305	1.09%	$425,599	0.24%
Money market	328,581	1.36%	449,656	0.33%	346,514	1.16%	453,260	0.28%
Savings	247,434	0.10%	255,578	0.10%	252,214	0.10%	252,389	0.10%
Time deposits	375,557	2.58%	268,753	0.58%	344,201	2.18%	273,055	0.58%
Total interest-bearing deposits	1,414,872	1.45%	1,405,984	0.32%	1,403,234	1.20%	1,404,303	0.29%
Borrowed funds:
Short-term	87,479	5.25%	36,848	1.33%	89,611	5.04%	19,394	1.28%
Long-term - FHLB advances	110,982	3.82%	19,516	1.13%	95,899	3.65%	22,791	0.92%
Senior notes, net	14,789	3.23%	14,725	3.27%	14,781	3.26%	14,717	3.26%
Subordinated debt, net	24,648	3.76%	26,476	3.89%	24,634	3.77%	29,694	4.21%
Total borrowed funds	237,898	4.30%	97,565	2.28%	224,925	4.19%	86,596	2.53%
Total Interest-bearing Liabilities	1,652,770	1.86%	1,503,549	0.45%	1,628,159	1.61%	1,490,899	0.42%
Demand deposits	533,533		557,007		536,579		543,119
Other liabilities	28,217		20,066		26,740		22,045
Total Liabilities	2,214,520		2,080,622		2,191,478		2,056,063
Stockholders' equity, excluding accumulated other comprehensive loss	296,015		293,985		297,797		294,985
Accumulated other comprehensive loss	(44,218)		(28,663)		(45,582)		(15,277)
Total Stockholders' Equity	251,797		265,322		252,215		279,708
Total Liabilities and Stockholders' Equity	$2,466,317		$2,345,944		$2,443,693		$2,335,771
Interest Rate Spread		2.98%		3.47%		3.14%		3.60%
Net Interest Income/Earning Assets		3.53%		3.62%		3.62%		3.74%

Total Deposits (Interest-bearing and Demand)	$1,948,405		$1,962,991		$1,939,813		$1,947,422
(1)	Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(3)	Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	Three Months Ended 6/30/2023 vs. 6/30/2022			.	Six Months Ended 6/30/2023 vs. 6/30/2022
	Change in	Change in	Total		Change in	Change in	Total
	Volume	Rate	Change		Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks	$(60)	$277	$217		$(127)	$555	$428
Available-for-sale debt securities:
Taxable	(125)	241	116		(22)	380	358
Tax-exempt	(148)	(98)	(246)		(226)	(158)	(384)
Total available-for-sale debt securities	(273)	143	(130)		(248)	222	(26)
Loans receivable:
Taxable	2,623	4,016	6,639		5,103	5,990	11,093
Paycheck Protection Program	(135)	(69)	(204)		(545)	(231)	(776)
Tax-exempt	33	79	112		92	160	252
Total loans receivable	2,521	4,026	6,547		4,650	5,919	10,569
Other earning assets	(10)	5	(5)		(15)	6	(9)
Total Interest Income	2,178	4,451	6,629		4,260	6,702	10,962

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	24	1,180	1,204		44	1,953	1,997
Money market	(119)	862	743		(182)	1,536	1,354
Savings	(2)	1	(1)		0	1	1
Time deposits	197	1,826	2,023		253	2,684	2,937
Total interest-bearing deposits	100	3,869	3,969		115	6,174	6,289
Borrowed funds:
Short-term	376	646	1,022		1,168	950	2,118
Long-term - FHLB advances	612	389	1,001		848	785	1,633
Senior notes, net	0	(1)	(1)		1	0	1
Subordinated debt, net	(16)	(10)	(26)		(99)	(60)	(159)
Total borrowed funds	972	1,024	1,996		1,918	1,675	3,593
Total Interest Expense	1,072	4,893	5,965		2,033	7,849	9,882

Net Interest Income	$1,106	$(442)	$664		$2,227	$(1,147)	$1,080
(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. Due to lower levels of pre-tax income in 2023, the income tax provision for the second quarter 2023 of $1,419,000 was $199,000 lower than the provision for the second quarter 2022 and the provision for the six months ended June 30, 2023 of $2,828,000 was $273,000 lower than the amount for the first six months of 2022. The effective tax rate (tax provision as a percentage of pre-tax income) was 19.0% in the second quarter 2023 compared to 17.8% in the second quarter 2022 and 18.7% for the first six months of 2023 as compared to 17.7% for the first six months of 2022. The Corporation’s effective tax rates differ from the statutory rate of 21% principally because of the effects of tax-exempt interest income, state income taxes and other permanent differences.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The net deferred tax asset at June 30, 2023 and December 31, 2022 represents the following temporary difference components:

	June 30,	December 31,
(In Thousands)	2023	2022
Deferred tax assets:
Unrealized holding losses on securities	$12,901	$13,391
Allowance for credit losses on loans	4,184	3,648
Purchase accounting adjustments on loans	538	938
Deferred compensation	1,244	1,149
Operating leases liability	845	907
Deferred loan origination fees	746	779
Net operating loss carryforward	600	659
Accrued incentive compensation	253	354
Other deferred tax assets	1,281	1,115
Total deferred tax assets	22,592	22,940

Deferred tax liabilities:
Defined benefit plans - ASC 835	122	129
Bank premises and equipment	290	298
Core deposit intangibles	587	633
Right-of-use assets from operating leases	845	907
Other deferred tax liabilities	61	89
Total deferred tax liabilities	1,905	2,056
Deferred tax asset, net	$20,687	$20,884

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income.

Management believes the recorded net deferred tax asset at June 30, 2023 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

SECURITIES

Management continually evaluates several objectives in determining the size, securities mix and other characteristics of the available-for-sale debt securities (investment) portfolio. Key objectives include supporting liquidity needs and maximizing return on earning assets within reasonable risk parameters.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The composition of the available-for-sale debt securities portfolio at June 30, 2023, December 31, 2022 and December 31, 2021 is as follows:

(Dollars In Thousands)	June 30, 2023		December 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Obligations of the U.S. Treasury	$33,931	$30,743	$35,166	$31,836	$25,058	$24,912
Obligations of U.S. Government agencies	22,899	20,552	25,938	23,430	23,936	24,091
Bank holding company debt securities	28,948	23,325	28,945	25,386	18,000	17,987
Obligations of states and political subdivisions:
Tax-exempt	125,247	113,170	146,149	132,623	143,427	148,028
Taxable	65,715	55,702	68,488	56,812	72,182	72,765
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	105,027	92,795	112,782	99,941	98,048	98,181
Residential collateralized mortgage obligations	40,444	35,897	44,868	40,296	44,015	44,247
Commercial mortgage-backed securities	76,780	65,517	91,388	79,686	86,926	87,468
Private label commercial mortgage-backed securities	8,141	7,994	8,070	8,023	0	0
Total Available-for-Sale Debt Securities	$507,132	$445,695	$561,794	$498,033	$511,592	$517,679

Aggregate Unrealized (Loss) Gain		$(61,437)		$(63,761)		$6,087
Aggregate Unrealized (Loss) Gain as a % of Amortized Cost		(12.1)%		(11.3)%		1.2%
Market Yield on 5-Year U.S. Treasury Obligations (a)		4.13%		3.99%		1.26%

(a) Source: Treasury.gov (Daily Treasury Par Yield Curve Rates)

As reflected in the table above, the fair value of available-for-sale securities was lower than the amortized cost basis by $61,437,000, or 12.1% at June 30, 2023 and $63,761,000 (11.3%) at December 31, 2022. In comparison, the aggregate unrealized gain position was $6,087,000 (1.2%) at December 31, 2021. The volatility in the fair value of the portfolio, including the significant reduction in fair value in 2022, resulted from changes in interest rates. As shown above, the market yield on the 5-year U.S. Treasury Note was 0.14% higher at June 30, 2023 in comparison to December 31, 2022, and 2.87% higher than at December 31, 2021.

Additional information regarding the potential impact of interest rate changes on all of the Corporation’s financial instruments is provided in Item 3, Quantitative and Qualitative Disclosures about Market Risk.

As described in Note 5 to the unaudited, consolidated financial statements, management determined the Corporation does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at June 30, 2023 before it is able to recover the amortized cost basis. Further, management reviewed the Corporation’s holdings as of June 30, 2023 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at June 30, 2023, other than securities issued or guaranteed by U.S. Government entities or agencies, is as follows:

●	Bank holding company debt securities – All of the Corporation’s holdings of bank holding company debt securities were investment grade and there have been no payment defaults. There were seven securities with face amounts ranging from $3 million to $5 million, including one senior security and six subordinated securities. All of the issuers have publicly traded common stock. At June 30, 2023, the securities have external ratings ranging from BBB-/Baa3 to A-.
●	Obligations of states and political subdivisions (municipal bonds) – All of the Corporation’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at June 30, 2023, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA or pre-refunded – 23% of the portfolio; AA – 70%; A – 7%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	Private label commercial mortgage-backed securities (PLCMBS) – There were two PLCMBS securities, both of which were from the most senior payment (subordination) classes of their respective issuances. These securities were investment grade (rated Aaa), and there have been no payment defaults on these securities.

Based on the results of management’s assessment, there was no ACL required on available-for-sale debt securities in an unrealized loss position at June 30, 2023.

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

Table VII shows the composition of the loan portfolio at June 30, 2023 and at year-end from 2018 through 2022. The segments presented in Table VII have been revised from those used in prior year disclosures to be consistent with the pools used in determining the collectively evaluated portion of the allowance for credit losses based on the CECL methodology in 2023.

As presented in Table VII, total loans outstanding at June 30, 2023 of $1,814,510,000 was more than double the corresponding total at December 31, 2018. The increase in loans outstanding includes the impact of acquisitions of banks located in Southeastern Pennsylvania in 2018 and 2019. Primarily as a result of the acquisitions, as well as expansion by opening two offices in Southcentral Pennsylvania, the mix of the loan portfolio has changed to become predominantly commercial in nature. At June 30, 2023, commercial loans represented 75% of the portfolio while residential loans totaled 22% of the portfolio; in comparison, commercial loans totaled 48% and residential loans totaled 47% of the portfolio at December 31, 2018.

Table VII shows an increase in commercial and industrial loans to $222,923,000 at December 31, 2020 followed by reductions in 2021, 2022 and the first six months of 2023. The elevated balance of commercial and industrial loans at December 31, 2020 included Paycheck Protection Program (PPP) loans of $132,269,000, a substantial portion of which were subsequently repaid. The outstanding balance of PPP loans was $143,000 at June 30, 2023.

At June 30, 2023, gross loans outstanding increased $74,040,000 from December 31, 2022. Gross loans outstanding at December 31, 2022 increased $175,191,000, or 11.2%, from the total at December 31, 2021. The pace of loan growth in the second half of 2023 will depend on the impact of potential further increases in interest rates, potential deterioration in economic conditions and other factors.

While the Corporation’s lending activities are primarily concentrated in its market areas, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Total participation loans outstanding amounted to $39,366,000 at June 30, 2023, down from $44,723,000 at December 31, 2022.

At June 30, 2023, the total recorded investment in non-owner occupied commercial real estate loans for which the primary purpose is utilization of office space by third parties was $95,644,000, or 5.3% of total gross loans receivable. Within this segment, at June 30, 2023, there was one loan with a recorded investment of $2,591,000 risk rated as Special Mention with no related ACL, and one loan with a recorded investment of $1,381,000 risk rated as Substandard and nonaccrual with an ACL of $38,000. The remainder of the non-owner occupied commercial real estate loans for the primary purpose of office space utilization totaling $91,672,000 were accruing interest and risk rated Pass at June 30, 2023.

The Corporation originates and sells residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Xtra program consist primarily of conforming, prime loans sold to the Federal National Mortgage Association (Fannie Mae), a quasi-government

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

entity. The Corporation also originates and sells residential mortgage loans to the secondary market through the MPF Original program, administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Original program consist primarily of conforming, prime loans sold to the Federal Home Loan Bank of Pittsburgh. In late 2019, the Corporation began to originate and sell larger-balance, nonconforming mortgages under the MPF Direct Program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The Corporation does not retain servicing rights for loans sold under the MPF Direct Program. Through June 30, 2023, the Corporation’s activity under the MPF Direct Program has been minimal.

For loan sales originated under the MPF programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At June 30, 2023, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,363,000, and the corresponding total outstanding balance of repurchased loans at December 31, 2022 was $1,515,000.

At June 30, 2023, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $318,267,000, including loans sold through the MPF Xtra program of $152,930,000 and loans sold through the Original program of $165,337,000. At December 31, 2022, outstanding balances of loans sold and serviced through the two programs totaled $325,677,000, including loans sold through the MPF Xtra program of $155,506,000 and loans sold through the Original Program of $170,171,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of June 30, 2023 and December 31, 2022.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	June 30,	December 31,
	2023	2022	2021	2020	2019	2018
Commercial real estate - nonowner occupied:
Nonowner occupied	$505,519	$454,386	$358,352	$328,662	$208,579	$115,128
Multi-family (5 or more) residential	61,004	55,406	49,054	54,893	30,474	7,104
1-4 Family - commercial purpose	167,260	165,805	175,027	198,918	147,121	35,176
Total commercial real estate - nonowner occupied	733,783	675,597	582,433	582,473	386,174	157,408
Commercial real estate - owner occupied	227,801	205,910	196,083	191,075	78,729	38,478
All other commercial loans:
Commercial and industrial	80,270	95,368	118,488	222,923	67,288	49,947
Commercial lines of credit	122,607	141,444	106,338	105,802	92,509	65,492
Political subdivisions	84,456	86,663	75,401	46,295	46,054	49,037
Commercial construction and land	80,391	60,892	59,505	41,000	32,717	11,126
Other commercial loans	24,960	25,710	26,498	29,310	28,735	23,130
Total all other commercial loans	392,684	410,077	386,230	445,330	267,303	198,732
Residential mortgage loans:
1-4 Family - residential	378,698	363,005	327,593	356,532	388,415	360,195
1-4 Family residential construction	25,535	30,577	23,151	18,736	14,640	24,698
Total residential mortgage	404,233	393,582	350,744	375,268	403,055	384,893
Consumer loans:
Consumer lines of credit (including HELOCs)	36,608	36,650	33,522	34,566	30,810	31,955
All other consumer	19,401	18,224	15,837	15,497	16,151	16,097
Total consumer	56,009	54,874	49,359	50,063	46,961	48,052
Total	1,814,510	1,740,040	1,564,849	1,644,209	1,182,222	827,563
Less: allowance for credit losses on loans	(19,056)	(16,615)	(13,537)	(11,385)	(9,836)	(9,309)
Loans, net	$1,795,454	$1,723,425	$1,551,312	$1,632,824	$1,172,386	$818,254

Additional details regarding the composition of the nonowner occupied commercial real estate loan portfolio at June 30, 2023 is as follows:

NONOWNER OCCUPIED COMMERCIAL REAL ESTATE

(In Thousands)	June 30,	% of Nonowner	% of
	2023	Occupied CRE	Total Loans
Industrial	$104,067	20.6%	5.7%
Office	95,644	18.9%	5.3%
Retail	91,635	18.1%	5.1%
Hotels	73,998	14.6%	4.1%
Mixed Use	62,940	12.5%	3.5%
Other	77,235	15.3%	4.3%
Total Nonowner Occupied CRE Loans	$505,519
Total Gross Loans	$1,814,510

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

A summary of the provision for credit losses for the second and first quarters of 2023, and for the six-month period ended June 30, 2023, is as follows:

(In Thousands)	3 Months	3 Months	6 Months
	Ended	Ended	Ended
	June 30,	March 31,	June 30,
	2023	2023	2023
Provision (credit) for credit losses:
Loans receivable	$836	$(312)	$524
Off-balance sheet exposures (1)	(24)	(40)	(64)
Total provision (credit) for credit losses	$812	$(352)	$460

(1)	The provision (credit) for credit losses on off-balance sheet exposures prior to January 1, 2023 was included in other noninterest expense in the consolidated statements of income.

The provision for credit losses for the second quarter and six-month periods ended June 30, 2023 was mainly attributable to loan growth, as the ACL as a percentage of gross loans receivable was 1.05% at June 30, 2023 and March 31, 2023 as compared to 1.08% at January 1, 2023 upon initial adoption of CECL. The net impact of changes in qualitative factors and the economic forecast used to calculate the ACL at June 30, 2023 was not significant in comparison to March 31, 2023. In comparison, the credit for credit losses in the first quarter 2023 resulted mainly from a reduction in the allowance related to the commercial segment of the portfolio resulting from a reduction in qualitative factors applied to commercial loan pools, mainly due to an improvement in data used to evaluate commercial real estate values in the Corporation’s relevant market areas, along with a reduction in the historical net charge-off percentage for non-owner occupied commercial real estate. In the first quarter 2023, these adjustments were partially offset by the impact of an increase in the allowance based on changes in the economic forecast. Within the net provision for credit losses on loans in the first six months of 2023, the net provision related to specific loans was $156,000, including net charge-offs of $187,000 and a net decrease in specific allowances on loans of $31,000. In comparison, the provision for the first six months of 2022 included a net credit of $124,000 related to specific loans (net charge-offs of $189,000 offset by a net decrease in specific allowances on loans of $313,000).

Table X shows that total nonperforming assets as a percentage of total assets was 0.58% at June 30, 2023, down from 1.04% at December 31, 2022 and lower than that at year-end 2018 through 2021. Total nonperforming assets were $14.5 million at June 30, 2023, down from $25.6 million at December 31, 2022. Similarly, total loans individually evaluated for credit loss decreased to $9.1 million at June 30, 2023 from $19.4 million at December 31, 2022. The net decrease in nonperforming assets at June 30, 2023 compared to December 31, 2022 included the impact of a $10.0 million payoff in the first quarter 2023 on a commercial loan relationship that was classified as nonaccrual at December 31, 2022. The reduction also included paydowns totaling $2,221,000 in the first six months of 2023 on a commercial loan for which partial charge-offs totaling $3,942,000 were recorded in 2022. The remaining carrying value of this loan was $433,000 at June 30, 2023. These reductions were partially offset by the addition to nonaccrual of a commercial loan relationship totaling

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

$1,931,000 at June 30, 2023. Based on an updated appraisal, the allowance related to the loans to this borrower was reduced from $182,000 at March 31, 2023 to $38,000 at June 30, 2023.

In the first six months of 2023, net charge-offs were minimal by historical standards, totaling $187,000, or 0.01% of average outstanding loans. Table VIII shows annual average net charge-off rates ranging from a high of 0.26% in 2022 to a low of 0.02% in 2018.

Over the period 2018-2022 and the first six months of 2023, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on individual loans and may significantly impact the provision for credit losses and the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of loans requiring individual evaluation for credit loss, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of June 30, 2023. Management continues to closely monitor its commercial loan relationships for possible credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VIII through X present historical data related to loans and the allowance for credit losses.

TABLE VIII - ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES

(Dollars In Thousands)	Six Months Ended
	June 30,	June 30,	Years Ended December 31,
	2023	2022	2022	2021	2020	2019	2018
Balance, beginning of year	$16,615	$13,537	$13,537	$11,385	$9,836	$9,309	$8,856
Increase due to adoption of CECL	2,104	0	0	0	0	0	0
Charge-offs	(201)	(221)	(4,245)	(1,575)	(2,465)	(379)	(497)
Recoveries	14	32	68	66	101	57	366
Net charge-offs	(187)	(189)	(4,177)	(1,509)	(2,364)	(322)	(131)
Provision for credit losses	524	1,199	7,255	3,661	3,913	849	584
Balance, end of period	$19,056	$14,547	$16,615	$13,537	$11,385	$9,836	$9,309
Net charge-offs as a % of average loans	0.01%	0.01%	0.26%	0.09%	0.16%	0.03%	0.02%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IX - COMPONENTS OF THE ALLOWANCE FOR CREDIT LOSSES

UPON ADOPTION OF CECL

(In Thousands)	June 30,	January 1,
	2023	2023
Loans individually evaluated	$720	$751
Loans collectively evaluated:
Commercial real estate - nonowner occupied	10,138	9,641
Commercial real estate - owner occupied	1,869	1,765
All other commercial loans	3,587	3,914
Residential mortgage	2,464	2,407
Consumer	278	241
Total Allowance	$19,056	$18,719

PRIOR TO CECL ADOPTION

(In Thousands)	As of December 31,
	2022	2021	2020	2019	2018
ASC 310 - Impaired loans - individually evaluated	$453	$740	$925	$1,051	$1,605
ASC 450 - Collectively evaluated:
Commercial	10,845	7,553	5,545	3,913	3,102
Residential mortgage	4,073	4,338	4,091	4,006	3,870
Consumer	244	235	239	281	233
Unallocated	1,000	671	585	585	499
Total Allowance	$16,615	$13,537	$11,385	$9,836	$9,309

TABLE X - PAST DUE LOANS AND NONPERFORMING ASSETS

(Dollars In Thousands)	June 30,	As of December 31,
	2023	2022	2021	2020	2019	2018
Loans individually evaluated with a valuation allowance	$5,785	$3,460	$6,540	$8,082	$3,375	$4,851
Loans individually evaluated without a valuation allowance	3,314	14,871	2,636	2,895	1,670	4,923
Purchased credit impaired loans	0	1,027	6,558	6,841	441	0
Total individually evaluated loans	$9,099	$19,358	$15,734	$17,818	$5,486	$9,774
Total loans past due 30-89 days and still accruing	$4,709	$7,079	$5,106	$5,918	$8,889	$7,142
Nonperforming assets:
Purchased credit impaired loans	$0	$1,027	$6,558	$6,841	$441	$0
Other nonaccrual loans	12,827	22,058	12,441	14,575	8,777	13,113
Total nonaccrual loans	12,827	23,085	18,999	21,416	9,218	13,113
Total loans past due 90 days or more and still accruing	1,164	2,237	2,219	1,975	1,207	2,906
Total nonperforming loans	13,991	25,322	21,218	23,391	10,425	16,019
Foreclosed assets held for sale (real estate)	459	275	684	1,338	2,886	1,703
Total nonperforming assets	$14,450	$25,597	$21,902	$24,729	$13,311	$17,722

Total nonperforming loans as a % of loans	0.77%	1.46%	1.36%	1.42%	0.88%	1.94%
Total nonperforming assets as a % of assets	0.58%	1.04%	0.94%	1.10%	0.80%	1.37%
Allowance for credit losses as a % of total loans	1.05%	0.95%	0.87%	0.69%	0.83%	1.12%

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

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale debt securities with a carrying value of $22,814,000 at June 30, 2023.

The Corporation’s outstanding, available, and total credit facilities at June 30, 2023 and December 31, 2022 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2023	2022	2023	2022	2023	2022
Federal Home Loan Bank of Pittsburgh	$157,428	$150,099	$725,417	$689,279	$882,845	$839,378
Federal Reserve Bank Discount Window	0	0	21,903	23,107	21,903	23,107
Other correspondent banks	0	0	95,000	95,000	95,000	95,000
Total credit facilities	$157,428	$150,099	$842,320	$807,386	$999,748	$957,485

At June 30, 2023, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight and short-term advances of $30,500,000, long-term borrowings of $115,220,000 and letters of credit totaling $11,708,000. At December 31, 2022, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowing of $77,000,000, long-term borrowings of $62,272,000 and letters of credit totaling $10,827,000. Additional information regarding borrowed funds is included in Note 8 to the unaudited consolidated financial statements.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations or use repurchase agreements placed with brokers to borrow funds secured by investment assets. In light of the unrealized loss at June 30, 2023 resulting from increases in interest rates in 2022, as described in more detail in the Securities section of Management’s Discussion and Analysis, management would be more likely in the near term to utilize securities as collateral for borrowings than to sell securities in such an emergency situation. At June 30, 2023, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $257,537,000.

Deposits totaled $2,010,118,000 at June 30, 2023, up $12,525,000 (0.6%) from $1,997,593,000 at December 31, 2022. Excluding brokered deposits, adjusted total deposits at June 30, 2023 were lower by $37,145,000 (1.9%) as compared to December 31, 2022. Brokered deposits, consisting mainly of short-term certificates of deposits, totaled $70,653,000 at June 30, 2023, an increase of $49,670,000 from December 31, 2022. Average total deposits of $1,948,405,000 for the second quarter 2023 were up $17,279,000 from the first quarter 2023 and were down $14,586,000 (0.7%) as compared to the second quarter 2022. For the six months ended June 30, 2023, average total deposits of $1,939,813,000 were down $7,609,000 (0.4%) as compared to the first six months of 2022. The reduction in total deposits, excluding brokered deposits, included a reduction in the estimated amount of deposits in excess of FDIC insurance levels (uninsured deposit balances) of $83.6 million as compared to December 31, 2022. The net reduction in uninsured deposits resulted from several factors, including the impact of customer funds transferred to higher-yielding investment alternatives and seasonal reductions in municipal deposits. As shown in the table below, at June 30, 2023, estimated uninsured deposits totaled $605.8 million, or 29.9% of total deposits, down from $689.4 million or 34.2% of total deposits at December 31, 2022. Included in uninsured deposits are deposits collateralized by securities (almost exclusively municipal deposits) totaling $173.0 million at June 30, 2023. As shown in the table below, total uninsured and uncollateralized deposits amounted to 21.4% of total deposits, down from 24.0% at December 31, 2022.

As summarized in the table that immediately follows, the Corporation’s highly liquid sources of available funds described above, including unused borrowing capacity with the Federal Home Loan Bank of Pittsburgh, unused availability on the Federal Reserve Bank

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

of Philadelphia’s discount window, available federal funds lines with other banks and unencumbered available-for-sale debt securities totaled $1.1 billion at June 30, 2023. Available funding from these sources totaled 181.6% of uninsured deposits and 254.1% of total uninsured and uncollateralized deposits at June 30, 2023.

Uninsured Deposits Information	June 30,	December 31,
	2023	2022
Total Deposits - C&N Bank	$2,025,471	$2,016,666

Estimated Total Uninsured Deposits	$605,801	$689,435
Portion of Uninsured Deposits that are
Collateralized	172,976	205,886
Uninsured and Uncollateralized Deposits	$432,825	$483,549

Uninsured and Uncollateralized Deposits as
a % of Total Deposits	21.4%	24.0%

Available Funding from Credit Facilities	$842,320	$807,386
Fair Value of Available-for-sale Debt
Securities in Excess of Pledging Obligations	257,537	272,475
Highly Liquid Available Funding	$1,099,857	$1,079,861

Highly Liquid Available Funding as a % of
Uninsured Deposits	181.6%	156.6%

Highly Liquid Available Funding as a % of
Uninsured and Uncollateralized Deposits	254.1%	223.3%

Despite the reduction in deposits, excluding brokered deposits, in the first six months of 2023, based on the ample sources of highly liquid funds as described above, management believes the Corporation is well-positioned to meet its short-term and long-term funding obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

In August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at June 30, 2023; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Details concerning capital ratios at June 30, 2023 and December 31, 2022 are presented below. Management believes, as of June 30, 2023, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at June 30, 2023 and December 31, 2022 exceed the Corporation’s Board policy threshold levels.

(Dollars in Thousands)							Minimum To Be
					Minimum To Maintain		Well
			Minimum		Capital Conservation		Capitalized Under		Minimum To Meet
			Capital		Buffer at Reporting		Prompt Corrective		the Corporation's
	Actual		Requirement		Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023:
Total capital to risk-weighted assets:
Consolidated	$285,832	15.86%	N/A	N/A	N/A	N/A	N/A	N/A	$189,233	≥10.5%
C&N Bank	271,580	15.10%	143,881	≥8%	188,844	≥10.5%	179,852	≥10%	188,844	≥10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	240,961	13.37%	N/A	N/A	N/A	N/A	N/A	N/A	153,188	≥8.5%
C&N Bank	251,370	13.98%	107,911	≥6%	152,874	≥8.5%	143,881	≥8%	152,874	≥8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	240,961	13.37%	N/A	N/A	N/A	N/A	N/A	N/A	126,155	≥7%
C&N Bank	251,370	13.98%	80,933	≥4.5%	125,896	≥7.0%	116,904	≥6.5%	125,896	≥7%
Tier 1 capital to average assets:
Consolidated	240,961	9.81%	N/A	N/A	N/A	N/A	N/A	N/A	196,436	≥8%
C&N Bank	251,370	10.30%	97,581	≥4%	N/A	N/A	121,976	≥5%	195,162	≥8%

December 31, 2022:
Total capital to risk-weighted assets:
Consolidated	$285,397	15.72%	N/A	N/A	N/A	N/A	N/A	N/A	$190,590	≥10.5%
C&N Bank	265,784	14.68%	144,873	≥8%	190,145	≥10.5%	181,091	≥10%	190,145	≥10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	243,750	13.43%	N/A	N/A	N/A	N/A	N/A	N/A	154,287	≥8.5%
C&N Bank	248,744	13.74%	108,654	≥6%	153,927	≥8.5%	144,873	≥8%	153,927	≥8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	243,750	13.43%	N/A	N/A	N/A	N/A	N/A	N/A	127,060	≥7%
C&N Bank	248,744	13.74%	81,491	≥4.5%	126,764	≥7.0%	117,709	≥6.5%	126,764	≥7%
Tier 1 capital to average assets:
Consolidated	243,750	10.11%	N/A	N/A	N/A	N/A	N/A	N/A	192,941	≥8%
C&N Bank	248,744	10.38%	95,826	≥4%	N/A	N/A	119,783	≥5%	191,652	≥8%

In February 2021, the Corporation amended its treasury stock repurchase program. Under the amended program, the Corporation was authorized to repurchase up to 1,000,000 shares of its common stock. In the second quarter 2023, 237,187 shares were repurchased for a total cost of $4,635,000, at an average price of $19.54 per share. For the six months ended June 30, 2023, 314,617 shares were repurchased for a total cost of $6,297,000, at an average price of $20.01 per share. At June 30, 2023, there were 10,683 shares available to be repurchased under the program, all of which were repurchased in July 2023. Cumulatively, the Corporation repurchased 1,000,000 shares for a total cost of $23,086,000, at an average price of $23.09 per share. The Board of Directors has not announced a new treasury stock repurchase program, though the Board may consider doing so in the future depending on market conditions.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

To avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At June 30, 2023, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

At June 30, 2023, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 7.37%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive (loss) income within stockholders’ equity. Accumulated other comprehensive (loss) income is excluded from the Bank’s and Corporation’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $48,536,000 at June 30, 2023 and $50,370,000 at December 31, 2022. The increase in stockholders’ equity in the first six months of 2023 from the change in accumulated other comprehensive loss resulted from a decrease in interest rates. Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity. To the extent unrealized losses on available-for-sale debt securities result from credit losses, unrealized losses are recorded as a charge against earnings. The securities section of Management’s Discussion and Analysis and Notes 1 and 5 to the unaudited consolidated financial statements provide additional information concerning management’s evaluation of available-for-sale debt securities for credit losses at June 30, 2023.

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

The projected results based on the model includes the impact of estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage-backed securities and call activity on other investment securities. Further, the projected results are impacted by assumptions regarding the run-off and the extent of sensitivity to interest rate changes of deposits with no stated maturity (checking, savings and money market accounts). Actual results could vary significantly from these estimates, which could result in significant differences in the calculations of projected changes in net interest income and economic value of equity. Also, the model does not make estimates related to changes in the composition of the deposit portfolio that could occur due to rate competition, and the table does not necessarily reflect changes that management would make to realign the portfolio as a result of changes in interest rates. As described in more detail below, the Corporation made changes in the estimated rate sensitivity of nonmaturity deposits in the June 30, 2023 analysis presented in Table XI.

The Corporation’s Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. The policy limits acceptable fluctuations in net interest income from the baseline (flat rates) one-year scenario and variances in the economic value of equity from the baseline values based on current rates.

Table XI, which follows this discussion, is based on the results of calculations performed using the simulation model as of June 30, 2023 and December 31, 2022. In the analysis based on June 30, 2023 data, the amounts of net interest income and economic value of equity decrease, as compared to the amounts based on current interest rates, in both the upward and downward rate scenarios. The results based on June 30, 2023 data as presented in Table XI are significantly different from the results based on the modeling performed using December 31, 2022 data which showed the net interest income profile to be asset-sensitive. In the analysis based on June 30, 2023 data, management assumed that, in rising rate scenarios, the average rate to be paid on interest checking, savings and money market accounts would increase by a higher percentage of the baseline scenario as compared to the assumptions used in the December 31, 2022 analysis. This change reflects management’s assessment that, in light of significant increases in short-term interest rates that have occurred over the course of 2022 and year-to-date in 2023, the Corporation’s deposit rates would increase to a greater extent if such scenarios would occur. The change in results also reflects changes in deposit mix, as the carrying amount of total deposits without stated maturities was $101.9 million lower at June 30, 2023 as compared to December 31, 2022, while time deposits were higher by $114.4 million. Further, the reduction in net interest income in the downward rate scenarios reflects the limitations on the benefit of falling rates on some deposit types due to a 0% assumed floor. The Table also shows that as of the respective dates, despite the impact of the modeling changes and changes in deposit mix, the changes in net interest income and changes in economic value were within the policy limits in all scenarios.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Under U.S. generally accepted accounting principles, available-for-sale debt securities are carried at fair value as of each balance sheet date. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive income (loss) within stockholders’ equity. Increases in interest rates have caused the fair value of the Corporation’s available-for-sale debt securities to decrease, resulting in an accumulated other comprehensive loss of $48.5 million at June 30, 2023. In contrast, most of the Corporation’s other financial instruments, including loans receivable (held for investment), deposits and borrowed funds are carried on the balance sheet at historical cost without adjustment for the impact of changes in interest rates.

TABLE XI – THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

June 30, 2023 Data
(In Thousands)	Period Ending June 30, 2024

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$141,215	$70,429	$70,786	(17.9)%	25.0%
+300	136,134	59,460	76,674	(11.1)%	20.0%
+200	131,088	49,815	81,273	(5.7)%	15.0%
+100	126,012	41,499	84,513	(2.0)%	10.0%
0	120,714	34,515	86,199	0.0%	0.0%
-100	115,263	30,065	85,198	(1.2)%	10.0%
-200	109,748	25,753	83,995	(2.6)%	15.0%
-300	103,803	22,025	81,778	(5.1)%	20.0%
-400	97,541	18,961	78,580	(8.8)%	25.0%

	Economic Value of Equity at June 30, 2023

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$353,626	(21.8)%	50.0%
+300	385,684	(14.7)%	45.0%
+200	414,143	(8.4)%	35.0%
+100	436,604	(3.4)%	25.0%
0	451,990	0.0%	0.0%
-100	444,617	(1.6)%	25.0%
-200	442,340	(2.1)%	35.0%
-300	424,290	(6.1)%	45.0%
-400	408,420	(9.6)%	50.0%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2022 Data
(In Thousands)	Period Ending December 31, 2023

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$131,145	$34,767	$96,378	7.1%	25.0%
+300	125,127	30,816	94,311	4.8%	20.0%
+200	119,561	26,864	92,697	3.0%	15.0%
+100	113,703	22,912	90,791	0.8%	10.0%
0	107,451	18,961	88,490	0.0%	0.0%
-100	101,048	15,516	85,532	(5.0)%	10.0%
-200	94,854	13,240	81,614	(9.3)%	15.0%
-300	89,405	11,325	78,080	(13.3)%	20.0%
-400	85,076	9,439	75,637	(16.0)%	25.0%

	Economic Value of Equity at December 31, 2022

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$498,368	14.1%	50.0%
+300	496,186	13.6%	45.0%
+200	501,422	14.8%	35.0%
+100	501,991	14.9%	25.0%
0	496,650	0.0%	0.0%
-100	485,332	11.1%	25.0%
-200	468,195	7.2%	35.0%
-300	445,129	1.9%	45.0%
-400	417,505	(4.4)%	50.0%

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

There were no significant changes made to the Corporation’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Effective February 18, 2021, the Corporation amended its treasury stock repurchase program. Under the amended program, the Corporation was authorized to repurchase up to 1,000,000 shares of the Corporation’s common stock, or 6.25% of the Corporation’s issued and outstanding shares at February 18, 2021. As of June 30, 2023, 989,317 shares had been repurchased under the repurchase program. On July 11, 2023, the Corporation announced that it had completed the treasury stock repurchase program. The Board of Directors has not announced a new treasury stock repurchase program, though the Board may consider doing so in the future depending on market conditions.

The following table sets forth a summary of the purchases by the Corporation of its common stock during the second quarter 2023.

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet
			Publicly	be Purchased
	Total Number	Average	Announced	Under
	of Shares	Price Paid	Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
April 1 - 30, 2023	104,221	$20.21	856,351	143,649
May 1 - 31, 2023	90,708	$18.48	947,059	52,941
June 1 - 30, 2023	42,258	$20.15	989,317	10,683

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Mine Safety Disclosures

Not applicable

Item 5.     Other Information

During the three months ended June 30, 2023, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6.       Exhibits

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of The Corporation’s Form 10-Q filed May 6, 2022

3.2	By-laws	Incorporated by reference to Exhibit 3.1 of The Corporation’s Form 8-K filed February 18, 2022

4.	Instruments defining the rights of Security holders, including Indentures

4.1	Indenture, dated May 19, 2021 between Citizens & Northern Corporation and UMB Bank, National Association, as trustee	Incorporated by reference to Exhibit 4.1 of the Corporation’s Form 8-K filed May 19, 2021

4.2	Form of Subordinated Note	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 of the Corporation’s Form 8-K filed May 19, 2021

4.3	Form of Senior Note	Incorporated by reference to Exhibit 4.3 of the Corporation’s Form 8-K filed May 19, 2021

31.	Rule 13a-14(a)/15d-14(a) certifications:

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32.	Section 1350 certifications	Filed herewith

101.INS	Inline XBRL Instance Document.	Filed herewith

101.SCH	Inline XBRL Schema Document.	Filed herewith

101.CAL	Inline XBRL Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Presentation Linkbase Document.	Filed herewith

104	The cover page of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (contained in Exhibit 101).	Filed herewith

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

August 8, 2023	By: /s/ J. Bradley Scovill
Date	President and Chief Executive Officer

August 8, 2023	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer