Form 10-Q
period 2023-09-30
CITIZENS & NORTHERN CORP
filed 2023-11-06
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	15,274,766 Shares Outstanding on November 2, 2023

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data) (Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks:
Noninterest-bearing	$25,775	$25,811
Interest-bearing	26,883	29,237
Total cash and due from banks	52,658	55,048
Available-for-sale debt securities, at fair value	429,138	498,033

Loans receivable	1,830,670	1,740,040
Allowance for credit losses on loans	(18,085)	(16,615)
Loans, net	1,812,585	1,723,425

Bank-owned life insurance	31,557	31,214
Accrued interest receivable	9,311	8,653
Bank premises and equipment, net	21,267	21,574
Foreclosed assets held for sale	633	275
Deferred tax asset, net	23,731	20,884
Goodwill	52,505	52,505
Core deposit intangibles, net	2,571	2,877
Other assets	47,993	39,819
TOTAL ASSETS	$2,483,949	$2,454,307

LIABILITIES
Deposits:
Noninterest-bearing	$495,829	$563,843
Interest-bearing	1,529,168	1,433,750
Total deposits	2,024,997	1,997,593
Short-term borrowings	23,253	80,062
Long-term borrowings - FHLB advances	125,276	62,347
Senior notes, net	14,814	14,765
Subordinated debt, net	24,689	24,607
Accrued interest and other liabilities	30,715	25,608
TOTAL LIABILITIES	2,243,744	2,204,982

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 30,000,000 shares;
issued 16,030,172 and outstanding 15,275,686 at September 30, 2023;
issued 16,030,172 and outstanding 15,518,819 at December 31, 2022	16,030	16,030
Paid-in capital	143,972	143,950
Retained earnings	157,044	151,743
Treasury stock, at cost; 754,486 shares at September 30, 2023 and 511,353
shares at December 31, 2022	(17,015)	(12,520)
Accumulated other comprehensive loss	(59,826)	(49,878)
TOTAL STOCKHOLDERS' EQUITY	240,205	249,325
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,483,949	$2,454,307

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income

(In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans:
Taxable	$25,529	$20,085	$72,322	$56,561
Tax-exempt	552	505	1,687	1,426
Income from available-for-sale debt securities:
Taxable	2,077	2,138	6,440	6,143
Tax-exempt	597	768	1,847	2,258
Other interest and dividend income	363	214	972	404
Total interest and dividend income	29,118	23,710	83,268	66,792
INTEREST EXPENSE
Interest on deposits	7,264	1,972	15,593	4,012
Interest on short-term borrowings	677	179	2,918	302
Interest on long-term borrowings - FHLB advances	1,164	332	2,901	436
Interest on senior notes, net	120	119	359	357
Interest on subordinated debt, net	230	229	691	849
Total interest expense	9,455	2,831	22,462	5,956
Net interest income	19,663	20,879	60,806	60,836
(Credit) provision for credit losses	(1,225)	3,794	(765)	4,993
Net interest income after (credit) provision for credit losses	20,888	17,085	61,571	55,843
NONINTEREST INCOME
Trust revenue	1,919	1,744	5,500	5,245
Brokerage and insurance revenue	394	696	1,189	1,784
Service charges on deposit accounts	1,443	1,105	4,121	3,662
Interchange revenue from debit card transactions	1,098	1,031	3,115	3,050
Net gains from sale of loans	237	131	450	733
Loan servicing fees, net	154	189	466	757
Increase in cash surrender value of life insurance	160	133	450	405
Other noninterest income	1,084	622	3,442	2,666
Realized gains on available-for-sale debt securities, net	0	20	6	21
Total noninterest income	6,489	5,671	18,739	18,323
NONINTEREST EXPENSE
Salaries and employee benefits	10,878	10,826	33,082	31,698
Net occupancy and equipment expense	1,268	1,498	3,993	4,217
Data processing and telecommunications expense	1,823	1,719	5,659	5,062
Automated teller machine and interchange expense	504	397	1,374	1,128
Pennsylvania shares tax	403	487	1,210	1,463
Professional fees	487	521	1,988	1,490
Other noninterest expense	2,577	1,995	8,443	6,310
Total noninterest expense	17,940	17,443	55,749	51,368
Income before income tax provision	9,437	5,313	24,561	22,798
Income tax provision	1,846	858	4,674	3,959
NET INCOME	$7,591	$4,455	$19,887	$18,839
EARNINGS PER COMMON SHARE - BASIC	$0.50	$0.29	$1.29	$1.21
EARNINGS PER COMMON SHARE - DILUTED	$0.50	$0.29	$1.29	$1.21

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Net income	$7,591	$4,455	$19,887	$18,839

Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	(14,865)	(25,880)	(12,535)	(77,923)
Reclassification adjustment for gains realized in income	0	(20)	(6)	(21)
Other comprehensive loss on available-for-sale debt securities	(14,865)	(25,900)	(12,541)	(77,944)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	0	0	(8)	133
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(14)	(9)	(42)	(31)
Other comprehensive (loss) income on pension and postretirement obligations	(14)	(9)	(50)	102

Other comprehensive loss before income tax	(14,879)	(25,909)	(12,591)	(77,842)
Income tax related to other comprehensive loss	3,126	5,442	2,643	16,347

Net other comprehensive loss	(11,753)	(20,467)	(9,948)	(61,495)

Comprehensive (loss) income	$(4,162)	$(16,012)	$9,939	$(42,656)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,887	$18,839
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for credit losses	(765)	4,993
Realized gains on available-for-sale debt securities, net	(6)	(21)
Net amortization of securities	1,556	2,174
Increase in cash surrender value of life insurance	(450)	(405)
Depreciation and amortization of bank premises and equipment	1,633	1,780
Net accretion of purchase accounting adjustments	(198)	(1,017)
Stock-based compensation	1,015	1,169
Deferred income taxes	235	(93)
Decrease (increase) in fair value of servicing rights	136	(128)
Gains on sales of loans, net	(450)	(733)
Origination of loans held for sale	(14,568)	(25,003)
Proceeds from sales of loans held for sale	14,341	26,752
Increase in accrued interest receivable and other assets	(1,175)	(1,562)
Increase (decrease) in accrued interest payable and other liabilities	4,588	(352)
Other	22	148
Net Cash Provided by Operating Activities	25,801	26,541
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificates of deposit	0	(250)
Proceeds from maturities of certificates of deposit	3,000	750
Proceeds from sales of available-for-sale debt securities	18,357	4,100
Proceeds from calls and maturities of available-for-sale debt securities	44,208	50,263
Purchase of available-for-sale debt securities	(8,215)	(104,601)
Redemption of Federal Home Loan Bank of Pittsburgh stock	19,503	10,765
Purchase of Federal Home Loan Bank of Pittsburgh stock	(19,905)	(12,009)
Purchase of Federal Reserve Bank stock	(6,243)	0
Net increase in loans	(89,998)	(126,792)
Proceeds from bank owned life insurance	147	0
Purchase of premises and equipment	(1,381)	(2,986)
Proceeds from sale of foreclosed assets	62	351
Other	109	161
Net Cash Used in Investing Activities	(40,356)	(180,248)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	27,425	114,667
Net (decrease) increase in short-term borrowings	(56,809)	654
Proceeds from long-term borrowings - FHLB advances	70,049	39,041
Repayments of long-term borrowings - FHLB advances	(7,078)	(11,430)
Redemption of subordinated debt	0	(8,500)
Sale of treasury stock	0	141
Purchases of treasury stock	(6,719)	(9,349)
Common dividends paid	(11,703)	(11,921)
Net Cash Provided by Financing Activities	15,165	113,303
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	610	(40,404)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,698	95,848
CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,308	$55,444
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(Decrease) increase in accrued purchase of available-for-sale debt securities	$(454)	$160
Assets acquired through foreclosure of real estate loans	$390	$51
Leased assets obtained in exchange for new operating lease liabilities	$0	$904
Interest paid	$21,392	$5,729
Income taxes paid	$4,667	$3,835

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data) (Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Three Months Ended September 30, 2023	Shares	Shares	Stock	Capital	Earnings	Loss	Stock	Total
Balance, June 30, 2023	16,030,172	762,076	$16,030	$143,661	$153,725	$(48,073)	$(17,226)	$248,117
Net income					7,591			7,591
Other comprehensive loss, net						(11,753)		(11,753)
Cash dividends declared on common stock, $.28 per share					(4,272)			(4,272)
Shares issued for dividend reinvestment plan		(20,184)		(36)			457	421
Forfeiture of restricted stock		1,073		27			(27)	0
Stock-based compensation expense				320				320
Purchase of restricted stock for tax withholding		838					(16)	(16)
Treasury stock purchases		10,683					(203)	(203)
Balance, September 30, 2023	16,030,172	754,486	$16,030	$143,972	$157,044	$(59,826)	$(17,015)	$240,205

Three Months Ended September 30, 2022
Balance, June 30, 2022	16,030,172	530,958	$16,030	$143,417	$148,187	$(36,002)	$(13,013)	$258,619
Net income					4,455			4,455
Other comprehensive loss, net						(20,467)		(20,467)
Cash dividends declared on common stock, $.28 per share					(4,338)			(4,338)
Shares issued for dividend reinvestment plan		(16,019)		8			392	400
Forfeiture of restricted stock		3,638		81			(81)	0
Stock-based compensation expense				388				388
Purchase of restricted stock for tax withholding		910					(22)	(22)
Treasury stock purchases		10,269					(246)	(246)
Balance, September 30, 2022	16,030,172	529,756	$16,030	$143,894	$148,304	$(56,469)	$(12,970)	$238,789

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Nine Months Ended September 30, 2023	Shares	Shares	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Balance, December 31, 2022	16,030,172	511,353	$16,030	$143,950	$151,743	$(49,878)	$(12,520)	$249,325
Adoption of ASU 2016-13 (CECL)					(1,652)			(1,652)
Net income					19,887			19,887
Other comprehensive loss, net						(9,948)		(9,948)
Cash dividends declared on common stock, $.84 per share					(12,934)			(12,934)
Shares issued for dividend reinvestment plan		(60,871)		(182)			1,413	1,231
Restricted stock granted		(53,788)		(1,314)			1,314	0
Forfeiture of restricted stock		23,039		503			(503)	0
Stock-based compensation expense				1,015				1,015
Purchase of restricted stock for tax withholding		9,453					(219)	(219)
Treasury stock purchases		325,300					(6,500)	(6,500)
Balance, September 30, 2023	16,030,172	754,486	$16,030	$143,972	$157,044	$(59,826)	$(17,015)	$240,205

Nine Months Ended September 30, 2022
Balance, December 31, 2021	16,030,172	271,082	$16,030	$144,453	$142,612	$5,026	$(6,716)	$301,405
Net income					18,839			18,839
Other comprehensive loss, net						(61,495)		(61,495)
Cash dividends declared on common stock, $.84 per share					(13,147)			(13,147)
Shares issued for dividend reinvestment plan		(49,221)		10			1,216	1,226
Shares issued from treasury related to exercise of stock options		(7,024)		(34)			175	141
Restricted stock granted		(78,243)		(1,932)			1,932	0
Forfeiture of restricted stock		10,782		228			(228)	0
Stock-based compensation expense				1,169				1,169
Purchase of restricted stock for tax withholding		6,964					(175)	(175)
Treasury stock purchases		375,416					(9,174)	(9,174)
Balance, September 30, 2022	16,030,172	529,756	$16,030	$143,894	$148,304	$(56,469)	$(12,970)	$238,789

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

Operating results reported for the nine-month period ended September 30, 2023 might not be indicative of the results for the year ending December 31, 2023. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

The Corporation adopted ASC 326 using the prospective transition approach for PCD assets that were previously classified as purchased credit impaired (“PCI”) under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2023, the amortized cost basis of PCD assets was adjusted to establish the allowance for credit losses. Essentially all of the PCD loans were reported as nonaccrual loans at January 1, 2023 and September 30, 2023.

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

If either of the above criteria is not met, the Corporation evaluates whether the decline in fair value is the result of credit losses or other factors. The Corporation has elected the practical expedient of zero credit loss estimates for securities issued or guaranteed by U.S. Government entities or agencies. In making the credit loss assessment of securities not issued or guaranteed by U.S. Government entities or agencies, the Corporation may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income (loss).

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit losses when management believes an available-for-sale debt security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2023, there was no allowance for credit losses related to the available-for-sale portfolio.

Accrued interest receivable on available-for-sale debt securities totaled $2,688,000 at September 30, 2023 and was excluded from the estimate of credit losses.

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

Accrued interest receivable on loans totaled $6,590,000 at September 30, 2023 and was excluded from the estimate of credit losses.

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

Estimation Method - WARM (Weighted-Average Remaining Maturity Method)

In applying the WARM method, for each pool identified above, the Corporation determined the annual net charge-offs as a percentage of average total loan balances (net charge-off percentage). In the January 1, 2023 calculation, the Corporation used the annualized net charge-off percentage over the prior 5 calendar years. In the September 30, 2023 calculation, the Corporation used the net charge-off percentage for the 5.75-year period ended September 30, 2023. For each loan pool, the average annualized net charge-off percentage was multiplied by the estimated weighted-average remaining average life of the loans to calculate the loss rate.

The calculation of the estimated weighted-average remaining life of each loan pool was based on instrument-level data, with contractual principal payments adjusted for the estimated impact of prepayments. Commercial lines of credit and other revolving credit facilities were generally assumed to be repaid after 1 year. The estimated weighted-average remaining life of the entire portfolio was calculated to be 4.16 years at September 30, 2023 and 4.36 years at January 1, 2023. Management determined that use of the Corporation’s net charge-off experience over a 5.75-year period at September 30, 2023 and 5-year period at January 1, 2023 would provide a reasonable time period to include in the WARM expected loss rate calculations in relationship to the weighted-average life of the portfolio overall and to each of the pools.

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

(In Thousands, Except Share and Per Share Data)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Basic
Net income	$7,591	$4,455	$19,887	$18,839
Less: Dividends and undistributed earnings allocated to participating securities	(57)	(39)	(156)	(169)
Net income attributable to common shares	$7,534	$4,416	$19,731	$18,670
Basic weighted-average common shares outstanding	15,154,797	15,364,075	15,264,391	15,482,672
Basic earnings per common share (a)	$0.50	$0.29	$1.29	$1.21
Diluted
Net income attributable to common shares	$7,534	$4,416	$19,731	$18,670
Basic weighted-average common shares outstanding	15,154,797	15,364,075	15,264,391	15,482,672
Dilutive effect of potential common stock arising from stock options	0	3,114	4	3,276
Diluted weighted-average common shares outstanding	15,154,797	15,367,189	15,264,395	15,485,948
Diluted earnings per common share (a)	$0.50	$0.29	$1.29	$1.21
Weighted-average nonvested restricted shares outstanding	113,328	136,040	120,632	139,761
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the consolidated statements of income, less earnings allocated to non-vested restricted shares with nonforfeitable dividends (participating securities).

Anti-dilutive stock options are excluded from earnings per share calculations. The weighted-average number of anti-dilutive instruments outstanding was 8,934 in the three-month period ended September 30, 2023 and 0 in the nine-month period ended September 30, 2023. There were no anti-dilutive instruments outstanding in the three-month and nine-month periods ended September 30, 2022.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

3. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended September 30, 2023
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(14,865)	$3,123	$(11,742)
Reclassification adjustment for gains realized in income	0	0	0
Other comprehensive loss from available-for-sale debt securities	(14,865)	3,123	(11,742)
Unfunded pension and postretirement obligations:
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(14)	3	(11)
Other comprehensive loss on unfunded retirement obligations	(14)	3	(11)
Total other comprehensive loss	$(14,879)	$3,126	$(11,753)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended September 30, 2022
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(25,880)	$5,437	$(20,443)
Reclassification adjustment for (gains) realized in income	(20)	4	(16)
Other comprehensive loss from available-for-sale debt securities	(25,900)	5,441	(20,459)
Unfunded pension and postretirement obligations:
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(9)	1	(8)
Other comprehensive loss on unfunded retirement obligations	(9)	1	(8)
Total other comprehensive loss	$(25,909)	$5,442	$(20,467)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2023
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(12,535)	$2,632	$(9,903)
Reclassification adjustment for (gains) realized in income	(6)	1	(5)
Other comprehensive loss from available-for-sale debt securities	(12,541)	2,633	(9,908)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	(8)	1	(7)
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(42)	9	(33)
Other comprehensive loss on unfunded retirement obligations	(50)	10	(40)
Total other comprehensive loss	$(12,591)	$2,643	$(9,948)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2022
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(77,923)	$16,365	$(61,558)
Reclassification adjustment for (gains) realized in income	(21)	4	(17)
Other comprehensive loss from available-for-sale debt securities	(77,944)	16,369	(61,575)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	133	(27)	106
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(31)	5	(26)
Other comprehensive income on unfunded retirement obligations	102	(22)	80
Total other comprehensive loss	$(77,842)	$16,347	$(61,495)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amounts shown in the table immediately above are included in the following line items in the consolidated statements of income:

Affected Line Item in the
Description	Consolidated Statements of Income
Reclassification adjustment for (gains) realized in income (before-tax)	Realized gains on available-for-sale debt securities, net
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost (before-tax)	Other noninterest expense
Income tax effect	Income tax provision

Changes in the components of accumulated other comprehensive (loss) income are as follows and are presented net of tax:

(In Thousands)	Unrealized		Accumulated
	(Losses)	Unfunded	Other
	Gains	Retirement	Comprehensive
	on Securities	Obligations	(Loss) Income
Three Months Ended September 30, 2023
Balance, beginning of period	$(48,536)	463	$(48,073)
Other comprehensive loss during three months ended September 30, 2023	(11,742)	(11)	(11,753)
Balance, end of period	$(60,278)	$452	$(59,826)

Three Months Ended September 30, 2022
Balance, beginning of period	$(36,307)	$305	$(36,002)
Other comprehensive loss during three months ended September 30, 2022	(20,459)	(8)	(20,467)
Balance, end of period	$(56,766)	$297	$(56,469)

(In Thousands)	Unrealized		Accumulated
	(Losses)	Unfunded	Other
	Gains	Retirement	Comprehensive
	on Securities	Obligations	(Loss) Income
Nine Months Ended September 30, 2023
Balance, beginning of period	$(50,370)	$492	$(49,878)
Other comprehensive loss during nine months ended September 30, 2023	(9,908)	(40)	(9,948)
Balance, end of period	$(60,278)	$452	$(59,826)

Nine Months Ended September 30, 2022
Balance, beginning of period	$4,809	$217	$5,026
Other comprehensive loss during nine months ended September 30, 2022	(61,575)	80	(61,495)
Balance, end of period	$(56,766)	$297	$(56,469)

4. CASH AND DUE FROM BANKS

Cash and due from banks at September 30, 2023 and December 31, 2022 include the following:

(In Thousands)	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$48,308	$47,698
Certificates of deposit	4,350	7,350
Total cash and due from banks	$52,658	$55,048

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

5. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at September 30, 2023 and December 31, 2022 are summarized as follows:

(In Thousands)	September 30, 2023
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$33,938	$0	$(3,381)	$30,557
Obligations of U.S. Government agencies	21,372	0	(2,576)	18,796
Bank holding company debt securities	28,950	0	(6,639)	22,311
Obligations of states and political subdivisions:
Tax-exempt	123,598	114	(19,259)	104,453
Taxable	65,408	0	(11,951)	53,457
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	109,102	0	(14,633)	94,469
Residential collateralized mortgage obligations	38,267	0	(4,870)	33,397
Commercial mortgage-backed securities	76,627	0	(12,955)	63,672
Private label commercial mortgage-backed securities	8,178	0	(152)	8,026
Total available-for-sale debt securities	$505,440	$114	$(76,416)	$429,138

(In Thousands)	December 31, 2022
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$35,166	$0	$(3,330)	$31,836
Obligations of U.S. Government agencies	25,938	0	(2,508)	23,430
Bank holding company debt securities	28,945	0	(3,559)	25,386
Obligations of states and political subdivisions:
Tax-exempt	146,149	319	(13,845)	132,623
Taxable	68,488	0	(11,676)	56,812
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	112,782	0	(12,841)	99,941
Residential collateralized mortgage obligations	44,868	0	(4,572)	40,296
Commercial mortgage-backed securities	91,388	0	(11,702)	79,686
Private label commercial mortgage-backed securities	8,070	2	(49)	8,023
Total available-for-sale debt securities	$561,794	$321	$(64,082)	$498,033

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions aggregated by length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

September 30, 2023	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$0	0	$30,557	(3,381)	$30,557	$(3,381)
Obligations of U.S. Government agencies	1,850	(8)	16,946	(2,568)	18,796	(2,576)
Bank holding company debt securities	0	0	22,311	(6,639)	22,311	(6,639)
Obligations of states and political subdivisions:
Tax-exempt	4,172	(268)	96,600	(18,991)	100,772	(19,259)
Taxable	0	0	53,457	(11,951)	53,457	(11,951)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	9,304	(412)	83,619	(14,221)	92,923	(14,633)
Residential collateralized mortgage obligations	2,662	(130)	30,735	(4,740)	33,397	(4,870)
Commercial mortgage-backed securities	2,211	(130)	61,461	(12,825)	63,672	(12,955)
Private label commercial mortgage-backed securities	8,026	(152)	0	0	8,026	(152)
Total temporarily impaired available-for-sale debt securities	$28,225	$(1,100)	$395,686	$(75,316)	$423,911	$(76,416)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2022	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$20,192	$(1,939)	$11,644	$(1,391)	$31,836	$(3,330)
Obligations of U.S. Government agencies	8,509	(430)	12,921	(2,078)	21,430	(2,508)
Bank holding company debt securities	14,248	(1,697)	11,138	(1,862)	25,386	(3,559)
Obligations of states and political subdivisions:
Tax-exempt	106,204	(11,023)	15,153	(2,822)	121,357	(13,845)
Taxable	28,901	(4,739)	27,761	(6,937)	56,662	(11,676)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	45,410	(4,226)	54,531	(8,615)	99,941	(12,841)
Residential collateralized mortgage obligations	28,670	(2,042)	11,626	(2,530)	40,296	(4,572)
Commercial mortgage-backed securities	40,408	(2,585)	39,278	(9,117)	79,686	(11,702)
Private label commercial mortgage-backed securities	4,762	(49)	0	0	4,762	(49)
Total temporarily impaired available-for-sale debt securities	$297,304	$(28,730)	$184,052	$(35,352)	$481,356	$(64,082)

Gross realized gains and losses from available-for-sale debt securities were as follows:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Gross realized gains from sales	$0	$44	$89	$48
Gross realized losses from sales	0	(24)	(83)	(27)
Net realized gains	$0	$20	$6	$21

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of September 30, 2023. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	September 30, 2023
	Amortized	Fair
	Cost	Value
Due in one year or less	$10,899	$10,672
Due from one year through five years	70,095	64,235
Due from five years through ten years	80,423	66,554
Due after ten years	111,849	88,113
Sub-total	273,266	229,574
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	109,102	94,469
Residential collateralized mortgage obligations	38,267	33,397
Commercial mortgage-backed securities	76,627	63,672
Private label commercial mortgage-backed securities	8,178	8,026
Total	$505,440	$429,138

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Investment securities carried at $242,190,000 at September 30, 2023 and $277,302,000 at December 31, 2022 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements and Note 11 for information related to securities pledged against interest rate swap obligations.

A summary of information management considered in evaluating debt and equity securities for credit losses at September 30, 2023 and December 31, 2022 is provided below.

Debt Securities

As reflected in the table above, gross unrealized holding losses on available-for-sale debt securities totaled $76,416,000 at September 30, 2023 and $64,082,000 at December 31, 2022. At September 30, 2023, the Corporation does not have the intent to sell, nor is it more likely than not it will be required to sell, these securities before it is able to recover the amortized cost basis. The unrealized holding losses were consistent with significant increases in market interest rates that occurred in 2022 and 2023.

At September 30, 2023 and December 31, 2022, management performed an assessment for possible credit losses of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. At September 30, 2023 and December 31, 2022, all of the Corporation’s holdings of bank holding company debt securities, obligations of states and political subdivisions and private label commercial mortgage-backed securities were investment grade and there have been no payment defaults.

Based on the results of the assessment, there was no ACL required on available-for-sale debt securities in an unrealized loss position at September 30, 2023 and December 31, 2022.

Equity Securities

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in other assets in the consolidated balance sheets, was $14,570,000 at September 30, 2023 and $14,168,000 at December 31, 2022. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at September 30, 2023 and December 31, 2022. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

In July 2023, C&N Bank became a member of the Federal Reserve System.  As a member, C&N Bank is required to purchase and maintain stock in the Federal Reserve Bank of Philadelphia. There is no active market for Federal Reserve Bank stock, and it must ordinarily be redeemed by the Federal Reserve Bank of Philadelphia in order to be liquidated. C&N Bank’s investment in Federal Reserve Bank stock, included in other assets in the consolidated balance sheets, was $6,243,000 at September 30, 2023.

The Corporation has a marketable equity security included in other assets in the consolidated balance sheets with a carrying value of $832,000 at September 30, 2023 and $859,000 December 31, 2022, consisting exclusively of one mutual fund. There was an unrealized loss on the mutual fund of $168,000 at September 30, 2023 and $141,000 at December 31, 2022. Changes in the unrealized gains or losses on this security, which are included in other noninterest income in the consolidated statements of income, were a loss of $27,000 in the third quarter 2023 and for the nine-month period ended September 30, 2023, a loss of $38,000 in the third quarter 2022 and a loss of $114,000 in the nine-month period ended September 30, 2022.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

6. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable at September 30, 2023 and December 31, 2022 are summarized as follows:

Summary of Loans by Type

(In Thousands)

	September 30,	December 31,
	2023	2022 (1)
Commercial real estate - non-owner occupied	$737,287	$675,597
Commercial real estate - owner occupied	231,112	205,910
All other commercial loans	395,703	410,077
Residential mortgage loans	410,013	393,582
Consumer loans	56,555	54,874
Total	1,830,670	1,740,040
Less: allowance for credit losses on loans	(18,085)	(16,615)
Loans, net	$1,812,585	$1,723,425

(1) Total loans at December 31, 2022 include purchased credit impaired loans of $1,027,000.

In the table above, outstanding loan balances are presented net of deferred loan origination fees, net, of $4,456,000 at September 30, 2023 and $4,725,000 at December 31, 2022.

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

Acquired loans were initially recorded at fair value, with adjustments made to gross amortized cost based on movements in interest rates (market rate adjustment) and based on credit fair value adjustments on non-impaired loans and impaired loans. Subsequently, the Corporation has recognized amortization and accretion of a portion of the market rate adjustments and credit adjustments on performing loans. For the three-month and nine-month periods ended September 30, 2023 and 2022, adjustments to the initial market rate and credit fair value adjustments of performing loans were recognized as follows:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Market Rate Adjustment
Adjustments to gross amortized cost of loans at beginning of period	$(1,000)	$(866)	$(916)	$(637)
(Amortization) accretion recognized in interest income	(16)	5	(100)	(224)
Adjustments to gross amortized cost of loans at end of period	$(1,016)	$(861)	$(1,016)	$(861)
Credit Adjustment on Non-impaired Loans
Adjustments to gross amortized cost of loans at beginning of period	$(1,446)	$(2,403)	$(1,840)	$(3,335)
Accretion recognized in interest income	147	308	541	1,240
Adjustments to gross amortized cost of loans at end of period	$(1,299)	$(2,095)	$(1,299)	$(2,095)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents an analysis of past due loans as of September 30, 2023:

(In Thousands)	As of September 30, 2023
	Past Due	Past Due
	30-89	90+	Nonaccrual	Current	Total
	Days	Days	Loans	Loans	Loans
Commercial real estate - non-owner occupied	$4	$132	$9,031	$728,120	$737,287
Commercial real estate - owner occupied	151	0	1,586	229,375	231,112
All other commercial loans	1,438	162	1,390	392,713	395,703
Residential mortgage loans	1,569	892	3,244	404,308	410,013
Consumer loans	513	106	250	55,686	56,555
Total	$3,675	$1,292	$15,501	$1,810,202	$1,830,670

The following table presents an analysis of past due loans as of December 31, 2022:

(In Thousands)	As of December 31, 2022
	Past Due	Past Due
	30-89	90+	Nonaccrual	Current	Total
	Days	Days	Loans	Loans	Loans
Commercial real estate - non-owner occupied	$644	$947	$6,350	$667,656	$675,597
Commercial real estate - owner occupied	723	141	19	204,099	204,982
All other commercial loans	537	151	11,528	397,762	409,978
Residential mortgage loans	4,540	866	3,974	384,202	393,582
Consumer loans	635	132	187	53,920	54,874
Purchased credit impaired	0	0	1,027	0	1,027
Total	$7,079	$2,237	$23,085	$1,707,639	$1,740,040

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents the recorded investment in loans by credit quality indicators by year of origination as of September 30, 2023:

(In Thousands)	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial real estate - non-owner occupied
Pass	$83,002	$188,426	$91,246	$55,618	$80,858	$211,778	$0	$710,928
Special Mention	0	0	2,475	0	119	8,147	0	10,741
Substandard	0	0	0	2,577	610	12,431	0	15,618
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - non-owner occupied	$83,002	$188,426	$93,721	$58,195	$81,587	$232,356	$0	$737,287

Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - owner occupied
Pass	$28,058	$37,306	$52,680	$13,245	$17,722	$75,113	$0	$224,124
Special Mention	0	0	2,617	0	0	1,301	0	3,918
Substandard	0	0	0	0	0	3,070	0	3,070
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - owner occupied	$28,058	$37,306	$55,297	$13,245	$17,722	$79,484	$0	$231,112

Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0

All other commercial loans
Pass	$39,638	$94,942	$53,556	$29,097	$17,364	$25,489	$112,698	$372,784
Special Mention	0	0	4,642	0	0	805	400	5,847
Substandard	0	3,091	1,250	435	2,151	1,121	9,024	17,072
Doubtful	0	0	0	0	0	0	0	0
Total all other commercial loans	$39,638	$98,033	$59,448	$29,532	$19,515	$27,415	$122,122	$395,703

Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$12	$12

Residential mortgage loans
Pass	$44,449	$88,378	$57,166	$40,943	$33,257	$140,684	$0	$404,877
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	289	369	4,478	0	5,136
Doubtful	0	0	0	0	0	0	0	0
Total residential mortgage loans	$44,449	$88,378	$57,166	$41,232	$33,626	$145,162	$0	$410,013

Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$33	$0	$33

Consumer loans
Pass	$5,216	$5,070	$2,227	$1,372	$238	$991	$40,512	$55,626
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	1	12	5	78	833	929
Doubtful	0	0	0	0	0	0	0	0
Total consumer loans	$5,216	$5,070	$2,228	$1,384	$243	$1,069	$41,345	$56,555

Year-to-date gross charge-offs	$0	$134	$0	$18	$3	$3	$96	$254

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents the recorded investment in loans by credit quality indicators as of December 31, 2022:

		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate - non-owner occupied	$654,430	$9,486	$11,681	$0	$675,597
Commercial real estate - owner occupied	202,702	1,909	371	0	204,982
All other commercial loans	383,846	2,516	23,616	0	409,978
Residential mortgage loans	387,944	0	5,638	0	393,582
Consumer loans	54,353	0	521	0	54,874
Purchased credit impaired	0	0	1,027	0	1,027
Total	$1,683,275	$13,911	$42,854	$0	$1,740,040

The following table is a summary of the Corporation’s nonaccrual loans by major categories for the periods indicated.

	September 30, 2023			December 31, 2022
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
(In Thousands)	No Allowance	with an Allowance	Loans	Nonaccrual Loans
Commercial real estate - non-owner occupied	$1,669	$7,362	$9,031	$6,350
Commercial real estate - owner occupied	1,283	303	1,586	19
All other commercial loans	1,194	196	1,390	11,528
Residential mortgage loans	3,244	0	3,244	3,974
Consumer loans	250	0	250	187
Purchased credit impaired	0	0	0	1,027
Total	$7,640	$7,861	$15,501	$23,085

The Corporation recognized $317,000 and $744,000 of interest income on nonaccrual loans during the three months and nine months ended September 30, 2023, respectively.

The following table represents the accrued interest receivable written off by reversing interest income during the three-month and nine-month periods ended September 30, 2023:

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2023	September 30, 2023
Commercial real estate - non-owner occupied	$22	$48
Residential mortgage loans	11	17
Consumer loans	0	2
Total	$33	$67

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

The following table details the amortized cost of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses on loans allocated to these loans:

	September 30, 2023
	Amortized
(In Thousands)	Cost	Allowance
Commercial real estate - non-owner occupied	$9,031	$664
Commercial real estate - owner occupied	1,586	61
All other commercial loans	1,390	95
Total	$12,007	$820

The following table summarizes the activity related to the ACL for the three and nine months ended September 30, 2023 under the CECL methodology.

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Unallocated	Total
Balance, June 30, 2023	$10,603	$2,025	$3,686	$2,464	$278	$0	$19,056
Charge-offs	0	0	(7)	0	(91)	0	(98)
Recoveries	0	0	34	8	18	0	60
(Credit) provision for credit losses on loans	(268)	(161)	(161)	(479)	136	0	(933)
Balance, September 30, 2023	$10,335	$1,864	$3,552	$1,993	$341	$0	$18,085

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Unallocated	Total
Balance, December 31, 2022	$6,305	$1,942	$4,142	$2,751	$475	$1,000	$16,615
Adoption of ASU 2016-13 (CECL)	3,763	7	(88)	(344)	(234)	(1,000)	2,104
Charge-offs	0	0	(12)	(33)	(254)	0	(299)
Recoveries	0	0	34	10	30	0	74
(Credit) provision for credit losses on loans	267	(85)	(524)	(391)	324	0	(409)
Balance, September 30, 2023	$10,335	$1,864	$3,552	$1,993	$341	$0	$18,085

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Prior to the adoption of ASC 326 on January 1, 2023, the Corporation calculated the allowance for loan losses under the incurred loss methodology. The following tables are disclosed related to the allowance for loan losses in prior periods.

Three Months Ended September 30, 2022	June 30, 2022				September 30, 2022
(In Thousands)	Balance	Charge-offs	Recoveries	Provision (Credit)	Balance
Allowance for Loan Losses:
Commercial:
Commercial loans secured by real estate	$4,982	$(2,160)	$0	$3,225	$6,047
Commercial and industrial	2,792	0	0	31	2,823
Commercial construction and land	515	0	0	169	684
Loans secured by farmland	112	0	0	1	113
Multi-family (5 or more) residential	339	0	0	88	427
Agricultural loans	23	0	0	(1)	22
Other commercial loans	131	0	0	(9)	122
Total commercial	8,894	(2,160)	0	3,504	10,238
Residential mortgage:
Residential mortgage loans - first liens	3,689	0	1	229	3,919
Residential mortgage loans - junior liens	180	0	0	14	194
Home equity lines of credit	308	0	0	25	333
1-4 Family residential construction	215	0	0	36	251
Total residential mortgage	4,392	0	1	304	4,697
Consumer	261	(36)	24	(14)	235
Unallocated	1,000	0	0	0	1,000
Total Allowance for Loan Losses	$14,547	$(2,196)	$25	$3,794	$16,170

Nine Months Ended September 30, 2022	December 31, 2021				September 30, 2022
(In Thousands)	Balance	Charge-offs	Recoveries	Provision (Credit)	Balance
Allowance for Loan Losses:
Commercial:
Commercial loans secured by real estate	$4,405	$(2,160)	$0	$3,802	$6,047
Commercial and industrial	2,723	(150)	0	250	2,823
Commercial construction and land	637	0	0	47	684
Loans secured by farmland	115	0	0	(2)	113
Multi-family (5 or more) residential	215	0	0	212	427
Agricultural loans	25	0	0	(3)	22
Other commercial loans	173	0	0	(51)	122
Total commercial	8,293	(2,310)	0	4,255	10,238
Residential mortgage:
Residential mortgage loans - first liens	3,650	0	3	266	3,919
Residential mortgage loans - junior liens	184	0	0	10	194
Home equity lines of credit	302	0	15	16	333
1-4 Family residential construction	202	0	0	49	251
Total residential mortgage	4,338	0	18	341	4,697
Consumer	235	(107)	39	68	235
Unallocated	671	0	0	329	1,000
Total Allowance for Loan Losses	$13,537	$(2,417)	$57	$4,993	$16,170

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Summary information related to impaired loans at December 31, 2022 is provided in the table immediately below.

(In Thousands)	December 31, 2022
	Unpaid
	Principal	Recorded	Related
	Balance	Investment	Allowance
With no related allowance recorded:
Commercial loans secured by real estate	$8,563	$3,754	$0
Commercial and industrial	12,926	11,163	0
Residential mortgage loans - first liens	506	506	0
Residential mortgage loans - junior liens	68	30	0
Home equity lines of credit	68	68	0
Loans secured by farmland	76	76	0
Agricultural loans	57	57	0
Construction and other land loans	244	244	0
Total with no related allowance recorded	22,508	15,898	0

With a related allowance recorded:
Commercial loans secured by real estate	3,400	3,400	427
Commercial and industrial	60	60	26
Total with a related allowance recorded	3,460	3,460	453
Total	$25,968	$19,358	$453

The average balance of impaired loans and interest income recognized on these impaired loans is as follows:

(In Thousands)			Interest Income Recognized on
	Average Investment in Impaired Loans		Impaired Loans on a Cash Basis
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2022	2022	2022
Commercial:
Commercial loans secured by real estate	$9,710	$9,804	$143	$483
Commercial and industrial	371	839	4	207
Commercial construction and land	47	47	0	1
Loans secured by farmland	79	81	0	0
Multi-family (5 or more) residential	0	263	0	1,156
Agricultural loans	59	61	0	2
Total commercial	10,266	11,095	147	1,849
Residential mortgage:
Residential mortgage loans - first lien	612	587	5	17
Residential mortgage loans - junior lien	31	33	0	6
Home equity lines of credit	68	34	1	3
Total residential mortgage	711	654	6	26
Total	$10,977	$11,749	$153	$1,875

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

There were no loans modified to borrowers experiencing financial difficulty in the three-month and nine-month periods ended September 30, 2023.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in foreclosed assets held for sale in the unaudited consolidated balance sheets) is as follows:

(In Thousands)	September 30,	December 31,
	2023	2022
Foreclosed residential real estate	$202	$0

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	September 30,	December 31,
	2023	2022
Residential real estate in process of foreclosure	$1,049	$1,229

The Corporation maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, commercial letters of credit and credit enhancement obligations related to residential mortgage loans sold with recourse, when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. The allowance for credit losses for off-balance sheet exposures of $900,000 at September 30, 2023 and $425,000 at December 31, 2022, is included in accrued interest and other liabilities on the unaudited consolidated balance sheets.

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet exposures for the three and nine months ended September 30, 2023.

	Three Months	Nine Months
	Ended	Ended
(In Thousands)	September 30, 2023	September 30, 2023
Beginning Balance	$1,154	$425
Adjustment to allowance for off-balance sheet exposures for adoption of ASU 2016-13	0	793
Recoveries	38	38
Credit for unfunded commitments	(292)	(356)
Balance, September 30, 2023	$900	$900

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. At September 30, 2023 and December 31, 2022, the net carrying value of goodwill was $52,505,000.

Information related to core deposit intangibles is as follows:

(In Thousands)	September 30,	December 31,
	2023	2022
Gross amount	$6,639	$6,639
Accumulated amortization	(4,068)	(3,762)
Net	$2,571	$2,877

Amortization expense related to core deposit intangibles is included in other noninterest expense in the consolidated statements of income, as follows:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Amortization expense	$102	$110	$306	$329

8. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	September 30,	December 31,
	2023	2022
FHLB-Pittsburgh borrowings	$21,500	$77,000
Customer repurchase agreements	1,753	3,062
Total short-term borrowings	$23,253	$80,062

The Corporation had available credit with other correspondent banks totaling $95,000,000 at September 30, 2023 and December 31, 2022. These lines of credit are primarily unsecured. No amounts were outstanding at September 30, 2023 or December 31, 2022.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At September 30, 2023, the Corporation had available credit in the amount of $20,766,000 on this line with no outstanding advances. At December 31, 2022, the Corporation had available credit in the amount of $23,107,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with a carrying value of $21,731,000 at September 30, 2023 and $24,113,000 at December 31, 2022.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at September 30, 2023 and December 31, 2022. The carrying value of the underlying securities was $1,770,000 at September 30, 2023 and $3,080,000 at December 31, 2022.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $1,321,417,000 at September 30, 2023 and $1,209,179,000 at December 31, 2022. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in other assets in the consolidated balance sheets) were $14,570,000 at September 30, 2023 and $14,168,000 at December 31, 2022. The Corporation’s total credit facility with FHLB-Pittsburgh was $918,798,000 at September 30, 2023, including an unused

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(available) amount of $752,847,000. At December 31, 2022, the Corporation’s total credit facility with FHLB-Pittsburgh was $839,378,000, including an unused (available) amount of $689,279,000.

At September 30, 2023, short-term borrowings included an overnight borrowing from FHLB-Pittsburgh of $6,500,000 at an interest rate of 5.68% and an advance of $15,000,000 maturing in October 2023 with an interest rate of 5.61%. At December 31, 2022, the overnight borrowing from FHLB-Pittsburgh was $77,000,000 at an interest rate of 4.45% with no other short-term advances.

LONG-TERM BORROWINGS – FHLB ADVANCES

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	September 30,	December 31,
	2023	2022
Loan maturing in 2023 with a rate of 3.25%	$2,290	$9,303
Loans maturing in 2024 with a weighted-average rate of 2.89%	29,784	29,813
Loans maturing in 2025 with a weighted-average rate of 4.12%	35,653	23,231
Loans maturing in 2026 with a weighted-average rate of 4.44%	31,518	0
Loans maturing in 2027 with a weighted-average rate of 4.00%	24,031	0
Loan maturing in 2028 with a rate of 3.72%	2,000	0
Total long-term FHLB-Pittsburgh borrowings	$125,276	$62,347

Note: Weighted-average rates are presented as of September 30, 2023.

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

The Senior Notes were recorded, net of debt issuance costs of $337,000, at an initial carrying amount of $14,663,000. Debt issuance costs are amortized over the term of the Senior Notes as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Senior Notes totaling $16,000 in the third quarter 2023 and $49,000 in the nine-month period ended September 30, 2023, and $16,000 in the third quarter 2022 and $48,000 in the nine month-period ended September 30, 2022, was included in interest expense in the unaudited consolidated statements of income.

At September 30, 2023 and December 31, 2022, outstanding Senior Notes are as follows:

(In Thousands)	September 30,	December 31,
	2023	2022
Senior Notes with an aggregate par value of $15,000,000; bearing interest at 2.75% with an effective interest rate of 3.23%; maturing in June 2026	$14,814	$14,765
Total carrying value	$14,814	$14,765

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

The Subordinated Notes were recorded, net of debt issuance costs of $563,000, at an initial carrying amount of $24,437,000. Debt issuance costs are amortized through June 1, 2026 as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Subordinated Notes totaling $28,000 in the third quarter 2023 and $82,000 in the nine-month period ended September 30, 2023, and $27,000 in the third quarter 2022 and $79,000 in the nine-month period ended September 30, 2022, was included in interest expense in the unaudited consolidated statements of income.

At September 30, 2023 and December 31, 2022, the carrying amounts of subordinated debt agreements are as follows:

(In Thousands)	September 30,	December 31,
	2023	2022
Agreements with a par value of $25,000,000; bearing interest at 3.25% with an effective interest rate of 3.74%; maturing in June 2031 and redeemable at par in June 2026	$24,689	$24,607
Total carrying value	$24,689	$24,607

9. STOCK-BASED COMPENSATION PLANS

The Corporation had a Stock Incentive Plan for a selected group of officers and an Independent Directors Stock Incentive Plan. The 2023 restricted stock awards under the Stock Incentive Plan vest ratably over three years, and the 2023 restricted stock issued under the Independent Directors Stock Incentive Plan vests over one year. There were no restricted stock awards granted in the three-month periods ended September 30, 2023 and June 30, 2023. Following is a summary of restricted stock awards granted in the three-month period ended March 31, 2023:

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

Compensation cost related to restricted stock is recognized based on the fair value of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. Total annual stock-based compensation for the year ending December 31, 2023 is estimated to total $1,340,000. Total stock-based compensation expense attributable to restricted stock awards amounted to $320,000 in the third quarter 2023 and $388,000 in the third quarter 2022. Total stock-based compensation expense attributable to restricted stock awards amount to $1,015,000 in the nine-month period ended September 30, 2023 and $1,169,000 in the nine-month period ended September 30, 2022.

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

The aggregate notional amount of interest rate swaps was $152,536,000 at September 30, 2023 and $155,214,000 at December 31, 2022. There were no interest rate swaps originated in the three or nine-month periods ended September 30, 2023 and 2022. There were no gross amounts of interest rate swap-related assets and liabilities not offset in the consolidated balance sheets at September 30, 2023. The net impact on the consolidated statements of income from interest rate swaps was an increase in interest income on loans of $502,000 in the third quarter 2023 and $1,286,000 in the nine-month period ended September 30, 2023 as compared to a reduction in interest income on loans of $4,000 in third quarter 2022 and $541,000 in the nine months ended September 30, 2022.

The Corporation has entered into an RPA with another institution as a means to assume a portion of the credit risk associated with a loan structure which includes a derivative instrument, in exchange for fee income commensurate with the risk assumed.  This type of derivative is referred to as an “RPA In.” In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Corporation has provided a loan structured with a derivative, the Corporation purchased an RPA from an institution participating in the facility in exchange for a fee commensurate with the risk shared. This type of derivative is referred to as an “RPA Out.”  The net impact on the consolidated statements of income from RPAs was an increase in other noninterest income of $1,000 in the third quarter 2023 and $19,000 in the nine-month period ended September 30, 2023 with no comparable amount in the third quarter 2022 and in the nine months ended September 30, 2022.

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the consolidated balance sheets at September 30, 2023 and December 31, 2022:

(In Thousands)	At September 30, 2023				At December 31, 2022
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
	Amount	Value (1)	Amount	Value (2)	Amount	Value (1)	Amount	Value (2)
Interest rate swap agreements	$76,268	$4,545	$76,268	$4,545	$77,607	$3,638	$77,607	$3,638
RPA Out	7,111	6	0	0	7,200	0	0	0
RPA In	0	0	10,000	6	0	0	10,000	19

(1)	Included in other assets in the consolidated balance sheets.
(2)	Included in accrued interest and other liabilities in the consolidated balance sheets.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation’s agreements with its derivative counterparties provide that if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. Further, if the Corporation were to fail to maintain its status as a well or adequately capitalized institution, then the counterparties could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements. Available-for-sale securities with a carrying value of $2,251,000 were pledged as collateral against the Corporation’s obligations related to the interest rate swaps at September 30, 2023.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2023 and December 31, 2022, assets and liabilities measured at fair value and the valuation methods used are as follows:

	September 30, 2023
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$30,557	$0	$0	$30,557
Obligations of U.S. Government agencies	0	18,796	0	18,796
Bank holding company debt securities	0	22,311	0	22,311
Obligations of states and political subdivisions:
Tax-exempt	0	104,453	0	104,453
Taxable	0	53,457	0	53,457
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	94,469	0	94,469
Residential collateralized mortgage obligations	0	33,397	0	33,397
Commercial mortgage-backed securities	0	63,672	0	63,672
Private label commercial mortgage-backed securities	0	8,026	0	8,026
Total available-for-sale debt securities	30,557	398,581	0	429,138
Marketable equity security	832	0	0	832
Servicing rights	0	0	2,630	2,630
RPA Out	0	6	0	6
Interest rate swap agreements, assets	0	4,545	0	4,545
Total recurring fair value measurements, assets	$31,389	$403,132	$2,630	$437,151

Recurring fair value measurements, liabilities,
Interest rate swap agreements, liabilities	$0	$4,545	$0	$4,545

Nonrecurring fair value measurements, assets:
Loans individually evaluated for credit loss, net	$0	$0	$7,041	$7,041
Foreclosed assets held for sale	0	0	633	633
Total nonrecurring fair value measurements, assets	$0	$0	$7,674	$7,674

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	December 31, 2022
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$31,836	$0	$0	$31,836
Obligations of U.S. Government agencies	0	23,430	0	23,430
Bank holding company debt securities	0	25,386	0	25,386
Obligations of states and political subdivisions:
Tax-exempt	0	132,623	0	132,623
Taxable	0	56,812	0	56,812
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	99,941	0	99,941
Residential collateralized mortgage obligations	0	40,296	0	40,296
Commercial mortgage-backed securities	0	79,686	0	79,686
Private label commercial mortgage-backed securities	0	8,023	0	8,023
Total available-for-sale debt securities	31,836	466,197	0	498,033
Marketable equity security	859	0	0	859
Servicing rights	0	0	2,653	2,653
Interest rate swap agreements, assets	0	3,638	0	3,638
Total recurring fair value measurements, assets	$32,695	$469,835	$2,653	$505,183

Recurring fair value measurements, liabilities,
Interest rate swap agreements, liabilities	$0	$3,638	$0	$3,638

Nonrecurring fair value measurements, assets:
Impaired loans, net	$0	$0	$3,007	$3,007
Foreclosed assets held for sale	0	0	275	275
Total nonrecurring fair value measurements, assets	$0	$0	$3,282	$3,282

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2023 and December 31, 2022, quantitative information regarding valuation techniques and the significant unobservable inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	9/30/2023	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		9/30/2023
Servicing rights	$2,630	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	129.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/2022	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2022
Servicing rights	$2,653	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	133.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Servicing rights balance, beginning of period	$2,607	$2,640	$2,653	$2,329
Originations of servicing rights	64	33	113	192
Unrealized (loss) gain included in earnings	(41)	(24)	(136)	128
Servicing rights balance, end of period	$2,630	$2,649	$2,630	$2,649

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2023 and December 31, 2022, quantitative information regarding valuation techniques and the significant unobservable inputs used for nonrecurring fair value measurements using Level 3 methodologies are as follows:

(Dollars In Thousands)						Weighted
		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	9/30/2023	9/30/2023	9/30/2023	Technique	Inputs	9/30/2023

Loans individually evaluated for credit loss:
Commercial real estate - nonowner occupied	$7,362	$664	$6,698	Sales comparison	Discount to appraised value	25%
Commercial real estate - owner occupied	303	61	242	Sales comparison & SBA guaranty	Discount to appraised value	57%
All other commercial loans	196	95	101	Liquidation & SBA guaranty	Discount to appraised value	18%
Total loans individually evaluated for credit loss	$7,861	$820	$7,041
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$202	$0	$202	Sales comparison	Discount to appraised value	38%
Commercial real estate	431	0	431	Sales comparison	Discount to appraised value	45%
Total foreclosed assets held for sale	$633	$0	$633

(Dollars In Thousands)						Weighted
		Valuation				Average
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2022	12/31/2022	12/31/2022	Technique	Inputs	12/31/2022

Impaired loans:
Commercial:
Commercial loans secured by real estate	$3,400	$427	$2,973	Sales comparison	Discount to appraised value	25%
Commercial and industrial	60	26	34	Liquidation of assets	Discount to appraised value	33%
Total impaired loans	$3,460	$453	$3,007
Foreclosed assets held for sale - real estate:
Commercial real estate	$275	$0	$275	Sales comparison	Discount to appraised value	50%
Total foreclosed assets held for sale	$275	$0	$275

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	September 30, 2023		December 31, 2022
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$48,308	$48,308	$47,698	$47,698
Certificates of deposit	Level 2	4,350	4,033	7,350	6,956
Restricted equity securities (included in other assets)	Level 2	21,062	21,062	14,418	14,418
Loans, net	Level 3	1,812,585	1,732,232	1,723,425	1,674,002
Accrued interest receivable	Level 2	9,311	9,311	8,653	8,653

Financial liabilities:
Deposits with no stated maturity	Level 2	1,603,033	1,603,033	1,702,404	1,702,404
Time deposits	Level 2	421,964	419,686	295,189	293,814
Short-term borrowings	Level 2	23,253	23,253	80,062	80,062
Long-term borrowings	Level 2	125,276	123,056	62,347	60,944
Senior debt	Level 2	14,814	12,870	14,765	9,712
Subordinated debt	Level 2	24,689	20,184	24,607	16,186
Accrued interest payable	Level 2	1,464	1,464	461	461

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

EARNINGS OVERVIEW

Third Quarter 2023 as Compared to Third Quarter 2022

Third quarter 2023 net income was $7,591,000, or $0.50 per diluted share, as compared to $4,455,000, or $0.29 per diluted share, in the third quarter 2022. Significant variances were as follows:

●	Net interest income of $19,663,000 in the third quarter 2023 was $1,216,000 lower than the third quarter 2022 reflecting an increase in interest expense of $6,624,000 (includes $5,292,000 interest on deposits and $1,332,000 interest on borrowings) and an increase of $5,408,000 in interest and dividend income. The interest rate spread decreased 0.73%, as the average rate on interest-bearing liabilities increased 1.49%, while the average yield on earning assets increased 0.76%. The net interest margin was 3.35% in the third quarter 2023, down from 3.69% in the third quarter 2022.

●	The credit for credit losses was $1,225,000 in the third quarter 2023, as compared to a provision for credit losses of $3,794,000 in the third quarter 2022. The credit in the third quarter 2023 included the impact of reductions in the allowance for credit losses (ACL) from a reduction in estimated future net charge-offs related to an economic forecast, qualitative adjustments in concentrations of credit based on loan type, lending policies and procedures and changes in external indexes, and a reduction in the Corporation’s average net charge-off experience. The third quarter 2022

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

provision included the impact of recognizing a partial charge-off of $2,160,000 on a commercial real estate secured participation loan.

●	Noninterest income of $6,489,000 in the third quarter 2023 increased $818,000 from the third quarter 2022 amount. Significant variances included the following:

o	Other noninterest income of $1,084,000 increased $462,000 from the third quarter 2022, including dividends on FHLB-Pittsburgh stock totaling $323,000, an increase of $163,000 from the third quarter 2022 and dividends on Federal Reserve Bank stock of $63,000 with no comparable amount in 2022. Additionally, in the third quarter 2023, the Corporation recognized income of $64,000, with no comparable amount in 2022, from a conversion assistance payment received related to a change in wealth management platform for providing brokerage and investment advisory services.

o	Service charges on deposit accounts of $1,443,000 increased $338,000 from the third quarter 2022. In the third quarter 2022, income was reduced by $290,000 related to refunds of consumer overdraft fees as the result of updated regulatory guidance on certain overdraft fees with no comparable amount in 2023.

o	Trust revenue of $1,919,000 increased $175,000, consistent with recent appreciation in the trading prices of many U.S. equity securities and includes an increase in fees from services provided to estates.

o	Net gains from sale of loans of $237,000 increased $106,000 from the third quarter 2022, reflecting an increase in the volume of residential mortgage loans sold.

o	Brokerage and insurance revenue of $394,000 decreased $302,000 from the third quarter 2022, due to a reduction in sales volume.

●	Noninterest expense of $17,940,000 in the third quarter 2023 increased $497,000 from the third quarter 2022 amount. Significant variances included the following:

o	Other noninterest expense of $2,577,000 increased $582,000 from the third quarter 2022. Within this category, significant variances included the following:
●	Other operational losses included $127,000 of expenses related to check fraud in the third quarter 2023 with no comparable amount in the third quarter 2022.
●	FDIC insurance expense increased $124,000 from the third quarter of 2022, reflecting the impact of an increase in base deposit insurance assessment rate applicable to all FDIC-insured banks.
●	In the third quarter 2023, there was no adjustment to the allowance for disallowed SBA claims compared to a decrease of $77,000 in the allowance for disallowed SBA claims in third quarter of 2022, resulting in a net increase in expense of $77,000.
●	Legal fees totaled $187,000 in the third quarter 2023, an increase of $66,000 over the third quarter 2022 total, mainly due to fees incurred related to non-litigation-related corporate matters.
●	Net recoveries of previously incurred collection expenses were $70,000 in the third quarter 2023 as compared to net collection expense of $16,000 in the third quarter 2022, a net decrease in expense of $86,000.
o	Automated teller machine and interchange expense of $504,000 increased $107,000 from the third quarter 2022, mainly due to a higher volume of interchange transactions processed.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

o	Data processing and telecommunications expense of $1,823,000 increased $104,000 from the third quarter 2022, including the impact of increases in software licensing and maintenance costs as well as costs related to enhancements of data management capabilities.

o	Pennsylvania shares tax expense of $403,000 is lower by $84,000 from the third quarter 2022, consistent with a reduction in C&N Bank’s equity that provides the base for determining the annual tax.

o	Net occupancy and equipment expense of $1,268,000 decreased $230,000 from the third quarter 2022 total, as 2022 included accelerated depreciation expense of $205,000 related to planned closures of two branches in November 2022.

●	The income tax provision of $1,846,000, or 19.6% of pre-tax income for the third quarter 2023 increased $988,000 from $858,000, or 16.1% of pre-tax income for the third quarter 2022. The higher provision in 2023 reflects the increase in pre-tax income of $4,124,000. The higher effective tax rate in the third quarter 2023 as compared to the third quarter 2022 reflects the impact of an increase in nondeductible interest expense associated with funding for tax-exempt securities and loans.

Nine Months Ended September 30, 2023 as Compared to Nine Months Ended September 30, 2022

Net income for the nine-month period ended September 30, 2023 was $19,887,000, or $1.29 per diluted share, as compared to $18,839,000, or $1.21 per diluted share, for the first nine months of 2022. Significant variances were as follows:

●	Net interest income totaled $60,806,000 in the nine months ended September 30, 2023, $30,000 lower than 2022, reflecting an increase in interest expense of $16,506,000 (includes $11,581,000 interest on deposits and $4,925,000 interest on borrowings) and an increase of $16,476,000 in interest and dividend income (includes $16,022,000 in interest and fees on loans). The interest rate spread decreased 0.56%, as the average rate on interest-bearing liabilities was higher by 1.29% while the average yield on earning assets increased 0.73%. The net interest margin was 3.53% for the first nine months of 2023, down from 3.72% in the corresponding period of 2022.

●	For the nine months ended September 30, 2023, there was a credit for credit losses (reduction in expense) of $765,000 compared to a provision of $4,993,000 for the first nine months of 2022, resulting in a net decrease in expense of $5,758,000. The credit for the first nine months of 2023 included a credit related to loans receivable of $409,000 and a credit related to off-balance sheet exposures of $356,000. The credit related to loans receivable and off-balance sheet exposures was mainly attributable to qualitative adjustments in concentrations of credit based on loan type, lending policies and procedures and changes in external indexes, as well as a reduction in the Corporation’s average net charge-off experience, used in the calculation of the ACL. The ACL as a percentage of gross loans receivable was 0.99% at September 30, 2023 as compared to 1.08% at January 1, 2023 upon the initial adoption of CECL.

●	Noninterest income totaled $18,739,000 in the first nine months of 2023, up $416,000 from the total for the first nine months of 2022. Significant variances included the following:

o	Other noninterest income of $3,442,000 increased $776,000 as dividends on FHLB-Pittsburgh stock totaled $830,000, an increase of $442,000. Additionally, in the first nine months of 2023, the Corporation recognized income of $63,000 from dividends on Federal Reserve Bank stock with no comparable amount in 2022 and income of $160,000, with no comparable amount in 2022, from a conversion assistance payment received related to a change in wealth management platform for providing brokerage and investment advisory services.

o	Service charges on deposit accounts of $4,121,000 increased $459,000 as the volume of consumer and business overdraft activity increased and included in first nine months of 2022 there was a reduction in income of $290,000 related to refunds of consumer overdraft fees as the result of updated regulatory guidance on certain overdraft fees.

o	Trust revenue of $5,500,000 increased $255,000 reflecting an increase consistent with recent appreciation in the trading prices of many U.S. equity securities and an increase in fees from services provided to estates.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

o	Brokerage and insurance revenue of $1,189,000 decreased $595,000 due to a reduction in sales volume.

o	Loan servicing fees, net, of $466,000 decreased $291,000, as the fair value of servicing rights decreased $136,000 in the first nine months of 2023 as compared to an increase of $128,000 in the first nine months of 2022.

o	Net gains from sale of loans of $450,000 decreased $283,000, reflecting a reduction in volume of residential mortgage loans sold.

●	Noninterest expense totaled $55,749,000 for the first nine months of 2023, an increase of $4,381,000 from the total for the first nine months of 2022. Significant variances included the following:

o	Other noninterest expense of $8,443,000 increased $2,133,000. Within this category, significant variances included the following:
●	Other operational losses included $168,000 of expense related to check fraud losses in 2023 with no corresponding amount in 2022 as well as a net increase in expense of $263,000 to $32,000 in other losses in the first month nine months of 2023 from a net reduction in expense of $231,000 in the first nine months of 2022. Most of the reduction in other losses in 2022 was from recoveries or reversals of previously recorded charges related to Trust Department tax compliance matters.
●	FDIC insurance expense increased $366,000, reflecting the impact of the increase in base deposit insurance assessment rate previously described.
●	Legal fees totaled $700,000 in the first nine months of 2023, an increase of $359,000, mainly due to fees incurred related to non-litigation-related corporate matters.
●	In the nine-month period ended September 30, 2023, the allowance for disallowed SBA claims decreased $35,000, resulting in a reduction in expense of the same amount, reflecting better than previously estimated claims experience. In comparison, the reduction in expense in the first nine months of 2022 was $367,000. At September 30, 2023, the allowance for disallowed SBA claims, which was included in other liabilities, was $55,000.
o	Salaries and employee benefits expense of $33,082,000 increased $1,384,000, including an increase in base salaries expense of $1,363,000, or 6.5%.

o	Data processing and telecommunications expense of $5,659,000 increased $597,000, including the impact of increases in software licensing and maintenance costs as well as costs related to enhancements of data management capabilities.

o	Professional fees of $1,988,000 increased $498,000, including $389,000 of conversion costs related to a change in wealth management platform for providing brokerage and investment advisory services.

o	Pennsylvania shares tax expense of $1,210,000 for the first nine months of 2023 is lower by $253,000, consistent with a reduction in C&N Bank’s equity that provides the base for determining the annual tax.

●	The income tax provision of $4,674,000, or 19.0% of pre-tax income for the nine months ended September 30, 2023 increased $715,000 from $3,959,000, or 17.4% of pre-tax income for the nine months ended September 30, 2022. The higher provision in 2023 reflects the increase in pre-tax income of $1,763,000. The higher effective rate in 2023 includes: (1) the impact of the permanent difference related to stock-based compensation resulting in an increase in taxable income in 2023 as compared to a deduction in 2022 due to the reduction in the Corporation’s stock price; and (2) an increase in nondeductible interest expense.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE I – QUARTERLY FINANCIAL DATA

(Dollars In Thousands,	For the Three Months Ended :
Except Per Share Data)	September 30,	June 30,	March 31,	December 31,	September 30,
(Unaudited)	2023	2023	2023	2022	2022
Interest income	$29,118	$28,011	$26,139	$25,855	$23,710
Interest expense	9,455	7,649	5,358	3,563	2,831
Net interest income	19,663	20,362	20,781	22,292	20,879
(Credit) provision for credit losses	(1,225)	812	(352)	2,262	3,794
Net interest income after (credit) provision for credit losses	20,888	19,550	21,133	20,030	17,085
Noninterest income	6,489	6,634	5,616	6,109	5,671
Noninterest expense	17,940	18,722	19,087	16,587	17,443
Income before income tax provision	9,437	7,462	7,662	9,552	5,313
Income tax provision	1,846	1,419	1,409	1,773	858
Net income	$7,591	$6,043	$6,253	$7,779	$4,455
Net income attributable to common shares	$7,534	$5,996	$6,201	$7,711	$4,416
Basic earnings per common share	$0.50	$0.39	$0.40	$0.50	$0.29
Diluted earnings per common share	$0.50	$0.39	$0.40	$0.50	$0.29

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST INCOME

TABLE II – COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)	Three Months Ended
	September 30,		$	%
	2023	2022	Change	Change
Trust revenue	$1,919	$1,744	$175	10.0%
Brokerage and insurance revenue	394	696	(302)	(43.4)%
Service charges on deposit accounts	1,443	1,105	338	30.6%
Interchange revenue from debit card transactions	1,098	1,031	67	6.5%
Net gains from sales of loans	237	131	106	80.9%
Loan servicing fees, net	154	189	(35)	(18.5)%
Increase in cash surrender value of life insurance	160	133	27	20.3%
Other noninterest income	1,084	622	462	74.3%
Realized gains on available-for-sale debt securities, net	0	20	(20)	(100.0)%
Total noninterest income	$6,489	$5,671	$818	14.4%

(Dollars in Thousands)	Nine Months Ended
	September 30,		$	%
	2023	2022	Change	Change
Trust revenue	$5,500	$5,245	$255	4.9%
Brokerage and insurance revenue	1,189	1,784	(595)	(33.4)%
Service charges on deposit accounts	4,121	3,662	459	12.5%
Interchange revenue from debit card transactions	3,115	3,050	65	2.1%
Net gains from sales of loans	450	733	(283)	(38.6)%
Loan servicing fees, net	466	757	(291)	(38.4)%
Increase in cash surrender value of life insurance	450	405	45	11.1%
Other noninterest income	3,442	2,666	776	29.1%
Realized gains on available-for-sale debt securities, net	6	21	(15)	(71.4)%
Total noninterest income	$18,739	$18,323	$416	2.3%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST EXPENSE

TABLE III - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)	Three Months Ended
	September 30,		$	%
	2023	2022	Change	Change
Salaries and employee benefits	$10,878	$10,826	$52	0.5%
Net occupancy and equipment expense	1,268	1,498	(230)	(15.4)%
Data processing and telecommunications expense	1,823	1,719	104	6.1%
Automated teller machine and interchange expense	504	397	107	27.0%
Pennsylvania shares tax	403	487	(84)	(17.2)%
Professional fees	487	521	(34)	(6.5)%
Other noninterest expense	2,577	1,995	582	29.2%
Total noninterest expense	$17,940	$17,443	$497	2.8%

(Dollars in Thousands)	Nine Months Ended
	September 30,		$	%
	2023	2022	Change	Change
Salaries and employee benefits	$33,082	$31,698	$1,384	4.4%
Net occupancy and equipment expense	3,993	4,217	(224)	(5.3)%
Data processing and telecommunications expense	5,659	5,062	597	11.8%
Automated teller machine and interchange expense	1,374	1,128	246	21.8%
Pennsylvania shares tax	1,210	1,463	(253)	(17.3)%
Professional fees	1,988	1,490	498	33.4%
Other noninterest expense	8,443	6,310	2,133	33.8%
Total noninterest expense	$55,749	$51,368	$4,381	8.5%

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables IV, V and VI include information regarding the Corporation’s net interest income for the three-month and nine-month periods ended September 30, 2023 and 2022. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. The Corporation believes presentation of net interest income on a fully taxable-equivalent basis provides investors with meaningful information for purposes of comparing returns on tax-exempt securities and loans with returns on taxable securities and loans. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

Three-Month Periods Ended September 30, 2023 and 2022

For the three-month periods, fully taxable equivalent net interest income (a non-GAAP measure) of $19,875,000 in 2023 was $1,313,000 (6.2%) lower than in 2022. The decrease in net interest income reflected an increase in interest expense of $6,624,000 (includes $5,292,000 interest on deposits and $1,332,000 in interest on borrowings) and an increase of $5,311,000 in total interest income. As presented in Table VI, the net impact of changes in volume of earning assets and interest-bearing liabilities increased net interest income in the third quarter 2023 as compared to third quarter 2022 by $255,000, while the net impact of changes in interest rates (primarily increases) decreased net interest income by $1,568,000. As presented in Table V, the Net Interest Margin was 3.35% in the third quarter 2023 as compared to 3.69% in the third quarter 2022, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) decreased to 2.73% in 2023 from 3.46% in 2022. The average yield on earning assets of 4.94% was 0.76% higher in 2023 as compared to 2022, and the average rate on interest-bearing liabilities of 2.21% in 2023 was 1.49% higher.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $29,330,000 in 2023, an increase of $5,311,000, or 22.1% from 2022.

Interest and fees from loans receivable increased $5,489,000 in 2023 as compared to 2022. The fully taxable equivalent yield on loans in 2023 increased to 5.72% from 4.91% in 2022, reflecting the effects of rising interest rates on the loan portfolio. Average outstanding loans receivable increased $142,728,000 (8.5%) to $1,816,998,000 in 2023 from $1,674,270,000 in 2022. The Corporation has experienced growth in commercial real estate and residential mortgage loans over the last three quarters of 2022 and first nine months of 2023.

Income from interest-bearing due from banks totaled $345,000 in 2023, an increase of $169,000 from the total for 2022. The average yield on interest-bearing due from banks was 4.31% in 2023, up from 2.03% in 2022. The average balance of interest-bearing due from banks was $31,729,000 in 2023, down from $34,465,000 in 2022. Within this category, the largest asset balance in 2023 and 2022 has been interest-bearing deposits held with the Federal Reserve.

Interest income from available-for-sale debt securities, on a fully taxable-equivalent basis, totaled $2,758,000 in 2023, down $327,000 from 2022, as the average balance (at amortized cost) of available-for-sale debt securities decreased $60,776,000. The average yield on available-for-sale debt securities was 2.17% in 2023 and 2022.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased $6,624,000 to $9,455,000 in 2023 from $2,831,000 in 2022.

Interest expense on deposits increased $5,292,000, as the average rate on interest-bearing deposits increased to 1.93% in 2023 from 0.54% in 2022. Average total deposits (interest-bearing and noninterest-bearing) amounted to $1,990,092,000 for the third quarter 2023, down $8,491,000 (0.4%) from the third quarter 2022. Within average total deposits, average brokered deposits (primarily time and money market) were $60,829,000 with an average interest rate of 4.98% in the third quarter 2023, up from $39,074,000 with an average interest rate of 2.51% in the third quarter 2022. The deposit mix has changed significantly over the past several months as businesses and consumers have become more interest-rate sensitive in light of higher market rates.  Average time deposits increased $107,808,000 and average interest checking deposits increased $69,427,000, while the average total balance of money market accounts decreased $98,152,000, average noninterest-bearing demand deposits decreased $58,392,000 and average savings deposits decreased $29,182,000.

Interest expense on borrowed funds increased $1,332,000 in 2023 as compared to 2022, as the Corporation utilized higher levels of short-term and long-term FHLB borrowings to help provide funding for loan growth. Interest expense on short-term borrowings was $677,000 in 2023, up from $179,000 in 2022. The average balance of short-term borrowings increased to $49,157,000 in 2023 from $33,970,000 in 2022. The average rate on short-term borrowings was 5.46% in 2023 compared to 2.09% in 2022. Interest expense on long-term borrowings (FHLB advances) increased $832,000 to $1,164,000 in 2023 from $332,000 in 2022. The average balance of long-term borrowings was $119,395,000 at an average rate of 3.87% in 2023, up from an average balance of $51,628,000 at an average rate of 2.55% in 2022. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations. The average rate on total borrowed funds was 4.18% in 2023 compared to 2.73% in 2022.

Nine-Month Periods Ended September 30, 2023 and 2022

For the nine-month periods, fully taxable equivalent net interest income was $61,526,000 in 2023, which was $233,000 (0.4%) lower than in 2022. Similar to the discussion for the third quarter 2023, the decrease in net interest income reflected an increase in interest expense of $16,506,000 (includes $11,581,000 interest on deposits and $4,925,000 in interest on borrowings) and an increase of $16,273,000 in total interest income. As presented in Table VI, the net impact of changes in volume of earning assets and interest-bearing liabilities increased net interest income for the nine months ended September 30, 2023 over the nine months ended September 30, 2022 by $2,482,000, while the net impact of changes in interest rates (primarily increases) decreased net interest income by $2,715,000. As presented in Table V, the Net Interest Margin was 3.53% in the first nine months of 2023 as compared to 3.72% in the first nine months of 2022, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) decreased to 2.99% in 2023 from 3.55% in 2022. The average yield on earning assets of 4.81% was 0.73% higher in 2023 as compared to 2022, while the average rate on interest-bearing liabilities of 1.82% in 2023 was 1.29% higher as compared to 2022.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $83,988,000 in 2023, an increase of $16,273,000 from 2022.

Interest and fees from loans receivable increased $16,058,000 in 2023 as compared to 2022. In the nine-month period ended September 30, 2023, the fully taxable equivalent yield on loans was 5.60%, up from 4.86% in the first nine months of 2022, reflecting the effects of rising interest rates on the loan portfolio. Average outstanding loans receivable increased $173,103,000 (10.8%) to $1,777,238,000 in 2023 from $1,604,135,000 in 2022. As noted above, the Corporation has experienced growth in outstanding commercial real estate and residential mortgage loans over the last three quarters of 2022 and first nine months of 2023.

Income from interest-bearing due from banks was $932,000 in 2023, an increase of $597,000 from 2022. The average yield on interest-bearing due from banks was 4.01% in 2023, up from 0.81% in 2022. The average balance of interest-bearing due from banks was $31,076,000 in 2023, down from $55,154,000 in 2022. The reduction in interest-bearing due from bank balances reflects the use of funds to help support loan growth. Within this category, the largest asset balance in 2023 and 2022 has been interest-bearing deposits held with the Federal Reserve.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Interest income from available-for-sale debt securities decreased $353,000 in 2023 from 2022. The average balance of available-for-sale debt securities (at amortized cost) decreased to $522,600,000 in 2023 from $557,155,000 in 2022, as net proceeds from maturities and sales of securities have been used to help fund loan growth. The average yield on available-for-sale debt securities was 2.20% for 2023 as compared to 2.15% in 2022.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

For the nine-month periods, interest expense increased $16,506,000 to $22,462,000 in 2023 from $5,956,000 in 2022.

Interest expense on deposits increased $11,581,000, as the average rate on interest-bearing deposits increased to 1.45% in 2023 from 0.38% in 2022. Average total deposits (interest-bearing and noninterest-bearing) amounted to $1,956,757,000 for the first nine months of 2023, down $7,906,000 (0.4%) from the first nine months of 2022. Within average deposits, average brokered deposits were $40,910,000 at an average rate of 4.56% for the first nine months of 2023 as compared to $35,423,000 at an average rate of 1.36% in the first nine months of 2022.  As noted above, the deposit mix has changed significantly over the last several months.  Average time deposits increased $83,501,000 and average interest checking deposits increased $46,407,000, while the average total balance of money market accounts decreased $103,850,000, the average balances of noninterest bearing demand deposits decreased $24,014,000 and average savings deposits decreased $9,950,000.

Interest expense on borrowed funds increased $4,925,000 in 2023 as compared to 2022. Interest expense on short-term borrowings of $2,918,000 in 2023 was up from $302,000 in 2022 as the average balance of short-term borrowings increased to $75,978,000 in 2023 from $24,306,000 in 2022. The average rate on short-term borrowings was 5.13% in 2023 compared to 1.66% in 2022. Interest expense on long-term borrowings (FHLB advances) increased $2,465,000 to $2,901,000 in 2023 from $436,000 in 2022. The average balance of long-term borrowings was $103,817,000 in 2023, up from an average balance of $32,509,000 in 2022. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations. The average rate on long-term borrowings was 3.74% in 2023 compared to 1.79% in 2022. Interest expense on subordinated debt decreased $158,000 to $691,000 in 2023 from $849,000 in 2022. The average balance of subordinated debt decreased to $24,648,000 in 2023 from $27,966,000 in 2022, and the average rate on subordinated debt decreased to 3.75% in 2023 from 4.06% in 2022.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	.	September 30,		Increase/
(In Thousands)	2023	2022	(Decrease)		2023	2022	(Decrease)
INTEREST INCOME
Interest-bearing due from banks	$345	$176	$169		$932	$335	$597
Available-for-sale debt securities:
Taxable	2,077	2,138	(61)		6,440	6,143	297
Tax-exempt	681	947	(266)		2,161	2,811	(650)
Total available-for-sale debt securities	2,758	3,085	(327)		8,601	8,954	(353)
Loans receivable:
Taxable	25,526	19,967	5,559		72,314	55,662	16,652
Paycheck Protection Program	3	118	(115)		8	899	(891)
Tax-exempt	680	635	45		2,093	1,796	297
Total loans receivable	26,209	20,720	5,489		74,415	58,357	16,058
Other earning assets	18	38	(20)		40	69	(29)
Total Interest Income	29,330	24,019	5,311		83,988	67,715	16,273

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	2,360	487	1,873		4,859	989	3,870
Money market	1,669	639	1,030		3,654	1,270	2,384
Savings	60	66	(6)		186	191	(5)
Time deposits	3,175	780	2,395		6,894	1,562	5,332
Total interest-bearing deposits	7,264	1,972	5,292		15,593	4,012	11,581
Borrowed funds:
Short-term	677	179	498		2,918	302	2,616
Long-term - FHLB advances	1,164	332	832		2,901	436	2,465
Senior notes, net	120	119	1		359	357	2
Subordinated debt, net	230	229	1		691	849	(158)
Total borrowed funds	2,191	859	1,332		6,869	1,944	4,925
Total Interest Expense	9,455	2,831	6,624		22,462	5,956	16,506

Net Interest Income	$19,875	$21,188	$(1,313)		$61,526	$61,759	$(233)

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis (a non-GAAP measure), using the Corporation’s marginal federal income tax rate of 21%. The following table is a reconciliation of net interest income under U.S. GAAP as compared to net interest income as adjusted to a fully taxable-equivalent basis.

(In Thousands)	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
	2023	2022	(Decrease)	2023	2022	(Decrease)
Net Interest Income Under U.S. GAAP	$19,663	$20,879	$(1,216)	$60,806	$60,836	$(30)
Add: fully taxable-equivalent interest income adjustment from tax-exempt securities	84	179	(95)	314	553	(239)
Add: fully taxable-equivalent interest income adjustment from tax-exempt loans	128	130	(2)	406	370	36
Net Interest Income as adjusted to a fully taxable-equivalent basis	$19,875	$21,188	$(1,313)	$61,526	$61,759	$(233)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - Analysis of Average Daily Balances and Rates

(Dollars in Thousands)	Three Months		Three Months		Nine Months		Nine Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	9/30/2023	Return/	9/30/2022	Return/	9/30/2023	Return/	9/30/2022	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Interest-bearing due from banks	$31,729	4.31%	$34,465	2.03%	$31,076	4.01%	$55,154	0.81%
Available-for-sale debt securities, at amortized cost:
Taxable	379,709	2.17%	414,147	2.05%	395,070	2.18%	408,178	2.01%
Tax-exempt	124,435	2.17%	150,773	2.49%	127,530	2.27%	148,977	2.52%
Total available-for-sale debt securities	504,144	2.17%	564,920	2.17%	522,600	2.20%	557,155	2.15%
Loans receivable:
Taxable	1,729,835	5.85%	1,582,245	5.01%	1,687,444	5.73%	1,507,756	4.94%
Paycheck Protection Program	137	8.69%	4,695	9.97%	149	7.18%	10,887	11.04%
Tax-exempt	87,026	3.10%	87,330	2.88%	89,645	3.12%	85,492	2.81%
Total loans receivable	1,816,998	5.72%	1,674,270	4.91%	1,777,238	5.60%	1,604,135	4.86%
Other earning assets	1,468	4.86%	3,925	3.84%	1,332	4.02%	2,750	3.35%
Total Earning Assets	2,354,339	4.94%	2,277,580	4.18%	2,332,246	4.81%	2,219,194	4.08%
Cash	22,068		23,731		22,475		22,527
Unrealized loss on securities	(63,110)		(44,559)		(59,921)		(28,068)
Allowance for credit losses	(19,540)		(14,914)		(18,472)		(14,406)
Bank-owned life insurance	31,559		30,991		31,413		30,857
Bank premises and equipment	21,132		21,874		21,262		21,494
Intangible assets	55,125		55,547		55,227		55,655
Other assets	74,483		57,012		70,369		52,610
Total Assets	$2,476,056		$2,407,262		$2,454,599		$2,359,863

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$512,074	1.83%	$442,647	0.44%	$477,751	1.36%	$431,344	0.31%
Money market	340,618	1.94%	438,770	0.58%	344,527	1.42%	448,377	0.38%
Savings	232,240	0.10%	261,422	0.10%	245,483	0.10%	255,433	0.10%
Time deposits	406,436	3.10%	298,628	1.04%	365,174	2.52%	281,673	0.74%
Total interest-bearing deposits	1,491,368	1.93%	1,441,467	0.54%	1,432,935	1.45%	1,416,827	0.38%
Borrowed funds:
Short-term	49,157	5.46%	33,970	2.09%	75,978	5.13%	24,306	1.66%
Long-term - FHLB advances	119,395	3.87%	51,628	2.55%	103,817	3.74%	32,509	1.79%
Senior notes, net	14,808	3.22%	14,741	3.20%	14,790	3.25%	14,725	3.24%
Subordinated debt, net	24,676	3.70%	24,566	3.70%	24,648	3.75%	27,966	4.06%
Total borrowed funds	208,036	4.18%	124,905	2.73%	219,233	4.19%	99,506	2.61%
Total Interest-bearing Liabilities	1,699,404	2.21%	1,566,372	0.72%	1,652,168	1.82%	1,516,333	0.53%
Demand deposits	498,724		557,116		523,822		547,836
Other liabilities	30,749		23,588		28,091		22,565
Total Liabilities	2,228,877		2,147,076		2,204,081		2,086,734
Stockholders' equity, excluding accumulated other comprehensive loss	296,577		295,086		297,386		295,019
Accumulated other comprehensive loss	(49,398)		(34,900)		(46,868)		(21,890)
Total Stockholders' Equity	247,179		260,186		250,518		273,129
Total Liabilities and Stockholders' Equity	$2,476,056		$2,407,262		$2,454,599		$2,359,863
Interest Rate Spread		2.73%		3.46%		2.99%		3.55%
Net Interest Income/Earning Assets		3.35%		3.69%		3.53%		3.72%

Total Deposits (Interest-bearing and Demand)	$1,990,092		$1,998,583		$1,956,757		$1,964,663
(1)	Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(3)	Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	Three Months Ended 9/30/2023 vs. 9/30/2022			.	Nine Months Ended 9/30/2023 vs. 9/30/2022
	Change in	Change in	Total		Change in	Change in	Total
	Volume	Rate	Change		Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks	$(76)	$245	$169		$(203)	$800	$597
Available-for-sale debt securities:
Taxable	(180)	119	(61)		(202)	499	297
Tax-exempt	(154)	(112)	(266)		(380)	(270)	(650)
Total available-for-sale debt securities	(334)	7	(327)		(582)	229	(353)
Loans receivable:
Taxable	1,985	3,574	5,559		7,088	9,564	16,652
Paycheck Protection Program	(113)	(2)	(115)		(658)	(233)	(891)
Tax-exempt	(2)	47	45		90	207	297
Total loans receivable	1,870	3,619	5,489		6,520	9,538	16,058
Other earning assets	(26)	6	(20)		(41)	12	(29)
Total Interest Income	1,434	3,877	5,311		5,694	10,579	16,273

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	73	1,800	1,873		117	3,753	3,870
Money market	(175)	1,205	1,030		(357)	2,741	2,384
Savings	(8)	2	(6)		(8)	3	(5)
Time deposits	332	2,063	2,395		585	4,747	5,332
Total interest-bearing deposits	222	5,070	5,292		337	11,244	11,581
Borrowed funds:
Short-term	151	347	498		1,319	1,297	2,616
Long-term - FHLB advances	802	30	832		1,650	815	2,465
Senior notes, net	1	0	1		2	0	2
Subordinated debt, net	3	(2)	1		(96)	(62)	(158)
Total borrowed funds	957	375	1,332		2,875	2,050	4,925
Total Interest Expense	1,179	5,445	6,624		3,212	13,294	16,506

Net Interest Income	$255	$(1,568)	$(1,313)		$2,482	$(2,715)	$(233)
(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. Due to higher levels of pre-tax income in 2023, the income tax provision for the third quarter 2023 of $1,846,000 was $988,000 higher than the provision for the third quarter 2022 and the provision for the nine months ended September 30, 2023 of $4,674,000 was $715,000 higher than the amount for the first nine months of 2022. The effective tax rate (tax provision as a percentage of pre-tax income) was 19.6% in the third quarter 2023 compared to 16.1% in the third quarter 2022 and 19.0% for the first nine months of 2023 as compared to 17.4% for the first nine months of 2022. The Corporation’s effective tax rates differ from the statutory rate of 21% principally because of the effects of tax-exempt interest income, nondeductible interest expense, state income taxes and other permanent differences.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The net deferred tax asset at September 30, 2023 and December 31, 2022 represents the following temporary difference components:

	September 30,	December 31,
(In Thousands)	2023	2022
Deferred tax assets:
Unrealized holding losses on securities	$16,024	$13,391
Allowance for credit losses on loans	3,982	3,648
Purchase accounting adjustments on loans	510	938
Deferred compensation	1,300	1,149
Operating leases liability	818	907
Deferred loan origination fees	715	779
Net operating loss carryforward	571	659
Accrued incentive compensation	390	354
Other deferred tax assets	1,308	1,115
Total deferred tax assets	25,618	22,940

Deferred tax liabilities:
Defined benefit plans - ASC 835	119	129
Bank premises and equipment	280	298
Core deposit intangibles	566	633
Right-of-use assets from operating leases	818	907
Other deferred tax liabilities	104	89
Total deferred tax liabilities	1,887	2,056
Deferred tax asset, net	$23,731	$20,884

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income.

Management believes the recorded net deferred tax asset at September 30, 2023 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

SECURITIES

Management continually evaluates several objectives in determining the size, securities mix and other characteristics of the available-for-sale debt securities (investment) portfolio. Key objectives include supporting liquidity needs and maximizing return on earning assets within reasonable risk parameters.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The composition of the available-for-sale debt securities portfolio at September 30, 2023, December 31, 2022 and December 31, 2021 is as follows:

(Dollars In Thousands)	September 30, 2023		December 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Obligations of the U.S. Treasury	$33,938	$30,557	$35,166	$31,836	$25,058	$24,912
Obligations of U.S. Government agencies	21,372	18,796	25,938	23,430	23,936	24,091
Bank holding company debt securities	28,950	22,311	28,945	25,386	18,000	17,987
Obligations of states and political subdivisions:
Tax-exempt	123,598	104,453	146,149	132,623	143,427	148,028
Taxable	65,408	53,457	68,488	56,812	72,182	72,765
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	109,102	94,469	112,782	99,941	98,048	98,181
Residential collateralized mortgage obligations	38,267	33,397	44,868	40,296	44,015	44,247
Commercial mortgage-backed securities	76,627	63,672	91,388	79,686	86,926	87,468
Private label commercial mortgage-backed securities	8,178	8,026	8,070	8,023	0	0
Total Available-for-Sale Debt Securities	$505,440	$429,138	$561,794	$498,033	$511,592	$517,679

Aggregate Unrealized (Loss) Gain		$(76,302)		$(63,761)		$6,087
Aggregate Unrealized (Loss) Gain as a % of Amortized Cost		(15.1)%		(11.3)%		1.2%
Market Yield on 5-Year U.S. Treasury Obligations (a)		4.60%		3.99%		1.26%

(a) Source: Treasury.gov (Daily Treasury Par Yield Curve Rates)

As reflected in the table above, the fair value of available-for-sale securities was lower than the amortized cost basis by $76,302,000, or 15.1% at September 30, 2023 and $63,761,000 (11.3%) at December 31, 2022. In comparison, the aggregate unrealized gain position was $6,087,000 (1.2%) at December 31, 2021. The volatility in the fair value of the portfolio, including the significant reduction in fair value, resulted from changes in interest rates. As shown above, the market yield on the 5-year U.S. Treasury Note was 0.61% higher at September 30, 2023 in comparison to December 31, 2022, and 3.34% higher than at December 31, 2021.

Additional information regarding the potential impact of interest rate changes on all of the Corporation’s financial instruments is provided in Item 3, Quantitative and Qualitative Disclosures about Market Risk.

As described in Note 5 to the unaudited consolidated financial statements, management determined the Corporation does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at September 30, 2023 before it is able to recover the amortized cost basis. Further, management reviewed the Corporation’s holdings as of September 30, 2023 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at September 30, 2023, other than securities issued or guaranteed by U.S. Government entities or agencies, is as follows:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	Bank holding company debt securities – All of the Corporation’s holdings of bank holding company debt securities were investment grade and there have been no payment defaults. There were seven securities with face amounts ranging from $3 million to $5 million, including one senior security and six subordinated securities. All of the issuers have publicly traded common stock. At September 30, 2023, the securities have external ratings ranging from BBB-/Baa3 to A-.
●	Obligations of states and political subdivisions (municipal bonds) – All of the Corporation’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at September 30, 2023, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA or pre-refunded – 23% of the portfolio; AA – 71%; A – 6%.
●	Private label commercial mortgage-backed securities (PLCMBS) – There were two PLCMBS securities, both of which were from the most senior payment (subordination) classes of their respective issuances. These securities were investment grade (rated Aaa), and there have been no payment defaults on these securities.

Based on the results of management’s assessment, there was no ACL required on available-for-sale debt securities in an unrealized loss position at September 30, 2023.

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

Table VII shows the composition of the loan portfolio at September 30, 2023 and at year-end from 2018 through 2022. The segments presented in Table VII have been revised from those used in prior year disclosures to be consistent with the pools used in determining the collectively evaluated portion of the allowance for credit losses based on the CECL methodology in 2023.

As presented in Table VII, total loans outstanding at September 30, 2023 of $1,830,670,000 was more than double the corresponding total at December 31, 2018. The increase in loans outstanding includes the impact of acquisitions of banks located in Southeastern Pennsylvania in 2019 and 2020. Primarily as a result of the acquisitions, as well as expansion by opening two offices in Southcentral Pennsylvania, the mix of the loan portfolio has changed to become predominantly commercial in nature. At September 30, 2023, commercial loans represented 75% of the portfolio while residential loans totaled 22% of the portfolio; in comparison, commercial loans totaled 48% and residential loans totaled 47% of the portfolio at December 31, 2018.

Table VII shows an increase in commercial and industrial loans to $222,923,000 at December 31, 2020 followed by reductions in 2021, 2022 and the first nine months of 2023. The elevated balance of commercial and industrial loans at December 31, 2020 included Paycheck Protection Program (PPP) loans of $132,269,000, a substantial portion of which were subsequently repaid. The outstanding balance of PPP loans was $130,000 at September 30, 2023.

At September 30, 2023, gross loans outstanding increased $90,630,000 from December 31, 2022. Gross loans outstanding at December 31, 2022 increased $175,191,000, or 11.2%, from the total at December 31, 2021. The pace of loan growth in the fourth quarter of 2023 and in future periods will depend on the impact of the increases in interest rates that have occurred in 2022 and 2023, potential further increases in interest rates, potential deterioration in economic conditions and other factors.

While the Corporation’s lending activities are primarily concentrated in its market areas, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Total participation loans outstanding amounted to $38,995,000 at September 30, 2023, down from $44,723,000 at December 31, 2022.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2023, the total recorded investment in non-owner occupied commercial real estate loans for which the primary purpose is utilization of office space by third parties was $94,729,000, or 5.2% of total gross loans receivable. Within this segment, at September 30, 2023, there were two loans with a recorded investment of $3,963,000 risk rated as substandard and nonaccrual with specific allowance for credit losses totaling  $540,000. The remainder of the non-owner occupied commercial real estate loans for the primary purpose of office space utilization totaling $90,766,000 were accruing interest and risk rated Pass at September 30, 2023.

The Corporation originates and sells residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Xtra program consist primarily of conforming, prime loans sold to the Federal National Mortgage Association (Fannie Mae), a quasi-government entity. The Corporation also originates and sells residential mortgage loans to the secondary market through the MPF Original program, administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Original program consist primarily of conforming, prime loans sold to the Federal Home Loan Bank of Pittsburgh. In late 2019, the Corporation began to originate and sell larger-balance, nonconforming mortgages under the MPF Direct Program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The Corporation does not retain servicing rights for loans sold under the MPF Direct Program. Through September 30, 2023, the Corporation’s activity under the MPF Direct Program has been minimal.

For loan sales originated under the MPF programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At September 30, 2023, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,472,000, and the corresponding total outstanding balance of repurchased loans at December 31, 2022 was $1,515,000.

At September 30, 2023, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $318,526,000, including loans sold through the MPF Xtra program of $151,094,000 and loans sold through the Original program of $167,432,000. At December 31, 2022, outstanding balances of loans sold and serviced through the two programs totaled $325,677,000, including loans sold through the MPF Xtra program of $155,506,000 and loans sold through the Original Program of $170,171,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of September 30, 2023 and December 31, 2022.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	September 30,	December 31,
	2023	2022	2021	2020	2019	2018
Commercial real estate - non-owner occupied:
Non-owner occupied	$503,434	$454,386	$358,352	$328,662	$208,579	$115,128
Multi-family (5 or more) residential	61,061	55,406	49,054	54,893	30,474	7,104
1-4 Family - commercial purpose	172,792	165,805	175,027	198,918	147,121	35,176
Total commercial real estate - non-owner occupied	737,287	675,597	582,433	582,473	386,174	157,408
Commercial real estate - owner occupied	231,112	205,910	196,083	191,075	78,729	38,478
All other commercial loans:
Commercial and industrial	80,960	95,368	118,488	222,923	67,288	49,947
Commercial lines of credit	122,189	141,444	106,338	105,802	92,509	65,492
Political subdivisions	80,415	86,663	75,401	46,295	46,054	49,037
Commercial construction and land	91,014	60,892	59,505	41,000	32,717	11,126
Other commercial loans	21,125	25,710	26,498	29,310	28,735	23,130
Total all other commercial loans	395,703	410,077	386,230	445,330	267,303	198,732
Residential mortgage loans:
1-4 Family - residential	385,777	363,005	327,593	356,532	388,415	360,195
1-4 Family residential construction	24,236	30,577	23,151	18,736	14,640	24,698
Total residential mortgage	410,013	393,582	350,744	375,268	403,055	384,893
Consumer loans:
Consumer lines of credit (including HELOCs)	37,736	36,650	33,522	34,566	30,810	31,955
All other consumer	18,819	18,224	15,837	15,497	16,151	16,097
Total consumer	56,555	54,874	49,359	50,063	46,961	48,052
Total	1,830,670	1,740,040	1,564,849	1,644,209	1,182,222	827,563
Less: allowance for credit losses on loans	(18,085)	(16,615)	(13,537)	(11,385)	(9,836)	(9,309)
Loans, net	$1,812,585	$1,723,425	$1,551,312	$1,632,824	$1,172,386	$818,254

Additional details regarding the composition of the non-owner occupied commercial real estate loan portfolio at September 30, 2023 is as follows:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NON-OWNER OCCUPIED COMMERCIAL REAL ESTATE

(In Thousands)	September 30,	% of Non-owner	% of
	2023	Occupied CRE	Total Loans
Industrial	$107,268	21.3%	5.9%
Office	94,729	18.8%	5.2%
Retail	94,542	18.8%	5.2%
Hotels	73,511	14.6%	4.0%
Mixed Use	59,702	11.9%	3.3%
Other	73,682	14.6%	4.0%
Total Non-owner Occupied CRE Loans	$503,434
Total Gross Loans	$1,830,670

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

A summary of the credit for credit losses for the third quarter 2023 and for the nine-month period ended September 30, 2023 is as follows:

(In Thousands)	3 Months	9 Months
	Ended	Ended
	September 30,	September 30,
	2023	2023
(Credit) for credit losses:
Loans receivable	$(933)	$(409)
Off-balance sheet exposures (1)	(292)	(356)
Total (credit) for credit losses	$(1,225)	$(765)

(1)	The (credit) provision for credit losses on off-balance sheet exposures prior to January 1, 2023 was included in other noninterest expense in the consolidated statements of income.

In the third quarter 2023, the credit for credit losses included the impact of reductions in the ACL from a reduction in estimated future net charge-offs related to an economic forecast, qualitative adjustments in concentrations of credit based on loan type, lending policies and procedures and changes in external indexes, and a reduction in the Corporation’s average net charge-off experience.  Similarly, the credit for credit losses for the first nine months of 2023 included the impact of reductions in the ACL related to the qualitative adjustments described above and a reduction in the Corporation’s average net charge-off experience; however, the net impact of changes in the economic forecast was not significant. The ACL as a percentage of gross loans receivable was 0.99% at September 30, 2023 and 1.05% at June 30, 2023 as compared to 1.08% at January 1, 2023 upon initial adoption of CECL. Within the credit for

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

credit losses on loans in the first nine months of 2023, the net provision related to specific loans was $294,000, including net charge-offs of $225,000 and a net increase in specific allowances on loans of $69,000. In comparison, the provision for loan losses in the first nine months of 2022 included $2,047,000 related to specific loans (net decrease in specific allowances on loans of $313,000 and net charge-offs of $2,360,000), an increase of $2,617,000 in the collectively determined portion of the allowance and a $329,000 increase in the unallocated portion.

Table X shows that total nonperforming assets as a percentage of total assets was 0.70% at September 30, 2023, down from 1.04% at December 31, 2022 and lower than that at year-end 2018 through 2021. Total nonperforming assets were $17.4 million at September 30, 2023, down from $25.6 million at December 31, 2022. Similarly, total loans individually evaluated for credit loss decreased to $12.0 million at September 30, 2023 from $19.4 million at December 31, 2022. The net decrease in nonperforming assets at September 30, 2023 compared to December 31, 2022 included the impact of a $10.0 million payoff in the first quarter 2023 on a commercial loan relationship that was classified as nonaccrual at December 31, 2022. The reduction also included paydowns totaling $2,262,000 in the first nine months of 2023 on a commercial loan for which partial charge-offs totaling $3,942,000 were recorded in 2022. The remaining carrying value of this loan was $392,000 at September 30, 2023. These reductions were partially offset by the addition to nonaccrual of two commercial loan relationships totaling $4,512,000, including two commercial real estate loans with a primary purpose of office space utilization totaling $3,963,000, at September 30, 2023.

In the first nine months of 2023, net charge-offs were low by historical standards, totaling $225,000, or 0.01% of average outstanding loans. Table VIII shows annual average net charge-off rates ranging from a high of 0.26% in 2022 to a low of 0.02% in 2018.

Over the period 2018-2022 and the first nine months of 2023, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on individual loans and may significantly impact the provision for credit losses and the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of loans requiring individual evaluation for credit loss, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of September 30, 2023. Management continues to closely monitor its commercial loan relationships for possible credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VIII through X present historical data related to loans and the allowance for credit losses.

TABLE VIII - ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES

(Dollars In Thousands)	Nine Months Ended
	September 30,	September 30,	Years Ended December 31,
	2023	2022	2022	2021	2020	2019	2018
Balance, beginning of year	$16,615	$13,537	$13,537	$11,385	$9,836	$9,309	$8,856
Increase due to adoption of CECL	2,104	0	0	0	0	0	0
Charge-offs	(299)	(2,417)	(4,245)	(1,575)	(2,465)	(379)	(497)
Recoveries	74	57	68	66	101	57	366
Net charge-offs	(225)	(2,360)	(4,177)	(1,509)	(2,364)	(322)	(131)
(Credit) provision for credit losses	(409)	4,993	7,255	3,661	3,913	849	584
Balance, end of period	$18,085	$16,170	$16,615	$13,537	$11,385	$9,836	$9,309
Net charge-offs as a % of average loans	0.01%	0.15%	0.26%	0.09%	0.16%	0.03%	0.02%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IX - COMPONENTS OF THE ALLOWANCE FOR CREDIT LOSSES

UPON ADOPTION OF CECL

(In Thousands)	September 30,	January 1,
	2023	2023
Loans individually evaluated	$820	$751
Loans collectively evaluated:
Commercial real estate - nonowner occupied	9,671	9,641
Commercial real estate - owner occupied	1,803	1,765
All other commercial loans	3,457	3,914
Residential mortgage	1,993	2,407
Consumer	341	241
Total Allowance	$18,085	$18,719

PRIOR TO CECL ADOPTION

(In Thousands)	As of December 31,
	2022	2021	2020	2019	2018
ASC 310 - Impaired loans - individually evaluated	$453	$740	$925	$1,051	$1,605
ASC 450 - Collectively evaluated:
Commercial	10,845	7,553	5,545	3,913	3,102
Residential mortgage	4,073	4,338	4,091	4,006	3,870
Consumer	244	235	239	281	233
Unallocated	1,000	671	585	585	499
Total Allowance	$16,615	$13,537	$11,385	$9,836	$9,309

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE X - PAST DUE LOANS AND NONPERFORMING ASSETS

(Dollars In Thousands)	September 30,	As of December 31,
	2023	2022	2021	2020	2019	2018
Loans individually evaluated with a valuation allowance	$7,861	$3,460	$6,540	$8,082	$3,375	$4,851
Loans individually evaluated without a valuation allowance	4,146	14,871	2,636	2,895	1,670	4,923
Purchased credit impaired loans	0	1,027	6,558	6,841	441	0
Total individually evaluated loans	$12,007	$19,358	$15,734	$17,818	$5,486	$9,774
Total loans past due 30-89 days and still accruing	$3,675	$7,079	$5,106	$5,918	$8,889	$7,142
Nonperforming assets:
Purchased credit impaired loans	$0	$1,027	$6,558	$6,841	$441	$0
Other nonaccrual loans	15,501	22,058	12,441	14,575	8,777	13,113
Total nonaccrual loans	15,501	23,085	18,999	21,416	9,218	13,113
Total loans past due 90 days or more and still accruing	1,292	2,237	2,219	1,975	1,207	2,906
Total nonperforming loans	16,793	25,322	21,218	23,391	10,425	16,019
Foreclosed assets held for sale (real estate)	633	275	684	1,338	2,886	1,703
Total nonperforming assets	$17,426	$25,597	$21,902	$24,729	$13,311	$17,722

Total nonperforming loans as a % of loans	0.92%	1.46%	1.36%	1.42%	0.88%	1.94%
Total nonperforming assets as a % of assets	0.70%	1.04%	0.94%	1.10%	0.80%	1.37%
Allowance for credit losses as a % of total loans	0.99%	0.95%	0.87%	0.69%	0.83%	1.12%

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

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale debt securities with a carrying value of $21,731,000 at September 30, 2023.

The Corporation’s outstanding, available, and total credit facilities at September 30, 2023 and December 31, 2022 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2023	2022	2023	2022	2023	2022
Federal Home Loan Bank of Pittsburgh	$165,951	$150,099	$752,847	$689,279	$918,798	$839,378
Federal Reserve Bank Discount Window	0	0	20,766	23,107	20,766	23,107
Other correspondent banks	0	0	95,000	95,000	95,000	95,000
Total credit facilities	$165,951	$150,099	$868,613	$807,386	$1,034,564	$957,485

At September 30, 2023, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight and short-term advances of $21,500,000, long-term borrowings of $125,243,000 and letters of credit totaling $19,208,000. At December 31, 2022, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowing of $77,000,000, long-term borrowings of $62,272,000 and letters of credit totaling $10,827,000. Additional information regarding borrowed funds is included in Note 8 to the unaudited consolidated financial statements.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations or use repurchase agreements placed with brokers to borrow funds secured by investment assets. In light of the unrealized loss at September 30, 2023 resulting from increases in interest rates, as described in more detail in the Securities section of Management’s Discussion and Analysis, management would be more likely in the near term to utilize securities as collateral for borrowings than to sell securities in such an emergency situation. At September 30, 2023, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $227,667,000.

Deposits totaled $2,024,997,000 at September 30, 2023, up $27,404,000 (1.4%) from $1,997,593,000 at December 31, 2022. Excluding brokered deposits, adjusted total deposits at September 30, 2023 were lower by $14,125,000 (0.7%) as compared to December 31, 2022. Brokered deposits, consisting mainly of short-term certificates of deposit, totaled $62,512,000 at September 30, 2023, an increase of $41,529,000 from December 31, 2022. The reduction in total deposits, excluding brokered deposits, included a reduction in the estimated amount of deposits in excess of FDIC insurance levels (uninsured deposit balances) of $86.4 million as compared to December 31, 2022. The net reduction in uninsured deposits resulted from several factors, including the impact of customer funds transferred to higher-yielding investment alternatives and increased use of reciprocal deposits that allow C&N Bank to place customer funds in excess of the FDIC insurance limit with other financial institutions through a deposit placement network in exchange for a matching amount of deposits from other network financial institutions. Reciprocal deposits totaled $220.6 million at September 30, 2023, up $120.8 million from December 31, 2022.

As shown in the table below, at September 30, 2023, estimated uninsured deposits totaled $603.0 million, or 29.5% of total deposits, down from $689.4 million or 34.2% of total deposits at December 31, 2022. Included in uninsured deposits are deposits collateralized by securities (almost exclusively municipal deposits) totaling $188.9 million at September 30, 2023. As shown in the table below, total

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

uninsured and uncollateralized deposits amounted to 20.3% of total deposits at September 30, 2023, down from 24.0% at December 31, 2022.

As summarized in the table that immediately follows, the Corporation’s highly liquid sources of available funds described above, including unused borrowing capacity with the Federal Home Loan Bank of Pittsburgh, unused availability on the Federal Reserve Bank of Philadelphia’s discount window, available federal funds lines with other banks and unencumbered available-for-sale debt securities totaled $1.1 billion at September 30, 2023. Available funding from these sources totaled 181.8% of uninsured deposits and 264.8% of total uninsured and uncollateralized deposits at September 30, 2023.

Uninsured Deposits Information	September 30,	December 31,
	2023	2022
Total Deposits - C&N Bank	$2,040,506	$2,016,666

Estimated Total Uninsured Deposits	$602,957	$689,435
Portion of Uninsured Deposits that are
Collateralized	188,927	205,886
Uninsured and Uncollateralized Deposits	$414,030	$483,549

Uninsured and Uncollateralized Deposits as
a % of Total Deposits	20.3%	24.0%

Available Funding from Credit Facilities	$868,613	$807,386
Fair Value of Available-for-sale Debt
Securities in Excess of Pledging Obligations	227,667	272,475
Highly Liquid Available Funding	$1,096,280	$1,079,861

Highly Liquid Available Funding as a % of
Uninsured Deposits	181.8%	156.6%

Highly Liquid Available Funding as a % of
Uninsured and Uncollateralized Deposits	264.8%	223.3%

Despite the reduction in deposits, excluding brokered deposits, in the first nine months of 2023, based on the ample sources of highly liquid funds as described above, management believes the Corporation is well-positioned to meet its short-term and long-term funding obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

In August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at September 30, 2023; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Details concerning capital ratios at September 30, 2023 and December 31, 2022 are presented below. Management believes, as of September 30, 2023, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at September 30, 2023 and December 31, 2022 exceed the Corporation’s Board policy threshold levels.

(Dollars in Thousands)							Minimum To Be
					Minimum To Maintain		Well
			Minimum		Capital Conservation		Capitalized Under		Minimum To Meet
			Capital		Buffer at Reporting		Prompt Corrective		the Corporation's
	Actual		Requirement		Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023:
Total capital to risk-weighted assets:
Consolidated	$288,587	15.81%	N/A	N/A	N/A	N/A	N/A	N/A	$200,756	≥11%
C&N Bank	274,474	15.07%	145,695	≥8%	191,225	≥10.5%	182,119	≥10%	200,331	≥11%
Tier 1 capital to risk-weighted assets:
Consolidated	244,913	13.42%	N/A	N/A	N/A	N/A	N/A	N/A	164,255	≥9%
C&N Bank	255,489	14.03%	109,271	≥6%	154,801	≥8.5%	145,695	≥8%	163,907	≥9%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	244,913	13.42%	N/A	N/A	N/A	N/A	N/A	N/A	136,879	≥7.5%
C&N Bank	255,489	14.03%	81,954	≥4.5%	127,483	≥7.0%	118,377	≥6.5%	136,589	≥7.5%
Tier 1 capital to average assets:
Consolidated	244,913	9.91%	N/A	N/A	N/A	N/A	N/A	N/A	197,691	≥8%
C&N Bank	255,489	10.40%	98,244	≥4%	N/A	N/A	122,805	≥5%	196,488	≥8%

December 31, 2022:
Total capital to risk-weighted assets:
Consolidated	$285,397	15.72%	N/A	N/A	N/A	N/A	N/A	N/A	$190,590	≥10.5%
C&N Bank	265,784	14.68%	144,873	≥8%	190,145	≥10.5%	181,091	≥10%	190,145	≥10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	243,750	13.43%	N/A	N/A	N/A	N/A	N/A	N/A	154,287	≥8.5%
C&N Bank	248,744	13.74%	108,654	≥6%	153,927	≥8.5%	144,873	≥8%	153,927	≥8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	243,750	13.43%	N/A	N/A	N/A	N/A	N/A	N/A	127,060	≥7%
C&N Bank	248,744	13.74%	81,491	≥4.5%	126,764	≥7.0%	117,709	≥6.5%	126,764	≥7%
Tier 1 capital to average assets:
Consolidated	243,750	10.11%	N/A	N/A	N/A	N/A	N/A	N/A	192,941	≥8%
C&N Bank	248,744	10.38%	95,826	≥4%	N/A	N/A	119,783	≥5%	191,652	≥8%

In February 2021, the Corporation amended its treasury stock repurchase program. Under the amended program, the Corporation was authorized to repurchase up to 1,000,000 shares of its common stock. On July 11, 2023, C&N announced that it had completed the treasury stock repurchase program that began in February 2021. Cumulatively, C&N repurchased 1,000,000 shares of common stock for a total cost of $23,086,000, at an average price of $23.09 per share. For the three months ended September 30, 2023, 10,683 shares were repurchased for a total cost of $203,000, at an average price of $19.01 per share. For the nine months ended September 30, 2023, 325,300 shares were repurchased for a total cost of $6,500,000, at an average price of $19.98 per share.

On September 25, 2023, the Corporation announced a new treasury stock repurchase program. Under the newly approved program, the Corporation is authorized to repurchase up to 750,000 shares of the Corporation’s common stock, or slightly less than 5% of the Corporation’s issued and outstanding shares at August 4, 2023. The new program was effective when publicly announced and will continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion. All shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plans and its equity compensation program. Through September 30, 2023, no shares were repurchased under the new program.

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

To avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At September 30, 2023, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

At September 30, 2023, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 7.07%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive (loss) income within stockholders’ equity. Accumulated other comprehensive (loss) income is excluded from the Bank’s and Corporation’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $60,278,000 at September 30, 2023 and $50,370,000 at December 31, 2022. The decrease in stockholders’ equity in the first nine months of 2023 from the change in accumulated other comprehensive loss resulted from an increase in interest rates. Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity. To the extent unrealized losses on available-for-sale debt securities result from credit losses, unrealized losses are recorded as a charge against earnings. The securities section of Management’s Discussion and Analysis and Notes 1 and 5 to the unaudited consolidated financial statements provide additional information concerning management’s evaluation of available-for-sale debt securities for credit losses at September 30, 2023.

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

Table XI, which follows this discussion, is based on the results of calculations performed using the simulation model as of September 30, 2023 and December 31, 2022. In the analysis based on September 30, 2023 data, the amounts of net interest income decrease, as compared to the amounts based on current interest rates, in both the upward and downward rate scenarios. Further, the economic value of equity is modeled to decrease in the rising rate scenarios and in all of the falling rate scenarios except -200 basis points for which the economic value of equity is modeled to increase 0.2%. The results based on September 30, 2023 data as presented in Table XI are significantly different from the results based on the modeling performed using December 31, 2022 data which showed the net interest income profile to be asset-sensitive. In the analysis based on September 30, 2023 data, management assumed that, in rising rate scenarios, the average rate to be paid on interest checking, savings and money market accounts would increase by a higher percentage of the baseline scenario as compared to the assumptions used in the December 31, 2022 analysis. This change reflects management’s assessment that, in light of significant increases in short-term interest rates that have occurred over the course of 2022 and year-to-date in 2023, the Corporation’s deposit rates would increase to a greater extent if such scenarios would occur. The change in results also reflects changes in deposit mix, as the carrying amount of total deposits without stated maturities was $99.4 million lower at September 30, 2023 as compared to December 31, 2022, while time deposits were higher by $126.8 million. Further, results in the downward rate scenarios reflect limitations on the benefit of falling rates on some deposit types due to a 0% assumed floor. The Table also shows that as of the respective dates, despite the impact of the modeling changes and changes in deposit mix, the changes in net interest income and changes in economic value were within the policy limits in all scenarios.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Under U.S. generally accepted accounting principles, available-for-sale debt securities are carried at fair value as of each balance sheet date. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive income (loss) within stockholders’ equity. Increases in interest rates have caused the fair value of the Corporation’s available-for-sale debt securities to decrease, resulting in an accumulated other comprehensive loss of $60.3 million at September 30, 2023. In contrast, most of the Corporation’s other financial instruments, including loans receivable (held for investment), deposits and borrowed funds are carried on the balance sheet at historical cost without adjustment for the impact of changes in interest rates.

TABLE XI – THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

September 30, 2023 Data
(In Thousands)	Period Ending September 30, 2024

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$145,051	$78,526	$66,525	(21.1)%	25.0%
+300	140,116	67,183	72,933	(13.5)%	20.0%
+200	135,219	57,108	78,111	(7.4)%	15.0%
+100	130,286	48,302	81,984	(2.8)%	10.0%
0	125,123	40,771	84,352	0.0%	0.0%
-100	119,799	35,837	83,962	(0.5)%	10.0%
-200	114,410	30,942	83,468	(1.0)%	15.0%
-300	108,555	26,543	82,012	(2.8)%	20.0%
-400	102,316	22,255	80,061	(5.1)%	25.0%

	Economic Value of Equity at September 30, 2023

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$346,292	(23.8)%	50.0%
+300	379,784	(16.5)%	45.0%
+200	410,450	(9.7)%	35.0%
+100	436,196	(4.1)%	25.0%
0	454,742	0.0%	0.0%
-100	453,578	(0.3)%	25.0%
-200	455,691	0.2%	35.0%
-300	443,816	(2.4)%	45.0%
-400	428,885	(5.7)%	50.0%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2022 Data
(In Thousands)	Period Ending December 31, 2023

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$131,145	$34,767	$96,378	8.9%	25.0%
+300	125,127	30,816	94,311	6.6%	20.0%
+200	119,561	26,864	92,697	4.8%	15.0%
+100	113,703	22,912	90,791	2.6%	10.0%
0	107,451	18,961	88,490	0.0%	0.0%
-100	101,048	15,516	85,532	(3.3)%	10.0%
-200	94,854	13,240	81,614	(7.8)%	15.0%
-300	89,405	11,325	78,080	(11.8)%	20.0%
-400	85,076	9,439	75,637	(14.5)%	25.0%

	Economic Value of Equity at December 31, 2022

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$498,368	0.3%	50.0%
+300	496,186	(0.1)%	45.0%
+200	501,422	1.0%	35.0%
+100	501,991	1.1%	25.0%
0	496,650	0.0%	0.0%
-100	485,332	(2.3)%	25.0%
-200	468,195	(5.7)%	35.0%
-300	445,129	(10.4)%	45.0%
-400	417,505	(15.9)%	50.0%

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Effective February 18, 2021, the Corporation amended its treasury stock repurchase program. Under the amended program, the Corporation was authorized to repurchase up to 1,000,000 shares of the Corporation’s common stock, or 6.25% of the Corporation’s issued and outstanding shares at February 18, 2021. On July 11, 2023, the Corporation announced that 1,000,000 shares had been repurchased and that it had completed the treasury stock repurchase program.

On September 25, 2023, the Corporation announced a new treasury stock repurchase program. Under the newly approved program, the Corporation is authorized to repurchase up to 750,000 shares of the Corporation’s common stock, or slightly less than 5% of the Corporation’s issued and outstanding shares at August 4, 2023. The new program was effective when publicly announced and will continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion. All shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plans and its equity compensation program. As of September 30, 2023, no shares had been repurchased under this repurchase program.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table sets forth a summary of the purchases by the Corporation of its common stock during the third quarter 2023.

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet
			Publicly	be Purchased
	Total Number	Average	Announced	Under
	of Shares	Price Paid	Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
July 1 - 31, 2023	10,683	$19.01	1,000,000	0
August 1 - 31, 2023	0	$0.00	0	0
September 1 - 30, 2023	0	$0.00	0	750,000

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Mine Safety Disclosures

Not applicable

Item 5.     Other Information

During the three months ended September 30, 2023, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

On September 25, 2023, the Corporation entered into Rule 10b5-1 Issuer Repurchase Plan with a registered broker to effect repurchases of the Corporation’s common stock under the Corporation’s treasury stock repurchase program, which was announced on September 25, 2023 and which is described under Item 2 of this Form 10-Q. The 10b5-1 issuer repurchase plan will terminate upon the earlier of all 750,000 shares of common stock authorized for repurchase having been repurchased or September 22, 2026.

.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6.       Exhibits

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of The Corporation’s Form 10-Q filed May 6, 2022

3.2	By-laws	Incorporated by reference to Exhibit 3.1 of The Corporation’s Form 8-K filed February 18, 2022

4.	Instruments defining the rights of Security holders, including Indentures

4.1	Indenture, dated May 19, 2021 between Citizens & Northern Corporation and UMB Bank, National Association, as trustee	Incorporated by reference to Exhibit 4.1 of the Corporation’s Form 8-K filed May 19, 2021

4.2	Form of Subordinated Note	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 of the Corporation’s Form 8-K filed May 19, 2021

4.3	Form of Senior Note	Incorporated by reference to Exhibit 4.3 of the Corporation’s Form 8-K filed May 19, 2021

31.	Rule 13a-14(a)/15d-14(a) certifications:

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32.	Section 1350 certifications	Filed herewith

101.INS	Inline XBRL Instance Document.	Filed herewith

101.SCH	Inline XBRL Schema Document.	Filed herewith

101.CAL	Inline XBRL Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Presentation Linkbase Document.	Filed herewith

104	The cover page of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (contained in Exhibit 101).	Filed herewith

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

November 6, 2023	By: /s/ J. Bradley Scovill
Date	President and Chief Executive Officer

November 6, 2023	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer