Form 10-K
period 2023-12-31
CITIZENS & NORTHERN CORP
filed 2024-03-11
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2023, the registrant’s most recently completed second fiscal quarter, was $285,962,462.

The number of shares of common stock outstanding at February 29, 2024 was 15,378,065.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of its shareholders to be held April 25, 2024 are incorporated by reference into Parts III and IV of this report.

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

Over the past few years, the Corporation has been employing a growth strategy. In 2019 and 2020, the Corporation has expanded into Southeastern Pennsylvania by acquisitions and Southcentral Pennsylvania by opening new branches. The Corporation acquired Covenant Financial, Inc. (“Covenant”), effective July 1, 2020. Covenant was the parent company of Covenant Bank, a commercial bank which operated a community bank office in Bucks County, Pennsylvania and another in Chester County, Pennsylvania. The Covenant acquisition followed the 2019 acquisition of Monument Bancorp, Inc. (“Monument”), a commercial bank with offices in Bucks County. In Southcentral Pennsylvania, in 2021, the Corporation converted the lending office in York, Pennsylvania to a full-service branch and established a new branch in Lancaster, Pennsylvania. Mainly as a result of the acquisitions and subsequent growth in the newer markets, the Corporation’s consolidated total assets at December 31, 2023 of $2.5 billion were up 52% from the corresponding total at December 31, 2019. Similarly, gross loans of $1.8 billion at December 31, 2023 were up 56% from December 31, 2019 and total deposits of $2.0 billion were up 61% from December 31, 2019.

C&N Bank is a Pennsylvania banking institution that was formed by the consolidation of Northern National Bank of Wellsboro and Citizens National Bank of Towanda in 1971. C&N Bank has held its current name since May 6, 1975, at which time C&N Bank changed its charter from a national bank to a Pennsylvania bank. The Bank has expanded its presence over the past several decades through a series of mergers as well as by opening new branch and lending offices and providing access to banking services via the internet and through ATMs. At December 31, 2023, the Bank had 29 branch offices, including 22 in the Northern tier/Northcentral region of Pennsylvania, 1 in the Southern tier of New York State, 4 in Southeastern Pennsylvania (3 in Bucks County and 1 in Chester County) and 2 in Southcentral Pennsylvania (York and Lancaster). In addition to its branch locations, the Bank has a lending office in Elmira, New York.

C&N Bank provides an extensive range of banking services, including deposit and loan products for personal and commercial customers. The Bank also provides wealth management services through its trust department and C&N Financial Services, LLC (“CNFS”). The trust department offers a wide range of financial services, such as 401(k) plans, retirement planning, estate planning, estate settlements and asset management. CNFS, a wholly-owned subsidiary of the Bank, is a licensed insurance agency that provides insurance products to individuals and businesses and through a broker-dealer arrangement, offers mutual funds, annuities, educational savings accounts and other investment products through registered agents. CNFS’s operations are not significant in relation to the total operations of the Corporation.

Northern Tier Holding LLC, acquires, holds and disposes of real property acquired by the Bank through foreclosure procedures. C&N Bank is the sole member of Northern Tier Holding LLC.

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

At December 31, 2023, C&N Bank had total assets of $2,501,822,000, total deposits of $2,030,909,000 and net loans outstanding of $1,828,931,000.

Most activities of the Corporation and its subsidiaries are regulated by federal or state agencies. The primary regulatory relationships are described as follows:

●	The Corporation is a bank holding company formed under the provisions of Section 3 of the Federal Reserve Act. The Corporation is under the direct supervision of the Federal Reserve and must comply with the reporting requirements of the Federal Bank Holding Company Act.
●	C&N Bank is a state-chartered, Federal Reserve member bank, supervised by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking and Securities.
●	The Pennsylvania Department of Insurance regulates CNFS’s insurance activities. Brokerage products are offered through third party networking agreements.
●	Bucktail is incorporated in the state of Arizona and supervised by the Arizona Department of Insurance.

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

The Corporation’s key human capital management objectives are to attract and retain diverse raw and seasoned talent that fits our values and culture. Our talent strategy focuses on acquiring new employees through branding and outreach programs, developing employees though a robust onboarding program, ongoing training, and performance management, and retaining employees through recognition, engagement, and an attractive total rewards package. At December 31, 2023, the Corporation had 404 full-time equivalent employees.

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

ITEM 1A. RISK FACTORS

The Corporation is subject to the many risks and uncertainties applicable to all banking companies, as well as risks specific to the Corporation’s geographic locations. Although the Corporation seeks to effectively manage risks, and maintains a level of equity that exceeds the banking regulatory agencies’ thresholds for being considered “well capitalized” (see Note 17 to the consolidated financial statements), management cannot predict the future and cannot eliminate the possibility of credit, operational or other losses. Accordingly, actual results may differ materially from management’s expectations. Some of the Corporation’s significant risks and uncertainties are discussed below.

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

Risks Related to Banking Industry Turmoil – The Corporation is exposed to the risk that when a bank or other financial institution experiences financial difficulties, there could be an adverse “contagion” impact on other banking institutions. The failures of Silicon Valley Bank in California, Signature Bank in New York and First Republic Bank in California during the first and second quarters of 2023 caused an element of panic and uncertainty in the investor community and among bank customers generally, including, specifically, deposit customers. While the Corporation does not believe that the circumstances of these three failures are necessarily indicators of broader issues for concern with all other banks or with the banking system itself, the failures have reduced customer confidence and are likely to affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have negative reputational ramifications for institutions in the banking industry, including, possibly, the Corporation. The Corporation will continue to closely monitor the ongoing events and volatility in the financial services industry, together with any responsive measures taken by the banking regulators to mitigate or manage the turmoil.

Credit Risk from Lending Activities - A significant source of risk is the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most of the Corporation’s loans are secured, but some loans are unsecured. With respect to secured loans, the collateral securing the repayment of these loans may be insufficient to cover the obligations owed under such loans. A significant portion of such collateral is real estate located in the Corporation's core banking markets. Collateral values may be adversely affected by changes in economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, wide-spread disease, terrorist activity, environmental contamination and other external events. A decline in local economic conditions may have a greater effect on the Corporation’s earnings and capital than on the earnings and capital of other financial institutions whose real estate loan portfolios are more geographically diverse. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when it is not. The Corporation has adopted underwriting and credit monitoring procedures and policies, including regular reviews of appraisals and borrower financial statements, that management believes are appropriate to mitigate the risk of loss. Also, as discussed further in the “Provision and Allowance for Credit Losses” section of Management’s Discussion and Analysis, the Corporation uses an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. Such risk management and accounting policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

A significant portion of the Corporation's loan portfolio consists of commercial real estate loans, including owner occupied properties, non-owner-occupied properties, and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans and depend on cash flows from the owner’s business or the property’s tenants to service the debt. The borrower’s cash flows may be affected significantly by general economic conditions, a downturn in the local economy or in occupancy rates in the market where the property is located, any of which could increase the likelihood of default. Commercial real estate loans also typically have larger loan balances, and, therefore, the deterioration of one or a few of these loans could cause a significant increase in the percentage of the Corporation's non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for credit losses for loans, and an increase in charge-offs, all of which could have a material adverse effect on the Corporation's business, financial condition, and results of operations.

The banking regulatory agencies have recently expressed concerns about weaknesses in the current commercial real estate market. Banking regulators generally give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement enhanced risk management practices, including stricter underwriting, internal controls, risk management policies, more granular reporting, and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures. If the Corporation's banking regulators determine that our commercial real estate lending activities are particularly risky and are subject to such heightened scrutiny, the Corporation may incur significant additional costs or be required to restrict certain of our commercial real estate lending activities. Furthermore, failures in the Corporation's risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which could have a material adverse effect on the Corporation's business, financial condition, and results of operations.

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

Moreover, the Federal Reserve lowered the Federal Funds rate in 2020 and maintained a rate of 0% to 0.25% throughout 2021 while injecting massive amounts of liquidity into the nation’s monetary system. In 2022, the Federal Reserve changed course, raising the Federal Funds rate several times to a range of 4.25% to 4.50% at December 31, 2022. Furthermore, in 2023, the Federal Reserve raised the rate several times to a range of 5.25% to 5.50% at December 31, 2023. The Federal Reserve’s rate increases, along with an accompanying tightening of the money supply, have been conducted in an effort to contain inflation.

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

Competition - All phases of the Corporation’s business are competitive. Some competitors are much larger in total assets and capitalization than the Corporation, have greater access to capital markets and can offer a broader array of financial services. There can be no assurance that the Corporation will be able to compete effectively in its markets. Additionally, the financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services, including those related to artificial intelligence, to technologies that automate functions previously performed manually, facilitate the ability of customers to engage in financial transactions and otherwise enhance the customer experience. Many of these initiatives take a significant amount of time to develop and implement, are tied to critical systems, and require substantial financial, human, and other resources. The investments by larger competitors in these initiatives may be more substantial than those of the Corporation, which may cause the Corporation to lose market share. Although the Corporation, in making such investments, takes steps to mitigate the risks and uncertainties associated with these initiatives, they are not always implemented on time, within budget, or without negative financial, operational, or customer impact and do not always perform as the Corporation or its customers expect. Moreover, costs associated with implementing technology-driven products or other services, or technology-related or other developments increasing the nature or level of competition, could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

Inability to Attract and Develop Qualified Personnel – The future success of the Corporation will depend in large part on our ability to attract, develop and retain highly qualified management, lending, financial, technological, marketing, sales, and support personnel. Competition for qualified personnel is intense and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for us to hire personnel over time. Our ability to retain key officers and employees may be further impacted by legislation and regulation affecting the financial services industry. For example, legislation and bank regulatory action that places restrictions on executive compensation at, and the pay practices of, financial institutions may further impact our ability to compete for talent with other industries that are not subject to the same limitations as financial institutions. Any inability to attract, develop and retain significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.

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

Despite these security measures, the Corporation’s computer systems and infrastructure or those of third parties used by us to compile, process or store such information may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to sensitive information, destroy data, steal financial assets, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions. The Corporation may be subject to similar attacks in the future. Hacking and identity theft risks could cause serious reputational harm and financial loss to the Corporation. Cyber threats are rapidly evolving and the Corporation may not be able to anticipate or prevent all such attacks. Advancements in the use of artificial intelligence could lead to attacks by exploiting vulnerabilities to manipulate model outputs or bypass security controls. A breach of any kind could compromise systems and the information stored there could be accessed, damaged, locked up, or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Corporation’s reputation, which could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

Government Regulation and Monetary Policy - The Corporation and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The requirements and limitations imposed by such laws and regulations limit the way the Corporation conducts its business, undertakes new investments and activities, and obtains financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit the Corporation’s shareholders. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of the Corporation. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity. For example, the regulatory authorities may take actions that could result in decreases in service charge revenue from deposit accounts, including overdraft privilege and other fees. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects short-term interest rates and credit conditions, and any unfavorable change in these conditions could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

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

Declines in the values of the Corporation’s securities holdings, combined with adverse changes in the expected cash flows from these investments, would negatively impact their value for liquidity management purposes and could result in the recording of an allowance for credit losses. At December 31, 2023, the fair value of the Corporation’s available-for-sale debt securities portfolio was $415.8 million, or 10.6% less than the amortized cost basis. The unrealized decrease in fair value was consistent with the increases in market interest rates that occurred subsequent to the purchases of the securities, and no allowance for credit losses was required on available-for-sale debt securities in an unrealized loss position at December 31, 2023. Further increases in interest rates would cause the fair value of the available-for-sale debt securities portfolio to decrease further.  For additional information regarding debt securities, see the “Securities” section of Management’s Discussion and Analysis and Note 6 to the consolidated financial statements.

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

Mortgage Banking – Since 2009, the Corporation has originated and sold residential mortgage loans to the secondary market through the MPF Xtra program. Since 2014, the Corporation has also originated and sold residential mortgage loans to the secondary market through the MPF Original program. Both of these programs are administered by the Federal Home Loan Banks of Pittsburgh and Chicago. At December 31, 2023, the total outstanding balance of residential mortgages sold and serviced through the two programs amounted to $323,298,000. The Corporation must strictly adhere to the MPF Xtra and MPF Original program guidelines for origination, underwriting and servicing loans, and failure to do so may result in the Corporation being forced to repurchase loans or being dropped from the program. As of December 31, 2023, the total outstanding balance of residential mortgage loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,335,000. If the volume of such forced repurchases of loans were to increase significantly, or if the Corporation were to be dropped from the programs, it could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy- The Corporation’s cybersecurity risk management program is designed to assess, identify, and manage material risks from cybersecurity threats and is an integral part of the overall risk management program. Cybersecurity risk includes exposure to failures or interruptions of service or security breaches resulting from malicious technological attacks that impact the confidentiality, integrity, or availability of our or third parties’ operations, systems, or data. The Corporation assesses its cyber security procedures and controls on an on-going basis as safeguarding its systems and data is critical to its operations and business strategy.

The Corporation uses third-party vendors, including a managed security service provider, to assist in monitoring, detecting, and managing cyber threats. The Board of Directors has established risk management guidelines for third-party vendors. Further, the Corporation conducts due diligence reviews of third-party vendors before contracts or agreements for provision of services are signed and conducts ongoing due diligence and oversight procedures with the frequency of the procedures determined based on a risk assessment of the services provided. The Corporation generally has agreements in place with its service providers that include requirements related to cybersecurity and data privacy. Due diligence and oversight procedures may include, but are not limited to, reviews of financial information, internal control reports, business continuity and disaster recovery plans, and information security and cyber security policies and associated tests of effectiveness. The Corporation cannot guarantee, however, that such agreements, due diligence, and oversight procedures will prevent a cyber incident from impacting our systems or information. Additionally, the

Corporation may not be able to obtain adequate or any reimbursement from its insurance coverage or from its service providers in the event it should suffer any such incidents. Due to applicable laws and regulations or contractual obligations, the Corporation may be held responsible for cyber incidents attributed to its service providers in relation to any data that the Corporation shares with them.

During 2023, the Corporation has not experienced a cybersecurity threat or incident that has materially affected or is reasonably likely to materially affect the Corporation, including its business strategy, results of consolidated operations or financial condition. Refer to the risk factor captioned “Cyber Security Risks and Technology Dependence” in Part I, Item 1A. “Risk Factors” for additional information.

Governance- The Board of Directors provides oversight of the risk management program and setting the Corporation’s cyber risk profile, which includes risks from cybersecurity threats, enterprise cyber strategy, and key cyber initiatives. The Board has appointed a Risk Management Committee currently made up of five members of the Board with governance and oversight of the Corporation’s enterprise-wide risk management program. The members of the Risk Management Committee collectively have years of business management and professional experience in the banking industry and other industries including exposure to cyber risk management considerations. The Board also meets with our internal and external auditors, and federal and state regulators to review and discuss reports on risk, examination, and regulatory compliance matters. In fulfilling its role, the Risk Management Committee is actively engaged with management regarding cyber security procedures and controls to manage and mitigate cybersecurity-related risks. Management provides at least quarterly information security reports to the Risk Management Committee who provides a report to the Board of its discussions and decisions. These reports to the Risk Management Committee address management’s efforts to monitor, detect and prevent cyber threats. In addition, the Board of Directors is engaged, as needed, in accordance with the Incident Response Plan.

The Corporation has an information security program that is primarily managed by the Information Security Department, which is led by the Chief Risk Management Officer and the Director of Information Security and supported by the Information Technology Operations Department, which is led by the Chief Information Officer. The Information Security Department is led by the Director of Information Security, and is responsible for day-to-day management of the information security program including system monitoring, vulnerability scans, employee security training including phishing exercises, security controls, and building strong relationships with security vendors. The Chief Risk Management Officer, the Chief Information Officer, the Director of Information Security and the other members of the Information Security Department are qualified by years of experience, post-secondary education, industry certifications and regular continuing education. A network penetration test and vulnerability assessment are performed at a minimum annually by a third-party vendor. The Information Security Committee is the management committee responsible for the oversight of the Information Security Program and is also responsible for policy development and information security risk assessment. This committee meets at least quarterly to discuss and review the information security program. The Information Security Program is updated at least annually and the Board of Directors, with input from the Risk Management Committee, approves all material changes.

The Corporation has an Incident Response Plan that provides a documented guideline for handling potential threats and taking appropriate measures including timely notification and escalation to executive leadership and the Board of Directors. The Incident Response Plan is managed by the Incident Response Team which includes the Director of Information Security, Chief Risk Management Officer, Chief Information Officer, and other essential members of management. The Incident Response Plan is reviewed and tested at least annually.

ITEM 2. PROPERTIES

A summary of the Corporation’s operating properties is as follows:

	Number	Number of	Number of
	of	Owned	Leased
	Locations	Properties	Properties
Branches	29	23	6
Limited Purpose Office-Lending	1	1	0
Administrative/Multi-purpose	2	1	1
Ancillary Facilities	2	1	1
Total	34	26	8

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

QUARTERLY SHARE DATA

Trades of the Corporation’s stock are executed through various brokers who maintain a market in the Corporation’s stock. The Corporation’s stock is listed on the NASDAQ Capital Market with the trading symbol CZNC. As of December 31, 2023, there were 2,036 shareholders of record of the Corporation’s common stock.

While the Corporation has a history of paying cash dividends, future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. Also, the Corporation and C&N Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. These restrictions are described in Note 17 to the consolidated financial statements.

On September 25, 2023, the Corporation announced a new treasury stock repurchase program. Under the newly approved program, the Corporation is authorized to repurchase up to 750,000 shares of the Corporation’s common stock, or slightly less than 5% of the Corporation’s issued and outstanding shares at August 4, 2023. The new program was effective when publicly announced and will continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion. All shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plans and its equity compensation program. Through December 31, 2023, no shares were repurchased under the new program. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions.

The following table sets forth a summary of purchases by the Corporation, in the open market, of its equity securities during the fourth quarter 2023:

				Total Number of	Maximum
				Shares	Number of
				Purchased	Shares that May
				as Part of	Yet
				Publicly	be Purchased
	Total Number	Average		Announced	Under
	of Shares	Price Paid		Plans	the Plans or
Period	Purchased	per Share		or Programs	Programs
October 1 - 31, 2023	0	$	N/A	0	750,000
November 1 - 30, 2023	0	$	N/A	0	750,000
December 1 - 31, 2023	0	$	N/A	0	750,000

PERFORMANCE GRAPH

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the Russell 2000 Index and the Corporation’s peer group index (the NASDAQ Bank Index) for the five-year period commencing December 31, 2018 and ended December 31, 2023.

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

Total Return Performance
200
150
100
50
Citizens & Northern Corporation
Russell 2000 Index
Peer Group (NASDAQ Bank Index)
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Citizens & Northern Corporation	100.00	111.83	83.01	114.60	105.03	108.92
Russell 2000 Index	100.00	125.49	150.50	172.75	137.40	160.60
Peer Group (NASDAQ Bank Index)	100.00	124.38	115.04	164.41	137.65	132.92

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Citizens & Northern 2023 Equity Stock Incentive Plan which was approved by the Corporation’s shareholders in April 2023. The 646 shares issuable pursuant to stock options at December 31, 2023 were issued under a previous plan and expired in January 2024.  The figures shown in the table below are as of December 31, 2023.

Number of
	Number of	Weighted-	Securities
	Securities to be	average	Remaining
	Issued Upon	Exercise	for Future
	Exercise of	Price of	Issuance Under
	Outstanding	Outstanding	Equity Compen-
	Options	Options	sation Plans
Equity compensation plans approved by shareholders	646	$20.45	500,000

Equity compensation plans not approved by shareholders	0	N/A	0

More details related to the Corporation’s equity compensation plans are provided in Notes 1 and 12 to the consolidated financial statements.

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
●the Corporation’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses
●legislative or regulatory changes
●downturn in demand for loan, deposit and other financial services in the Corporation’s market area
●increased competition from other banks and non-bank providers of financial services
●	technological changes and increased technology-related costs
●	information security breach or other technology difficulties or failures
●changes in accounting principles, or the application of generally accepted accounting principles
●	failure to achieve merger-related synergies and difficulties in integrating the business and operations of acquired institutions
●	fraud and cyber malfunction risks as usage of artificial intelligence continues to expand

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

EARNINGS OVERVIEW

2023 vs. 2022

Net income for the year ended December 31, 2023 was $24,148,000, or $1.57 per diluted share, as compared to $26,618,000, or $1.71 per diluted share, for the year ended December 31, 2022. As described in more detail below, the results for 2023 included the impact of a $1.3 million charge, or $0.08 per diluted share, related to the repositioning of available-for-sale securities and BOLI investments. Significant variances were as follows:

●	In December 2023, the Corporation repositioned its available-for-sale securities portfolio and its investments in bank-owned life insurance (“BOLI”). As a result of the repositioning, the Corporation recognized a net charge to earnings of approximately $1.3 million, or $0.08 per diluted share in the fourth quarter 2023 reflecting the net impact of: (1) a $3.0 million pre-tax loss and after-tax loss of $2.4 million from the sale of available-for-sale debt securities with an amortized cost basis of $45.5 million, (2) a tax charge of $950,000 from initiating the surrender of BOLI with a book value of $14.3 million, and (3) noninterest income of $2.1 million from a one-time enhancement on a $30 million purchase of new BOLI. Proceeds from the sale of securities were used in the $30 million purchase of BOLI as noted and in purchases totaling $13.7 million of debt securities in December 2023. Management expects to recover the fourth quarter 2023 loss in less than one year from reinvestment in assets with higher yields as compared to the yields on the assets sold or surrendered.
●	For the year ended December 31, 2023, net interest income totaled $80,400,000, $2,728,000 lower than in 2022. The interest rate spread decreased 0.66%, as the average rate on interest-bearing liabilities was higher by 1.36% while the average yield on earning assets increased 0.70%. The net interest margin was 3.47% in 2023, down from 3.77% in 2022. Average total earning assets increased $101,418,000 in 2023 over 2022, including an increase in average loans receivable of $164,055,000, or 10.1%. Average interest-bearing deposits increased $27,528,000 while average total deposits decreased $8,486,000, or 0.4%, in 2023 as compared to 2022.
●	For the year ended December 31, 2023, there was a provision for credit losses of $186,000, a decrease of $7,069,000 in expense compared to $7,255,000 in 2022. The provision for 2023 included expense related to loans receivable of $753,000 and a credit related to off-balance sheet exposures of $567,000. The expense related to loans receivable was mainly attributable to qualitative adjustments of the Corporation’s historical loss experience in estimating the allowance for credit losses (“ACL”) and the impact of an economic forecast, as well as a reduction in the Corporation’s average net charge-off experience used in the calculation of the ACL. The ACL as a percentage of gross loans receivable was 1.04% at December 31, 2023 as compared to 1.08% at January 1, 2023 upon the initial adoption of CECL. For the year ended December 31, 2023, net charge-offs totaled $264,000 or 0.01% of gross loans receivable as compared to $4,177,000 or 0.26% of gross loans receivable in 2022.
●	Noninterest income, excluding realized (losses) gains on available-for-sale debt securities, totaled $27,453,000 for the year ended December 31, 2023, up $3,041,000 from the comparable category for the year ended December 31, 2022. Significant variances included the following:
➢	Increase in cash surrender value of life insurance of $2,703,000 increased $2,158,000 in 2023 from 2022 including $2,100,000 in income from a one-time enhancement on a $30 million purchase of new BOLI as previously discussed.

➢	Other noninterest income of $4,610,000 increased $912,000 as dividends on FHLB-Pittsburgh stock totaled $1,138,000, an increase of $541,000. Additionally, in 2023, the Corporation recognized income of $156,000 from dividends on Federal Reserve Bank stock with no comparable amount in 2022 and income of $234,000, with no comparable amount in 2022, from a conversion assistance payment received related to a change in wealth management platform for providing brokerage and investment advisory services.

➢	Service charges on deposit accounts of $5,567,000 increased $548,000 as the volume of consumer and business overdraft activity increased and included in 2022 was a reduction in income of $290,000 related to refunds of consumer overdraft fees as the result of updated regulatory guidance on certain overdraft fees.

➢	Trust revenue of $7,413,000 increased $419,000 reflecting revenue from new business.

➢	Brokerage and insurance revenue of $1,675,000 decreased $616,000 due to a reduction in sales volume.

➢	Loan servicing fees, net, of $602,000 decreased $358,000, as the fair value of servicing rights decreased $200,000 in 2023 as compared to an increase of $126,000 in 2022.

●	Net losses on available-for-sale debt securities were $3,036,000 for the year ended December 31, 2023, compared to net gains on available-for-sale debt securities of $20,000 for the year ended December 31, 2022. The net losses on available-for-sale debt securities of $3,036,000 for the year ended December 31, 2023, were primarily from the sales in the fourth quarter related to the previously described repositioning of the portfolio.
●	Noninterest expense totaled $74,148,000 for the year ended December 31, 2023, an increase of $6,193,000 from the total for the year ended December 31, 2022. Significant variances included the following:
➢	Other noninterest expense of $11,233,000 increased $3,012,000. Within this category, significant variances included the following:
◾	Other operational losses included net increase in expense of $854,000 to $505,000 in other losses in 2023 from a net reduction in expense of $349,000 in 2022. Included in 2023 is $427,000 related to a trust department tax compliance matter while most of the reduction in other losses in 2022 was from recoveries or reversals of previously recorded charges related to trust department tax compliance matters. Also included in other operational losses was $232,000 of expenses related to check fraud in 2023 with no comparable amount in 2022.
◾	FDIC insurance expense increased $481,000, reflecting the impact of an increase in base deposit insurance assessment rate applicable to all banks.
◾	Legal fees totaled $759,000 in 2023, an increase of $261,000, mainly due to fees incurred related to non-litigation-related corporate matters.
◾	In 2023, the allowance for disallowed SBA claims decreased $90,000, resulting in a reduction in expense of the same amount, reflecting better than previously estimated claims experience. The comparable amount in 2022 was a reduction in expense of $367,000. At December 31, 2023, there was no remaining allowance for disallowed SBA claims.
◾	Included in 2022 was a reduction of $172,000 in expense related to credit losses on off balance sheet exposures. In 2023, the net credit for credit losses related to off-balance sheet exposures of $211,000 is included in the provision for credit losses in the consolidated statements of income.
➢	Salaries and employee benefits expense of $44,195,000 increased $2,362,000, including increases in base salaries expense of $1,713,000, or 6.0% and in estimated cash and stock-based incentive compensation expense of $670,000 consistent with comparisons in both years of the Corporation’s earnings performance to that of defined peer groups.
➢	Data processing and telecommunications expense of $7,582,000 increased $776,000, including the impact of increases in software licensing and maintenance costs as well as costs related to enhancements of data management capabilities.

➢	Professional fees of $2,497,000 increased $492,000, including $389,000 of conversion costs related to a change in wealth management platform for providing brokerage and investment advisory services.

➢	Pennsylvania shares tax expense of $1,602,000 in 2023 is lower by $354,000, consistent with a reduction in C&N Bank’s equity that provides the base for determining the annual tax.

●	The income tax provision of $6,335,000, or 20.8% of pre-tax income for the year ended December 31, 2023 increased $603,000 from $5,732,000, or 17.7% of pre-tax income for the year ended December 31, 2022. The higher effective rate in 2023 includes: (1) the tax charge of $950,000 for the initiated surrender of BOLI; (2) an increase in nondeductible interest expense; (3) the impact of the increase in trust department tax compliance-related penalties; and (4) the impact of the permanent difference related to stock-based compensation resulting in an increase in taxable income in 2023 as compared to a deduction in 2022 due to the reduction in CZNC stock price. Partially offsetting the higher effective rate in 2023 was the non-taxable income of $2,100,000 from a one-time enhancement on $30 million purchase of new BOLI.

2022 vs. 2021

Net income for the year ended December 31, 2022 was $26,618,000, or $1.71 per diluted share as compared to 2021 net income of $30,554,000 or $1.92 per share. Significant variances were as follows:

●	Net interest income of $83,128,000 in 2022 was up $5,189,000 over the 2021 total. The net interest margin increased to 3.77% in 2022 from 3.69% in 2021. Interest income from available-for-sale debt securities, on a fully taxable-equivalent basis, increased $3,610,000 in 2022 as compared to 2021, as the average balance (at amortized cost) of available-for-sale debt securities increased $168.2 million. Total interest and fees on loans increased $4,289,000 in 2022 as compared to 2021. Interest and fees on loans included $1,852,000 in 2022 and $231,000 in 2021 from repayments received on purchased credit impaired loans in excess of previous carrying amounts. Total interest and fees from the Small Business Administration’s Paycheck Protection Program (“PPP”) loans were $958,000 in 2022, a decrease of $5,572,000 from the 2021 total of $6,530,000. Average outstanding loans increased $31.3 million, despite a reduction in average PPP loans of $89.2 million. Average loans, excluding PPP loans, were up $120.6 million (8.0%) in 2022 as compared to 2021. Average total deposits increased $75.0 million (3.9%) in 2022 as compared to 2021.
●	The provision for loan losses of $7,255,000 for 2022 was higher than the 2021 provision by $3,594,000. In 2022, the provision includes the impact of partial charge-offs totaling $3,942,000 on a commercial real estate secured participation loan to a borrower in the health care industry. In total, the provision for 2022 includes $3,890,000 related to specific loans (net charge-offs of $4,177,000 and net decrease in specific allowances on loans of $287,000), an increase of $3,036,000 in the collectively determined portion of the allowance and a $329,000 increase in the unallocated portion. In comparison, the provision for loan losses in 2021 includes $1,324,000 related to specific loans (net charge-offs of $1,509,000 and a decrease in specific allowances on loans of $185,000), an increase of $2,251,000 in the collectively determined portion of the allowance and an $86,000 increase in the unallocated portion.
●	Noninterest income decreased $1,449,000, or 5.6% in 2022 from 2021. Significant variances include the following:
➢	Net gains from sales of loans of $757,000 decreased $2,671,000 reflecting a reduction in volume of residential mortgage loans sold.

➢	Trust revenue of $6,994,000 decreased $240,000 reflecting the impact of market value depreciation of assets under management.

➢	Brokerage and insurance revenue of $2,291,000 increased $431,000 due to commissions on higher transaction volumes for the year.

➢	Service charges on deposit accounts of $5,019,000 increased $386,000 as the volume of consumer and business overdraft and other activity increased partially offset by the impact of refunds resulting from updated regulatory guidance on certain consumer overdraft fees.

➢	Interchange revenue from debit card transactions of $4,148,000 increased $293,000, reflecting an increase in transaction volumes.

➢	Loan servicing fees, net of $960,000 increased $266,000, reflecting growth in volume of residential mortgage loans sold with servicing retained. Further, the fair value of servicing rights increased $126,000 in 2022 as compared to a decrease of $68,000 in 2021 mainly due to changes in assumptions related to prepayments of mortgage loans.

➢	Other noninterest income of $3,699,000 increased $119,000, including increases in income from interest rate swap fees on commercial loans of $268,000, credit card interchange income of $107,000 and dividend income from Federal Home Loan Bank stock of $83,000. Offsetting decreases include a $147,000 reduction in income from title agencies and an increase in unrealized fair value depreciation on a marketable equity security of $83,000.

●	Noninterest expense increased $5,483,000, or 8.8% in 2022 over 2021. Significant variances included the following:

➢	Salaries and employee benefits of $41,833,000 increased $4,230,000, including an increase in base salaries expense of $3.8 million reflecting merit-based salary increases and an increase in number of personnel related to expansion of the Southcentral PA market with the opening of an office in Lancaster. Additional increases include an increase in health care expense of $658,000 due to higher claims on the Corporation’s partially self-insured plan, $327,000 related to savings, retirement and pension plan contribution expenses, $249,000 related to payroll taxes and $131,000 due to a lower portion of payroll costs capitalized (added to the carrying value of loans) due to the higher volume of PPP loans originated in 2021. Decreases include a reduction in estimated cash and stock-based incentive compensation expense of $822,000 consistent with a comparison of the Corporation’s earnings performance to that of defined peer groups and a reduction in severance expense of $232,000.
➢	Data processing and telecommunications of $6,806,000 increased $903,000, including the impact of increases in software licensing and maintenance costs as well as costs related to enhancements of data management capabilities.
➢	Net occupancy and equipment expense of $5,533,000 increased $549,000, including accelerated depreciation expense of $329,000 related to the closure of two branches in November 2022.
➢	Automated teller machine and interchange expense increased $168,000 reflecting increased volume of activity.
➢	Professional fees of $1,601,000 decreased $238,000, mainly due to decreases in recruiting services and PPP loan processing-related professional fees.
➢	Other noninterest expense totaled $8,221,000, a decrease of $134,000 from 2021. Within this category, significant variances included the following:
●	There was a net reduction in other operational losses of $348,000 in 2022 as compared to expense of $199,000 in 2021. In 2022, there was a reduction in expense resulting from abatement of Trust Department tax compliance penalties for which expense was recorded in 2020 and a favorable outcome on appeal of a Trust Department state tax reporting matter for which expense was also recorded in 2020.
●	There was a reduction in expense related to credit losses on off balance sheet exposures related to residential mortgage loans sold of $172,000 in 2022 as compared to a provision for credit losses of $135,000 in 2021.
●	The allowance for SBA claim adjustments decreased, reflecting more favorable claim results than previously estimated, resulting in a reduction in expense of $367,000 in 2022 as compared to a reduction in expense of $236,000 in 2021.
●	Travel and entertainment expenses totaled $457,000 in 2022, an increase of $236,000 over 2021, as the volume of travel and related costs for meetings with customers and internal meetings increased.

●	The income tax provision of $5,732,000, or 17.7% of pre-tax income for the year ended December 31, 2022, decreased $1,401,000 from $7,133,000, or 18.9% of pre-tax income for the year ended December 31, 2021. The lower provision in 2022 includes the impact of a reduction in pre-tax income. The lower effective tax rate in 2022 includes the impact of higher tax-exempt interest as a percentage of pre-tax income, a larger permanent difference (deduction) related to restricted stock compensation and the benefit of a $340,000 reduction in expense from the reversal of tax penalties being non-deductible.

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

Allowance for Credit Losses on Loans – A material estimate that is particularly susceptible to significant change is the determination of the allowance for credit losses (ACL) on loans. The Corporation maintains an ACL on loans which represents management’s estimate of expected net charge-offs over the life of the loans. The ACL includes two primary components: (i) an allowance established on loans which share similar risk characteristics collectively evaluated for credit losses (collective basis), and (ii) an allowance established on loans which do not share similar risk characteristics with any loan segment and which are individually evaluated for credit losses

(individual basis). Management considers the determination of the ACL on loans to be critical because it requires significant judgment regarding estimates of expected credit losses based on the Corporation’s historical loss experience, current conditions and economic forecasts. Management’s evaluation is based upon a continuous review of the Corporation’s loans, with consideration given to evaluations resulting from examinations performed by regulatory authorities. Notes 1 and 7 to the consolidated financial statements provide an overview of the process management uses for determining the ACL, and additional discussion of the ACL is provided in a separate section of Management’s Discussion and Analysis.

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation’s net interest income in 2023, 2022 and 2021. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. The Corporation believes presentation of net interest income on a fully taxable-equivalent basis provides investors with meaningful information for purposes of comparing returns on tax-exempt securities and loans with returns on taxable securities and loans. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the tables.

2023 vs. 2022

Fully taxable equivalent net interest income was $81,319,000 in 2023, $3,035,000 (3.6%) lower than in 2022. The decrease in net interest income reflected an increase in interest expense of $23,585,000 (includes $17,595,000 interest on deposits and $5,990,000 in interest on borrowings) and an increase of $20,550,000 in total interest income as compared to 2022. As presented in Table II, the Net Interest Margin was 3.47% in 2023, as compared to 3.77% in 2022, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) decreased to 2.91% in 2023 from 3.57% in 2022. The average yield on earning assets of 4.89% was 0.70% higher in 2023 as compared to 2022, while the average rate on interest bearing liabilities of 1.98% was 1.36% higher in 2023 as compared to 2022. Table III shows the net impact of changes in volume of earning assets and interest-bearing liabilities increased net interest income for 2023 over 2022 by $2,679,000, while the net impact of changes in interest rates (primarily increases) decreased net interest income by $5,714,000.

Income from purchase accounting-related adjustments in 2023 had a positive effect on net interest income of $697,000, including an increase in income on loans of $623,000 and a net reduction in interest expense on time deposits and borrowed funds totaling $74,000. The positive impact of purchase accounting-related adjustments to the net interest margin was 0.03% in 2023. In comparison, the net positive impact of purchase accounting-related adjustments was $1,621,000, with a positive impact on the net interest margin of 0.07% in 2022.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $114,423,000 in 2023, an increase of $20,550,000, or 21.9%, from 2022.

Interest and fees from loans receivable increased $20,540,000 in 2023 as compared to 2022. In 2023, the fully taxable equivalent yield on loans was 5.67%, up from 4.98% in 2022, reflecting the effects of rising interest rates on the loan portfolio. Average outstanding loans receivable increased $164,055,000 (10.1%) to $1,792,149,000 in 2023 from $1,628,094,000 in 2022. The Corporation has experienced growth in outstanding commercial real estate and residential mortgage loans over the last three quarters of 2022 and in 2023.

Income from interest-bearing due from banks totaled $1,379,000 in 2023, an increase of $734,000 from the total for 2022. The average yield on interest-bearing due from banks was 4.22% in 2023 and 1.25% in 2022. The average balance of interest-bearing due from banks was $32,709,000 in 2023 as compared to $51,407,000 in 2022. The average balance of interest-bearing due from banks fell to 1.4% of average earning assets in 2023 from 2.3% in 2022 as excess funds were invested primarily in loans. Within this category, the largest asset balance in 2023 and 2022 has been interest-bearing deposits held with the Federal Reserve.

Interest income from available-for-sale debt securities, on a fully taxable-equivalent basis, decreased $711,000 in 2023 as compared to 2022, as the average balance (at amortized cost) of available-for-sale debt securities decreased $43.0 million as indicated in Table II. The average yield on available-for-sale debt securities was 2.21% for 2023, up from 2.16% in 2022.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased $23,585,000 to $33,104,000 in 2023 from $9,519,000 in 2022.

Interest expense on deposits increased $17,595,000, as the average rate on interest-bearing deposits increased to 1.66% in 2023 from 0.46% in 2022 reflecting the impact of increases in market rates in 2023. Average total deposits (interest-bearing and noninterest-bearing) amounted to $1,971,926,000 for 2023, down $8,486,000 (0.4%) from $1,980,412,000 in 2022. Within average deposits, average brokered deposits were $47,424,000 at an average rate of 4.78% for 2023 as compared to $33,458,000 at an average rate of 1.71% in 2022. The deposit mix changed significantly in 2023. Average time deposits increased $96,224,000 and average interest checking deposits increased $45,654,000, while the average total balance of money market accounts decreased $95,954,000, the average balance of noninterest bearing demand deposits decreased $36,014,000 and average savings deposits decreased $18,396,000.

Interest expense on short-term borrowings in 2023 was $2,811,000 as compared to $429,000 in 2022 as the average balance of short-term borrowings increased to $62,926,000 in 2023 from $21,766,000 in 2022. The average rate on short-term borrowings was 5.15% in 2023 compared to 1.97% in 2022.

Interest expense on long-term borrowings (FHLB advances) increased $3,334,000 to $4,230,000 in 2023 from $896,000 in 2022. The average balance of long-term borrowings was $110,943,000 in 2023, up from an average balance of $40,194,000 in 2022. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations. The average rate on long-term borrowings was 3.81% in 2023 compared to 2.23% in 2022.

Interest expense on senior notes issued in May 2021 totaled $479,000 in 2023 as compared to $477,000 in 2022. The average rate on senior notes was 3.24% in 2023 and in 2022.

Interest expense on subordinated debt decreased $157,000 to $922,000 in 2023 from $1,079,000 in 2022. The average balance of subordinated debt decreased to $24,662,000 in 2023 from $27,116,000 in 2022 and the average rate on subordinated debt decreased to 3.74% in 2023 from 3.98% in 2022 reflecting the repayment of subordinated debt assumed in an acquisition of $8,500,000 in the second quarter 2022.

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

Average total deposits (interest-bearing and noninterest-bearing) increased $75,012,000 (3.9%) to $1,980,412,000 in 2022 from $1,905,400 in 2021. Average time deposits decreased $42,552,000, while the average total balance of other categories increased $117,564,000, or 7.5%. The increase in average deposits included the impact of growth in commercial deposits, reflecting higher average balances maintained and new business.

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

Interest expense on subordinated debt decreased $230,000 to $1,079,000 in 2022 from $1,309,000 in 2021. The average balance of subordinated debt decreased slightly to $27,116,000 in 2022 from $27,399,000 in 2021. The average rate on subordinated debt decreased to 3.98% in 2022 from 4.78% in 2021 including the net impact of a new issue of subordinated debt of $24,437,000, net, at an effective rate of 3.74% in May 2021 and the redemption of subordinated notes totaling $8,000,000 in the second quarter 2021 and $8,500,000 in the second quarter 2002.

TABLE I - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Year Ended
	December 31,			Increase/(Decrease)
(In Thousands)	2023	2022	2021	2023/2022	2022/2021
INTEREST INCOME
Interest-bearing due from banks	$1,379	$645	$318	$734	$327
Available-for-sale debt securities:
Taxable	8,555	8,360	5,114	195	3,246
Tax-exempt	2,815	3,721	3,357	(906)	364
Total available-for-sale debt securities	11,370	12,081	8,471	(711)	3,610
Loans receivable:
Taxable	98,843	77,641	68,019	21,202	9,622
Paycheck Protection Program	11	54	3,476	(43)	(3,422)
Tax-exempt	2,756	2,471	2,232	285	239
Total loans receivable	101,610	81,070	76,781	20,540	4,289
Other earning assets	64	77	66	(13)	11
Total Interest Income	114,423	93,873	85,636	20,550	8,237

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	7,668	1,833	897	5,835	936
Money market	5,686	2,088	1,156	3,598	932
Savings	243	257	231	(14)	26
Time deposits	10,636	2,460	2,254	8,176	206
Total interest-bearing deposits	24,233	6,638	4,538	17,595	2,100
Borrowed funds:
Short-term	3,240	429	23	2,811	406
Long-term - FHLB advances	4,230	896	399	3,334	497
Senior notes, net	479	477	293	2	184
Subordinated debt, net	922	1,079	1,309	(157)	(230)
Total borrowed funds	8,871	2,881	2,024	5,990	857
Total Interest Expense	33,104	9,519	6,562	23,585	2,957

Net Interest Income	$81,319	$84,354	$79,074	$(3,035)	$5,280

(1)	Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis (a non-GAAP measure), using the Corporation’s marginal federal income tax rate of 21%.
(2)	Fees on loans are included with interest on loans and amounted to $1,856,000 in 2023, $2,958,000 in 2022 and $7,958,000 in 2021.
(3)	The table that follows is a reconciliation of net interest income under U.S. GAAP as compared to net interest income as adjusted to a fully taxable-equivalent basis.

(In Thousands)	Year Ended
	December 31,			Increase/(Decrease)
	2023	2022	2021	2023/2022	2022/2021
Net Interest Income Under U.S. GAAP	$80,400	$83,128	$77,939	$(2,728)	$5,189
Add: fully taxable-equivalent interest income adjustment from tax-exempt securities	388	720	673	(332)	47
Add: fully taxable-equivalent interest income adjustment from tax-exempt loans	531	506	462	25	44
Net Interest Income as adjusted to a fully taxable-equivalent basis	$81,319	$84,354	$79,074	$(3,035)	$5,280

TABLE II - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars In Thousands)	Year		Year		Year
	Ended	Rate of	Ended	Rate of	Ended	Rate of
	12/31/2023	Return/	12/31/2022	Return/	12/31/2021	Return/
	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds%	Balance	Funds%	Balance	Funds%
EARNING ASSETS
Interest-bearing due from banks	$32,709	4.22%	$51,407	1.25%	$156,152	0.20%
Available-for-sale debt securities, at amortized cost:
Taxable	389,456	2.20%	410,033	2.04%	262,880	1.95%
Tax-exempt	125,920	2.24%	148,344	2.51%	127,283	2.64%
Total available-for-sale debt securities	515,376	2.21%	558,377	2.16%	390,163	2.17%
Loans receivable:
Taxable	1,703,697	5.80%	1,533,417	5.06%	1,426,150	4.77%
Paycheck Protection Program	142	7.75%	8,406	11.40%	97,652	6.69%
Tax-exempt	88,310	3.12%	86,271	2.86%	72,954	3.06%
Total loans receivable	1,792,149	5.67%	1,628,094	4.98%	1,596,756	4.81%
Other earning assets	1,383	4.63%	2,321	3.32%	2,404	2.75%
Total Earning Assets	2,341,617	4.89%	2,240,199	4.19%	2,145,475	3.99%
Cash	22,108		22,685		24,132
Unrealized (loss) gain on securities	(63,118)		(38,784)		10,676
Allowance for credit losses	(18,498)		(14,962)		(12,354)
Bank-owned life insurance	31,808		30,925		30,373
Bank premises and equipment	21,330		21,559		20,814
Intangible assets	55,176		55,599		56,086
Other assets	72,433		55,567		44,032
Total Assets	$2,462,856		$2,372,788		$2,319,234

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$488,761	1.57%	$443,107	0.41%	$399,130	0.22%
Money market	347,130	1.64%	443,084	0.47%	433,508	0.27%
Savings	238,760	0.10%	257,156	0.10%	228,411	0.10%
Time deposits	381,488	2.79%	285,264	0.86%	327,816	0.69%
Total interest-bearing deposits	1,456,139	1.66%	1,428,611	0.46%	1,388,865	0.33%
Borrowed funds:
Short-term	62,926	5.15%	21,766	1.97%	6,269	0.37%
Long-term - FHLB advances	110,943	3.81%	40,194	2.23%	44,026	0.91%
Senior notes, net	14,798	3.24%	14,733	3.24%	9,129	3.21%
Subordinated debt, net	24,662	3.74%	27,116	3.98%	27,399	4.78%
Total borrowed funds	213,329	4.16%	103,809	2.78%	86,823	2.33%
Total Interest-bearing Liabilities.	1,669,468	1.98%	1,532,420	0.62%	1,475,688	0.44%
Demand deposits	515,787		551,801		516,535
Other liabilities	29,107		23,474		25,785
Total Liabilities	2,214,362		2,107,695		2,018,008
Stockholders' equity, excluding accumulated other comprehensive (loss) income	297,894		295,447		292,683
Accumulated other comprehensive (loss) income	(49,400)		(30,354)		8,543
Total Stockholders' Equity	248,494		265,093		301,226
Total Liabilities and Stockholders' Equity	$2,462,856		$2,372,788		$2,319,234
Interest Rate Spread		2.91%		3.57%		3.55%
Net Interest Income/Earning Assets		3.47%		3.77%		3.69%

Total Deposits (Interest-bearing and Demand)	$1,971,926		$1,980,412		$1,905,400
(1)	Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

TABLE III -  ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	Year Ended 12/31/2023 vs. 12/31/2022			.	Year Ended 12/31/2022 vs. 12/31/2021
	Change in	Change in	Total		Change in	Change in	Total
	Volume	Rate	Change		Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks	$(309)	$1,043	$734		$(339)	$666	$327
Available-for-sale debt securities:
Taxable	(433)	628	195		2,989	257	3,246
Tax-exempt	(527)	(379)	(906)		534	(170)	364
Total available-for-sale debt securities	(960)	249	(711)		3,523	87	3,610
Loans receivable:
Taxable	9,165	12,037	21,202		5,289	4,333	9,622
Paycheck Protection Program	(714)	(233)	(947)		(4,664)	1,242	(3,422)
Tax-exempt	59	226	285		388	(149)	239
Total loans receivable	8,510	12,030	20,540		(2,756)	7,045	4,289
Other earning assets	(37)	24	(13)		(2)	13	11
Total Interest Income	7,204	13,346	20,550		426	7,811	8,237

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	208	5,627	5,835		109	827	936
Money market	(542)	4,140	3,598		27	905	932
Savings	(14)	0	(14)		29	(3)	26
Time deposits	1,073	7,103	8,176		(318)	524	206
Total interest-bearing deposits	725	16,870	17,595		(153)	2,253	2,100
Borrowed funds:
Short-term	1,517	1,294	2,811		146	260	406
Long-term - FHLB advances	2,375	959	3,334		(38)	535	497
Senior notes, net	2	0	2		181	3	184
Subordinated debt, net	(94)	(63)	(157)		(14)	(216)	(230)
Total borrowed funds	3,800	2,190	5,990		275	582	857
Total Interest Expense	4,525	19,060	23,585		122	2,835	2,957

Net Interest Income	$2,679	$(5,714)	$(3,035)		$304	$4,976	$5,280
(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME

TABLE IV - COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)	Year Ended
	December 31,		$	%
	2023	2022	Change	Change
Trust revenue	$7,413	$6,994	$419	6.0%
Brokerage and insurance revenue	1,675	2,291	(616)	(26.9)%
Service charges on deposit accounts	5,567	5,019	548	10.9%
Interchange revenue from debit card transactions	4,160	4,148	12	0.3%
Net gains from sales of loans	723	757	(34)	(4.5)%
Loan servicing fees, net	602	960	(358)	(37.3)%
Increase in cash surrender value of life insurance	2,703	545	2,158	396.0%
Other noninterest income	4,610	3,698	912	24.7%
Realized (losses) gains on available-for-sale debt securities, net	(3,036)	20	(3,056)	N/M %
Total noninterest income	$24,417	$24,432	$(15)	(0.1)%

(Dollars in Thousands)	Year Ended
	December 31,		$	%
	2022	2021	Change	Change
Trust revenue	$6,994	$7,234	$(240)	(3.3)%
Brokerage and insurance revenue	2,291	1,860	431	23.2%
Service charges on deposit accounts	5,019	4,633	386	8.3%
Interchange revenue from debit card transactions	4,148	3,855	293	7.6%
Net gains from sales of loans	757	3,428	(2,671)	(77.9)%
Loan servicing fees, net	960	694	266	38.3
Increase in cash surrender value of life insurance	545	573	(28)	(4.9)%
Other noninterest income	3,698	3,580	118	3.3%
Realized gains on available-for-sale debt securities, net	20	24	(4)	(16.7)%
Total noninterest income	$24,432	$25,881	$(1,449)	(5.6)%

NONINTEREST EXPENSE

TABLE V - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)	Year Ended
	December 31,		$	%
	2023	2022	Change	Change
Salaries and employee benefits	$44,195	$41,833	$2,362	5.6%
Net occupancy and equipment expense	5,357	5,533	(176)	(3.2)%
Data processing and telecommunications expense	7,582	6,806	776	11.4%
Automated teller machine and interchange expense	1,682	1,601	81	5.1%
Pennsylvania shares tax	1,602	1,956	(354)	(18.1)%
Professional fees	2,497	2,005	492	24.5%
Other noninterest expense	11,233	8,221	3,012	36.6%
Total noninterest expense	$74,148	$67,955	$6,193	9.1%

(Dollars in Thousands)	Year Ended
	December 31,		$	%
	2022	2021	Change	Change
Salaries and employee benefits	$41,833	$37,603	$4,230	11.2%
Net occupancy and equipment expense	5,533	4,984	549	11.0%
Data processing and telecommunications expense	6,806	5,903	903	15.3%
Automated teller machine and interchange expense	1,601	1,433	168	11.7%
Pennsylvania shares tax	1,956	1,951	5	0.3%
Professional fees	2,005	2,243	(238)	(10.6)%
Other noninterest expense	8,221	8,355	(134)	(1.6)%
Total noninterest expense	$67,955	$62,472	$5,483	8.8%

Additional detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of Management’s Discussion and Analysis.

INCOME TAXES

The effective income tax rate was 20.8% of pre-tax income in 2023, up from 17.7% in 2022 and 18.9% in 2021. The higher effective income tax rate in 2023 as compared to 2022 includes: (1) a tax charge of $950,000 for the initiated surrender of BOLI; (2) an increase in nondeductible interest expense; (3) an increase in non-deductible trust department tax compliance-related penalties; and (4) a permanent difference related to stock-based compensation resulting in an increase in taxable income in 2023 as compared to a deduction in 2022 due to the reduction in CZNC stock price. Partially offsetting the higher effective rate in 2023 was the non-taxable income of $2,100,000 from a one-time enhancement on $30 million purchase of new BOLI. The Corporation’s effective tax rates differed from the federal statutory rate of 21% mainly because of the effects of tax-exempt interest income for 2022 and 2021. The lower effective income tax rate in 2022 as compared to 2021 resulted mainly from an increase in the proportion of tax-exempt interest income to total pre-tax income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At December 31, 2023, the net deferred tax asset was $17,441,000, down from the balance at December 31, 2022 of $20,884,000. The most significant change in temporary difference components was a decrease of $3,056,000 in the net deferred tax asset related to the unrealized loss on available-for-sale debt securities, consistent with a decrease in interest rates.

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

Management believes the recorded net deferred tax asset at December 31, 2023 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 13 to the consolidated financial statements.

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

Table VI shows the composition of the available-for-sale debt securities portfolio at December 31, 2023, 2022 and 2021. The total amortized cost of available-for-sale debt securities decreased $96,826,000 to $464,968,000 at December 31, 2023 from $561,794,000 at December 31, 2022. The decrease in 2023 followed an increase of $50,202,000 at December 31, 2022 as compared to December 31, 2021. The decrease in the amortized cost basis of the securities portfolio at December 31, 2023 resulted from maturities and proceeds from sales which included the sale of available-for-sale debt securities with an amortized cost basis of $45.5 million as part of the repositioning of its available-for-sale securities portfolio in December 2023. In 2022, the increase in the amortized cost basis of the securities portfolio resulted from management’s decision to invest excess funds available mainly due to growth in deposits.

At December 31, 2023, the largest categories of securities held as a percentage of total amortized cost, were as follows: (1) tax-exempt and taxable municipal bonds, 37.0%; (2) residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies, including pass-through securities and collateralized mortgage obligations, 33.5%; and (3) commercial mortgage-backed securities issued or guaranteed by U.S. Government sponsored agencies, 16.4%.

The composition of the available-for-sale debt securities portfolio at December 31, 2023, December 31, 2022 and December 31, 2021 is as follows:

TABLE VI - INVESTMENT SECURITIES

	2023		2022		2021
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$12,325	$11,290	$35,166	$31,836	$25,058	$24,912
Obligations of U.S. Government agencies	11,119	9,946	25,938	23,430	23,936	24,091
Bank holding company debt securities	28,952	23,500	28,945	25,386	18,000	17,987
Obligations of states and political subdivisions:
Tax-exempt	113,464	104,199	146,149	132,623	143,427	148,028
Taxable	58,720	50,111	68,488	56,812	72,182	72,765
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	105,549	95,405	112,782	99,941	98,048	98,181
Residential collateralized mortgage obligations	50,212	46,462	44,868	40,296	44,015	44,247
Commercial mortgage-backed securities	76,412	66,682	91,388	79,686	86,926	87,468
Private label commercial mortgage-backed securities	8,215	8,160	8,070	8,023	0	0
Total Available-for-Sale Debt Securities	$464,968	$415,755	$561,794	$498,033	$511,592	$517,679

Aggregate Unrealized (Loss) Gain		$(49,213)		$(63,761)		$6,087
Aggregate Unrealized (Loss) Gain as a % of Amortized Cost		(10.6)%		(11.3)%		1.2%
Market Yield on 5-Year U.S. Treasury Obligations (a)		3.84%		3.99%		1.26%

(a) Source: Treasury.gov (Daily Treasury Par Yield Curve Rates)

As reflected in the table above, the fair value of available-for-sale securities was lower than the amortized cost basis by $49,213,000, or 10.6% at December 31, 2023 and $63,761,000 or 11.3% at December 31, 2022 while the aggregate unrealized gain position was $6,087,000 (1.2%) at December 31, 2021. The volatility in the fair value of the portfolio, including the significant reduction in fair value, resulted from changes in interest rates. As shown above, the market yield on the 5-year U.S. Treasury Note was 0.15% lower at December 31, 2023 in comparison to December 31, 2022, and 2.58% higher than at December 31, 2021.

Additional information regarding the potential impact of interest rate changes on all of the Corporation’s financial instruments is provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

As described in Note 6 to the consolidated financial statements, management determined the Corporation does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at December 31, 2023 before it is able to recover the amortized cost basis. Further, management reviewed the Corporation’s holdings as of December 31, 2023 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at December 31, 2023, other than securities issued or guaranteed by U.S. Government entities or agencies, is as follows:

●	Bank holding company debt securities – All of the Corporation’s holdings of bank holding company debt securities were investment grade and there have been no payment defaults. There were seven securities with face amounts ranging from $3 million to $5 million, including one senior security and six subordinated securities. All of the issuers have publicly traded common stock. At December 31, 2023, the securities have external ratings ranging from BBB-/Baa3 to A-.
●	Obligations of states and political subdivisions (municipal bonds) – All of the Corporation’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at December 31, 2023, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA or pre-refunded – 21% of the portfolio; AA – 72%; A – 7%.
●	Private label commercial mortgage-backed securities (PLCMBS) – There were two PLCMBS securities, both of which were from the most senior payment (subordination) classes of their respective issuances. These securities were investment grade (rated Aaa), and there have been no payment defaults on these securities.

Based on the results of management’s assessment, there was no ACL required on available-for-sale debt securities in an unrealized loss position at  December 31, 2023.

The following table presents the contractual maturities and the weighted-average yields (calculated based on amortized cost) of investment securities as of December 31, 2023. Yields on tax-exempt securities are presented on a fully taxable-equivalent basis. For callable securities, yields on securities purchased at a discount are based on yield-to-maturity, while yields on securities purchased at a premium are based on yield to the first call date. Yields on mortgage-backed securities are estimated and include the effects of prepayment assumptions. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within		One-		Five-		After
	One		Five		Ten		Ten
(Dollars In Thousands)	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$4,238	1.13%	$3,075	1.20%	$5,012	1.51%	$0	0.00%	$12,325	1.30%
Obligations of U.S. Government agencies	0	0.00%	0	0.00%	7,412	2.54%	3,707	3.45%	11,119	2.84%
Bank holding company debt securities	0	0.00%	0	0.00%	28,952	3.47%	0	0.00%	28,952	3.47%
Obligations of states and political subdivisions:
Tax-exempt	1,684	2.07%	14,899	2.40%	23,065	2.73%	73,816	2.29%	113,464	2.39%
Taxable	7,278	1.42%	9,977	2.13%	12,805	2.25%	28,660	2.43%	58,720	2.21%
Sub-total	$13,200	1.41%	$27,951	2.17%	$77,246	2.83%	$106,183	2.37%	$224,580	2.45%
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities									105,549	2.18%
Residential collateralized mortgage obligations									50,212	2.91%
Commercial mortgage-backed securities									76,412	2.03%
Private label commercial mortgage-backed securities									8,215	5.49%
Total									$464,968	2.42%

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

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Income section of Management’s Discussion and Analysis. Other significant balance sheet items, including securities, the allowance for credit losses for loans and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding letters of credit at December 31, 2023, and management does not expect the amount of purchases of bank premises and equipment to have a material, detrimental effect on the Corporation’s financial condition in 2024.

Table VII shows the composition of the loan portfolio at year-end from 2019 through 2023. The significant loan growth in 2019 and 2020 reflects the impact of acquisitions located in Southeastern Pennsylvania. Primarily as a result of the acquisitions, as well as expansion by opening two offices in Southcentral Pennsylvania, the mix of the loan portfolio has changed to become predominantly commercial in nature. At December 31, 2023, commercial loans represented 75% of the portfolio while residential loans totaled 22% of the portfolio.

The segments presented in Table VII have been revised from those used in prior year disclosures to be consistent with the pools used in determining the collectively evaluated portion of the allowance for credit losses based on the CECL methodology in 2023.

As presented in Table VII, total loans outstanding at December 31, 2023 were $1,848,139,000 which is an increase of $108,099,000 (6.2%) from total loans at December 31, 2022. In comparing outstanding balances at December 31, 2023 and 2022, total commercial loans were up $82,697,000 (6.4%), reflecting growth in non-owner occupied commercial real estate loans of $61,745,000 and owner occupied commercial real estate loans of $31,336,000 and a net decrease of $10,384,000 in other commercial loans. Within other commercial loans, the outstanding balance of commercial construction and land loans increased $43,231,000, offset by decreases in the outstanding balances of commercial and industrial, commercial lines of credit, loans to political subdivisions and other commercial loans. Total residential mortgage loans were up $20,132,000 (5.1%) and total consumer loans increased $5,270,000 (9.6%).

Also included in Table VII is additional detail regarding the composition of the non-owner occupied commercial real estate loan portfolio at December 31, 2023. The data in Table VII shows the recorded investment in non-owner occupied commercial real estate loans for which the primary purpose is utilization of office space by third parties was $94,341,000, or 5.1% of gross loans receivable. At December 31, 2023, within this segment there were two loans with a total recorded investment of $3,908,000 in nonaccrual status with specific allowances totaling $524,000. The remainder of the non-owner occupied commercial real estate loans with a primary purpose of office space utilization were in accrual status with no specific allowance at December 31, 2023. The Provision and Allowance for Credit Losses section of Management’s Discussion and Analysis provides additional related discussion.

While the Corporation’s lending activities are primarily concentrated in its market areas, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial”, “Commercial loans secured by real estate”, “Political subdivisions” and “Other commercial” classes in the loan tables presented in this Form 10-K. Total participation loans outstanding amounted to $38,652,000 at December 31, 2023, down from $44,723,000 at December 31, 2022.

The Corporation originates and sells residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Xtra program consist primarily of conforming, prime loans sold to the Federal National Mortgage Association (Fannie Mae), a quasi-government entity. The Corporation also originates and sells residential mortgage loans to the secondary market through the MPF Original program, administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Original program consist primarily of conforming, prime loans sold to the Federal Home Loan Bank of Pittsburgh. The Corporation also may originate and sell larger-balance, nonconforming mortgages under the MPF Direct Program. The Corporation does not retain servicing rights for loans sold under the MPF Direct Program. Through December 31, 2023, the Corporation’s activity under the MPF Direct Program has been minimal.

For loan sales originated under the MPF programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At December 31, 2023, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,335,000 compared to $1,515,000 at December 31, 2022.

At December 31, 2023, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $323,298,000, including loans sold through the MPF Xtra program of $150,015,000 and loans sold through the Original program of $173,283,000. At December 31, 2022, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $325,677,000, including loans sold through the MPF Xtra program of $155,506,000 and loans sold through the Original program of $170,171,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of December 31, 2023 and December 31, 2022.

TABLE VII – Five-year Summary of Loans by Type

(Dollars In Thousands)	2023	%	2022	%	2021	%	2020	%	2019	%
Commercial real estate - non-owner occupied:
Non-owner occupied	$499,104	27.0	$454,386	26.1	$358,352	22.9	$328,662	20.0	$208,579	17.6
Multi-family (5 or more) residential	64,076	3.5	55,406	3.2	49,054	3.1	54,893	3.3	30,474	2.6
1-4 Family - commercial purpose	174,162	9.4	165,805	9.5	175,027	11.2	198,918	12.1	147,121	12.4
Total commercial real estate - non-owner occupied	737,342	39.9	675,597	38.8	582,433	37.2	582,473	35.4	386,174	32.6
Commercial real estate - owner occupied	237,246	12.8	205,910	11.8	196,083	12.5	191,075	11.6	78,729	6.7
All other commercial loans:
Commercial and industrial	78,832	4.3	95,368	5.5	118,488	7.6	222,923	13.6	67,288	5.7
Commercial lines of credit	117,236	6.3	141,444	8.1	106,338	6.8	105,802	6.4	92,509	7.8
Political subdivisions	79,031	4.3	86,663	5.0	75,401	4.8	46,295	2.8	46,054	3.9
Commercial construction and land	104,123	5.6	60,892	3.5	59,505	3.8	41,000	2.5	32,717	2.8
Other commercial loans	20,471	1.2	25,710	1.5	26,498	1.8	29,310	1.9	28,735	2.4
Total all other commercial loans	399,693	21.7	410,077	23.6	386,230	24.8	445,330	27.2	267,303	22.6
Residential mortgage loans:
1-4 Family - residential	389,262	21.1	363,005	20.9	327,593	20.9	356,532	21.7	388,415	32.9
1-4 Family residential construction	24,452	1.3	30,577	1.8	23,151	1.5	18,736	1.1	14,640	1.2
Total residential mortgage	413,714	22.4	393,582	22.7	350,744	22.4	375,268	22.8	403,055	34.1
Consumer loans:
Consumer lines of credit (including HELOCs)	41,503	2.2	36,650	2.1	33,522	2.1	34,566	2.1	30,810	2.6
All other consumer	18,641	1.0	18,224	1.0	15,837	1.0	15,497	0.9	16,151	1.4
Total consumer	60,144	3.2	54,874	3.1	49,359	3.1	50,063	3.0	46,961	4.0
Total	1,848,139	100.0	1,740,040	100.0	1,564,849	100.0	1,644,209	100.0	1,182,222	100.0
Less: allowance for credit losses on loans	(19,208)		(16,615)		(13,537)		(11,385)		(9,836)
Loans, net	$1,828,931		$1,723,425		$1,551,312		$1,632,824		$1,172,386

Additional details regarding the composition of the non-owner occupied commercial real estate loan portfolio at December 31, 2023 is as follows:

(In Thousands)	December 31,	% of Non-owner	% of
	2023	Occupied CRE	Total Loans
Industrial	$109,160	21.9%	5.9%
Retail	94,824	19.0%	5.1%
Office	94,341	18.9%	5.1%
Hotels	73,094	14.6%	4.0%
Mixed Use	59,687	12.0%	3.2%
Other	67,998	13.6%	3.7%
Total Non-owner Occupied CRE Loans	$499,104
Total Gross Loans	$1,848,139

TABLE VIII – LOAN MATURITY DISTRIBUTION

	As of December 31, 2023

	Fixed-Rate Loans				Variable- or Adjustable-Rate Loans				All Loans
	1 Year	1-5	>5		1 Year	1-5	>5
(In Thousands)	or Less	Years	Years	Total	or Less	Years	Years	Total	Total
Commercial Real Estate- Nonowner Occupied:
Non-owner occupied	$30,180	$181,360	$27,690	$239,230	$70,947	$183,009	$5,918	$259,874	$499,104
Multi-family (5 or more) residential	5,775	20,151	2,157	28,083	7,166	28,526	301	35,993	64,076
1-4 Family - commercial purpose	14,537	51,672	10,784	76,993	14,906	81,862	401	97,169	174,162
Total commercial real estate - non-owner occupied	50,492	253,183	40,631	344,306	93,019	293,397	6,620	393,036	737,342
Commercial real estate - owner occupied	11,425	76,136	25,997	113,559	22,281	100,449	957	123,687	237,246
All other commercial loans:
Commercial and industrial	1,453	44,794	7,719	53,966	10,552	13,686	628	24,866	78,832
Commercial lines of credit	6,122	0	0	6,122	106,505	1,003	3,606	111,114	117,236
Political subdivisions	919	19,150	56,213	76,282	15	2,639	95	2,749	79,031
Commercial construction and land	7,112	21,889	746	29,747	57,370	17,006	0	74,376	104,123
Other commercial loans	981	3,725	2,404	7,110	6,320	7,041	0	13,361	20,471
Total all other commercial loans	16,587	89,558	67,082	173,227	180,762	41,375	4,329	226,466	399,693
Residential mortgage loans:
1-4 Family - residential	402	7,566	149,915	157,883	17,120	62,189	152,070	231,379	389,262
1-4 Family residential construction	138	918	9,490	10,546	0	0	13,906	13,906	24,452
Total residential mortgage	540	8,484	159,405	168,429	17,120	62,189	165,976	245,285	413,714
Consumer loans:									0
Consumer lines of credit (including HELOCs)	334	0	2	336	41,167	0	0	41,167	41,503
All other consumer	751	12,014	2,360	15,125	3,516	0	0	3,516	18,641
Total consumer	1,085	12,014	2,362	15,461	44,683	0	0	44,683	60,144
Total	$80,129	$439,375	$295,477	$814,982	$357,865	$497,410	$177,882	$1,033,157	$1,848,139

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

On January 1, 2023, the Corporation adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. Note 1 to the consolidated financial statements provides a detailed explanation of the Corporation’s adopted accounting policies related to the application of CECL.

Effective January 1, 2023, the Corporation adopted ASC 326 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”). At January 1, 2023, the impact of adopting CECL included an increase in gross loans receivable of $806,000 as compared to December 31, 2022 and an increase in the allowance for credit losses of $2,104,000 as compared to the allowance for loan losses determined under the Incurred Loss method at December 31, 2022.

A summary of the provision for credit losses for the year ended December 31, 2023, is as follows:

(In Thousands)	Year
Ended
December 31,
2023
Provision for credit losses:
Loans receivable	$753
Off-balance sheet exposures (1)	(567)
Tota provision for credit losses	$186

(1)	The (credit) provision for credit losses on off-balance sheet exposures prior to January 1, 2023 was included in other noninterest expense in the consolidated statements of income.

For the year ended December 31, 2023, there was a provision for credit losses of $186,000, a decrease of $7,069,000 in expense compared to a provision for loan losses of $7,255,000 in 2022. The provision for 2023 included expense related to loans receivable of $753,000 and a credit related to off-balance sheet exposures of $567,000. The expense related to loans receivable was mainly attributable to qualitative adjustments of the Corporation’s historical loss experience in estimating the ACL and the impact of an economic forecast, as well as a reduction in the Corporation’s average net charge-off experience, used in the calculation of the ACL. The ACL as a percentage of gross loans receivable was 1.04% at December 31, 2023 as compared to 1.08% at January 1, 2023 upon the initial adoption of CECL.

Table XI shows that total nonperforming assets as a percentage of total assets was 0.75% at December 31, 2023, down from 1.04% at December 31, 2022 and lower than that at year-end 2019 through 2021. Total nonperforming assets were $18.8 million at December 31, 2023, down from $25.6 million at December 31, 2022. Similarly, total loans individually evaluated for credit loss decreased to $11.3 million at December 31, 2023 from $19.4 million at December 31, 2022. The net decrease in nonperforming assets at December 31, 2023 compared to December 31, 2022 included the impact of a $10.0 million payoff in the first quarter 2023 on a commercial loan relationship that was classified as nonaccrual at December 31, 2022. The reduction also included paydowns totaling $2,302,000 in 2023 on a commercial loan for which partial charge-offs totaling $3,942,000 were recorded in 2022. The remaining carrying value of this loan was $352,000 at December 31, 2023. These reductions were partially offset by the addition to nonaccrual of two commercial loan relationships totaling $4,457,000, including two commercial real estate loans with a primary purpose of office space utilization totaling $3,908,000, at December 31, 2023.

In 2023, net charge-offs were low by historical standards, totaling $264,000, or 0.01% of average outstanding loans. Table IX shows annual average net charge-off rates ranging from a high of 0.26% in 2022 to a low of 0.03% in 2019.

Over the period 2019-2023, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on individual loans and may significantly impact the provision for credit losses and the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of loans requiring individual evaluation for credit loss, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of December 31, 2023. Management continues to closely monitor its commercial loan relationships for possible credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to loans and the allowance for credit losses.

.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES ON LOANS

(Dollars In Thousands)
	Years Ended December 31,
	2023	2022	2021	2020	2019
Balance, beginning of year	$16,615	$13,537	$11,385	$9,836	$9,309
Adoption of ASU 2016-13 (CECL)	2,104	0	0	0	0
Charge-offs	(356)	(4,245)	(1,575)	(2,465)	(379)
Recoveries	92	68	66	101	57
Net charge-offs	(264)	(4,177)	(1,509)	(2,364)	(322)
Provision for credit losses	753	7,255	3,661	3,913	849
Balance, end of year	$19,208	$16,615	$13,537	$11,385	$9,836
Net charge-offs as a % of average loans	0.01%	0.26%	0.09%	0.16%	0.03%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR CREDIT LOSSES

UPON ADOPTION OF CECL

(In Thousands)	December 31,	January 1,
	2023	2023
Loans individually evaluated	$743	$751
Loans collectively evaluated:
Commercial real estate - nonowner occupied	10,379	9,641
Commercial real estate - owner occupied	2,111	1,765
All other commercial loans	3,811	3,914
Residential mortgage	1,764	2,407
Consumer	400	241
Total Allowance	$19,208	$18,719

PRIOR TO CECL ADOPTION

(In Thousands)	As of December 31,
	2022	2021	2020	2019
ASC 310 - Impaired loans - individually evaluated	$453	$740	$925	$1,051
ASC 450 - Collectively evaluated:
Commercial	10,845	7,553	5,545	3,913
Residential mortgage	4,073	4,338	4,091	4,006
Consumer	244	235	239	281
Unallocated	1,000	671	585	585
Total Allowance	$16,615	$13,537	$11,385	$9,836

TABLE XI - PAST DUE AND NONPERFORMING ASSETS

(Dollars In Thousands)	As of December 31,
	2023	2022	2021	2020	2019
Loans individually evaluated with a valuation allowance	$7,786	$3,460	$6,540	$8,082	$3,375
Loans individually evaluated without a valuation allowance	3,478	14,871	2,636	2,895	1,670
Purchased credit impaired loans	0	1,027	6,558	6,841	441
Total individually evaluated loans	$11,264	$19,358	$15,734	$17,818	$5,486
Total loans past due 30-89 days and still accruing	$9,275	$7,079	$5,106	$5,918	$8,889
Nonperforming assets:
Purchased credit impaired loans	$0	$1,027	$6,558	$6,841	$441
Other nonaccrual loans	15,177	22,058	12,441	14,575	8,777
Total nonaccrual loans	15,177	23,085	18,999	21,416	9,218
Total loans past due 90 days or more and still accruing	3,190	2,237	2,219	1,975	1,207
Total nonperforming loans	18,367	25,322	21,218	23,391	10,425
Foreclosed assets held for sale (real estate)	478	275	684	1,338	2,886
Total nonperforming assets	$18,845	$25,597	$21,902	$24,729	$13,311

Total nonperforming loans as a % of loans	0.99%	1.46%	1.36%	1.42%	0.88%
Total nonperforming assets as a % of assets	0.75%	1.04%	0.94%	1.10%	0.80%
Allowance for credit losses as a % of total loans	1.04%	0.95%	0.87%	0.69%	0.83%

TABLE XII – FIVE-YEAR HISTORY OF LOAN LOSSES

(Dollars In Thousands)	2023		2022		2021		2020		2019		Average
Average gross loans	$1,792,149		$1,628,094		$1,596,756		$1,445,098		$1,057,559		$1,503,931
Year-end gross loans	1,848,139		1,740,040		1,564,849		1,644,209		1,182,222		$1,595,892
Year-end allowance for credit losses on loans	19,208		16,615		13,537		11,385		9,836		$14,116
Year-end nonaccrual loans	15,177		23,085		18,999		21,416		9,218		$17,579
Year-end loans 90 days or more past due and still accruing	3,190		2,237		2,219		1,975		1,207		2,166
Net charge-offs	264		4,177		1,509		2,364		322		1,727
Provision for credit losses on loans	753		7,255		3,661		3,913		849		3,286
Earnings coverage of charge-offs	119	x	8	x	26	x	10	x	76	x	18	x
Allowance coverage of charge-offs	73	x	4	x	9	x	5	x	31	x	8	x
Net charge-offs as a % of provision for credit losses on loans	35.06%		57.57%		41.22%		60.41%		37.93%		52.31%
Net charge-offs as a % of average gross loans	0.01%		0.26%		0.09%		0.16%		0.03%		0.11%
Income before income taxes on a fully taxable equivalent basis	31,402		33,576		38,822		24,192		24,453		30,489

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Corporation’s significant fixed and determinable contractual obligations as of December 31, 2023 include repayment obligations related to time deposits and borrowed funds. Information related to maturities of time deposits is provided in Note 10 to the consolidated financial statements. Information related to maturities of borrowed funds is provided in Note 11 to the consolidated financial statements. The Corporation’s operating lease commitments with terms of one year or less and other commitments at December 31, 2023 are immaterial. Information concerning operating lease commitments with terms greater than one year is provided in Note 15 to the consolidated financial statements. The Corporation’s significant off-balance sheet arrangements include commitments to extend credit and standby letters of credit. Off-balance sheet arrangements are described in Note 15 and the allowance for credit losses on off-balance sheet exposures is described in Note 7 to the consolidated financial statements.

As described in more detail in the Financial Condition section of Management’s Discussion and Analysis, the Corporation sells residential mortgage loans for which the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. At December 31, 2023, outstanding balances of such loans sold totaled $323,298,000.

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

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $20,829,000 at December 31, 2023.

The Corporation’s outstanding, available, and total credit facilities at December 31, 2023 and 2022 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022	2023	2022
Federal Home Loan Bank of Pittsburgh	$189,021	$150,099	$737,824	$689,279	$926,845	$839,378
Federal Reserve Bank Discount Window	0	0	19,982	23,107	19,982	23,107
Other correspondent banks	0	0	75,000	95,000	75,000	95,000
Total credit facilities	$189,021	$150,099	$832,806	$807,386	$1,021,827	$957,485

At December 31, 2023, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight and short-term borrowings of $31,500,000, long-term borrowings with par values totaling $138,313,000 and letters of credit totaling $19,208,000. At December 31, 2022, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowing of $77,000,000, long-term borrowings of $62,272,000 and letters of credit totaling $10,827,000.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could utilize available-for-sale debt securities as collateral for borrowings or sell securities to meet its obligations. At December 31, 2023, the carrying value of available-for-sale debt securities in excess of amounts required to meet pledging or repurchase agreement obligations was $256,058,000.

Deposits totaled $2,014,806,000 at December 31, 2023, up $17,213,000 (0.9%) from $1,997,593,000 at December 31, 2022. Average total deposits were 0.4% lower for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Excluding brokered deposits, adjusted total deposits at December 31, 2023 were lower by $26,173,000 (1.3%) as compared to December 31, 2022. Brokered deposits, consisting mainly of short-term certificates of deposit, totaled $64,369,000 at December 31, 2023, an increase of $43,386,000 from December 31, 2022. The reduction in total deposits, excluding brokered deposits, included a reduction in the estimated amount of deposits in excess of FDIC insurance levels (uninsured deposit balances) of $97.2 million as compared to December 31, 2022. The net reduction in uninsured deposits resulted from several factors, including the impact of customer funds transferred to higher-yielding investment alternatives and increased use of reciprocal deposits that allow C&N Bank to place customer funds in excess of the FDIC insurance limit with other financial institutions through a deposit placement network in exchange for a matching amount of deposits from other network financial institutions. Reciprocal deposits totaled $223.5 million at December 31, 2023, up $121.7 million from December 31, 2022.

As shown in the table below, at December 31, 2023, estimated uninsured deposits totaled $592.2 million, or 29.2% of total deposits, down from $689.4 million or 34.2% of total deposits at December 31, 2022. Included in uninsured deposits are deposits collateralized by securities (almost exclusively municipal deposits) totaling $151.0 million at December 31, 2023. As shown in the table below, total uninsured and uncollateralized deposits amounted to 21.7% of total deposits at December 31, 2023, down from 24.0% at December 31, 2022.

As summarized in the table that immediately follows, the Corporation’s highly liquid sources of available funds described above, including unused borrowing capacity with the Federal Home Loan Bank of Pittsburgh, unused availability on the Federal Reserve Bank of Philadelphia’s discount window, available federal funds lines with other banks and unencumbered available-for-sale debt securities totaled $1.1 billion at December 31, 2023, 2023. Available funding from these sources totaled 183.9% of uninsured deposits and 246.8% of total uninsured and uncollateralized deposits at December 31, 2023.

Uninsured Deposits Information	December 31,	December 31,
	2023	2022
Total Deposits - C&N Bank	$2,030,909	$2,016,666

Estimated Total Uninsured Deposits	$592,206	$689,435
Portion of Uninsured Deposits that are
Collateralized	151,031	205,886
Uninsured and Uncollateralized Deposits	$441,175	$483,549

Uninsured and Uncollateralized Deposits as
a % of Total Deposits	21.7%	24.0%

Available Funding from Credit Facilities	$832,806	$807,386
Fair Value of Available-for-sale Debt
Securities in Excess of Pledging Obligations	256,058	272,475
Highly Liquid Available Funding	$1,088,864	$1,079,861

Highly Liquid Available Funding as a % of
Uninsured Deposits	183.9%	156.6%

Highly Liquid Available Funding as a % of
Uninsured and Uncollateralized Deposits	246.8%	223.3%

Despite the reduction in deposits, excluding brokered deposits, in 2023, based on the ample sources of highly liquid funds as described above, management believes the Corporation is well-positioned to meet its short-term and long-term funding obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Details concerning capital ratios at December 31, 2023 and December 31, 2022 are presented in Note 17 to the consolidated financial statements. Management believes, as of December 31, 2023, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, the Corporation’s and C&N Bank’s capital ratios at December 31, 2023 and December 31, 2022 exceed the Corporation’s Board policy threshold levels. Management expects C&N Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future.

Future dividend payments and repurchases of common stock will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. In addition, the Corporation and C&N Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. These restrictions are described in Note 17 to the consolidated financial statements. Further, although the Corporation is no longer subject to the specific consolidated capital requirements described herein, the Corporation’s ability to pay dividends, repurchase stock or engage in other activities may be limited by the Federal Reserve if the Corporation fails to hold sufficient capital commensurate with its overall risk profile.

To avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, C&N Bank must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At December 31, 2023, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

At December 31, 2023, C&N Bank’s Capital Conservation Buffer (determined based on the minimum total capital ratio) was 6.89%.

On September 25, 2023, the Corporation announced a new treasury stock repurchase program. Under the newly approved program, the Corporation is authorized to repurchase up to 750,000 shares of the Corporation’s common stock, or slightly less than 5% of the Corporation’s issued and outstanding shares at August 4, 2023. The new program was effective when publicly announced and will continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion. All shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plans and its equity compensation program. Through December 31, 2023, no shares were repurchased under the new program.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive loss within stockholders’ equity. Accumulated other comprehensive loss is excluded from the Bank’s and Corporation’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $38,878,000 at December 31, 2023 and $50,370,000 at December 31, 2022 as compared to the balance in accumulated other comprehensive income related to unrealized gains on available-for-sale debt securities, net of deferred income tax of $4,809,000 at December 31, 2021. The volatility in stockholders’ equity related to accumulated other comprehensive loss from available-for-sale debt securities has been caused by significant fluctuations in interest rates including overall significant increases in rates as compared to market rates when most of the Corporation’s securities were purchased. The securities section of Management’s Discussion and Analysis and Note 6 to the consolidated financial statements provide additional information concerning information management considered in evaluating debt and equity securities for credit losses at December 31, 2023.

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

Table XIII, which follows this discussion, is based on the results of calculations performed using the simulation model as of December 31, 2023 and 2022.  In the analysis based on December 31, 2023 data, the amounts of net interest income decrease, as compared to the amounts based on current interest rates, in both the upward and downward rate scenarios. Further, the economic value of equity is modeled to decrease in both the rising and falling rate scenarios. The results based on December 31, 2023 data as presented in Table XIII are significantly different from the results based on the modeling performed using December 31, 2022 data which showed the net interest income profile to be asset-sensitive. In the analysis based on December 31, 2023 data, management assumed that, in rising rate scenarios, the average rate to be paid on interest checking, savings and money market accounts would increase by a higher percentage of the baseline scenario as compared to the assumptions used in the December 31, 2022 analysis. This change reflects management’s assessment that, in light of significant increases in short-term interest rates that have occurred over the course of 2022 and 2023, the Corporation’s deposit rates would increase to a greater extent if such scenarios would occur. The change in results also reflects changes in deposit mix, as the carrying amount of total deposits without stated maturities was $112.0 million lower at December 31, 2023 as compared to December 31, 2022, while time deposits were higher by $129.3 million. Further, results in the downward rate scenarios reflect limitations on the benefit of falling rates on some deposit types due to a 0% assumed floor. The Table also shows that as of the respective dates, despite the impact of the modeling changes and changes in deposit mix, the changes in net interest income and changes in economic value were within the policy limits in all scenarios.

Under U.S. generally accepted accounting principles, available-for-sale debt securities are carried at fair value as of each balance sheet date. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive income (loss) within stockholders’ equity. Increases in interest rates have caused the fair value of the Corporation’s available-for-sale debt securities to decrease, resulting in an accumulated other comprehensive loss of $38.9 million at December 31, 2023. In contrast, most of the Corporation’s other financial instruments, including loans receivable (held for investment), deposits and borrowed funds are carried on the balance sheet at historical cost without adjustment for the impact of changes in interest rates.

.

TABLE XIII – THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

December 31, 2023 Data
(In Thousands)	Period Ending December 31, 2024

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$148,407	$81,707	$66,700	(21.5)%	25.0%
+300	143,333	70,165	73,168	(13.9)%	20.0%
+200	138,291	59,859	78,432	(7.7)%	15.0%
+100	133,224	50,797	82,427	(3.0)%	10.0%
0	127,920	42,979	84,941	0.0%	0.0%
-100	122,446	37,701	84,745	(0.2)%	10.0%
-200	116,922	32,462	84,460	(0.6)%	15.0%
-300	110,919	27,710	83,209	(2.0)%	20.0%
-400	104,495	23,067	81,428	(4.1)%	25.0%

	Economic Value of Equity at December 31, 2023

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$330,130	(21.2)%	50.0%
+300	359,302	(14.3)%	45.0%
+200	385,045	(8.1)%	35.0%
+100	405,178	(3.3)%	25.0%
0	419,199	0.0%	0.0%
-100	406,957	(2.9)%	25.0%
-200	406,145	(3.1)%	35.0%
-300	385,859	(8.0)%	45.0%
-400	363,763	(13.2)%	50.0%

December 31, 2022 Data
(In Thousands)	Period Ending December 31, 2023

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$131,145	$34,767	$96,378	8.9%	25.0%
+300	125,127	30,816	94,311	6.6%	20.0%
+200	119,561	26,864	92,697	4.8%	15.0%
+100	113,703	22,912	90,791	2.6%	10.0%
0	107,451	18,961	88,490	0.0%	0.0%
-100	101,048	15,516	85,532	(3.3)%	10.0%
-200	94,854	13,240	81,614	(7.8)%	15.0%
-300	89,405	11,325	78,080	(11.8)%	20.0%
-400	85,076	9,439	75,637	(14.5)%	25.0%

	Economic Value of Equity at December 31, 2022

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$498,368	0.3%	50.0%
+300	496,186	(0.1)%	45.0%
+200	501,422	1.0%	35.0%
+100	501,991	1.1%	25.0%
0	496,650	0.0%	0.0%
-100	485,332	(2.3)%	25.0%
-200	468,195	(5.7)%	35.0%
-300	445,129	(10.4)%	45.0%
-400	417,505	(15.9)%	50.0%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In Thousands, Except Share and Per Share Data)	2023	2022
ASSETS
Cash and due from banks:
Noninterest-bearing	$24,855	$25,811
Interest-bearing	32,023	29,237
Total cash and due from banks	56,878	55,048
Available-for-sale debt securities, at fair value	415,755	498,033

Loans receivable	1,848,139	1,740,040
Allowance for credit losses	(19,208)	(16,615)
Loans, net	1,828,931	1,723,425

Bank-owned life insurance	63,674	31,214
Accrued interest receivable	9,140	8,653
Bank premises and equipment, net	21,632	21,574
Foreclosed assets held for sale	478	275
Deferred tax asset, net	17,441	20,884
Goodwill	52,505	52,505
Core deposit intangibles, net	2,469	2,877
Other assets	46,681	39,819
TOTAL ASSETS	$2,515,584	$2,454,307

LIABILITIES
Deposits:
Noninterest-bearing	$490,554	$563,843
Interest-bearing	1,524,252	1,433,750
Total deposits	2,014,806	1,997,593
Short-term borrowings	33,874	80,062
Long-term borrowings - FHLB advances	138,337	62,347
Senior notes, net	14,831	14,765
Subordinated debt, net	24,717	24,607
Accrued interest and other liabilities	26,638	25,608
TOTAL LIABILITIES	2,253,203	2,204,982

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 30,000,000 shares;
issued 16,030,172 and outstanding 15,295,135 at December 31, 2023;
issued 16,030,172 and outstanding 15,518,819 at December 31, 2022	16,030	16,030
Paid-in capital	144,388	143,950
Retained earnings	157,028	151,743
Treasury stock, at cost; 735,037 shares at December 31, 2023 and 511,353
shares at December 31, 2022	(16,628)	(12,520)
Accumulated other comprehensive loss	(38,437)	(49,878)
TOTAL STOCKHOLDERS' EQUITY	262,381	249,325
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,515,584	$2,454,307

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

	Years Ended December 31,

(In Thousands, Except Per Share Data)	2023	2022	2021
INTEREST INCOME
Interest and fees on loans:
Taxable	$98,854	$78,599	$74,549
Tax-exempt	2,225	1,965	1,770
Income from available-for-sale debt securities:
Taxable	8,555	8,360	5,114
Tax-exempt	2,427	3,001	2,684
Other interest and dividend income	1,443	722	384
Total interest and dividend income	113,504	92,647	84,501
INTEREST EXPENSE
Interest on deposits	24,233	6,638	4,538
Interest on short-term borrowings	3,240	429	23
Interest on long-term borrowings - FHLB advances	4,230	896	399
Interest on senior notes, net	479	477	293
Interest on subordinated debt, net	922	1,079	1,309
Total interest expense	33,104	9,519	6,562
Net interest income	80,400	83,128	77,939
Provision for credit losses	186	7,255	3,661
Net interest income after provision for credit losses	80,214	75,873	74,278
NONINTEREST INCOME
Trust revenue	7,413	6,994	7,234
Brokerage and insurance revenue	1,675	2,291	1,860
Service charges on deposit accounts	5,567	5,019	4,633
Interchange revenue from debit card transactions	4,160	4,148	3,855
Net gains from sale of loans	723	757	3,428
Loan servicing fees, net	602	960	694
Increase in cash surrender value of life insurance	2,703	545	573
Other noninterest income	4,610	3,698	3,580
Realized (losses) gains on available-for-sale debt securities, net	(3,036)	20	24
Total noninterest income	24,417	24,432	25,881
NONINTEREST EXPENSE
Salaries and employee benefits	44,195	41,833	37,603
Net occupancy and equipment expense	5,357	5,533	4,984
Data processing and telecommunications expense	7,582	6,806	5,903
Automated teller machine and interchange expense	1,682	1,601	1,433
Pennsylvania shares tax	1,602	1,956	1,951
Professional fees	2,497	2,005	2,243
Other noninterest expense	11,233	8,221	8,355
Total noninterest expense	74,148	67,955	62,472
Income before income tax provision	30,483	32,350	37,687
Income tax provision	6,335	5,732	7,133
NET INCOME	$24,148	$26,618	$30,554
EARNINGS PER COMMON SHARE - BASIC	$1.57	$1.71	$1.92
EARNINGS PER COMMON SHARE - DILUTED	$1.57	$1.71	$1.92

The accompanying notes are an integral part of consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(In Thousands)	2023	2022	2021
Net income	$24,148	$26,618	$30,554

Available-for-sale debt securities:
Unrealized holding gains (losses) on available-for-sale debt securities	11,512	(69,828)	(8,669)
Reclassification adjustment for losses (gains) realized in income	3,036	(20)	(24)
Other comprehensive income (loss) on available-for-sale debt securities	14,548	(69,848)	(8,693)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	(9)	389	140
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(56)	(42)	(17)
Other comprehensive (loss) income on pension and postretirement obligations	(65)	347	123

Other comprehensive income (loss) before income tax	14,483	(69,501)	(8,570)
Income tax related to other comprehensive (income) loss	(3,042)	14,597	1,801

Net other comprehensive income (loss)	11,441	(54,904)	(6,769)

Comprehensive income (loss)	$35,589	$(28,286)	$23,785

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2021	15,982,815	70,831	$15,983	$143,644	$129,703	$11,795	$(1,369)	$299,756
Net income					30,554			30,554
Other comprehensive loss, net						(6,769)		(6,769)
Cash dividends declared on common stock, $1.11 per share					(17,645)			(17,645)
Shares issued for dividend reinvestment plan	36,368	(31,877)	36	845			788	1,669
Shares issued from treasury and redeemed related to exercise of stock options		(13,169)		(33)			245	212
Restricted stock granted	10,989	(67,402)	11	(1,319)			1,308	0
Forfeiture of restricted stock		5,290		102			(102)	0
Stock-based compensation expense				1,214				1,214
Purchase of restricted stock for tax withholding		8,350					(174)	(174)
Treasury stock purchases		299,059					(7,412)	(7,412)
Balance, December 31, 2021	16,030,172	271,082	16,030	144,453	142,612	5,026	(6,716)	301,405
Net income					26,618			26,618
Other comprehensive loss, net						(54,904)		(54,904)
Cash dividends declared on common stock, $1.12 per share					(17,487)			(17,487)
Shares issued for dividend reinvestment plan		(65,470)		8			1,614	1,622
Shares issued from treasury and redeemed related to exercise of stock options		(9,178)		(67)			227	160
Restricted stock granted		(78,243)		(1,932)			1,932	0
Forfeiture of restricted stock		10,782		228			(228)	0
Stock-based compensation expense				1,260				1,260
Purchase of restricted stock for tax withholding		6,964					(175)	(175)
Treasury stock purchases		375,416					(9,174)	(9,174)
Balance, December 31, 2022	16,030,172	511,353	16,030	143,950	151,743	(49,878)	(12,520)	249,325
Adoption of ASU 2016-13 (CECL)					(1,652)			(1,652)
Net income					24,148			24,148
Other comprehensive income, net						11,441		11,441
Cash dividends declared on common stock, $1.12 per share					(17,211)			(17,211)
Shares issued for dividend reinvestment plan		(81,930)		(246)			1,888	1,642
Shares issued from treasury and redeemed related to exercise of stock options		(612)		(30)			30	0
Restricted stock granted		(53,788)		(1,314)			1,314	0
Forfeiture of restricted stock		25,261		556			(556)	0
Stock-based compensation expense				1,472				1,472
Purchase of restricted stock for tax withholding		9,453					(219)	(219)
Treasury stock purchases		325,300					(6,565)	(6,565)
Balance, December 31, 2023	16,030,172	735,037	$16,030	$144,388	$157,028	$(38,437)	$(16,628)	$262,381

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In Thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,148	$26,618	$30,554
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	186	7,255	3,661
Realized losses (gains) on available-for-sale debt securities, net	3,036	(20)	(24)
Net amortization of securities	2,062	2,760	2,204
Increase in cash surrender value of life insurance	(2,703)	(545)	(573)
Depreciation and amortization of bank premises and equipment	2,151	2,389	2,130
Net accretion of purchase accounting adjustments	(288)	(1,181)	(2,124)
Stock-based compensation	1,472	1,260	1,214
Deferred income taxes	836	(400)	(1,381)
Decrease (increase) in fair value of servicing rights	200	(126)	68
Gains on sales of loans, net	(723)	(757)	(3,428)
Origination of loans held for sale	(24,630)	(26,231)	(105,523)
Proceeds from sales of loans held for sale	25,106	27,636	107,797
(Increase) decrease in accrued interest receivable and other assets	(1,400)	(3,532)	186
Increase (decrease) in accrued interest payable and other liabilities	4,161	(589)	210
Other	(66)	62	(127)
Net Cash Provided by Operating Activities	33,548	34,599	34,844
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificates of deposit	0	(250)	(4,500)
Proceeds from maturities of certificates of deposit	3,250	2,000	1,240
Proceeds from sales of available-for-sale debt securities	60,819	4,100	2,027
Proceeds from calls and maturities of available-for-sale debt securities	52,323	58,673	61,684
Purchase of available-for-sale debt securities	(23,414)	(113,715)	(243,925)
Redemption of Federal Home Loan Bank of Pittsburgh stock	22,634	11,604	2,517
Purchase of Federal Home Loan Bank of Pittsburgh stock	(23,680)	(16,459)	(2,110)
Purchase of Federal Reserve Bank stock	(6,252)	0	0
Net (increase) decrease in loans	(107,356)	(178,203)	78,746
Purchase of bank-owned life insurance	(30,000)	0	0
Proceeds from bank-owned life insurance	363	0	287
Proceeds from sales of premises and equipment	0	0	627
Purchase of premises and equipment	(2,265)	(3,288)	(1,864)
Proceeds from sale of foreclosed assets	267	647	1,148
Other	109	203	228
Net Cash Used in Investing Activities	(53,202)	(234,688)	(103,895)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	17,234	72,689	105,381
Net (decrease) increase in short-term borrowings	(46,188)	78,259	(18,154)
Proceeds from long-term borrowings - FHLB advances	85,436	50,000	0
Repayments of long-term borrowings - FHLB advances	(9,395)	(15,455)	(26,095)
Proceeds from issuance of senior notes, net of issuance costs	0	0	14,663
Proceeds from issuance of subordinated debt, net of issuance costs	0	0	24,437
Redemption of subordinated debt	0	(8,500)	(8,000)
Sale of treasury stock	0	160	212
Purchases of treasury stock	(6,784)	(9,349)	(7,586)
Common dividends paid	(15,569)	(15,865)	(15,976)
Net Cash Provided by Financing Activities	24,734	151,939	68,882
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,080	(48,150)	(169)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,698	95,848	96,017
CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,778	$47,698	$95,848
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(Decrease) increase in accrued purchase of available-for-sale debt securities	$(2,000)	$2,000	$(994)
Assets acquired through foreclosure of real estate loans	$423	$51	$394
Leased assets obtained in exchange for new operating lease liabilities	$0	$904	$739
Interest paid	$31,936	$9,497	$8,174
Income taxes paid	$6,383	$5,561	$10,098

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

Material estimates that are particularly susceptible to change include: (1) the allowance for credit losses and (2) fair values of available-for-sale debt securities based on estimates from independent valuation services or from brokers.

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

Allowance for Credit Losses- Available-for-Sale Debt Securities – For available-for-sale debt securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Corporation has the intent to sell the security or it is more likely than not that the Corporation will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings. If either of the above criteria is not met, the Corporation evaluates whether the decline in fair value is the result of credit losses or other factors. The Corporation has elected the practical expedient of zero credit loss estimates for securities issued or guaranteed by U.S. Government entities or agencies. In making the credit loss assessment of securities not issued or guaranteed by U.S. Government entities or agencies, the Corporation may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income (loss).

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit losses when management believes an available-for-sale debt security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2023, there was no allowance for credit losses related to the available-for-sale portfolio.

Accrued interest receivable on available-for-sale debt securities totaled $2,018,000 at December 31, 2023 and was excluded from the estimate of credit losses.

Marketable equity security – The marketable equity security is carried at fair value with unrealized gains and losses included in other noninterest income in the consolidated statements of income.

Restricted equity securities – Restricted equity securities consist primarily of Federal Home Loan Bank of Pittsburgh and Federal Reserve Bank of Philadelphia stock, and are carried at cost and evaluated for impairment. Holdings of restricted equity securities are included in other assets in the consolidated balance sheets, and dividends received on restricted securities are included in other income in the consolidated statements of income.

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

LOANS RECEIVABLE – Loans originated by the Corporation which management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at unpaid principal balances, less the allowance for credit losses and net deferred loan fees. Interest income is accrued on the unpaid principal balance. Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method.

Loans are placed on nonaccrual status for all classes of loans when, in the opinion of management, collection of interest is doubtful. Any unpaid interest previously accrued on those loans is reversed from income. Interest payments received on loans for which the risk of loss is greater than remote are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of loans receivable is determined based on contractual due dates for loan payments. Also, the amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

PURCHASED LOANS – The Corporation purchased loans in business combinations, some of which had, at the acquisition dates, shown evidence of credit deterioration since origination. The purchased loans that showed evidence of credit impairment were designated as the purchased credit impaired (“PCI”) loans and were recorded at fair value, with no carryover of the allowance for loan losses. On January 1, 2023, the Corporation adopted Accounting Standard Update (ASU) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326) which replaced the prior accounting for PCI loans and required credit deteriorated (“PCD”) loans receive an initial allowance at the acquisition date that represents an adjustment to the amortized cost basis of the loan, with no impact to earnings. In accordance with ASC 326, management did not  reassess whether PCI assets met the criteria of PCD assets as of the date of adaption. On January 1, 2023, the amortized cost basis of PCD assets was adjusted to establish the allowance for credit losses. Essentially all of the PCD loans were reported as nonaccrual loans at January 1, 2023 and December 31, 2023.

ALLOWANCE FOR CREDIT LOSSES ON LOANS –As mentioned above, on January 1, 2023, the Corporation adopted ASC 326. This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. Effective January 1, 2023, the Corporation adopted ASC 326 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after December 31, 2022 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).

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

Accrued interest receivable on loans totaled $7,099,000 at December 31, 2023 and was excluded from the estimate of credit losses.

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

Evaluation of Expected Losses on Individual Loans

Loans evaluated on an individual basis are identified based on a detailed assessment of certain larger loan relationships, and their related credit risk ratings, by a management committee referred to as the Watch List Committee. The allowance is determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. If the fair value of the collateral is less than the amortized cost basis of the loan, the

Corporation will charge off the difference between the fair value of the collateral, less costs to sell at the reporting date and the amortized cost basis of the loan.

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
Non-owner occupied
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

Estimation Method - WARM (Weighted-Average Remaining Maturity Method)

In applying the WARM method, for each pool identified above, the Corporation determines the annual net charge-offs as a percentage of average total loan balances (net charge-off percentage). For each loan pool, the average annualized net charge-off percentage is multiplied by the estimated weighted-average remaining average life of the loans to calculate the loss rate.

The calculation of the estimated weighted-average remaining life of each loan pool is based on instrument-level data, with contractual principal payments adjusted for the estimated impact of prepayments. Commercial lines of credit and other revolving credit facilities are generally assumed to be repaid after 1 year. The estimated weighted-average remaining life of the entire portfolio was calculated to be 4.48 years at December 31, 2023 and 4.36 years at January 1, 2023.

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

Economic Forecast

ASC 326 requires management to consider forward-looking information that is both reasonable and supportable and relevant to the collectability of cash flows. Reasonable and supportable forecasts may extend over the entire contractual term of a financial asset or a period shorter than the contractual term. In that regard, management has selected a forecast period of 2 years, which is shorter than the estimated weighted-average remaining life of the loan portfolio.

The Corporation calculates an additional expected credit loss based on establishing a correlation between past loss experience and an economic statistic. This additional credit loss is added to the allowance calculation, conceptually for the first 2 years of the weighted-average remaining life of the portfolio after which time the credit loss for each pool is determined based on the WARM historical loss rate as adjusted for qualitative factors.

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

The Corporation records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Corporation’s statements of income. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for off-balance sheet exposures is included in accrued interest and other liabilities in the Corporation’s consolidated balance sheets and the related credit expense is recorded in the provision for credit losses in the consolidated statements of income.

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

STOCK-BASED COMPENSATION –Stock-based compensation is accounted for under the fair value method as required by U.S. GAAP. The fair value of restricted stock is based on the current market price on the date of grant. The expense associated with stock-based compensation is recognized over the vesting period of each individual arrangement.

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

Additional disclosures related to the Corporation’s largest sources of noninterest income within the consolidated statements of income from contracts with customers that are subject to ASC Topic 606 are as follows:

Trust and financial management revenue – C&N Bank’s trust department provides a wide range of financial services, including wealth management services for individuals, businesses and retirement funds, administration of 401(k) and other retirement plans, retirement planning, estate planning and estate settlement services. Trust clients are located primarily within the Corporation’s geographic markets. Assets held in a fiduciary capacity by C&N Bank are not the Corporation’s assets and are therefore not included in the consolidated balance sheets. The fair value of trust assets under management was approximately $1,188,082,000 at December 31,

2023 and $1,063,615,000 at December 31, 2022. Trust revenue is included within noninterest income in the consolidated statements of income.

Trust revenue is recorded on a cash basis, which is not materially different from the accrual basis. The majority (approximately 81%, based on annual 2023 results) of trust revenue is earned and collected monthly, with the amount determined based on a percentage of the fair value of the trust assets under management. Wealth management fees are contractually agreed with each customer, and fee levels vary based mainly on the size of assets under management. The services provided under such a contract represent a single performance obligation under ASC 606 because it embodies a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. None of the contracts with trust customers provide for incentive-based fees. In addition to wealth management fees, trust revenue includes fees for provision of services, including employee benefit plan administration, tax return preparation and estate planning and settlement. Fees for such services are billed based on contractual arrangements or established fee schedules and are typically billed upon completion of providing such services. The costs of acquiring trust customers are incremental and recognized within noninterest expense in the consolidated statements of income.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issues Accounting Standard Updates (ASUs) to communicate changes to the FASB Accounting Standard Codification (ASC). This section provides a summary description of recent ASUs that have significant implications (elected or required) within the consolidated financial statements, or that management expects may have a significant impact on financial statements issued in the foreseeable future.

Recent Accounting Pronouncements – Adopted

As described in Note 1, on January 1, 2023, the Corporation adopted ASC 326. This standard replaced the incurred loss methodology for measuring credit losses on financial instruments with an expected loss methodology that is referred to as the CECL methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost are presented at the net amount expected to be collected by using an allowance for credit losses.

In addition, CECL made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell. The Corporation adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available-for-sale debt securities was not necessary.

Effective January 1, 2023, the Corporation adopted ASC 326 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after December 31, 2022 are presented under CECL while prior period amounts continue to be reported using the Incurred Loss methodology. The following table illustrates the impact from the adoption of ASC 326:

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

ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This update reduces the complexity of accounting for Troubled Debt Restructurings (“TDRs”) by eliminating certain accounting guidance, enhancing disclosures and improving the consistency of vintage disclosures. The Corporation adopted ASU 2022-02 on January 1, 2023. Changes in disclosure requirements in accordance with ASU 2022-02 are reflected in Note 7. The adoption of ASU 2022-02 did not have a material impact on the consolidated financial statements.

Recent Issued but Not Yet Effective Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. The ASU may be adopted on a prospective or retrospective basis and early adoption is permitted. The Corporation is currently evaluating the impact the new guidance will have on related disclosures related to income taxes.

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

(In Thousands, Except Share and Per Share Data)	Years Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Basic
Net income	$24,148	$26,618	$30,554
Less: Dividends and undistributed earnings allocated to participating securities	(186)	(237)	(241)
Net income attributable to common shares	$23,962	$26,381	$30,313
Basic weighted-average common shares outstanding	15,241,859	15,455,432	15,765,639
Basic earnings per common share (a)	$1.57	$1.71	$1.92
Diluted
Net income attributable to common shares	$23,962	$26,381	$30,313
Basic weighted-average common shares outstanding	15,241,859	15,455,432	15,765,639
Dilutive effect of potential common stock arising from stock options	0	3,099	6,316
Diluted weighted-average common shares outstanding	15,241,859	15,458,531	15,771,955
Diluted earnings per common share (a)	$1.57	$1.71	$1.92
Weighted-average nonvested restricted shares outstanding	118,122	138,617	125,539
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares with nonforfeitable dividends (participating securities).

Anti-dilutive stock options are excluded from net income per share calculations. There were no anti-dilutive instruments in 2022 or 2021. Weighted-average common shares available from anti-dilutive instruments totaled 8,963 shares in 2023.

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
2023
Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$11,512	$(2,418)	$9,094
Reclassification adjustment for losses realized in income	3,036	(638)	2,398
Other comprehensive income from available-for-sale debt securities	14,548	(3,056)	11,492
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	(9)	2	(7)
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(56)	12	(44)
Other comprehensive loss on unfunded retirement obligations	(65)	14	(51)
Total other comprehensive income	$14,483	$(3,042)	$11,441
2022
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(69,828)	$14,665	$(55,163)
Reclassification adjustment for (gains) realized in income	(20)	4	(16)
Other comprehensive loss from available-for-sale debt securities	(69,848)	14,669	(55,179)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	389	(81)	308
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(42)	9	(33)
Other comprehensive income on unfunded retirement obligations	347	(72)	275
Total other comprehensive loss	$(69,501)	$14,597	$(54,904)
2021
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(8,669)	$1,821	$(6,848)
Reclassification adjustment for (gains) realized in income	(24)	5	(19)
Other comprehensive loss from available-for-sale debt securities	(8,693)	1,826	(6,867)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	140	(29)	111
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(17)	4	(13)
Other comprehensive income on unfunded retirement obligations	123	(25)	98
Total other comprehensive loss	$(8,570)	$1,801	$(6,769)

Items reclassified out of each component of accumulated other comprehensive (loss) income are as follows:

Affected Line Item in the
Description	Consolidated Statements of Income
Reclassification adjustment for losses (gains) realized in income (before-tax)	Realized (losses) gains on available-for-sale debt securities, net
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost (before-tax)	Other noninterest expense
Income tax effect	Income tax provision

Changes in the components of accumulated other comprehensive (loss) income, included in stockholders’ equity, are as follows:

(In Thousands)			Accumulated
	Unrealized	Unfunded	Other
	(Losses) Gains	Retirement	Comprehensive
	on Securities	Obligations	(Loss) Income
2023
Balance, beginning of period	$(50,370)	$492	$(49,878)
Other comprehensive income (loss) during year ended December 31, 2023	11,492	(51)	11,441
Balance, end of period	$(38,878)	$441	$(38,437)
2022
Balance, beginning of period	$4,809	$217	$5,026
Other comprehensive (loss) income during year ended December 31, 2022	(55,179)	275	(54,904)
Balance, end of period	$(50,370)	$492	$(49,878)
2021
Balance, beginning of period	$11,676	$119	$11,795
Other comprehensive (loss) income during year ended December 31, 2021	(6,867)	98	(6,769)
Balance, end of period	$4,809	$217	$5,026

5. CASH AND DUE FROM BANKS

Cash and due from banks at December 31, 2023 and 2022 include the following:

(In Thousands)	December 31,	December 31,
	2023	2022
Cash and cash equivalents	$52,778	$47,698
Certificates of deposit	4,100	7,350
Total cash and due from banks	$56,878	$55,048

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit. The Corporation has not experienced any losses in such accounts.

6. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at December 31, 2023 and 2022 are summarized as follows:

(In Thousands)	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$12,325	$0	$(1,035)	$11,290
Obligations of U.S. Government agencies	11,119	0	(1,173)	9,946
Bank holding company debt securities	28,952	0	(5,452)	23,500
Obligations of states and political subdivisions:
Tax-exempt	113,464	311	(9,576)	104,199
Taxable	58,720	0	(8,609)	50,111
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	105,549	40	(10,184)	95,405
Residential collateralized mortgage obligations	50,212	0	(3,750)	46,462
Commercial mortgage-backed securities	76,412	0	(9,730)	66,682
Private label commercial mortgage-backed securities	8,215	0	(55)	8,160
Total available-for-sale debt securities	$464,968	$351	$(49,564)	$415,755

(In Thousands)	December 31, 2022
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$35,166	$0	$(3,330)	$31,836
Obligations of U.S. Government agencies	25,938	0	(2,508)	23,430
Bank holding company debt securities	28,945	0	(3,559)	25,386
Obligations of states and political subdivisions:
Tax-exempt	146,149	319	(13,845)	132,623
Taxable	68,488	0	(11,676)	56,812
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	112,782	0	(12,841)	99,941
Residential collateralized mortgage obligations	44,868	0	(4,572)	40,296
Commercial mortgage-backed securities	91,388	0	(11,702)	79,686
Private label commercial mortgage-backed securities	8,070	2	(49)	8,023
Total available-for-sale debt securities	$561,794	$321	$(64,082)	$498,033

The following table presents gross unrealized losses and fair value of available-for-sale debt securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and 2022:

December 31, 2023	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$0	$0	$11,290	$(1,035)	$11,290	$(1,035)
Obligations of U.S. Government agencies	1,595	(9)	8,351	(1,164)	9,946	(1,173)
Bank holding company debt securities	0	0	23,500	(5,452)	23,500	(5,452)
Obligations of states and political subdivisions:
Tax-exempt	3,257	(24)	96,758	(9,552)	100,015	(9,576)
Taxable	0	0	49,961	(8,609)	49,961	(8,609)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	3,334	(27)	84,297	(10,157)	87,631	(10,184)
Residential collateralized mortgage obligations	3,588	(2)	32,808	(3,748)	36,396	(3,750)
Commercial mortgage-backed securities	2,327	(16)	64,355	(9,714)	66,682	(9,730)
Private label commercial mortgage-backed securities	8,160	(55)	0	0	8,160	(55)
Total	$22,261	$(133)	$371,320	$(49,431)	$393,581	$(49,564)

December 31, 2022	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$20,192	$(1,939)	$11,644	$(1,391)	$31,836	$(3,330)
Obligations of U.S. Government agencies	8,509	(430)	12,921	(2,078)	21,430	(2,508)
Bank holding company debt securities	14,248	(1,697)	11,138	(1,862)	25,386	(3,559)
Obligations of states and political subdivisions:
Tax-exempt	106,204	(11,023)	15,153	(2,822)	121,357	(13,845)
Taxable	28,901	(4,739)	27,761	(6,937)	56,662	(11,676)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	45,410	(4,226)	54,531	(8,615)	99,941	(12,841)
Residential collateralized mortgage obligations	28,670	(2,042)	11,626	(2,530)	40,296	(4,572)
Commercial mortgage-backed securities	40,408	(2,585)	39,278	(9,117)	79,686	(11,702)
Private label commercial mortgage-backed securities	4,762	(49)	0	0	4,762	(49)
Total	$297,304	$(28,730)	$184,052	$(35,352)	$481,356	$(64,082)

Gross realized gains and losses from available-for-sale securities and the related income tax provision were as follows:

(In Thousands)	2023	2022	2021
Gross realized gains from sales	$89	$48	$27
Gross realized losses from sales	(3,125)	(28)	(3)
Net realized (losses) gains	$(3,036)	$20	$24
Income tax provision related to net realized (losses) gains	$(638)	$4	$5

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of December 31, 2023. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	December 31, 2023
	Amortized	Fair
	Cost	Value
Due in one year or less	$13,200	$12,937
Due from one year through five years	27,951	26,299
Due from five years through ten years	77,246	67,709
Due after ten years	106,183	92,101
Sub-total	224,580	199,046
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	105,549	95,405
Residential collateralized mortgage obligations	50,212	46,462
Commercial mortgage-backed securities	76,412	66,682
Private label commercial mortgage-backed securities	8,215	8,160
Total	$464,968	$415,755

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

Investment securities carried at $232,437,000 at December 31, 2023 and $277,302,000 at December 31, 2022 were pledged as collateral for public deposits, trusts and certain other deposits, as provided by law, totaling $136,494,000 at December 31, 2023 and $196,760,000 at December 31, 2022. See Note 11 for information concerning securities pledged to secure borrowing arrangements.

A summary of information management considered in evaluating debt and equity securities for credit losses at December 31, 2023 and 2022 is provided below.

Debt Securities

As reflected in the table above, gross unrealized holding losses on available-for-sale debt securities totaled $49,564,000 at December 31, 2023 and $64,082,000 at December 31, 2022. At December 31, 2023, the Corporation does not have the intent to sell, nor is it more likely than not it will be required to sell, these securities before it is able to recover the amortized cost basis. The unrealized holding losses were consistent with significant increases in market interest rates that occurred in 2022 and 2023.

At December 31, 2023 and December 31, 2022, management performed an assessment for possible credit losses of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. At December 31, 2023 and 2022, all of the Corporation’s holdings of bank holding company debt securities, obligations of states and political subdivisions and private label commercial mortgage-backed securities were investment grade and there have been no payment defaults.

Based on the results of the assessment, there was no ACL required on available-for-sale debt securities in an unrealized loss position at December 31, 2023 and 2022.

Equity Securities

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in other assets in the consolidated balance sheets, was $15,214,000 at December 31, 2023 and

$14,168,000 at December 31, 2022. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at December 31, 2023 and 2022. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

In July 2023, C&N Bank became a member of the Federal Reserve System. As a member, C&N Bank is required to purchase and maintain stock in the Federal Reserve Bank of Philadelphia. There is no active market for Federal Reserve Bank stock, and it must ordinarily be redeemed by the Federal Reserve Bank of Philadelphia in order to be liquidated. C&N Bank’s investment in Federal Reserve Bank stock, included in other assets in the consolidated balance sheets, was $6,252,000 at December 31, 2023.

The Corporation’s marketable equity security, with a carrying value of $871,000 at December 31, 2023 and $859,000 at December 31, 2022 consisted exclusively of one mutual fund. There was an unrealized loss of $129,000 on the mutual fund at December 31, 2023 and $141,000 at December 31, 2022. Changes in the unrealized gains or losses on this security, which are included in other noninterest income in the consolidated statements of income, were a gain of $12,000 in 2023, a loss of $112,000 in 2022 and a loss of $29,000 in 2021.  There were no sales of equity securities in 2023, 2022 and 2021.

7. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable at December 31, 2023 and 2022 are summarized as follows:

Summary of Loans by Type

(In Thousands)

	December 31,	December 31,
	2023	2022
Commercial real estate - non-owner occupied	$737,342	$675,597
Commercial real estate - owner occupied	237,246	205,910
All other commercial loans	399,693	410,077
Residential mortgage loans	413,714	393,582
Consumer loans	60,144	54,874
Total	1,848,139	1,740,040
Less: allowance for credit losses on loans	(19,208)	(16,615)
Loans, net	$1,828,931	$1,723,425

(1) Total loans at December 31, 2022 include purchased credit impaired loans of $1,027,000.

In the table above, outstanding loan balances are presented net of deferred loan origination fees of $4,459,000 at December 31, 2023 and $4,725,000 at December 31, 2022.

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

Acquired loans were initially recorded at fair value, with adjustments made to gross amortized cost based on movements in interest rates (market rate adjustment) and based on credit fair value adjustments on non-impaired loans and impaired loans. Subsequently, the Corporation has recognized amortization and accretion of a portion of the market rate adjustments and credit adjustments on performing loans. For the year ended December 31, 2023 and 2022, adjustments to the initial market rate and credit fair value adjustments of performing loans were recognized as follows:

(In Thousands)	Year Ended
	December 31,	December 31,
	2023	2022
Market Rate Adjustment
Adjustments to gross amortized cost of loans at beginning of period	$(916)	$(637)
Amortization recognized in interest income	(54)	(279)
Adjustments to gross amortized cost of loans at end of period	$(970)	$(916)
Credit Adjustment on Non-impaired Loans
Adjustments to gross amortized cost of loans at beginning of period	$(1,840)	$(3,335)
Accretion recognized in interest income	677	1,495
Adjustments to gross amortized cost of loans at end of period	$(1,163)	$(1,840)

The following table presents an analysis of past due loans as of December 31, 2023:

(In Thousands)	As of December 31, 2023
	Past Due	Past Due
	30-89	90+	Nonaccrual	Current	Total
	Days	Days	Loans	Loans	Loans
Commercial real estate - non-owner occupied	$2,215	$126	$8,412	$726,589	$737,342
Commercial real estate - owner occupied	849	0	1,575	234,822	237,246
All other commercial loans	229	2,593	1,323	395,548	399,693
Residential mortgage loans	5,365	326	3,627	404,396	413,714
Consumer loans	617	145	240	59,142	60,144
Total	$9,275	$3,190	$15,177	$1,820,497	$1,848,139

The following table presents an analysis of past due loans as of December 31, 2022:

(In Thousands)	As of December 31, 2022
	Past Due	Past Due
	30-89	90+	Nonaccrual	Current	Total
	Days	Days	Loans	Loans	Loans
Commercial real estate - non-owner occupied	$644	$947	$6,350	$667,656	$675,597
Commercial real estate - owner occupied	723	141	19	204,099	204,982
All other commercial loans	537	151	11,528	397,762	409,978
Residential mortgage loans	4,540	866	3,974	384,202	393,582
Consumer loans	635	132	187	53,920	54,874
Purchased credit impaired	0	0	1,027	0	1,027
Total	$7,079	$2,237	$23,085	$1,707,639	$1,740,040

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

The following table presents the recorded investment in loans by credit quality indicators by year of origination as of December 31, 2023:

(In Thousands)	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial real estate - non-owner occupied
Pass	$96,615	$167,484	$89,582	$55,390	$80,020	$207,017	$0	$696,108
Special Mention	0	20,072	2,446	0	116	6,188	0	28,822
Substandard	0	0	0	18	566	11,828	0	12,412
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - non-owner occupied	$96,615	$187,556	$92,028	$55,408	$80,702	$225,033	$0	$737,342

Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - owner occupied
Pass	$33,761	$37,429	$52,090	$12,858	$17,505	$71,775	$0	$225,418
Special Mention	104	746	0	0	0	166	0	1,016
Substandard	5,200	0	2,567	0	0	3,045	0	10,812
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - owner occupied	$39,065	$38,175	$54,657	$12,858	$17,505	$74,986	$0	$237,246

Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0

All other commercial loans
Pass	$58,393	$90,560	$51,813	$27,718	$16,421	$24,326	$107,234	$376,465
Special Mention	0	2,690	5,043	8	0	794	301	8,836
Substandard	0	1,267	1,250	453	679	1,085	9,658	14,392
Doubtful	0	0	0	0	0	0	0	0
Total all other commercial loans	$58,393	$94,517	$58,106	$28,179	$17,100	$26,205	$117,193	$399,693

Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$12	$12

Residential mortgage loans
Pass	$57,300	$87,519	$56,183	$39,411	$32,401	$135,546	$0	$408,360
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	285	369	4,700	0	5,354
Doubtful	0	0	0	0	0	0	0	0
Total residential mortgage loans	$57,300	$87,519	$56,183	$39,696	$32,770	$140,246	$0	$413,714

Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$33	$0	$33

Consumer loans
Pass	$6,020	$4,664	$1,944	$1,205	$175	$913	$44,312	$59,233
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	5	11	1	58	836	911
Doubtful	0	0	0	0	0	0	0	0
Total consumer loans	$6,020	$4,664	$1,949	$1,216	$176	$971	$45,148	$60,144

Year-to-date gross charge-offs	$0	$149	$0	$18	$3	$3	$138	$311

The following table presents the recorded investment in loans by credit quality indicators as of December 31, 2022:

		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial real estate - non-owner occupied	$654,430	$9,486	$11,681	$0	$675,597
Commercial real estate - owner occupied	202,702	1,909	371	0	204,982
All other commercial loans	383,846	2,516	23,616	0	409,978
Residential mortgage loans	387,944	0	5,638	0	393,582
Consumer loans	54,353	0	521	0	54,874
Purchased credit impaired	0	0	1,027	0	1,027
Total	$1,683,275	$13,911	$42,854	$0	$1,740,040

The following table is a summary of the Corporation’s nonaccrual loans by major categories for the periods indicated.

	December 31, 2023			December 31, 2022
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
(In Thousands)	No Allowance	with an Allowance	Loans	Nonaccrual Loans
Commercial real estate - non-owner occupied	$1,111	$7,301	$8,412	$6,350
Commercial real estate - owner occupied	1,281	294	1,575	19
All other commercial loans	1,132	191	1,323	11,528
Residential mortgage loans	3,627	0	3,627	3,974
Consumer loans	240	0	240	187
Purchased credit impaired	0	0	0	1,027
Total	$7,391	$7,786	$15,177	$23,085

The Corporation recognized $932,000 of interest income on nonaccrual loans during the year ended December 31, 2023.

The following table presents the accrued interest receivable written off by reversing interest income during the year ended December 31, 2023:

Year Ended
(In Thousands)	December 31, 2023
Commercial real estate - non-owner occupied	$48
Residential mortgage loans	28
Consumer loans	3
Total	$79

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

The following table details the amortized cost of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses on loans allocated to these loans:

	December 31, 2023
	Amortized
(In Thousands)	Cost	Allowance
Commercial real estate - non-owner occupied	$8,412	$648
Commercial real estate - owner occupied	1,575	5
All other commercial loans	1,277	90
Total	$11,264	$743

The following table summarizes the activity related to the ACL for the year ended December 31, 2023 under the CECL methodology.

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Unallocated	Total
Balance, December 31, 2022	$6,305	$1,942	$4,142	$2,751	$475	$1,000	$16,615
Adoption of ASU 2016-13 (CECL)	3,763	7	(88)	(344)	(234)	(1,000)	2,104
Charge-offs	0	0	(12)	(33)	(311)	0	(356)
Recoveries	0	0	44	11	37	0	92
(Credit) provision for credit losses on loans	1,942	167	(1,168)	(621)	433	0	753
Balance, December 31, 2023	$12,010	$2,116	$2,918	$1,764	$400	$0	$19,208

Prior to the adoption of ASC 326 on January 1, 2023, the Corporation calculated the allowance for loan losses under the incurred loss methodology. The following tables are disclosed related to the allowance for loan losses in prior period.

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

Summary information related to impaired loans at December 31, 2022 is provided in the table immediately below.

(In Thousands)	December 31, 2022
	Unpaid
	Principal	Recorded	Related
	Balance	Investment	Allowance
With no related allowance recorded:
Commercial loans secured by real estate	$8,563	$3,754	$0
Commercial and industrial	12,926	11,163	0
Residential mortgage loans - first liens	506	506	0
Residential mortgage loans - junior liens	68	30	0
Home equity lines of credit	68	68	0
Loans secured by farmland	76	76	0
Agricultural loans	57	57	0
Construction and other land loans	244	244	0
Multi-family (5 or more) residential	0	0	0
Total with no related allowance recorded	22,508	15,898	0

With a related allowance recorded:
Commercial loans secured by real estate	3,400	3,400	427
Commercial and industrial	60	60	26
Total with a related allowance recorded	3,460	3,460	453
Total	$25,968	$19,358	$453

The average balance of impaired loans and interest income recognized on these impaired loans is as follows:

(In Thousands)
	Average Investment in		Interest Income Recognized on
	Impaired Loans		Impaired Loans on a Cash Basis
	Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
Commercial:
Commercial loans secured by real estate	$9,757	$11,617	$657	$557
Commercial and industrial	2,078	2,636	210	34
Commercial construction and land	72	48	3	3
Loans secured by farmland	80	84	0	1
Multi-family (5 or more) residential	197	1,583	1,156	133
Agricultural loans	60	67	4	4
Other commercial loans	0	0	0	0
Total commercial	12,244	16,035	2,030	732
Residential mortgage:
Residential mortgage loans - first lien	575	1,647	24	78
Residential mortgage loans - junior lien	33	361	7	11
Home equity lines of credit	43	0	4	0
Total residential mortgage	651	2,008	35	89
Total	$12,895	$18,043	$2,065	$821

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

Modifications Made to Borrowers Experiencing Financial Difficulty

In 2023, there were two loan modifications made to borrowers experiencing financial difficulty at the time of modification, described in the following table:

(Dollars in Thousands)	Term Extension

	Amortized Cost	% of Total
	Basis	Loan Type	Financial Effect
Commercial Real Estate - Non-owner Occupied:
Non-owner occupied	$3,907	0.53%	Extended the maturity of one loan for 6 months and another loan for 12 months.

The Corporation closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. At December 31, 2023, the amortized cost basis of the loan included in the table above where the maturity was extended for 6 months was $1,381,000, with a specific allowance of $38,000 and the contractual payments on the loan were 117 days past due. At December 31, 2023, the amortized cost basis of the loan where the maturity was extended for 12 months was $2,526,000 with a specific allowance of $486,000 and the contractual payments were current. There were no commitments to lend additional funds to these two borrowers.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the consolidated balance sheets) is as follows:

(In Thousands)	December 31,	December 31,
	2023	2022
Foreclosed residential real estate	$47	$256

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	December 31,	December 31,
	2023	2022
Residential real estate in process of foreclosure	$1,227	$1,229

The Corporation maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, commercial letters of credit and credit enhancement obligations related to residential mortgage loans sold with recourse, when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). Additional information related to commitments to extend credit and standby letter of credits is provided in Note 15. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. The allowance for credit losses for off-balance sheet exposures of

$690,000 at December 31, 2023 and $425,000 at December 31, 2022, is included in accrued interest and other liabilities on the  consolidated balance sheets.

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet exposures for the year ended December 31, 2023.

Year Ended
(In Thousands)	December 31, 2023
Beginning Balance	$425
Adjustment to allowance for off-balance sheet exposures for adoption of ASU 2016-13	793
Recoveries	39
Credit for unfunded commitments	(567)
Balance, December 31, 2023	$690

8. BANK PREMISES AND EQUIPMENT

(In Thousands)	December 31,
	2023	2022
Land	$3,573	$3,623
Buildings and improvements	32,582	32,332
Furniture and equipment	14,618	14,886
Construction in progress	614	1,532
Total	51,387	52,373
Less: accumulated depreciation	(29,755)	(30,799)
Net	$21,632	$21,574

Depreciation and amortization expense is included in the following line items of the consolidated statements of income:

(In Thousands)	2023	2022	2021
Net occupancy and equipment expense	$1,915	$2,049	$1,723
Data processing and telecommunications expense	236	340	407
Total	$2,151	$2,389	$2,130

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. There were no changes in the carrying amount of goodwill in 2023 and 2022. The balance in goodwill was $52,505,000 at December 31, 2023 and 2022. The Corporation did not complete any acquisitions in 2023 or 2022.

In testing goodwill for impairment at December 31, 2023, the Corporation by-passed performing a qualitative assessment and performed a quantitative assessment based on comparison of the Corporation’s market capitalization to its stockholders’ equity, resulting in the determination that the fair value of its reporting unit, its community banking operation, exceeded it’s carrying amount. Accordingly, there was no goodwill impairment at December 31, 2023.

There were no goodwill impairment charges recorded in the years ended December 31, 2023, 2022 and 2021.

Information related to the core deposit intangibles is as follows:

(In Thousands)	December 31,
	2023	2022
Gross amount	$6,639	$6,639
Accumulated amortization	(4,170)	(3,762)
Net	$2,469	$2,877

Amortization expense related to core deposit intangibles is included in other noninterest expense in the consolidated statements of income, as follows:

(In Thousands)	Year Ended December 31,
	2023	2022	2021
Amortization expense	$408	$439	$535

The amount of amortization expense to be recognized in each of the ensuing five years is as follows:

(In Thousands)
2024	$390
2025	424
2026	396
2027	361
2028	304

10. DEPOSITS

At December 31, 2023 the scheduled maturities of time deposits are as follows:

(In Thousands)
2024	$290,068
2025	84,413
2026	36,610
2027	6,817
2028	6,541
Total	$424,449

Time deposits of more than $250,000 totaled $134,085,000 at December 31, 2023 and $85,640,000 at December 31, 2022. As of December 31, 2023, the remaining maturities or time to next re-pricing of time deposits more than $250,000 was as follows:

(In Thousands)
Three months or less	$47,773
Over 3 months through 12 months	45,663
Over 1 year through 3 years	40,104
Over 3 years	545
Total	$134,085

11. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	December 31,	December 31,
	2023	2022
FHLB-Pittsburgh borrowings	$31,500	$77,000
Customer repurchase agreements	2,374	3,062
Total short-term borrowings	$33,874	$80,062

The weighted average interest rate on total short-term borrowings outstanding was 5.23% at December 31, 2023 and 4.28% at December 31, 2022. The maximum amount of total short-term borrowings outstanding at any month-end was $120,290,000 in 2023, $90,042,000 in 2022 and $17,353,000 in 2021.

The Corporation had available credit with other correspondent banks totaling $75,000,000 at December 31, 2023 and $95,000,000 at December 31, 2022. These lines of credit are primarily unsecured. No amounts were outstanding at December 31, 2023 or 2022.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At December 31, 2023, the Corporation had available credit in the amount of $19,982,000 on this line with no outstanding advances. At December 31, 2022, the Corporation had available credit in the amount of $23,107,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with a carrying value of $20,829,000 at December 31, 2023 and $24,113,000 at December 31, 2022.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at December 31, 2023 and 2022. The carrying value of the underlying securities was $2,400,000 at December 31, 2023 and $3,080,000 at December 31, 2022.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $1,323,008,000 at December 31, 2023 and $1,209,179,000 at December 31, 2022. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in other assets) were $15,214,000 at December 31, 2023 and $14,168,000 at December 31, 2022. The Corporation’s total credit facility with FHLB-Pittsburgh was $926,845,000 at December 31, 2023, including an unused (available) amount of $737,824,000. At December 31, 2022, the Corporation’s total credit facility with FHLB-Pittsburgh was $839,378,000, including an unused (available) amount of $689,279,000.

At December 31, 2023, the short-term borrowings included an overnight borrowing from FHLB-Pittsburgh of $6,500,000 at an interest rate of 5.68% and short-term advances maturing in the first quarter 2024 totaling $25,000,000 with a weighted average interest rate of 5.60%.  At December 31, 2022, the overnight borrowing from FHLB-Pittsburgh was $77,000,000 at an interest rate of 4.45% with no other short-term advances.

LONG-TERM BORROWINGS – FHLB ADVANCES

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	December 31,	December 31,
	2023	2022
Loans matured in 2023	$0	$9,303
Loans maturing in 2024 with a weighted-average rate of 3.09%	32,161	29,813
Loans maturing in 2025 with a weighted-average rate of 4.30%	44,627	23,231
Loans maturing in 2026 with a weighted-average rate of 4.51%	35,518	0
Loans maturing in 2027 with a weighted-average rate of 4.00%	24,031	0
Loan maturing in 2028 with a rate of 3.72%	2,000	0
Total long-term FHLB-Pittsburgh borrowings	$138,337	$62,347

Note: Weighted-average rates are presented as of December 31, 2023.

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

The Senior Notes were recorded, net of debt issuance costs of $337,000, at an initial carrying amount of $14,663,000. Debt issuance costs are amortized over the term of the Senior Notes as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Senior Notes totaling $66,000 in 2023, $64,000 in 2022 and $38,000 in 2021 was included in interest expense in the consolidated statements of income.

At December 31, 2023 and December 31, 2022, outstanding Senior Notes are as follows:

(In Thousands)	December 31,	December 31,
	2023	2022
Senior Notes with an aggregate par value of $15,000,000; bearing interest at 2.75% with an effective interest rate of 3.23%; maturing in June 2026	$14,831	$14,765
Total carrying value	$14,831	$14,765

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

The Subordinated Notes were recorded, net of debt issuance costs of $563,000, at an initial carrying amount of $24,437,000. Debt issuance costs are amortized through June 1, 2026 as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Subordinated Notes totaling $110,000 in 2023, $106,000 in 2022, and $63,000 in 2021 was included in interest expense in the consolidated statements of income.

At December 31, 2023 and 2022, outstanding subordinated debt agreements are as follows:

(In Thousands)	December 31,	December 31,
	2023	2022
Agreements with a par value of $25,000,000; bearing interest at 3.25% with an effective interest rate of 3.74%; maturing in June 2031 and redeemable at par in June 2026	$24,717	$24,607
Total carrying value	$24,717	$24,607

12. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. The plan contains a cost-sharing feature which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at December 31, 2023 and 2022 and are not expected to significantly affect the Corporation’s future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The following table shows the funded status of the defined benefit plans:

	Pension		Postretirement
(In Thousands)	2023	2022	2023	2022
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$946	$1,128	$935	$1,297
Service cost	0	0	54	63
Interest cost	31	22	48	34
Plan participants' contributions	0	0	129	137
Actuarial loss (gain)	63	(199)	37	(394)
Benefits paid	(5)	(5)	(190)	(202)
Settlement of plan obligation	(139)	0	0	0
Benefit obligation at end of year	$896	$946	$1,013	$935

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$1,001	$1,175	$0	$0
Actual return on plan assets	89	(169)	0	0
Employer contribution	0	0	61	65
Plan participants' contributions	0	0	129	137
Benefits paid	(5)	(5)	(190)	(202)
Settlement of plan obligation	(139)	0	0	0
Fair value of plan assets at end of year	$946	$1,001	$0	$0

Funded status at end of year	$50	$55	$(1,013)	$(935)

At December 31, 2023 and 2022, the following pension plan and postretirement plan asset and liability amounts were recognized in the consolidated balance sheets:

	Pension		Postretirement
(In Thousands)	2023	2022	2023	2022
Other assets	$50	$55	$0	$0
Accrued interest and other liabilities	0	0	1,013	935

At December 31, 2023 and 2022, the following items included in accumulated other comprehensive loss had not been recognized as components of expense:

	Pension		Postretirement
(In Thousands)	2023	2022	2023	2022
Prior service cost	$0	$0	$(124)	$(155)
Net actuarial loss (gain)	139	179	(573)	(646)
Total	$139	$179	$(697)	$(801)

For the defined benefit pension plan, amortization of the net actuarial loss is expected to be $6,000 in 2024. For the postretirement plan, effective in January 2024, adjustments to the plan resulted in an increase of $413,000 in unrecognized prior service cost.  In 2024, the estimated reduction in expense related to prior service cost is $481,000, including a curtailment of $469,000 related to the plan adjustments. Also in 2024 for the postretirement plan, the net actuarial gain to be amortized as a reduction in expense is $77,000.

The accumulated benefit obligation for the defined benefit pension plan was $896,000 at December 31, 2023 and $946,000 at December 31, 2022.

The components of net periodic benefit costs from defined benefit plans are as follows:

	Pension			Postretirement
(In Thousands)	2023	2022	2021	2023	2022	2021
Service cost	$0	$0	$0	$54	$63	$63
Interest cost	31	22	20	48	34	33
Expected return on plan assets	(18)	(35)	(30)	0	0	0
Amortization of prior service cost	0	0	0	(31)	(31)	(31)
Recognized net actuarial loss (gain)	11	8	19	(36)	(19)	(5)
Settlement of plan obligation	21	0	0	0	0	0
Total net periodic benefit cost	$45	$(5)	$9	$35	$47	$60

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension			Postretirement
	2023	2022	2021	2023	2022	2021
Discount rate	5.05%	2.60%	2.30%	3.00%	3.00%	2.50%
Expected return on plan assets	4.22%	5.00%	4.81%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

The weighted-average assumptions used to determine benefit obligations as of December 31, 2023 and 2022 are as follows:

	Pension		Postretirement
	2023	2022	2023	2022
Discount rate	4.80%	5.05%	5.00%	5.25%
Rate of compensation increase	N/A	N/A	N/A	N/A

Estimated future benefit payments, including only estimated employer contributions for the postretirement plan, which reflect expected future service, are as follows:

(In Thousands)	Pension	Postretirement
2024	$570	$74
2025	8	85
2026	14	98
2027	8	88
2028	260	97
2029-2033	36	493

No estimated minimum contribution to the defined benefit pension plan is required in 2024, though the Corporation may make discretionary contributions.

The expected return on pension plan assets is a significant assumption used in the calculation of net periodic benefit cost. This assumption reflects the average long-term rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.

The fair values of pension plan assets at December 31, 2023 and 2022 are as follows:

	2023	2022
Mutual funds invested principally in:
Cash and cash equivalents	54%	3%
Debt securities	18%	39%
Equity securities	24%	50%
Alternative funds	4%	8%
Total	100%	100%

C&N Bank’s Wealth Management Department manages the investment of the pension plan assets. The Plan’s securities include mutual funds invested principally in cash and cash equivalents,  debt securities, a diversified mix of large, mid- and small-capitalization U.S. stocks, foreign stocks and alternative asset classes such as real estate, commodities, and inflation-protected securities. The fair values of plan assets are determined based on Level 1 inputs (as described in Note 20). The Plan’s assets do not include any shares of the Corporation’s common stock.

PROFIT SHARING AND DEFERRED COMPENSATION PLANS

The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation’s matching contributions to the Plan depend upon the tax deferred contributions of employees. The Corporation’s total basic and matching contributions were $1,419,000 in 2023, $1,415,000 in 2022 and $1,299,000 in 2021.

The Corporation has an Employee Stock Ownership Plan (ESOP). Contributions to the ESOP are discretionary, and the ESOP uses funds contributed to purchase Corporation stock for the accounts of ESOP participants. These purchases are made in the market (not directly from the Corporation), and employees are not permitted to purchase Corporation stock under the ESOP. The ESOP includes a diversification feature, which allows participants, upon reaching age 55 and 10 years of service (as defined), to sell up to 50% of their Corporation shares over a period of 6 years. As of December 31, 2023 and 2022, there were no shares allocated for repurchase by the ESOP.

Dividends paid on shares held by the ESOP are charged to retained earnings. All Corporation shares owned through the ESOP are included in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share – basic and diluted. The ESOP held 579,567 shares of Corporation stock at December 31, 2023, 564,353 shares at December 31, 2022 and 513,494 shares at December 31, 2021, all of which had been allocated to Plan participants. The Corporation’s contributions to the ESOP totaled $1,244,000 in 2023, $1,170,000 in 2022 and $1,040,000 in 2021.

The Corporation has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to operating expense for officers’ supplemental deferred compensation were $489,000 in 2023, $391,000 in 2022 and $301,000 in 2021.

In connection with an acquisition, the Corporation assumed an obligation to provide a supplemental retirement benefit to a former executive. Under the terms of the agreement, the executive or his heirs will receive monthly payments totaling $1 million over a 10-year period starting in October 2025. The Corporation recorded expense of $13,000 in 2023, $14,000 in 2022 and $13,000 in 2021, which is included in pensions and other employee benefits in the consolidated statements of income, representing the effective interest cost on the obligation. The discount rate used to measure the liability is 1.5%. The balance of the liability, which is included in accrued interest and other liabilities in the consolidated balance sheets, is $905,000 at December 31, 2023 and $892,000 at December 31, 2022.

The Corporation also has a nonqualified deferred compensation plan that allows selected officers the option to defer receipt of cash compensation, including base salary and any cash bonuses or other cash incentives. This nonqualified deferred compensation plan does not provide for Corporation contributions.

STOCK-BASED COMPENSATION PLANS

At the Annual Meeting of Shareholders on April 20, 2023, the Citizens & Northern Corporation 2023 Equity Incentive Plan (“2023 Equity Incentive Plan”) was approved. A total of 500,000 shares of common stock may be issued under the 2023 Equity Incentive Plan. Awards may be made to participating employees and independent directors under the 2023 Equity Incentive Plan in the form of qualified options (“Incentive Stock Options,” as defined in the Internal Revenue Code), nonqualified options, restricted stock units or restricted stock, any or all of which can be granted with performance-based vesting conditions. As of December 31, 2023, no awards had been granted under this plan.

Outstanding restricted stock awards granted prior to adoption of the 2023 Equity Incentive Plan, including awards made in 2023, are governed under the 1995 Stock Incentive Plan and the Independent Directors Stock Incentive Plan. The restricted stock awards in 2023 under the 1995 Stock Incentive Plan and the Independent Directors Stock Incentive Plan  are the final awards under these plans.

Total stock-based compensation expense is as follows:

(In Thousands)	2023	2022	2021
Restricted stock	$1,472	$1,260	$1,214
Stock options	0	0	0
Total	$1,472	$1,260	$1,214

The following summarizes non-vested restricted stock activity for the year ended December 31, 2023:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding, December 31, 2022	135,220	$23.23
Granted	53,788	$23.35
Vested	(53,738)	$23.46
Forfeited	(25,261)	$22.11
Outstanding, December 31, 2023	110,009	$23.44

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. As of December 31, 2023, there was $1,262,000 total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.3 years.

In 2023 and 2022, the Corporation awarded shares of restricted stock under the Stock Incentive Plan, as follows:

	2023	2022
Time-based awards to independent directors	11,000	9,588
Time-based awards to employees	31,684	51,638
Performance-based awards to employees	11,104	17,017
Total	53,788	78,243

Time-based restricted stock awards granted to independent (non-employee) directors in 2023 and 2022 vest over one-year terms. Time-based restricted stock awards granted to employees in 2023 and 2022 vest ratably over three-year terms, subject to continued employment and satisfactory job performance. Performance-based restricted stock awards granted in 2023 and 2022 vest ratably over three-year terms, with vesting contingent upon meeting conditions based on the Corporation’s earnings as specified in the agreements.

There were no stock options granted in 2023, 2022, or 2021. A summary of stock option activity is presented below.

	2023		2022		2021
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	10,564	$20.45	24,218	$20.01	57,111	$18.92
Granted	0		0		0
Exercised	(8,288)	$20.45	(13,654)	$19.67	(22,429)	$18.96
Forfeited	(1,630)	$20.45	0		(3,156)	$19.20
Expired	0		0		(7,308)	$15.06
Outstanding, end of year	646	$20.45	10,564	$20.45	24,218	$20.01
Options exercisable at year-end	646	$20.45	10,564	$20.45	24,218	$20.01
Weighted-average fair value of options forfeited		$5.50		N/A		$4.59

The 646 shares of outstanding stock options at December 31, 2023 expired on January 3, 2024. The aggregate intrinsic value of stock options outstanding was $1,000 at December 31, 2023. The total intrinsic value of options exercised was $14,000 in 2023, $76,000 in 2022 and $97,000 in 2021.

In January 2024, the Corporation granted 53,514 shares of time-based restricted stock awards under the 2023 Equity Incentive Plan. Of the 53,514 restricted shares, 43,514 vest ratably over three years while 10,000 issued to independent directors’ vest over one year. In February 2024, the Corporation granted 19,346 shares of performance-based restricted stock awards. These performance-based restricted stock awards vest ratably over three years, with vesting contingent upon meeting earnings-related conditions specified in agreements. Total estimated stock-based compensation expense for 2024 is $1,500,000. The restricted stock awards made in January and February 2024 are not included in the tables above.

13. INCOME TAXES

The net deferred tax asset at December 31, 2023 and 2022 represents the following temporary difference components:

	December 31,	December 31,
(In Thousands)	2023	2022
Deferred tax assets:
Unrealized holding losses on securities	$10,335	$13,391
Allowance for credit losses on loans	4,230	3,648
Purchase accounting adjustments on loans	470	938
Deferred compensation	1,352	1,149
Operating leases liability	787	907
Deferred loan origination fees	731	779
Net operating loss carryforward	541	659
Accrued incentive compensation	463	354
Other deferred tax assets	1,316	1,115
Total deferred tax assets	20,225	22,940

Deferred tax liabilities:
BOLI surrender	950	0
Defined benefit plans - ASC 835	119	129
Bank premises and equipment	291	298
Core deposit intangibles	544	633
Right-of-use assets from operating leases	787	907
Other deferred tax liabilities	93	89
Total deferred tax liabilities	2,784	2,056
Deferred tax asset, net	$17,441	$20,884

The provision for income taxes includes the following:

(In Thousands)	2023	2022	2021
Currently payable	$5,499	$5,998	$8,386
Tax expense resulting from allocations of certain tax benefits to equity or as a reduction in other assets	0	134	128
Deferred	836	(400)	(1,381)
Total provision	$6,335	$5,732	$7,133

A reconciliation of income tax at the statutory rate to the Corporation’s effective rate is as follows:

	2023		2022		2021
(Dollars In Thousands)	Amount	%	Amount	%	Amount	%
Expected provision	$6,401	21.0	$6,794	21.0	$7,914	21.0
Tax-exempt interest income	(964)	(3.2)	(1,029)	(3.2)	(921)	(2.4)
Increase in cash surrender value and other income from life insurance, net	(586)	(1.9)	(103)	(0.3)	(118)	(0.3)
ESOP dividends	(143)	(0.5)	(130)	(0.4)	(120)	(0.3)
Initiated surrender of bank-owned life insurance	950	3.1	0	0.0	0	0.0
State income tax, net of Federal benefit	329	1.1	296	0.9	375	1.0
Nondeductible interest expense	283	0.9	87	0.3	52	0.1
Other, net	65	0.3	(183)	(0.6)	(49)	(0.1)
Effective income tax provision	$6,335	20.8	$5,732	17.7	$7,133	18.9

The Corporation has a net operating loss (“NOL”) available to be carried forward against future federal taxable income. Availability of the NOL does not expire; however, the amount that may be offset against taxable income is limited to approximately $563,000 per year and further limited annually to no more than 80% of taxable income without regard to the NOL. At December 31, 2023, the unused amount of the NOL is $2.6 million.

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns. With limited exceptions, the Corporation is no longer subject to examination by the Internal Revenue Service for years prior to 2020.

14. RELATED PARTY TRANSACTIONS

Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:

	Beginning	New		Other	Ending
(In Thousands)	Balance	Loans	Repayments	Changes	Balance
11 directors, 11 executive officers 2023	$14,504	$549	$(823)	$(255)	$13,975
13 directors, 9 executive officers 2022	$13,911	$1,949	$(1,886)	$530	$14,504
13 directors, 9 executive officers 2021	$18,445	$1,249	$(6,034)	$251	$13,911

In the table above, other changes represent net changes in the balance of existing lines of credit and transfers in and out of the related party category.

Deposits from related parties held by the Corporation amounted to $9,014,000 at December 31, 2023 and $10,882,000 at December 31, 2022.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2023 and 2022 are as follows:

(In Thousands)	2023	2022
Commitments to extend credit	$395,997	$433,725
Standby letters of credit	19,158	15,822

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

Standby letters of credit as of December 31, 2023 expire as follows:

Year of Expiration	(In Thousands)
2024	$18,694
2025	411
2026	25
2027	0
2028	28
Total	$19,158

Information related to the allowance for credit losses on off-balance sheet exposures is provided in Note 7.

16. OPERATING LEASE COMMITMENTS AND CONTINGENCIES

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

The Corporation leases certain branch locations, office space and equipment. All leases are classified as operating leases. Operating lease expense, which is comprised of amortization of the ROU assets and the implicit interest accreted on the operating lease liability, is recognized on a straight line basis over the remaining lease term of the operating lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.

Certain leases include options to renew, with renewal terms that can extend the lease term from one to eight years that are reasonably certain of being exercised. The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption of ASU 2017-02 and as of the lease commencement date for leases subsequently entered into after January 1, 2019. At December 31, 2023, discount rates ranged from 0.84% to 4.16% with a weighted-average discount rate of 1.96%. At December 31, 2023, the weighted-average remaining lease term was 4.6 years. At December 31, 2022, the weighted-average discount rate was 1.98% and the weighted-average remaining lease term was 5.1 years.

At December 31, 2023, right-of-use assets of $3,570,000 were included in other assets, and the related lease liabilities totaling the same amount were included in accrued interest and other liabilities, in the consolidated balance sheets. At December 31, 2022, right of use assets and the related liabilities totaled $4,133,000.

In 2023, 2022 and 2021, operating lease expenses are included in the following line item of the consolidated statements of income:

(In Thousands)	2023	2022	2021
Net occupancy and equipment expense	$644	$599	$492
Total	$644	$599	$492

A maturity analysis of the Corporation’s lease liabilities at December 31, 2023 is as follows:

(In Thousands)

Lease Payments Due

2024	$623
2025	593
2026	533
2027	509
2028	419
Thereafter	1,147
Total lease payments	3,824
Discount on cash flows	(254)
Total lease liabilities	$3,570

Litigation Matters

In the normal course of business, the Corporation is subject to pending and threatened litigation in which claims for monetary damages are asserted. In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of these legal proceedings.

17. REGULATORY MATTERS

In August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at December 31, 2023; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

Details concerning capital ratios at December 31, 2023 and 2022 are presented below. Management believes, as of December 31, 2023, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at December 31, 2023 and 2022 exceed the Corporation’s Board policy threshold levels.

							Minimum To Be Well
			Minimum		Minimum To Maintain		Capitalized Under		Minimum To Meet
			Capital		Capital Conservation		Prompt Corrective		the Corporation's
	Actual		Requirement		Buffer at Reporting Date		Action Provisions		Policy Thresholds
(Dollars In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023:
Total capital to risk-weighted assets:
Consolidated	$290,425	15.67%	N/A	N/A	N/A	N/A	N/A	N/A	$203,809	³11%
C&N Bank	275,307	14.89%	147,925	³8%	194,151	³10.5%	184,906	³10%	203,396	³11%
Tier 1 capital to risk-weighted assets:
Consolidated	245,810	13.27%	N/A	N/A	N/A	N/A	N/A	N/A	166,753	³9%
C&N Bank	255,409	13.81%	110,943	³6%	157,170	³8.5%	147,925	³8%	166,415	³9%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	245,810	13.27%	N/A	N/A	N/A	N/A	N/A	N/A	138,961	³7.5%
C&N Bank	255,409	13.81%	83,208	³4.5%	129,434	³7.0%	120,189	³6.5%	138,679	³7.5%
Tier 1 capital to average assets:
Consolidated	245,810	9.87%	N/A	N/A	N/A	N/A	N/A	N/A	199,151	³8%
C&N Bank	255,409	10.32%	99,010	³4%	N/A	N/A	123,762	³5%	198,020	³8%

December 31, 2022:
Total capital to risk-weighted assets:
Consolidated	$285,397	15.72%	N/A	N/A	N/A	N/A	N/A	N/A	$190,590	³10.5%
C&N Bank	265,784	14.68%	144,873	³8%	190,145	³10.5%	181,091	³10%	190,145	³10.5%
Tier 1 capital to risk-weighted assets:
Consolidated	243,750	13.43%	N/A	N/A	N/A	N/A	N/A	N/A	154,287	³8.5%
C&N Bank	248,744	13.74%	108,654	³6%	153,927	³8.5%	144,873	³8%	153,927	³8.5%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	243,750	13.43%	N/A	N/A	N/A	N/A	N/A	N/A	127,060	³7%
C&N Bank	248,744	13.74%	81,491	³4.5%	126,764	³7.0%	117,709	³6.5%	126,764	³7%
Tier 1 capital to average assets:
Consolidated	243,750	10.11%	N/A	N/A	N/A	N/A	N/A	N/A	192,941	³8%
C&N Bank	248,744	10.38%	95,826	³4%	N/A	N/A	119,783	³5%	191,652	³8%

Federal regulatory authorities impose a capital rule providing that, to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At December 31, 2023, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

At December 31, 2023, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 6.89%.

Banking regulators limit the amount of dividends that may be paid by C&N Bank to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $101,550,000 at December 31, 2023, subject to the minimum capital ratio requirements noted above.

Restrictions imposed by federal law prohibit the Corporation from borrowing from C&N Bank unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of C&N Bank’s tangible stockholder’s equity (excluding accumulated other comprehensive loss) or $25,277,000 at December 31, 2023.

18. PARENT COMPANY ONLY

The following is condensed financial information for Citizens & Northern Corporation:

CONDENSED BALANCE SHEET	Dec. 31,	Dec. 31,
(In Thousands)	2023	2022
ASSETS
Cash	$14,822	$17,867
Investment in subsidiaries:
Citizens & Northern Bank	272,286	254,809
Citizens & Northern Investment Corporation	11,087	12,453
Bucktail Life Insurance Company	3,733	3,637
Other assets	200	33
TOTAL ASSETS	$302,128	$288,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Senior notes, net	$14,831	$14,765
Subordinated debt, net	24,717	24,607
Other liabilities	199	102
Stockholders' equity	262,381	249,325
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$302,128	$288,799

CONDENSED INCOME STATEMENT
(In Thousands)	2023	2022	2021
Dividends from Citizens & Northern Bank	$19,405	$19,483	$20,200
Dividends from Citizens & Northern Investment Corporation	1,800	0	0
Expenses	(2,003)	(1,695)	(1,691)
Income before equity in undistributed income of subsidiaries	19,202	17,788	18,509
Equity in undistributed income of subsidiaries	4,946	8,830	12,045
NET INCOME	$24,148	$26,618	$30,554

CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,148	$26,618	$30,554
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchase accounting adjustment	0	(14)	(43)
Amortization of debt issuance costs	176	170	101
Equity in undistributed income of subsidiaries	(4,946)	(8,830)	(12,045)
Increase in other assets	(167)	0	(29)
Increase (decrease) in other liabilities	97	(41)	(16)
Net Cash Provided by Operating Activities	19,308	17,903	18,522

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior notes and subordinated debt	0	0	39,100
Repayment of subordinated debt	0	(8,500)	(8,000)
Proceeds from sale of treasury stock	0	160	212
Purchase of treasury stock	(6,784)	(9,349)	(7,586)
Dividends paid	(15,569)	(15,865)	(15,976)
Net Cash (Used in) Provided by Financing Activities	(22,353)	(33,554)	7,750

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,045)	(15,651)	26,272
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,867	33,518	7,246
CASH AND CASH EQUIVALENTS, END OF YEAR	$14,822	$17,867	$33,518

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
Interest paid	$1,234	$1,433	$1,567

19. DERIVATIVE FINANCIAL INSTRUMENTS

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

The aggregate notional amount of interest rate swaps was $150,028,000 at December 31, 2023 and $155,214,000 at December 31, 2022. There were no interest rate swaps originated in 2023 and one interest rate swap originated with a notional amount of $24,000,000 in 2022. There were no gross amounts of interest rate swap-related assets and liabilities not offset in the consolidated balance sheets at December 31, 2023. The net impact of interest rate swaps on interest income on loans was an increase of $1,796,000 in 2023, compared to reductions of $342,000 in 2022 and $1,347,000 in 2021. In 2022, there was fee income on the interest swap originated of $290,000 included in other noninterest income in the consolidated statements of income.

The Corporation has entered into an RPA with another institution as a means to assume a portion of the credit risk associated with a loan structure which includes a derivative instrument, in exchange for fee income commensurate with the risk assumed.  This type of derivative is referred to as an “RPA In.” In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Corporation has provided a loan structured with a derivative, the Corporation purchased an RPA from an institution participating in the facility in exchange for a fee commensurate with the risk shared. This type of derivative is referred to as an “RPA Out.”  The net impact on the consolidated statements of income from RPAs was an increase in other noninterest income of $18,000 in 2023 and a decrease in other noninterest income of $14,000 in 2022.  The Corporation did not enter into any RPAs prior to 2022.

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the consolidated balance sheets at December 31, 2023 and 2022:

(In Thousands)	At December 31, 2023				At December 31, 2022
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
	Amount	Value (1)	Amount	Value (2)	Amount	Value (1)	Amount	Value (2)
Interest rate swap agreements	$75,014	$2,783	$75,014	$2,783	$77,607	$3,638	$77,607	$3,638
RPA Out	7,082	11	0	0	7,200	0	0	0
RPA In	0	0	10,000	13	0	0	10,000	19

(1)	Included in other assets in the consolidated balance sheets.
(2)	Included in accrued interest and other liabilities in the consolidated balance sheets.

The Corporation’s agreements with its derivative counterparties provide that if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. Further, if the Corporation were to fail to maintain its status as a well or adequately capitalized institution, then the counterparties could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements.  There was $1,360,000 in interest-bearing cash pledged as collateral against the Corporation’s liability related to the interest rate swaps at December 31, 2023.

20. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

At December 31, 2023 and 2022, assets measured at fair value and the valuation methods used are as follows:

	December 31, 2023
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs	Total
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$11,290	$0	$0	$11,290
Obligations of U.S. Government agencies	0	9,946	0	9,946
Bank holding company debt securities	0	23,500	0	23,500
Obligations of states and political subdivisions:
Tax-exempt	0	104,199	0	104,199
Taxable	0	50,111	0	50,111
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	95,405	0	95,405
Residential collateralized mortgage obligations	0	46,462	0	46,462
Commercial mortgage-backed securities	0	66,682	0	66,682
Private label commercial mortgage-backed securities	0	8,160	0	8,160
Total available-for-sale debt securities	11,290	404,465	0	415,755
Marketable equity security	871	0	0	871
Servicing rights	0	0	2,659	2,659
RPA Out	0	11	0	11
Interest rate swap agreements, assets	0	2,783	0	2,783
Total recurring fair value measurements, assets	$12,161	$407,259	$2,659	$422,079

Recurring fair value measurements, liabilities,
RPA In	$0	$13	$0	$13
Interest rate swap agreements, liabilities	0	2,783	0	2,783
Total recurring fair value measurements, liabilities	$0	$2,796	$0	$2,796

Nonrecurring fair value measurements, assets:
Loans individually evaluated for credit loss, net	$0	$0	$7,786	$7,786
Foreclosed assets held for sale	0	0	478	478
Total nonrecurring fair value measurements, assets	$0	$0	$8,264	$8,264

	December 31, 2022
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs	Total
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$31,836	$0	$0	$31,836
Obligations of U.S. Government agencies	0	23,430	0	23,430
Bank holding company debt securities	0	25,386	0	25,386
Obligations of states and political subdivisions:
Tax-exempt	0	132,623	0	132,623
Taxable	0	56,812	0	56,812
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	99,941	0	99,941
Residential collateralized mortgage obligations	0	40,296	0	40,296
Commercial mortgage-backed securities	0	79,686	0	79,686
Private label commercial mortgage-backed securities	0	8,023	0	8,023
Total available-for-sale debt securities	31,836	466,197	0	498,033
Marketable equity security	859	0	0	859
Servicing rights	0	0	2,653	2,653
Interest rate swap agreements, assets	0	3,638	0	3,638
Total recurring fair value measurements, assets	$32,695	$469,835	$2,653	$505,183

Recurring fair value measurements, liabilities,
RPA In	$0	$19	$0	$19
Interest rate swap agreements, liabilities	0	3,638	0	3,638
Total recurring fair value measurements, liabilities	$0	$3,657	$0	$3,657

Nonrecurring fair value measurements, assets:
Impaired loans, net	$0	$0	$3,007	$3,007
Foreclosed assets held for sale	0	0	275	275
Total nonrecurring fair value measurements, assets	$0	$0	$3,282	$3,282

Management’s evaluation and selection of valuation techniques and the unobservable inputs used in determining the fair values of assets valued using Level 3 methodologies include sensitive assumptions. Other market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amount calculated by management. The following table shows quantitative information regarding significant techniques and inputs used at December 31, 2023 and 2022 for servicing rights assets measured using unobservable inputs (Level 3 methodologies) on a recurring basis:

	Fair Value at
	12/31/2023	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2023
Servicing rights	$2,659	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	131.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/2022	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2022
Servicing rights	$2,653	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	133.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets (servicing rights) measured at fair value on a recurring basis:

(In Thousands)	Years Ended December 31,
	2023	2022	2021
Servicing rights balance, beginning of period	$2,653	$2,329	$1,689
Originations of servicing rights	206	198	708
Unrealized (loss) gain included in earnings	(200)	126	(68)
Servicing rights balance, end of period	$2,659	$2,653	$2,329

Loans are individually evaluated for credit loss when they do not share similar risk characteristics as similar loans within its loan pool. Foreclosed assets held for sale consist of real estate acquired by foreclosure. For individually evaluated loans secured by real estate and foreclosed assets held for sale, estimated fair values are determined primarily using values from third-party appraisals. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

At December 31, 2023 and 2022, quantitative information regarding significant techniques and inputs used for nonrecurring fair value measurements using unobservable inputs (Level 3 methodologies) are as follows:

(Dollars In Thousands)						Range (Weighted
		Valuation				Average)
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2023	12/31/2023	12/31/2023	Technique	Inputs	12/31/2023

Loans individually evaluated for credit loss:
Commercial real estate - nonowner occupied	$7,301	$648	$6,653	Sales comparison	Discount to appraised value	22%-30% (25)%
Commercial real estate - owner occupied	294	5	289	Sales comparison & SBA guaranty	Discount to appraised value	0%-93% (57)%
All other commercial loans	191	90	101	Liquidation & SBA guaranty	Discount to appraised value	0%-76% (17)%
Total loans individually evaluated for credit loss	$7,786	$743	$7,043
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$47	$0	$47	Sales comparison	Discount to appraised value	20%-62% (50)%
Commercial real estate	431	0	431	Sales comparison	Discount to appraised value	18%-50% (45)%
Total foreclosed assets held for sale	$478	$0	$478

(Dollars In Thousands)						Range (Weighted
		Valuation				Average)
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2022	12/31/2022	12/31/2022	Technique	Inputs	12/31/2022

Impaired loans:
Commercial:
Commercial loans secured by real estate	$3,400	$427	$2,973	Sales comparison	Discount to appraised value	25% (25)%
Commercial and industrial	60	26	34	Liquidation of assets	Discount to appraised value	33% (33)%
Total impaired loans	$3,460	$453	$3,007
Foreclosed assets held for sale - real estate:
Commercial real estate	$275	$0	$275	Sales comparison	Discount to appraised value	50% (50)%
Total foreclosed assets held for sale	$275	$0	$275

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	December 31, 2023		December 31, 2022
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$52,778	$52,778	$47,698	$47,698
Certificates of deposit	Level 2	4,100	3,859	7,350	6,956
Restricted equity securities (included in other assets)	Level 2	21,716	21,716	14,418	14,418
Loans, net	Level 3	1,828,931	1,750,336	1,723,425	1,674,002
Accrued interest receivable	Level 2	9,140	9,140	8,653	8,653

Financial liabilities:
Deposits with no stated maturity	Level 2	1,590,357	1,590,357	1,702,404	1,702,404
Time deposits	Level 2	424,449	423,643	295,189	293,814
Short-term borrowings	Level 2	33,874	33,874	80,062	80,062
Long-term borrowings	Level 2	138,337	137,775	62,347	60,944
Senior debt	Level 2	14,831	12,706	14,765	9,712
Subordinated debt	Level 2	24,717	22,750	24,607	16,186
Accrued interest payable	Level 2	1,525	1,525	461	461

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of

Citizens & Northern Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Citizens & Northern Corporation and subsidiaries (the "Corporation") as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As described in Notes 1 and 2 to the consolidated financial statements, the Corporation has changed its method of accounting for the recognition and measurement of the allowance for credit losses effective January 1, 2023 due to the adoption of ASC 326, Financial Instruments – Credit Losses.

Basis for Opinions

The Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation's consolidated financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

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

Allowance for Credit Losses – Qualitative Factors

Critical Audit Matter Description

As disclosed in Note 1 and Note 7 to the Corporation’s consolidated financial statements, the allowance for credit losses as calculated under the current expected credit loss (CECL) methodology consists of two primary components: (1) an allowance established on loans with similar risk characteristics collectively evaluated for credit losses (collective basis), and (2) an allowance established on loans which do not share similar risk characteristics with any loan segment and which are individually evaluated for credit losses (individually evaluated).

The allowance for loans evaluated on a collective basis is comprised of the following components: (1) an allowance determined by the weighted-average remaining maturity method (WARM), (2) qualitative factors and (3) an economic forecast calculated using third party economic data. The allowance determined by the WARM method represents a calculated average annual net loss rate applied over the remaining life of the loans. The qualitative factors are applied to each loan pool evaluated on a collective basis and represent management’s adjustments for changes not reflected in historical loss rates or other quantitative components. Qualitative factors can include adjustments related to 1) the nature and volume of portfolio changes, including loan growth, 2) concentrations of credit based on loan type or industry, 3) the volume and severity of past due, nonaccrual or adversely classified loans, 4) trends in real estate or collateral values, 5) lending policies and procedures, 6) credit review function, 7) lending, credit and other relevant management experience and risk tolerance and 8) external factors and economic conditions not already captured. The qualitative factor component requires significant estimates and subjective assumptions which require a high degree of judgment relating to how those assumptions impact the estimated credit losses for the remaining average life of the loan portfolio. Changes in these assumptions could have a material effect on the Corporation’s financial results.

We identified auditing the qualitative factor component of the allowance for credit losses on loans evaluated on a collective basis as a critical audit matter as auditing the underlying qualitative factors requires significant auditor judgment as amounts determined by management involve a high degree of subjectivity.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included, among others:

●	Obtaining an understanding, evaluating the design, and testing the operating effectiveness of the Corporation’s internal controls over the allowance for credit losses process, including controls addressing:

●	Management’s review of qualitative factors
●	Review of the relevance and reliability of data used to determine the estimates
●	Information technology general controls and applications

●	Substantively testing management’s process including evaluating their judgments and assumptions for developing the allowance for credit losses on loans on a collective basis. This included:

●	Evaluating the appropriateness of the Corporation’s methodology and accounting policies involved in the application of its CECL methodology
●	Evaluating the reasonableness of management’s judgments related to qualitative factor adjustments to determine if they are calculated in accordance with management’s policies and consistently applied
●	Testing the completeness, accuracy, relevance and reliability of the underlying data used to estimate the qualitative factors
●	Testing the mathematical accuracy of the calculation, including the qualitative factor component

/s/ Baker Tilly US, LLP

We have served as the Corporation’s auditor since 1979.

Pittsburgh, Pennsylvania
March 11, 2024

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

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, we concluded that, as of December 31, 2023, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013).

Baker Tilly US, LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2023. That report appears immediately prior to this report.

March 11, 2024	By:	/s/ J. Bradley Scovill
Date		President and Chief Executive Officer

March 11, 2024	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter 2023 that was not disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is incorporated herein by reference to disclosure under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Information Concerning Security Ownership” and “Meetings and Committees of the Board of Directors” of the Corporation’s proxy statement dated March 15, 2024 for the annual meeting of stockholders to be held on April 25, 2024.

The Corporation’s Board of Directors has adopted a Code of Ethics, available on the Corporation’s web site at www.cnbankpa.com for the Corporation’s employees, officers and directors. (The provisions of the Code of Ethics are also included in the Corporation’s employee handbook.)

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to disclosure under the captions “Compensation Discussion and Analysis” and “Executive Compensation Tables” of the Corporation’s proxy statement dated March 15, 2024 for the annual meeting of stockholders to be held on April 25, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the caption “Beneficial Ownership of Executive Officers and Directors” of the Corporation’s proxy statement dated March 15, 2024 for the annual meeting of stockholders to be held on April 25, 2024.

“Equity Compensation Plan Information” as required by Item 201(d) of Regulation S-K is incorporated by reference herein from Item 5 (Market for Registrant’s Common Equity and Related Stockholder Matters) of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning loans and deposit balances with Directors and Executive Officers is provided in Note 15 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Additional information, including information concerning director independence, is incorporated herein by reference to disclosure appearing under the captions “Director Independence” and “Related Person Transactions and Policies” of the Corporation’s proxy statement dated March 15, 2024 for the annual meeting of stockholders to be held on April 25, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning services provided by the Corporation’s independent auditor Baker Tilly US, LLP, the audit committee’s pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the caption “Fees of Independent Public Accountants” of the Corporation’s proxy statement dated March 15, 2024 for the annual meeting of stockholders to be held on April 25, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1). The following consolidated financial statements are set forth in Part II, Item 8:

(a)	(2) Financial statement schedules are not applicable or included in the financial statements or related notes.

2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3.1 Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 10-Q filed May 6, 2022

3.2 By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed February 18, 2022

4. Instruments defining the rights of securities holders, including Indentures:

4.1 Indenture, dated May 19, 2021 between Citizens & Northern Corporation and UMB Bank, National Association, as trustee	Incorporated by reference to Exhibit 4.1 of the Corporation’s Form 8-K filed May 19, 2021

4.2 Form of Subordinated Note	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 of the Corporation’s Form 8-K filed May 19, 2021

4.3 Form of Senior Note	Incorporated by reference to Exhibit 4.3 of the Corporation’s Form 8-K filed May 19, 2021

4.4 Description of registrant’s securities	Incorporated by reference to Exhibit 4.(vi) of the Corporation’s Form 10-K filed February 20, 2020

9. Voting trust agreement	Not applicable

10. Material contracts:

10.1 Form of Time-Based Restricted Stock agreement dated January 31, 2024 between the Corporation and Executive Officers pursuant to the Citizens & Northern Corporation 2023 Equity Incentive Plan	Filed herewith

10.2 Form of Performance-Based Restricted Stock Agreement dated February 20, 2024 between the Corporation and Executive Officers pursuant to the Citizens & Northern Corporation 2023 Equity Incentive Plan

Filed herewith

10.3 Form of Restricted Stock agreement dated January 31, 2024 between the Corporation and its independent directors pursuant to the Citizens & Northern Corporation 2023 Equity Incentive Plan	Filed herewith

10.4 2024 Annual Performance Incentive Award Plan	Filed herewith

10.5 2024 Annual Performance Incentive Award Plan - Mortgage Lenders	Filed herewith

10.6 First Amendment to Deferred Compensation Agreement dated June 17, 2021	Incorporated by reference to Exhibit 10.9 filed with Corporation’s Form 10-K on February 22, 2022

10.7 Deferred Compensation Agreement dated December 17, 2015	Incorporated by reference to Exhibit 10.8 filed with Corporation’s Form 10-K on February 15, 2018

10.8 Second Amendment to Employment Agreement dated August 24, 2018 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on August 24, 2018

10.9 First Amendment to Employment Agreement dated June 26, 2017 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on June 27, 2017

10.10 Employment agreement dated March 2, 2015 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on February 9, 2015

10.11 Employment agreement dated September 19, 2013 between the Corporation and Mark A. Hughes	Incorporated by reference to Exhibit 10.2 filed with Corporation’s Form 8-K on September 19, 2013

10.12 Employment agreement dated September 19, 2013 between the Corporation and Harold F. Hoose, III	Incorporated by reference to Exhibit 10.3 filed with Corporation’s Form 8-K on September 19, 2013

10.13 Employment agreement dated December 18, 2019 between the Corporation and Blair T. Rush	Incorporated by reference to Exhibit 10.15 filed with Corporation’s Form 10-K on March 5, 2021

10.14 Employment agreement dated April 6, 2021 between the Corporation and Alexander Balagour	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on August 6, 2021

10.15 Employment agreement dated February 1, 2023 between the Corporation and Kelley A. Cwiklinski	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on May 5, 2023

10.16 Form of Indemnification Agreement dated September 20, 2018 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on November 1, 2018

10.17 Form of Indemnification Agreement dated January 9, 2018 between the Corporation and Tracy E. Watkins	Incorporated by reference to Exhibit 10.6 filed with Corporation’s Form 10-K on February 15, 2018

10.18 Form of Indemnification Agreement dated February 11, 2015 between the Corporation and Stan R. Dunsmore	Incorporated by reference to Exhibit 10.9 filed with Corporation’s Form 10-K on February 26, 2015

10.19 Form of Indemnification Agreement dated January 19, 2011 between the Corporation and John M. Reber	Incorporated by reference to Exhibit 10.8 filed with Corporation’s Form 10-K on March 1, 2011

10.20 Form of Indemnification Agreements dated May 2004 between the Corporation and the Directors and certain officers	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-K on March 14, 2005

10.21 Form of Indemnification Agreement dated February 16, 2021 between the Corporation and Blair T. Rush	Incorporated by reference to Exhibit 10.23 filed with Corporation’s Form 10-K on March 5, 2021

10.22 Change in Control Agreement dated January 9, 2018 between the Corporation and Tracy E. Watkins	Incorporated by reference to Exhibit 10.7 filed with Corporation’s Form 10-K on February 15, 2018

10.23 Change in Control Agreement dated March 17, 2015 between the Corporation and Stan R. Dunsmore	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on May 8, 2015

10.24 Change in Control Agreement dated January 20, 2005 between the Corporation and John M. Reber	Incorporated by reference to Exhibit 10.18 filed with Corporation’s Form 10-K on February 18, 2016

10.25 Change in Control Agreement dated December 31, 2003 between the Corporation and Thomas L. Rudy, Jr.	Incorporated by reference to Exhibit 10.2 filed with the Corporation’s Form 10-K on March 14, 2005

10.26 Fifth Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 filed with Form 8-K on December 21, 2018

10.27 Fourth Amendment to Citizens & Northern Corporation Stock Incentive Plan and Annual Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with Corporation’s Form 8-K on September 19, 2013

10.28 Third Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation’s proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.29 Second Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 filed with the Corporation’s Form 10-K on March 10, 2004

10.30 First Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with the Corporation’s Form 10-K on March 10, 2004

10.31 Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 filed with the Corporation’s Form 10-K on March 10, 2004

10.32 Second Amendment to Citizens & Northern Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 filed with Form 8-K on December 21, 2018

10.33 First Amendment to Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit B to the Corporation’s proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.34 Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation’s proxy statement dated March 19, 2001 for the annual meeting of stockholders held on April 17, 2001.

10.35 Citizens & Northern Corporation 2023 Equity Incentive Plan	Incorporated by reference to Exhibit A to the Corporation’s proxy statement dated March 10, 2023 for the annual meeting of stockholders held on April 20, 2023

10.36 Citizens & Northern Corporation Supplemental Executive Retirement Plan (as amended and restated)	Incorporated by reference to Exhibit 10.21 filed with the Corporation’s Form 10-K on March 6, 2009

10.37 Form of Indemnification Agreements dated May 24, 2018 between the Corporation and Directors Bobbi J. Kilmer, Terry L. Lehman, Frank G. Pellegrino and Aaron K. Singer	Incorporated by reference to Exhibit 10.1 filed with the Corporation’s Form 10-Q filed August 6, 2018

10.38 Form of Indemnification Agreement dated July 16, 2020 between the Corporation and Stephen M. Dorwart	Incorporated by reference to Exhibit 10.4 filed with the Corporation's Form 10-Q on August 6, 2020

10.39 Form of Indemnification Agreement dated July 16, 2020 between the Corporation and Robert G. Loughery	Incorporated by reference to Exhibit 10.5 filed with the Corporation's Form 10-Q on August 6, 2020

10.40 Form of Indemnification Agreement dated April 27, 2021 between the Corporation and Helen S. Santiago	Incorporated by reference to Exhibit 10.2 filed with the Corporation’s Form 10-Q on August 6, 2021

10.41 Form of Indemnification Agreement dated July 12, 2021 between the Corporation and Kate Shattuck	Incorporated by reference to Exhibit 10.1 filed with the Corporation’s Form 10-Q on November 8, 2021

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 3 to the Consolidated Financial Statements, which is included in Part II, Item 8 of Form 10-K

12. Statements re: computation of ratios	Not applicable

13. Annual report to security holders, Form 10-Q or quarterly report to security holders	Not applicable

14. Code of ethics

The Code of Ethics is available through the Corporation’s website at www.cnbankpa.com. To access the Code of Ethics, click on “About,” “Investor Relations,” “Corporate Governance Policies,” and “Code of Ethics.”

16. Letter re: change in certifying accountant	Not applicable

18. Letter re: change in accounting principles	Not applicable

21. Subsidiaries of the registrant	Filed herewith

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consent of Independent Registered Public Accounting Firm	Filed herewith

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith

31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

33. Report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

34. Attestation report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

35. Service compliance statement	Not applicable

97 Executive Compensation Recoupment Policy	Incorporated by reference to Exhibit 10.5 filed with Corporation’s Form 8-K on September 19, 2013

99. Additional exhibits:
99.1 Additional information mailed or made available online to shareholders with proxy statement and Form 10-K on March 11, 2024	Filed herewith

101.INS Inline XBRL Instance Document.	Filed herewith

101.SCH Inline XBRL Schema Document.	Filed herewith

101.CAL Inline XBRL Calculation Linkbase Document.	Filed herewith

101.DEF Inline XBRL Definition Linkbase Document.	Filed herewith

101.LAB Inline XBRL Label Linkbase Document.	Filed herewith

101.PRE Inline XBRL Presentation Linkbase Document.	Filed herewith

104. Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ J. Bradley Scovill
President and Chief Executive Officer

Date: March 11, 2024

By:	/s/ Mark A. Hughes
Treasurer and Principal Accounting Officer

Date: March 11, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS

/s/	Stephen M. Dorwart	/s/	Frank G. Pellegrino
	Stephen M. Dorwart		Frank G. Pellegrino
	Date: March 11, 2024		Date: March 11, 2024

/s/	Robert G. Loughery	/s/	Helen S. Santiago
	Robert G. Loughery		Helen S. Santiago
	Date: March 11, 2024		Date: March 11, 2024

/s/	Susan E. Hartley	/s/	J. Bradley Scovill
	Susan E. Hartley		J. Bradley Scovill
	Date: March 11, 2024		Date: March 11, 2024

/s/	Bobbi J. Kilmer	/s/	Kate Shattuck
	Bobbi J. Kilmer		Kate Shattuck
	Date: March 11, 2024		Date: March 11, 2024

/s/	Leo F. Lambert	/s/	Aaron K. Singer
	Leo F. Lambert		Aaron K. Singer
	Date: March 11, 2024		Date: March 11, 2024

/s/	Terry L. Lehman
Terry L. Lehman
Date: March 11, 2024