Form 10-Q
period 2024-03-31
CITIZENS & NORTHERN CORP
filed 2024-05-07
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	15,376,107 Shares Outstanding on April 30, 2024

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data) (Unaudited)

	March 31,	December 31,
(In Thousands, Except Share and Per Share Data)	2024	2023
ASSETS
Cash and due from banks:
Noninterest-bearing	$18,084	$24,855
Interest-bearing	28,364	32,023
Total cash and due from banks	46,448	56,878
Available-for-sale debt securities, at fair value	405,094	415,755

Loans receivable	1,872,449	1,848,139
Allowance for credit losses	(20,023)	(19,208)
Loans, net	1,852,426	1,828,931

Bank-owned life insurance	49,857	63,674
Accrued interest receivable	9,465	9,140
Bank premises and equipment, net	21,852	21,632
Foreclosed assets held for sale	456	478
Deferred tax asset, net	17,703	17,441
Goodwill	52,505	52,505
Core deposit intangibles, net	2,372	2,469
Other assets	63,359	46,681
TOTAL ASSETS	$2,521,537	$2,515,584

LIABILITIES
Deposits:
Noninterest-bearing	$493,962	$490,554
Interest-bearing	1,501,941	1,524,252
Total deposits	1,995,903	2,014,806
Short-term borrowings	48,831	33,874
Long-term borrowings - FHLB advances	148,824	138,337
Senior notes, net	14,848	14,831
Subordinated debt, net	24,745	24,717
Accrued interest and other liabilities	26,730	26,638
TOTAL LIABILITIES	2,259,881	2,253,203

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 30,000,000 shares;
issued 16,030,172 and outstanding 15,378,065 at March 31, 2024;
issued 16,030,172 and outstanding 15,295,135 at December 31, 2023	16,030	16,030
Paid-in capital	143,016	144,388
Retained earnings	158,051	157,028
Treasury stock, at cost; 652,107 shares at March 31, 2024 and 735,037
shares at December 31, 2023	(14,735)	(16,628)
Accumulated other comprehensive loss	(40,706)	(38,437)
TOTAL STOCKHOLDERS' EQUITY	261,656	262,381
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,521,537	$2,515,584

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income

(In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended
	March 31,	March 31,
(In Thousands, Except Per Share Data)	2024	2023
INTEREST INCOME
Interest and fees on loans:
Taxable	$26,703	$22,431
Tax-exempt	545	571
Income from available-for-sale debt securities:
Taxable	2,136	2,211
Tax-exempt	553	640
Other interest and dividend income	399	286
Total interest and dividend income	30,336	26,139
INTEREST EXPENSE
Interest on deposits	8,891	3,230
Interest on short-term borrowings	597	1,097
Interest on long-term borrowings - FHLB advances	1,456	681
Interest on senior notes, net	120	120
Interest on subordinated debt, net	231	230
Total interest expense	11,295	5,358
Net interest income	19,041	20,781
Provision (credit) for credit losses	954	(352)
Net interest income after provision (credit) for credit losses	18,087	21,133
NONINTEREST INCOME
Trust revenue	1,897	1,777
Brokerage and insurance revenue	539	430
Service charges on deposit accounts	1,318	1,290
Interchange revenue from debit card transactions	1,013	1,007
Net gains from sale of loans	191	74
Loan servicing fees, net	230	122
Increase in cash surrender value of life insurance	470	138
Other noninterest income	1,017	771
Realized gains on available-for-sale debt securities, net	0	7
Total noninterest income	6,675	5,616
NONINTEREST EXPENSE
Salaries and employee benefits	11,562	11,427
Net occupancy and equipment expense	1,450	1,402
Data processing and telecommunications expense	1,992	1,936
Automated teller machine and interchange expense	487	475
Pennsylvania shares tax	433	403
Professional fees	518	937
Other noninterest expense	1,862	2,507
Total noninterest expense	18,304	19,087
Income before income tax provision	6,458	7,662
Income tax provision	1,152	1,409
NET INCOME	$5,306	$6,253
EARNINGS PER COMMON SHARE - BASIC	$0.35	$0.40
EARNINGS PER COMMON SHARE - DILUTED	$0.35	$0.40

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income

(In Thousands) (Unaudited)

	Three Months Ended
	March 31,	March 31,
(In Thousands)	2024	2023
Net income	$5,306	$6,253

Available-for-sale debt securities:
Unrealized holding (losses) gains on available-for-sale debt securities	(2,774)	8,993
Reclassification adjustment for gains realized in income	0	(7)
Other comprehensive (loss) income on available-for-sale debt securities	(2,774)	8,986

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	394	(8)
Amortization of prior service cost and net actuarial loss and curtailment gain included in net periodic benefit cost	(490)	(14)
Other comprehensive loss on pension and postretirement obligations	(96)	(22)

Other comprehensive (loss) income before income tax	(2,870)	8,964
Income tax related to other comprehensive loss (income)	601	(1,883)

Net other comprehensive (loss) income	(2,269)	7,081

Comprehensive income	$3,037	$13,334

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	Three Months Ended
	March 31,	March 31,
(In Thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,306	$6,253
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	954	(352)
Realized gains on available-for-sale debt securities, net	0	(7)
Net amortization of securities	434	530
Increase in cash surrender value of life insurance	(470)	(138)
Depreciation and amortization of bank premises and equipment	509	570
Net accretion of purchase accounting adjustments	(56)	(84)
Stock-based compensation	326	377
Deferred income taxes	339	526
(Increase) decrease in fair value of servicing rights	(25)	83
Gains on sales of loans, net	(191)	(74)
Origination of loans held for sale	(5,663)	(2,493)
Proceeds from sales of loans held for sale	5,771	2,265
Increase in accrued interest receivable and other assets	(1,273)	(851)
(Decrease) increase in accrued interest payable and other liabilities	(290)	2,982
Other	58	(38)
Net Cash Provided by Operating Activities	5,729	9,549
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	0	1,250
Proceeds from sales of available-for-sale debt securities	0	16,658
Proceeds from calls and maturities of available-for-sale debt securities	7,453	17,024
Purchase of available-for-sale debt securities	0	(2,000)
Redemption of Federal Home Loan Bank of Pittsburgh stock	2,704	3,634
Purchase of Federal Home Loan Bank of Pittsburgh stock	(3,756)	(5,462)
Purchase of Federal Reserve Bank stock	(14)	0
Net increase in loans	(24,313)	(4,392)
Purchase of premises and equipment	(744)	(276)
Proceeds from sale of foreclosed assets	22	0
Other	25	70
Net Cash (Used in) Provided by Investing Activities	(18,623)	26,506
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(18,902)	(81,536)
Net increase in short-term borrowings	14,957	13,334
Proceeds from long-term borrowings - FHLB advances	16,524	43,403
Repayments of long-term borrowings - FHLB advances	(6,027)	(7,026)
Purchases of treasury stock	(212)	(1,865)
Common dividends paid	(3,876)	(3,951)
Net Cash Provided by (Used in) Financing Activities	2,464	(37,641)
DECREASE IN CASH AND CASH EQUIVALENTS	(10,430)	(1,586)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	52,778	47,698
CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,348	$46,112
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Decrease in accrued purchase of available-for-sale debt securities	$0	$(2,000)
Assets acquired through foreclosure of real estate loans	$0	$184
Increase in other assets from surrender of bank-owned life insurance	$14,289	$0
Interest paid	$10,662	$4,836
Income taxes paid	$46	$64

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data) (Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Three Months Ended March 31, 2024	Shares	Shares	Stock	Capital	Earnings	Loss	Stock	Total
Balance, December 31, 2023	16,030,172	735,037	$16,030	$144,388	$157,028	$(38,437)	$(16,628)	$262,381
Net income					5,306			5,306
Other comprehensive loss, net						(2,269)		(2,269)
Cash dividends declared on common stock, $.28 per share					(4,283)			(4,283)
Shares issued for dividend reinvestment plan		(20,886)		(66)			473	407
Restricted stock granted		(72,860)		(1,646)			1,646	0
Forfeiture of restricted stock		587		14			(14)	0
Stock-based compensation expense				326				326
Purchase of restricted stock for tax withholding		10,229					(212)	(212)
Balance, March 31, 2024	16,030,172	652,107	$16,030	$143,016	$158,051	$(40,706)	$(14,735)	$261,656

Three Months Ended March 31, 2023
Balance, December 31, 2022	16,030,172	511,353	$16,030	$143,950	$151,743	$(49,878)	$(12,520)	$249,325
Adoption of ASU 2016-13 (CECL)					(1,652)			(1,652)
Net income					6,253			6,253
Other comprehensive income, net						7,081		7,081
Cash dividends declared on common stock, $.28 per share					(4,354)			(4,354)
Shares issued for dividend reinvestment plan		(17,695)		(29)			432	403
Restricted stock granted		(53,788)		(1,314)			1,314	0
Forfeiture of restricted stock		19,222		411			(411)	0
Stock-based compensation expense				377				377
Purchase of restricted stock for tax withholding		8,615					(203)	(203)
Treasury stock purchases		77,430					(1,662)	(1,662)
Balance, March 31, 2023	16,030,172	545,137	$16,030	$143,395	$151,990	$(42,797)	$(13,050)	$255,568

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

The consolidated financial information included herein, except the consolidated balance sheet dated December 31, 2023, is unaudited. Such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity for the interim periods; however, the information does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for a complete set of financial statements.

Operating results reported for the three-month period ended March 31, 2024 might not be indicative of the results for the year ending December 31, 2024. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

CECL ADOPTION

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

Recent Issued but Not Yet Effective Accounting Pronouncements

In December 2023, the FASB issued ASU  2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction.  ASU No. 2023-09 is effective for public business entities

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

for annual periods beginning after December 15, 2024.  The ASU may be adopted on a prospective or retrospective basis and early adoption is permitted. The Corporation is currently evaluating the impact the new guidance will have on disclosures related to income taxes.

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

(In Thousands, Except Share and Per Share Data)	Three Months Ended
	March 31,	March 31,
	2024	2023
Basic
Net income	$5,306	$6,253
Less: Dividends and undistributed earnings allocated to participating securities	(39)	(52)
Net income attributable to common shares	$5,267	$6,201
Basic weighted-average common shares outstanding	15,230,580	15,409,680
Basic earnings per common share (a)	$0.35	$0.40
Diluted
Net income attributable to common shares	$5,267	$6,201
Basic weighted-average common shares outstanding	15,230,580	15,409,680
Dilutive effect of potential common stock arising from stock options		937
Diluted weighted-average common shares outstanding	15,230,580	15,410,617
Diluted earnings per common share (a)	$0.35	$0.40
Weighted-average nonvested restricted shares outstanding	113,084	128,435
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the consolidated statements of income, less earnings allocated to non-vested restricted shares with nonforfeitable dividends (participating securities).

Anti-dilutive stock options are excluded from earnings per share calculations. There were no anti-dilutive instruments outstanding in the three-month periods ended March 31, 2024 and 2023.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended March 31, 2024
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(2,774)	$581	$(2,193)
Reclassification adjustment for (gains) realized in income	0	0	0
Other comprehensive loss from available-for-sale debt securities	(2,774)	581	(2,193)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	394	(83)	311
Amortization of prior service cost and net actuarial loss and curtailment gain included in net periodic benefit cost	(490)	103	(387)
Other comprehensive loss on unfunded retirement obligations	(96)	20	(76)
Total other comprehensive loss	$(2,870)	$601	$(2,269)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended March 31, 2023
Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$8,993	$(1,888)	$7,105
Reclassification adjustment for (gains) realized in income	(7)	1	(6)
Other comprehensive income from available-for-sale debt securities	8,986	(1,887)	7,099
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	(8)	1	(7)
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(14)	3	(11)
Other comprehensive loss on unfunded retirement obligations	(22)	4	(18)
Total other comprehensive income	$8,964	$(1,883)	$7,081

The amounts shown in the table immediately above are included in the following line items in the consolidated statements of income:

Affected Line Item in the
Description	Consolidated Statements of Income
Reclassification adjustment for (gains) realized in income (before-tax)	Realized gains on available-for-sale debt securities, net
Amortization of prior service cost and net actuarial loss and curtailment gain included in net periodic benefit cost (before-tax)	Other noninterest expense
Income tax effect	Income tax provision

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Changes in the components of accumulated other comprehensive (loss) income are as follows and are presented net of tax:

(In Thousands)	Unrealized		Accumulated
	(Losses)	Unfunded	Other
	Gains	Retirement	Comprehensive
	on Securities	Obligations	(Loss) Income
Three Months Ended March 31, 2024
Balance, beginning of period	$(38,878)	441	$(38,437)
Other comprehensive loss during three months ended March 31, 2024	(2,193)	(76)	(2,269)
Balance, end of period	$(41,071)	$365	$(40,706)

Three Months Ended March 31, 2023
Balance, beginning of period	$(50,370)	$492	$(49,878)
Other comprehensive income during three months ended March 31, 2023	7,099	(18)	7,081
Balance, end of period	$(43,271)	$474	$(42,797)

4. CASH AND DUE FROM BANKS

Cash and due from banks at March 31, 2024 and December 31, 2023 include the following:

(In Thousands)	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$42,348	$52,778
Certificates of deposit	4,100	4,100
Total cash and due from banks	$46,448	$56,878

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

5. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at March 31, 2024 and December 31, 2023 are summarized as follows:

(In Thousands)	March 31, 2024
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$11,324	$0	$(1,093)	$10,231
Obligations of U.S. Government agencies	10,637	0	(1,261)	9,376
Bank holding company debt securities	28,953	0	(5,484)	23,469
Obligations of states and political subdivisions:
Tax-exempt	113,181	281	(10,636)	102,826
Taxable	57,960	0	(8,705)	49,255
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	102,048	4	(10,936)	91,116
Residential collateralized mortgage obligations	48,477	0	(3,976)	44,501
Commercial mortgage-backed securities	76,249	0	(10,128)	66,121
Private label commercial mortgage-backed securities	8,252	0	(53)	8,199
Total available-for-sale debt securities	$457,081	$285	$(52,272)	$405,094

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$12,325	$0	$(1,035)	$11,290
Obligations of U.S. Government agencies	11,119	0	(1,173)	9,946
Bank holding company debt securities	28,952	0	(5,452)	23,500
Obligations of states and political subdivisions:
Tax-exempt	113,464	311	(9,576)	104,199
Taxable	58,720	0	(8,609)	50,111
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	105,549	40	(10,184)	95,405
Residential collateralized mortgage obligations	50,212	0	(3,750)	46,462
Commercial mortgage-backed securities	76,412	0	(9,730)	66,682
Private label commercial mortgage-backed securities	8,215	0	(55)	8,160
Total available-for-sale debt securities	$464,968	$351	$(49,564)	$415,755

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023:

March 31, 2024	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$0	$0	$10,231	$(1,093)	$10,231	$(1,093)
Obligations of U.S. Government agencies	0	0	9,376	(1,261)	9,376	(1,261)
Bank holding company debt securities	0	0	23,469	(5,484)	23,469	(5,484)
Obligations of states and political subdivisions:
Tax-exempt	2,475	(32)	96,244	(10,604)	98,719	(10,636)
Taxable	0	0	48,750	(8,705)	48,750	(8,705)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	6,684	(31)	83,585	(10,905)	90,269	(10,936)
Residential collateralized mortgage obligations	13,255	(141)	31,246	(3,835)	44,501	(3,976)
Commercial mortgage-backed securities	2,304	(41)	63,817	(10,087)	66,121	(10,128)
Private label commercial mortgage-backed securities	3,336	(17)	4,863	(36)	8,199	(53)
Total	$28,054	$(262)	$371,581	$(52,010)	$399,635	$(52,272)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2023	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$0	$0	$11,290	$(1,035)	$11,290	$(1,035)
Obligations of U.S. Government agencies	1,595	(9)	8,351	(1,164)	9,946	(1,173)
Bank holding company debt securities	0	0	23,500	(5,452)	23,500	(5,452)
Obligations of states and political subdivisions:
Tax-exempt	3,257	(24)	96,758	(9,552)	100,015	(9,576)
Taxable	0	0	49,961	(8,609)	49,961	(8,609)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	3,334	(27)	84,297	(10,157)	87,631	(10,184)
Residential collateralized mortgage obligations	3,588	(2)	32,808	(3,748)	36,396	(3,750)
Commercial mortgage-backed securities	2,327	(16)	64,355	(9,714)	66,682	(9,730)
Private label commercial mortgage-backed securities	8,160	(55)	0	0	8,160	(55)
Total	$22,261	$(133)	$371,320	$(49,431)	$393,581	$(49,564)

Gross realized gains and losses from available-for-sale debt securities were as follows:

(In Thousands)	Three Months Ended
	March 31,	March 31,
	2024	2023
Gross realized gains from sales	$0	$80
Gross realized losses from sales	0	(73)
Net realized gains	$0	$7

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of March 31, 2024. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	March 31, 2024
	Amortized	Fair
	Cost	Value
Due in one year or less	$12,117	$11,936
Due from one year through five years	30,083	28,020
Due from five years through ten years	75,135	65,458
Due after ten years	104,720	89,743
Sub-total	222,055	195,157
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	102,048	91,116
Residential collateralized mortgage obligations	48,477	44,501
Commercial mortgage-backed securities	76,249	66,121
Private label commercial mortgage-backed securities	8,252	8,199
Total	$457,081	$405,094

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Investment securities carried at $183,661,000 at March 31, 2024 and $232,437,000 at December 31, 2023 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements and Note 11 for information related to securities pledged against interest rate swap obligations.

A summary of information management considered in evaluating debt and equity securities for credit losses at March 31, 2024 and December 31, 2023 is provided below.

Debt Securities

As reflected in the table above, gross unrealized holding losses on available-for-sale debt securities totaled $52,272,000 at March 31, 2024 and $49,564,000 at December 31, 2023. At March 31, 2024, the Corporation does not have the intent to sell, nor is it more likely than not it will be required to sell, these securities before it is able to recover the amortized cost basis. The unrealized holding losses were consistent with significant increases in market interest rates that have occurred subsequent to the purchase of most of the securities.

At March 31, 2024 and December 31, 2023, management performed an assessment for possible credit losses of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. At March 31, 2024 and December 31, 2023, all of the Corporation’s holdings of bank holding company debt securities, obligations of states and political subdivisions and private label commercial mortgage-backed securities were investment grade and there have been no payment defaults.

Based on the results of the assessment, there was no allowance for credit losses (“ACL”) required on available-for-sale debt securities in an unrealized loss position at March 31, 2024 and December 31, 2023.

Equity Securities

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in other assets in the consolidated balance sheets, was $16,266,000 at March 31, 2024 and $15,214,000 at December 31, 2023. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at March 31, 2024 and December 31, 2023. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

In July 2023, C&N Bank became a member of the Federal Reserve System.  As a member, C&N Bank is required to purchase and maintain stock in the Federal Reserve Bank of Philadelphia. There is no active market for Federal Reserve Bank stock, and it must ordinarily be redeemed by the Federal Reserve Bank of Philadelphia in order to be liquidated. C&N Bank’s investment in Federal Reserve Bank stock, included in other assets in the consolidated balance sheets, was $6,266,000 at March 31, 2024 and $6,252,000 at December 31, 2023.

The Corporation has a marketable equity security included in other assets in the consolidated balance sheets with a carrying value of $862,000 at March 31, 2024 and $871,000 December 31, 2023, consisting exclusively of one mutual fund. There was an unrealized loss on the mutual fund of $138,000 at March 31, 2024 and $129,000 at December 31, 2023. Changes in the unrealized gains or losses on this security, which are included in other noninterest income in the consolidated statements of income, were a loss of $9,000 in the first quarter 2024 compared to a gain of $14,000 in the first quarter 2023.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

6. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable at March 31, 2024 and December 31, 2023 are summarized as follows:

Summary of Loans by Type

(In Thousands)

	March 31,	December 31,
	2024	2023
Commercial real estate - non-owner occupied	$739,829	$737,342
Commercial real estate - owner occupied	250,145	237,246
All other commercial loans	412,805	399,693
Residential mortgage loans	409,663	413,714
Consumer loans	60,007	60,144
Total	1,872,449	1,848,139
Less: allowance for credit losses on loans	(20,023)	(19,208)
Loans, net	$1,852,426	$1,828,931

In the table above, outstanding loan balances are presented net of deferred loan origination fees, net, of $4,482,000 at March 31, 2024 and $4,459,000 at December 31, 2023.

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

Acquired loans were initially recorded at fair value, with adjustments made to gross amortized cost based on movements in interest rates (market rate adjustment) and based on credit fair value adjustments on non-impaired loans and impaired loans. Subsequently, the Corporation has recognized amortization and accretion of a portion of the market rate adjustments and credit adjustments on performing loans. For the three-month periods ended March 31, 2024 and 2023, adjustments to the initial market rate and credit fair value adjustments of performing loans were recognized as follows:

(In Thousands)	Three Months Ended
	March 31,	March 31,
	2024	2023
Market Rate Adjustment
Adjustments to gross amortized cost of loans at beginning of period	$(970)	$(916)
Accretion (amortization) recognized in interest income	28	(52)
Adjustments to gross amortized cost of loans at end of period	$(942)	$(968)
Credit Adjustment on Non-impaired Loans
Adjustments to gross amortized cost of loans at beginning of period	$(1,163)	$(1,840)
Accretion recognized in interest income	115	198
Adjustments to gross amortized cost of loans at end of period	$(1,048)	$(1,642)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables presents an analysis of past due loans as of March 31, 2024 and December 31, 2023:

(In Thousands)	As of March 31, 2024
	Past Due	Past Due
	30-89	90+	Nonaccrual	Current	Total
	Days	Days	Loans	Loans	Loans
Commercial real estate - non-owner occupied	$69	$201	$8,430	$731,129	$739,829
Commercial real estate - owner occupied	799	0	2,304	247,042	250,145
All other commercial loans	368	0	4,071	408,366	412,805
Residential mortgage loans	4,738	0	3,947	400,978	409,663
Consumer loans	586	26	317	59,078	60,007
Total	$6,560	$227	$19,069	$1,846,593	$1,872,449

(In Thousands)	As of December 31, 2023
	Past Due	Past Due
	30-89	90+	Nonaccrual	Current	Total
	Days	Days	Loans	Loans	Loans
Commercial real estate - non-owner occupied	$2,215	$126	$8,412	$726,589	$737,342
Commercial real estate - owner occupied	849	0	1,575	234,822	237,246
All other commercial loans	229	2,593	1,323	395,548	399,693
Residential mortgage loans	5,365	326	3,627	404,396	413,714
Consumer loans	617	145	240	59,142	60,144
Total	$9,275	$3,190	$15,177	$1,820,497	$1,848,139

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents the recorded investment in loans by credit quality indicators by year of origination as of March 31, 2024:

(In Thousands)	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial real estate - non-owner occupied
Pass	$10,903	$97,427	$174,949	$86,706	$54,833	$274,326	$0	$699,144
Special Mention	0	0	19,961	2,417	0	6,068	0	28,446
Substandard	0	0	0	0	0	12,239	0	12,239
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - non-owner occupied	$10,903	$97,427	$194,910	$89,123	$54,833	$292,633	$0	$739,829

Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - owner occupied
Pass	$15,504	$33,783	$37,808	$51,259	$12,533	$87,536	$0	$238,423
Special Mention	0	0	0	0	0	165	0	165
Substandard	0	5,261	745	2,517	0	3,034	0	11,557
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - owner occupied	$15,504	$39,044	$38,553	$53,776	$12,533	$90,735	$0	$250,145

Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0

All other commercial loans
Pass	$16,341	$61,142	$80,711	$51,981	$26,821	$38,804	$111,171	$386,971
Special Mention	0	0	5,464	0	7	397	416	6,284
Substandard	0	0	1,317	6,115	435	1,510	10,173	19,550
Doubtful	0	0	0	0	0	0	0	0
Total all other commercial loans	$16,341	$61,142	$87,492	$58,096	$27,263	$40,711	$121,760	$412,805

Year-to-date gross charge-offs	$0	$0	$0	$60	$0	$0	$0	$60

Residential mortgage loans
Pass	$6,467	$56,820	$85,955	$54,081	$38,238	$162,254	$0	$403,815
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	276	5,572	0	5,848
Doubtful	0	0	0	0	0	0	0	0
Total residential mortgage loans	$6,467	$56,820	$85,955	$54,081	$38,514	$167,826	$0	$409,663

Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0

Consumer loans
Pass	$1,492	$5,459	$4,091	$1,635	$1,073	$931	$44,671	$59,352
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	7	0	112	536	655
Doubtful	0	0	0	0	0	0	0	0
Total consumer loans	$1,492	$5,459	$4,091	$1,642	$1,073	$1,043	$45,207	$60,007

Year-to-date gross charge-offs	$0	$0	$86	$0	$8	$0	$26	$120

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents the recorded investment in loans by credit quality indicators by year of origination as of December 31, 2023:

	Term Loans by Year of Origination
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial real estate - non-owner occupied
Pass	$96,615	$167,484	$89,582	$55,390	$80,020	$207,017	0	696,108
Special Mention	0	20,072	2,446	0	116	6,188	0	28,822
Substandard	0	0	0	18	566	11,828	0	12,412
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - non-owner occupied	$96,615	$187,556	$92,028	$55,408	$80,702	$225,033	$0	$737,342

Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - owner occupied
Pass	$33,761	$37,429	$52,090	$12,858	$17,505	$71,775	$0	$225,418
Special Mention	104	746	0	0	0	166	0	1,016
Substandard	5,200	0	2,567	0	0	3,045	0	10,812
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - owner occupied	$39,065	$38,175	$54,657	$12,858	$17,505	$74,986	$0	$237,246

Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0

All other commercial loans
Pass	$58,393	$90,560	$51,813	$27,718	$16,421	$24,326	$107,234	$376,465
Special Mention	0	2,690	5,043	8	0	794	301	8,836
Substandard	0	1,267	1,250	453	679	1,085	9,658	14,392
Doubtful	0	0	0	0	0	0	0	0
Total all other commercial loans	$58,393	$94,517	$58,106	$28,179	$17,100	$26,205	$117,193	$399,693

Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$12	$12

Residential mortgage loans
Pass	$57,300	$87,519	$56,183	$39,411	$32,401	$135,546	$0	$408,360
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	285	369	4,700	0	5,354
Doubtful	0	0	0	0	0	0	0	0
Total residential mortgage loans	$57,300	$87,519	$56,183	$39,696	$32,770	$140,246	$0	$413,714

Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$33	$0	$33

Consumer loans
Pass	$6,020	$4,664	$1,944	$1,205	$175	$913	$44,312	$59,233
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	5	11	1	58	836	911
Doubtful	0	0	0	0	0	0	0	0
Total consumer loans	$6,020	$4,664	$1,949	$1,216	$176	$971	$45,148	$60,144

Year-to-date gross charge-offs	$0	$149	$0	$18	$3	$3	$138	$311

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables are a summary of the Corporation’s nonaccrual loans by major categories for the periods indicated.

	March 31, 2024
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
(In Thousands)	No Allowance	with an Allowance	Loans
Commercial real estate - non-owner occupied	$1,137	$7,293	$8,430
Commercial real estate - owner occupied	2,020	284	2,304
All other commercial loans	1,586	2,485	4,071
Residential mortgage loans	3,947	0	3,947
Consumer loans	317	0	317
Total	$9,007	$10,062	$19,069

	December 31, 2023
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
(In Thousands)	No Allowance	with an Allowance	Loans
Commercial real estate - non-owner occupied	$1,111	$7,301	$8,412
Commercial real estate - owner occupied	1,281	294	1,575
All other commercial loans	1,132	191	1,323
Residential mortgage loans	3,627	0	3,627
Consumer loans	240	0	240
Total	$7,391	$7,786	$15,177

The Corporation recognized interest income on nonaccrual loans of $231,000 in the three months ended March 31, 2024 and $231,000 in the three months ended March 31, 2023.

The following table represents the accrued interest receivable written off by reversing interest income during the three-month periods ended March 31,2024 and 2023:

	Three Months Ended	Three Months Ended
(In Thousands)	March 31, 2024	March 31, 2023
Commercial real estate - non-owner occupied	$12	$26
All other commercial loans	116	0
Residential mortgage loans	13	3
Consumer loans	2	2
Total	$143	$31

The Corporation has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:

●	Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
●	All other commercial loans include loans typically secured by business assets including inventory, equipment and receivables. Also within this category, commercial construction and land loans and some commercial lines of credit are secured by real estate.
●	Residential mortgage loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table details the amortized cost of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses on loans allocated to these loans:

	March 31, 2024		December 31, 2023
	Amortized		Amortized
(In Thousands)	Cost	Allowance	Cost	Allowance
Commercial real estate - non-owner occupied	$8,430	$623	$8,412	$648
Commercial real estate - owner occupied	2,304	244	1,575	5
All other commercial loans	4,071	536	1,277	90
Total	$14,805	$1,403	$11,264	$743

The following table summarizes the activity related to the allowance for credit losses for the three-month periods ended March 31, 2024 and 2023.

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Total
Balance, December 31, 2023	$12,010	$2,116	$2,918	$1,764	$400	$19,208
Charge-offs	0	0	(60)	0	(120)	(180)
Recoveries	0	0	20	3	12	35
Provision (credit) for credit losses on loans	523	602	702	(998)	131	960
Balance, March 31, 2024	$12,533	$2,718	$3,580	$769	$423	$20,023

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Unallocated	Total
Balance, December 31, 2022	$6,305	$1,942	$4,142	$2,751	$475	$1,000	$16,615
Adoption of ASU 2016-13 (CECL)	3,763	7	(88)	(344)	(234)	(1,000)	2,104
Charge-offs	0	0	(5)	(19)	(43)	0	(67)
Recoveries	0	0	0	1	5	0	6
(Credit) provision for credit losses on loans	(414)	(7)	(469)	475	103	0	(312)
Balance, March 31, 2023	$9,654	$1,942	$3,580	$2,864	$306	$0	$18,346

Modifications Made to Borrowers Experiencing Financial Difficulty

The Corporation closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. During the three months ended March 31, 2024 and March 31, 2023, the Corporation had no modifications to borrowers experiencing financial difficulty.

The Corporation closely monitors the performance of the loans modified to borrowers experiencing financial difficultly to understand the effectiveness of its modification efforts. The following table depicts the performance of two loans which were in non-accrual status at March 31, 2024 that were modified in the past twelve months:

(In Thousands)	Payment Status (Amortized Costs Basis)
March 31, 2024	Current	90+ Days Past Due	Total
Commercial real estate - non-owner occupied:
Non-owner occupied	$2,518	$1,381	$3,899

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The loan that was past due more than 90 days in the table above was in default with its modified terms at March 31, 2024.

At March 31, 2024 and December 31, 2023, the Corporation had no commitments to lend any additional funds on modified loans. Except as described above, at March 31, 2024 and March 31, 2023, the Corporation had no loans that defaulted during the period and had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in foreclosed assets held for sale in the unaudited consolidated balance sheets) is as follows:

(In Thousands)	March 31,	December 31,
	2024	2023
Foreclosed residential real estate	$25	$47

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	March 31,	December 31,
	2024	2023
Residential real estate in process of foreclosure	$764	$1,227

The Corporation maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, commercial letters of credit and credit enhancement obligations related to residential mortgage loans sold with recourse, when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. The allowance for credit losses for off-balance sheet exposures of $684,000 at March 31, 2024 and $690,000 at December 31, 2023, is included in accrued interest and other liabilities on the unaudited consolidated balance sheets.

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet exposures for the three-months period ended March 31 2024 and 2023:

	Three Months	Three Months
	Ended	Ended
(In Thousands)	March 31, 2024	March 31, 2023
Beginning Balance	$690	$425
Adjustment to allowance for off-balance sheet exposures for adoption of ASU 2016-13	0	793
Credit for unfunded commitments	(6)	(40)
Ending Balance, March 31	$684	$1,178

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. At March 31, 2024 and December 31, 2023, the net carrying value of goodwill was $52,505,000.

Information related to core deposit intangibles is as follows:

(In Thousands)	March 31,	December 31,
	2024	2023
Gross amount	$6,639	$6,639
Accumulated amortization	(4,267)	(4,170)
Net	$2,372	$2,469

Amortization expense related to core deposit intangibles is included in other noninterest expense in the consolidated statements of income, as follows:

(In Thousands)	Three Months Ended
	March 31,	March 31,
	2024	2023
Amortization expense	$97	$102

8. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	March 31,	December 31,
	2024	2023
FHLB-Pittsburgh borrowings	$47,000	$31,500
Customer repurchase agreements	1,831	2,374
Total short-term borrowings	$48,831	$33,874

The Corporation had available credit with other correspondent banks totaling $75,000,000 at March 31, 2024 and December 31, 2023. These lines of credit are primarily unsecured. No amounts were outstanding at March 31, 2024 or December 31, 2023.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At March 31, 2024, the Corporation had available credit in the amount of $19,063,000 on this line with no outstanding advances. At December 31, 2023, the Corporation had available credit in the amount of $19,982,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with a carrying value of $20,237,000 at March 31, 2024 and $20,829,000 at December 31, 2023.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at March 31, 2024 and December 31, 2023. The carrying value of the underlying securities was $1,820,000 at March 31, 2024 and $2,400,000 at December 31, 2023.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $1,345,241,000 at March 31, 2024 and $1,323,008,000 at December 31, 2023. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in other assets in the consolidated balance sheets) were $16,266,000 at March 31, 2024 and $15,214,000 at December 31, 2023. The Corporation’s total credit facility with FHLB-Pittsburgh was $927,950,000 at March 31, 2024, including an unused (available)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

amount of $712,932,000. At December 31, 2023, the Corporation’s total credit facility with FHLB-Pittsburgh was $926,845,000, including an unused (available) amount of $737,824,000.

At March 31, 2024, short-term borrowings included an overnight borrowing from FHLB-Pittsburgh of $7,000,000 at an interest rate of 5.67%, a $25,000,000 advance that matured on April 1, 2024 at an interest rate of 5.63% and other short-term advances maturing in the third and fourth quarters of 2024 totaling $15,000,000 with a weighted average interest rate of 5.32%. At December 31, 2023, short-term borrowings included an overnight borrowing from FHLB-Pittsburgh of $6,500,000 at an interest rate of 5.68% and short-term advances maturing in the first quarter 2024 totaling $25,000,000 with a weighted average interest rate of 5.60%.

LONG-TERM BORROWINGS – FHLB ADVANCES

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	March 31,	December 31,
	2024	2023
Loans maturing in 2024 with a weighted-average rate of 3.04%	26,152	32,161
Loans maturing in 2025 with a weighted-average rate of 4.30%	44,599	44,627
Loans maturing in 2026 with a weighted-average rate of 4.51%	35,518	35,518
Loans maturing in 2027 with a weighted-average rate of 4.00%	24,031	24,031
Loans maturing in 2028 with a weighted-average rate of 4.15%	18,524	2,000
Total long-term FHLB-Pittsburgh borrowings	$148,824	$138,337

Note: Weighted-average rates are presented as of March 31, 2024.

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

The Senior Notes were recorded, net of debt issuance costs of $337,000, at an initial carrying amount of $14,663,000. Debt issuance costs are amortized over the term of the Senior Notes as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Senior Notes totaling $17,000 in the first quarter 2024 and $16,000 in the first quarter 2023 was included in interest expense in the unaudited consolidated statements of income.

At March 31, 2024 and December 31, 2023, outstanding Senior Notes are as follows:

(In Thousands)	March 31,	December 31,
	2024	2023
Senior Notes with an aggregate par value of $15,000,000; bearing interest at 2.75% with an effective interest rate of 3.23%; maturing in June 2026	$14,848	$14,831
Total carrying value	$14,848	$14,831

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

The Subordinated Notes were recorded, net of debt issuance costs of $563,000, at an initial carrying amount of $24,437,000. Debt issuance costs are amortized through June 1, 2026 as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Subordinated Notes totaling $28,000 in the first quarter 2024 and $27,000 in the first quarter 2023, was included in interest expense in the unaudited consolidated statements of income.

At March 31, 2024 and December 31, 2023, the carrying amounts of subordinated debt agreements are as follows:

(In Thousands)	March 31,	December 31,
	2024	2023
Agreements with a par value of $25,000,000; bearing interest at 3.25% with an effective interest rate of 3.74%; maturing in June 2031 and redeemable at par in June 2026	$24,745	$24,717
Total carrying value	$24,745	$24,717

9. STOCK-BASED COMPENSATION PLANS

The Corporation has a stock incentive plan for selected officers and the independent directors. The first quarter 2024 awards to employees vest ratably over three years, and the 2024 restricted stock awards for the independent directors vest over one year. Following is a summary of restricted stock awards granted in the three-month period ended March 31, 2024:

(Dollars in Thousands)		Aggregate
		Grant
		Date
	Number of	Fair
	Shares	Value
1st quarter 2024 awards:
Time-based awards to independent directors	10,000	$214
Time-based awards to employees	43,514	931
Performance-based awards to employees	19,346	371
Total	72,860	$1,516

Compensation cost related to restricted stock is recognized based on the fair value of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. Total annual stock-based compensation for the year ending December 31, 2024 is estimated to total $1,300,000. Total stock-based compensation expense attributable to restricted stock awards amounted to $326,000 in the first quarter 2024 and $377,000 in the first quarter 2023.

10. CONTINGENCIES

Class Action Litigation

On March 27, 2024, a putative class action lawsuit was filed in the US District Court for the Western District of Texas by investors in a purported Ponzi scheme operated by two individuals, one of whom maintained accounts at C&N Bank. The plaintiffs have sued C&N Bank, along with another bank, and additional law firm and accounting firm defendants. The case is styled Goldovsky, et al. v. Rausch, et al. Plaintiffs have asserted claims against C&N Bank and the other bank for aiding and abetting alleged violations of the Texas Securities Act, and additional claims against the legal and accounting professionals for statutory fraud, common law fraud, negligent misrepresentation, and knowing participation in breach of fiduciary duty.  C&N Bank has not yet responded to the complaint.  C&N Bank believes that it has substantial defenses, and it intends to defend itself against the plaintiffs’ allegations. The Corporation does not

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

believe at this time that a loss is probable in this matter, nor can a range of possible losses be determined. Accordingly, no accrual or range of loss has been included in the accompanying financial statements.

Other Matters

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

The aggregate notional amount of interest rate swaps was $148,838,000 at March 31, 2024 and $150,028,000 at December 31, 2023. There were no interest rate swaps originated in the periods ended March 31, 2024, and 2023. There were no gross amounts of interest rate swap-related assets and liabilities not offset in the consolidated balance sheets at March 31, 2024. The net impact on the consolidated statements of income from interest rate swaps was an increase in interest income on loans of $498,000 in the first quarter 2024 and $345,000 in the first quarter 2023.

The Corporation has entered into an RPA with another institution as a means to assume a portion of the credit risk associated with a loan structure which includes a derivative instrument, in exchange for fee income commensurate with the risk assumed.  This type of derivative is referred to as an “RPA In.” In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Corporation has provided a loan structured with a derivative, the Corporation purchased an RPA from an institution participating in the facility in exchange for a fee commensurate with the risk shared. This type of derivative is referred to as an “RPA Out.”  The net impact on the consolidated statements of income from RPAs was an increase in other noninterest income of $1,000 in the first quarter 2024 and $16,000 in the first quarter 2023.

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the consolidated balance sheets at March 31, 2024 and December 31, 2023:

(In Thousands)	At March 31, 2024				At December 31, 2023
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
	Amount	Value (1)	Amount	Value (2)	Amount	Value (1)	Amount	Value (2)
Interest rate swap agreements	$74,419	$3,222	$74,419	$3,222	$75,014	$2,783	$75,014	$2,783
RPA Out	7,051	5	0	0	7,082	11	0	0
RPA In	0	0	10,000	5	0	0	10,000	13

(1)	Included in other assets in the consolidated balance sheets.
(2)	Included in accrued interest and other liabilities in the consolidated balance sheets.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation’s agreements with its derivative counterparties provide that if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. Further, if the Corporation were to fail to maintain its status as a well or adequately capitalized institution, then the counterparties could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements. There was interest-bearing cash pledged as collateral against the Corporation’s liability related to the interest rate swaps of $1,140,000 at March 31, 2024 and $1,360,000 at December 31, 2023.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2024 and December 31, 2023, assets and liabilities measured at fair value and the valuation methods used are as follows:

	March 31, 2024
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs	Total
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$10,231	$0	$0	$10,231
Obligations of U.S. Government agencies	0	9,376	0	9,376
Bank holding company debt securities	0	23,469	0	23,469
Obligations of states and political subdivisions:
Tax-exempt	0	102,826	0	102,826
Taxable	0	49,255	0	49,255
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	91,116	0	91,116
Residential collateralized mortgage obligations	0	44,501	0	44,501
Commercial mortgage-backed securities	0	66,121	0	66,121
Private label commercial mortgage-backed securities	0	8,199	0	8,199
Total available-for-sale debt securities	10,231	394,863	0	405,094
Marketable equity security	862	0	0	862
Servicing rights	0	0	2,731	2,731
RPA Out	0	5	0	5
Interest rate swap agreements, assets	0	3,222	0	3,222
Total recurring fair value measurements, assets	$11,093	$398,090	$2,731	$411,914

Recurring fair value measurements, liabilities:
RPA In	$0	$5	$0	$5
Interest rate swap agreements, liabilities	0	3,222	0	3,222
Total recurring fair value measurements, liabilities	$0	$3,227	$0	$3,227

Nonrecurring fair value measurements, assets:
Loans individually evaluated for credit loss, net	$0	$0	$8,659	$8,659
Foreclosed assets held for sale	0	0	456	456
Total nonrecurring fair value measurements, assets	$0	$0	$9,115	$9,115

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	December 31, 2023
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs	Total
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$11,290	$0	$0	$11,290
Obligations of U.S. Government agencies	0	9,946	0	9,946
Bank holding company debt securities	0	23,500	0	23,500
Obligations of states and political subdivisions:
Tax-exempt	0	104,199	0	104,199
Taxable	0	50,111	0	50,111
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	95,405	0	95,405
Residential collateralized mortgage obligations	0	46,462	0	46,462
Commercial mortgage-backed securities	0	66,682	0	66,682
Private label commercial mortgage-backed securities	0	8,160	0	8,160
Total available-for-sale debt securities	11,290	404,465	0	415,755
Marketable equity security	871	0	0	871
Servicing rights	0	0	2,659	2,659
RPA Out	0	11	0	11
Interest rate swap agreements, assets	0	2,783	0	2,783
Total recurring fair value measurements, assets	$12,161	$407,259	$2,659	$422,079

Recurring fair value measurements, liabilities,
RPA In	$0	$13	$0	$13
Interest rate swap agreements, liabilities	0	2,783	0	2,783
Total recurring fair value measurements, liabilities	$0	$2,796	$0	$2,796

Nonrecurring fair value measurements, assets:
Impaired loans, net	$0	$0	$7,043	$7,043
Foreclosed assets held for sale	0	0	478	478
Total nonrecurring fair value measurements, assets	$0	$0	$7,521	$7,521

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2024 and December 31, 2023, quantitative information regarding valuation techniques and the significant unobservable inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	3/31/2024	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		3/31/2024
Servicing rights	$2,731	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	113.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/2023	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2023
Servicing rights	$2,659	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	131.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

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

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended
	March 31, 2024	March 31, 2023
Servicing rights balance, beginning of period	$2,659	$2,653
Originations of servicing rights	47	15
Unrealized gain (loss) included in earnings	25	(83)
Servicing rights balance, end of period	$2,731	$2,585

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

At March 31, 2024 and December 31, 2023, quantitative information regarding valuation techniques and the significant unobservable inputs used for nonrecurring fair value measurements using Level 3 methodologies are as follows:

(Dollars In Thousands)						Range (Weighted
		Valuation				Average)
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	3/31/2024	3/31/2024	3/31/2024	Technique	Inputs	3/31/2024

Loans individually evaluated for credit loss:
Commercial real estate - nonowner occupied	$7,293	$623	$6,670	Sales comparison	Discount to appraised value	22%-30% (25)%
Commercial real estate - owner occupied	284	244	40	Sales comparison & SBA guaranty	Discount to appraised value	99% (99)%
All other commercial loans	2,485	536	1,949	Sales comparison	Discount to appraised value	0%-82% (16)%
Total loans individually evaluated for credit loss	$10,062	$1,403	$8,659
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$25	$0	$25	Sales comparison	Discount to appraised value	62% (62)%
Commercial real estate	431	0	431	Sales comparison	Discount to appraised value	18%-77% (45)%
Total foreclosed assets held for sale	$456	$0	$456

(Dollars In Thousands)						Range (Weighted
		Valuation				Average)
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2023	12/31/2023	12/31/2023	Technique	Inputs	12/31/2023

Loans individually evaluated for credit loss:
Commercial real estate - nonowner occupied	$7,301	$648	$6,653	Sales comparison	Discount to appraised value	22%-30% (25)%
Commercial real estate - owner occupied	294	5	289	Sales comparison & SBA guaranty	Discount to appraised value	93% (93)%
All other commercial loans	191	90	101	Liquidation & SBA guaranty	Discount to appraised value	0%-76% (17)%
Total loans individually evaluated for credit loss	$7,786	$743	$7,043
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$47	$0	$47	Sales comparison	Discount to appraised value	20%-62% (50)%
Commercial real estate	431	0	431	Sales comparison	Discount to appraised value	18%-50% (45)%
Total foreclosed assets held for sale	$478	$0	$478

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	March 31, 2024		December 31, 2023
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$42,348	$42,348	$52,778	$52,778
Certificates of deposit	Level 2	4,100	3,896	4,100	3,859
Restricted equity securities (included in other assets)	Level 2	22,782	22,782	21,716	21,716
Loans, net	Level 3	1,852,426	1,766,292	1,828,931	1,750,336
Accrued interest receivable	Level 2	9,465	9,465	9,140	9,140

Financial liabilities:
Deposits with no stated maturity	Level 2	1,563,605	1,563,605	1,590,357	1,590,357
Time deposits	Level 2	432,298	430,309	424,449	423,643
Short-term borrowings	Level 2	48,831	48,831	33,874	33,874
Long-term borrowings	Level 2	148,824	148,009	138,337	137,775
Senior debt	Level 2	14,848	13,455	14,831	12,706
Subordinated debt	Level 2	24,745	22,373	24,717	22,750
Accrued interest payable	Level 2	2,124	2,124	1,525	1,525

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in this quarterly report on Form 10-Q are forward-looking statements. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the Corporation) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements, which are not historical facts, are based on certain assumptions and describe future plans, business objectives and expectations, and are generally identifiable by the use of words such as, "should", “likely”, "expect", “plan”, "anticipate", “target”, “forecast”, and “goal”. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond management’s control and could cause results to differ materially from those expressed or implied by such forward-looking statements. Factors which could have a material, adverse impact on the operations and future prospects of the Corporation include, but are not limited to, the following:

●	changes in monetary and fiscal policies of the Federal Reserve Board and the U.S. Government, particularly related to changes in interest rates
●changes in general economic conditions
●	adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, sources of liquidity and capital funding, and regulatory responses to these developments
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

EARNINGS OVERVIEW

First Quarter 2024 as Compared to First Quarter 2023

First quarter 2024 net income was $5,306,000, or $0.35 per diluted share, as compared to $6,253,000, or $0.40 per diluted share, in the first quarter 2023. Significant variances were as follows:

●	Net interest income of $19,041,000 in the first quarter 2024 was $1,740,000 lower than the first quarter 2023 total reflecting an increase in interest expense of $5,937,000 and an increase of $4,197,000 in interest and dividend income. The interest rate spread decreased 0.68%, as the average rate on interest-bearing liabilities increased 1.24%, while the average yield on earning assets increased 0.56%. The net interest margin was 3.29% in the first quarter 2024, down from 3.71% in the first quarter 2023.

●	For the quarter ended March 31, 2024, there was a provision for credit losses of $954,000, an increase of $1,306,000 in expense compared to a credit for credit losses (reduction in expense) of $352,000 in the first quarter 2023. The provision for the first quarter 2024 included expense related to loans receivable of $960,000 and a credit related to off-balance sheet exposures of $6,000. In the first quarter 2024, the provision related to loans receivable resulted from an increase in qualitative factors and specific allowances on individually evaluated commercial loans, partially offset by reductions in the Corporation’s average net charge-off experience and the impact of an economic forecast used in the calculation of the allowance for credit losses (“ACL”). The credit for credit losses in the first quarter

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

2023 resulted mainly from a reduction in the allowance related to the commercial segment of the portfolio. The ACL as a percentage of gross loans receivable was 1.07% at March 31, 2024 as compared to 1.05% at March 31, 2023.

●	Noninterest income of $6,675,000 in the first quarter 2024 increased $1,059,000 from the first quarter 2023 amount. Significant variances included the following:

➢	Earnings from the increase in cash surrender value of life insurance of $470,000 increased $332,000 from the first quarter 2023 reflecting the earnings on the additional $30 million in Bank-Owned Life Insurance purchased in December 2023.

➢	Other noninterest income of $1,017,000 increased $246,000, including an increase of $182,000 in dividends from FHLB-Pittsburgh and Federal Reserve stock.

➢	Trust revenue of $1,897,000 increased $120,000, consistent with recent appreciation in the trading prices of many U.S. equity securities and includes revenue from new business.

➢	Net gains from sale of loans of $191,000 increased $117,000 from the first quarter 2023, reflecting an increase in volume of residential mortgage loans sold.

➢	Brokerage and insurance revenue of $539,000 increased $109,000 due to an increase in sales volume.

➢	Loan servicing fees, net, of $230,000 increased $108,000, as the fair value of servicing rights increased $25,000 in 2024 as compared to a decrease of $83,000 in 2023.

●	Noninterest expense of $18,304,000 in the first quarter 2024 decreased $783,000 from the first quarter 2023 amount. Significant variances included the following:

➢	Other noninterest expense of $1,862,000 decreased $645,000 from the first quarter 2023. Within this category, significant variances included the following:
◾	In the first quarter 2024, there was a reduction in expense of $483,000 related to the defined benefit postretirement medical benefit plan including a curtailment gain of $469,000 related to plan adjustments. In comparison, in the first quarter 2023, there was a reduction in expense associated with the postretirement plan of $5,000.
◾	Expenses from check fraud, debit card fraud and other operational losses totaled $50,000 in the first quarter 2024, a decrease of $139,000 from the first quarter 2023.
◾	Advertising expense totaled $136,000 in the first quarter 2024, a decrease of $77,000.
◾	FDIC insurance expense increased $120,000 from the first quarter of 2023, reflecting the impact of an increase in base deposit insurance assessment rate applicable to all FDIC-insured banks.
➢	Professional fees of $518,000 decreased $419,000 as first quarter 2023 included $389,000 of conversion costs related to a change in wealth management platform for providing brokerage and investment advisory services.

➢	Salaries and employee benefits expense of $11,562,000 increased $135,000, including an increase in base salaries expense of $336,000, or 4.6%, while incentive compensation expense decreased $171,000.

●	The income tax provision of $1,152,000, or 17.8% of pre-tax income for the first quarter 2024 decreased $257,000 from $1,409,000, or 18.4% of pre-tax income for the first quarter 2023. The decrease in income tax provision reflected the decrease in pre-tax income of $1,204,000 for the quarter.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE I – QUARTERLY FINANCIAL DATA

(Dollars In Thousands,	For the Three Months Ended :
Except Per Share Data)	March 31,	December 31,	September 30,	June 30,	March 31,
(Unaudited)	2024	2023	2023	2023	2023
Interest income	$30,336	$30,236	$29,118	$28,011	$26,139
Interest expense	11,295	10,642	9,455	7,649	5,358
Net interest income	19,041	19,594	19,663	20,362	20,781
Provision (credit) for credit losses	954	951	(1,225)	812	(352)
Net interest income after provision (credit) for credit losses	18,087	18,643	20,888	19,550	21,133
Noninterest income	6,675	5,678	6,489	6,634	5,616
Noninterest expense	18,304	18,399	17,940	18,722	19,087
Income before income tax provision	6,458	5,922	9,437	7,462	7,662
Income tax provision	1,152	1,661	1,846	1,419	1,409
Net income	$5,306	$4,261	$7,591	$6,043	$6,253
Net income attributable to common shares	$5,267	$4,231	$7,534	$5,996	$6,201
Basic earnings per common share	$0.35	$0.28	$0.50	$0.39	$0.40
Diluted earnings per common share	$0.35	$0.28	$0.50	$0.39	$0.40

NONINTEREST INCOME

TABLE II – COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)	Three Months Ended
	March 31,		$	%
	2024	2023	Change	Change
Trust revenue	$1,897	$1,777	$120	6.8%
Brokerage and insurance revenue	539	430	109	25.3%
Service charges on deposit accounts	1,318	1,290	28	2.2%
Interchange revenue from debit card transactions	1,013	1,007	6	0.6%
Net gains from sales of loans	191	74	117	158.1%
Loan servicing fees, net	230	122	108	88.5%
Increase in cash surrender value of life insurance	470	138	332	240.6%
Other noninterest income	1,017	771	246	31.9%
Realized gains on available-for-sale debt securities, net	0	7	(7)	N/M %
Total noninterest income	$6,675	$5,616	$1,059	18.9%

NONINTEREST EXPENSE

TABLE III - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)	Three Months Ended
	March 31,		$	%
	2024	2023	Change	Change
Salaries and employee benefits	$11,562	$11,427	$135	1.2%
Net occupancy and equipment expense	1,450	1,402	48	3.4%
Data processing and telecommunications expense	1,992	1,936	56	2.9%
Automated teller machine and interchange expense	487	475	12	2.5%
Pennsylvania shares tax	433	403	30	7.4%
Professional fees	518	937	(419)	(44.7)%
Other noninterest expense	1,862	2,507	(645)	(25.7)%
Total noninterest expense	$18,304	$19,087	$(783)	(4.1)%

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables IV, V and VI include information regarding the Corporation’s net interest income for the three-month periods ended March 31, 2024 and 2023. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Management believes presentation of net interest income on a fully taxable-equivalent basis provides investors with meaningful information for purposes of comparing returns on tax-exempt securities and loans with returns on taxable securities and loans. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related tables.

Three-Month Periods Ended March 31, 2024 and 2023

For the three-month periods, fully taxable equivalent net interest income (a non-GAAP measure) of $19,236,000 in 2024 was $1,814,000 (8.6%) lower than in 2023. The decrease in net interest income reflected an increase in interest expense of $5,937,000 (includes $5,661,000 interest on deposits and $276,000 in interest on borrowings) and an increase of $4,123,000 in total interest income. As presented in Table VI, the net impact of changes in volume of earning assets and interest-bearing liabilities increased net interest income in the first quarter 2024 as compared to first quarter 2023 by $862,000, while the net impact of changes in interest rates (primarily increases) decreased net interest income by $2,676,000. As presented in Table V, the Net Interest Margin was 3.29% in the first quarter 2024 as compared to 3.71% in the first quarter 2023, and the “Interest Rate Spread” (excess of average rate of return on earning assets

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

over average cost of funds on interest-bearing liabilities) decreased to 2.62% in 2024 from 3.30% in 2023. The average yield on earning assets of 5.22% was 0.56% higher in 2024 as compared to 2023, and the average rate on interest-bearing liabilities of 2.60% in 2024 was 1.24% higher.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $30,531,000 in 2024, an increase of $4,123,000, or 15.6% from 2023.

Interest and fees from loans receivable increased $4,229,000 in 2024 as compared to 2023. The fully taxable equivalent yield on loans in 2024 increased to 5.92% from 5.44% in 2023, reflecting the effects of rising interest rates on the loan portfolio. Average outstanding loans receivable increased $133,383,000 (7.7%) to $1,859,246,000 in 2024 from $1,725,863,000 in 2023. The Corporation has experienced growth in commercial real estate and other commercial loans in 2023 and the first three months of 2024.

Income from interest-bearing due from banks totaled $383,000 in 2024, an increase of $105,000 from the total for 2023. The average yield on interest-bearing due from banks was 4.71% in 2024, up from 3.56% in 2023. The average balance of interest-bearing due from banks was $32,725,000 in 2024, up from $31,637,000 in 2023. Within this category, the largest asset balance in 2024 and 2023 has been interest-bearing deposits held with the Federal Reserve.

Interest income from available-for-sale debt securities, on a fully taxable-equivalent basis, totaled $2,759,000 in 2024, down $219,000 from 2023, as the average balance (at amortized cost) of available-for-sale debt securities decreased $80,254,000 as indicated in Table V. The average yield on available-for-sale debt securities was 2.41% in 2024, up from 2.23% in 2023.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased $5,937,000 to $11,295,000 in 2024 from $5,358,000 in 2023.

Interest expense on deposits increased $5,661,000, as the average rate on interest-bearing deposits increased to 2.35% in 2024 from 0.94% in 2023. Average total deposits (interest-bearing and noninterest-bearing) amounted to $2,001,278,000 for the first quarter 2024, up $70,152,000 (3.6%) from the first quarter 2023. Within average total deposits, average brokered deposits (primarily time and money market) were $84,318,000 with an average interest rate of 5.23% in the first quarter 2024, up from $16,179,000 with an average interest rate of 3.04% in the first quarter 2023. The deposit mix has changed as businesses and consumers have become more interest-rate sensitive in light of higher market rates.  In comparing the first quarter 2024 to the first quarter 2023, average time deposits increased $116,588,000 and average interest checking deposits increased $57,628,000, while average noninterest-bearing demand deposits decreased $58,513,000 and average savings deposits decreased $43,769,000.

Interest expense on short-term borrowings decreased $500,000 to $597,000 in 2024 from $1,097,000 in 2023. The average balance of short-term borrowings decreased to $44,462,000 in 2024 from $91,767,000 in 2023. The average rate on short-term borrowings was 5.38% in 2024 compared to 4.85% in 2023.

Interest expense on long-term borrowings (FHLB advances) increased $775,000 to $1,456,000 in 2024 from $681,000 in 2023. The average balance of long-term borrowings was $142,753,000 in 2024, up from an average balance of $80,648,000 in 2023. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations. The average rate on long-term borrowings was 4.10% in 2024 compared to 3.42% in 2023.

More information regarding borrowed funds is provided in Note 8 to the unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended
	March 31,		Increase/
(In Thousands)	2024	2023	(Decrease)
INTEREST INCOME
Interest-bearing due from banks	$383	$278	$105
Available-for-sale debt securities:
Taxable	2,136	2,211	(75)
Tax-exempt	623	767	(144)
Total available-for-sale debt securities	2,759	2,978	(219)
Loans receivable:
Taxable	26,703	22,431	4,272
Tax-exempt	670	713	(43)
Total loans receivable	27,373	23,144	4,229
Other earning assets	16	8	8
Total Interest Income	30,531	26,408	4,123

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	2,806	987	1,819
Money market	2,180	873	1,307
Savings	55	63	(8)
Time deposits	3,850	1,307	2,543
Total interest-bearing deposits	8,891	3,230	5,661
Borrowed funds:
Short-term	597	1,097	(500)
Long-term - FHLB advances	1,456	681	775
Senior notes, net	120	120	0
Subordinated debt, net	231	230	1
Total borrowed funds	2,404	2,128	276
Total Interest Expense	11,295	5,358	5,937

Net Interest Income	$19,236	$21,050	$(1,814)

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis (a non-GAAP measure), using the Corporation’s marginal federal income tax rate of 21%. The following table is a reconciliation of net interest income under U.S. GAAP as compared to net interest income as adjusted to a fully taxable-equivalent basis.

(In Thousands)	Three Months Ended
	March 31,		Increase/
	2024	2023	(Decrease)
Net Interest Income Under U.S. GAAP	$19,041	$20,781	$(1,740)
Add: fully taxable-equivalent interest income adjustment from tax-exempt securities	69	127	(58)
Add: fully taxable-equivalent interest income adjustment from tax-exempt loans	126	142	(16)
Net Interest Income as adjusted to a fully taxable-equivalent basis	$19,236	$21,050	$(1,814)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - Analysis of Average Daily Balances and Rates

(Dollars in Thousands)	Three Months		Three Months
	Ended	Rate of	Ended	Rate of
	3/31/2024	Return/	3/31/2023	Return/
	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Interest-bearing due from banks	$32,725	4.71%	$31,637	3.56%
Available-for-sale debt securities, at amortized cost:
Taxable	347,885	2.47%	410,110	2.19%
Tax-exempt	113,363	2.21%	131,392	2.37%
Total available-for-sale debt securities	461,248	2.41%	541,502	2.23%
Loans receivable:
Taxable	1,774,064	6.05%	1,634,012	5.57%
Tax-exempt	85,182	3.16%	91,851	3.15%
Total loans receivable	1,859,246	5.92%	1,725,863	5.44%
Other earning assets	1,384	4.65%	1,200	2.70%
Total Earning Assets	2,354,603	5.22%	2,300,202	4.66%
Cash	20,448		22,276
Unrealized loss on securities	(50,849)		(60,055)
Allowance for credit losses	(19,484)		(17,053)
Bank-owned life insurance	54,466		31,267
Bank premises and equipment	21,788		21,518
Intangible assets	54,925		55,331
Other assets	82,879		67,333
Total Assets	$2,518,776		$2,420,819

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$514,905	2.19%	$457,277	0.88%
Money market	362,864	2.42%	364,646	0.97%
Savings	213,278	0.10%	257,047	0.10%
Time deposits	429,085	3.61%	312,497	1.70%
Total interest-bearing deposits	1,520,132	2.35%	1,391,467	0.94%
Borrowed funds:
Short-term	44,642	5.38%	91,767	4.85%
Long-term - FHLB advances	142,753	4.10%	80,648	3.42%
Senior notes, net	14,840	3.25%	14,773	3.29%
Subordinated debt, net	24,731	3.76%	24,620	3.79%
Total borrowed funds	226,966	4.26%	211,808	4.07%
Total Interest-bearing Liabilities	1,747,098	2.60%	1,603,275	1.36%
Demand deposits	481,146		539,659
Other liabilities	29,386		25,247
Total Liabilities	2,257,630		2,168,181
Stockholders' equity, excluding accumulated other comprehensive loss	301,032		299,599
Accumulated other comprehensive loss	(39,886)		(46,961)
Total Stockholders' Equity	261,146		252,638
Total Liabilities and Stockholders' Equity	$2,518,776		$2,420,819
Interest Rate Spread		2.62%		3.30%
Net Interest Income/Earning Assets		3.29%		3.71%

Total Deposits (Interest-bearing and Demand)	$2,001,278		$1,931,126
(1)	Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(3)	Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	Three Months Ended 3/31/2024 vs. 3/31/2023
	Change in	Change in	Total
	Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks	$10	$95	$105
Available-for-sale debt securities:
Taxable	(352)	277	(75)
Tax-exempt	(97)	(47)	(144)
Total available-for-sale debt securities	(449)	230	(219)
Loans receivable:
Taxable	2,116	2,156	4,272
Tax-exempt	(47)	4	(43)
Total loans receivable	2,069	2,160	4,229
Other earning assets	1	7	8
Total Interest Income	1,631	2,492	4,123

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	140	1,679	1,819
Money market	(4)	1,311	1,307
Savings	(8)	0	(8)
Time deposits	633	1,910	2,543
Total interest-bearing deposits	761	4,900	5,661
Borrowed funds:
Short-term	(612)	112	(500)
Long-term - FHLB advances	617	158	775
Senior notes, net	1	(1)	0
Subordinated debt, net	2	(1)	1
Total borrowed funds	8	268	276
Total Interest Expense	769	5,168	5,937

Net Interest Income	$862	$(2,676)	$(1,814)
(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. Due to a lower amount of pre-tax income in 2024, the income tax provision for the first quarter 2024 of $1,152,000 was $257,000 lower than the provision for the first quarter 2023. The effective tax rate (tax provision as a percentage of pre-tax income) was 17.8% in the first quarter 2024 compared to 18.4% in the first quarter 2023. The Corporation’s effective tax rates differ from the statutory rate of 21% principally because of the effects of tax-exempt interest income, nondeductible interest expense, state income taxes and other permanent differences.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The net deferred tax asset at March 31, 2024 and December 31, 2023 represents the following temporary difference components:

	March 31,	December 31,
(In Thousands)	2024	2023
Deferred tax assets:
Unrealized holding losses on securities	$10,916	$10,335
Allowance for credit losses on loans	4,397	4,230
Purchase accounting adjustments on loans	437	470
Deferred compensation	1,397	1,352
Operating leases liability	752	787
Deferred loan origination fees	726	731
Net operating loss carryforward	512	541
Accrued incentive compensation	169	463
Other deferred tax assets	1,071	1,316
Total deferred tax assets	20,377	20,225

Deferred tax liabilities:
BOLI surrender	950	950
Defined benefit plans - ASC 835	99	119
Bank premises and equipment	281	291
Core deposit intangibles	520	544
Right-of-use assets from operating leases	752	787
Other deferred tax liabilities	72	93
Total deferred tax liabilities	2,674	2,784
Deferred tax asset, net	$17,703	$17,441

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income.

Management believes the recorded net deferred tax asset at March 31, 2024 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

SECURITIES

Management continually evaluates several objectives in determining the size, securities mix and other characteristics of the available-for-sale debt securities (investment) portfolio. Key objectives include supporting liquidity needs and maximizing return on earning assets within reasonable risk parameters.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The composition of the available-for-sale debt securities portfolio at March 31, 2024, December 31, 2023, December 31, 2022 and December 31, 2021 is as follows:

(Dollars In Thousands)	March 31, 2024		December 31, 2023		December 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Obligations of the U.S. Treasury	$11,324	10,231	$12,325	11,290	$35,166	$31,836	$25,058	$24,912
Obligations of U.S. Government agencies	10,637	9,376	11,119	9,946	25,938	23,430	23,936	24,091
Bank holding company debt securities	28,953	23,469	28,952	23,500	28,945	25,386	18,000	17,987
Obligations of states and political subdivisions:
Tax-exempt	113,181	102,826	113,464	104,199	146,149	132,623	143,427	148,028
Taxable	57,960	49,255	58,720	50,111	68,488	56,812	72,182	72,765
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	102,048	91,116	105,549	95,405	112,782	99,941	98,048	98,181
Residential collateralized mortgage obligations	48,477	44,501	50,212	46,462	44,868	40,296	44,015	44,247
Commercial mortgage-backed securities	76,249	66,121	76,412	66,682	91,388	79,686	86,926	87,468
Private label commercial mortgage-backed securities	8,252	8,199	8,215	8,160	8,070	8,023	0	0
Total Available-for-Sale Debt Securities	$457,081	$405,094	$464,968	$415,755	$561,794	$498,033	$511,592	$517,679

Aggregate Unrealized (Loss) Gain		$(51,987)		$(49,213)		$(63,761)		$6,087
Aggregate Unrealized (Loss) Gain as a % of Amortized Cost		(11.4)%		(10.6)%		(11.3)%		1.2%
Market Yield on 5-Year U.S. Treasury Obligations (a)		4.21%		3.84%		3.99%		1.26%

(a) Source: Treasury.gov (Daily Treasury Par Yield Curve Rates)

As reflected in the table above, the fair value of available-for-sale securities was lower than the amortized cost basis by $51,987,000, or 11.4%, at March 31, 2024, $49,213,000, or 10.6%, at December 31, 2023 and $63,761,000, or 11.3%, at December 31, 2022 while the aggregate unrealized gain position was $6,087,000, or (1.2%) at December 31, 2021. The volatility in the fair value of the portfolio, including the reduction in fair value, resulted from changes in interest rates. As shown above, the market yield on the 5-year U.S. Treasury Note was 0.37% higher at March 31, 2024 in comparison to December 31, 2023, 0.22% higher than at December 31, 2022 and 2.95% higher than at December 31, 2021. The table also shows that the amortized cost basis of the portfolio has been reduced to $457,081,000 at March 31, 2024 from $561,794,000 at December 31, 2022 as proceeds from maturities and sales have been used to help fund loan growth.

Additional information regarding the potential impact of interest rate changes on all of the Corporation’s financial instruments is provided in Item 3, Quantitative and Qualitative Disclosures about Market Risk.

As described in Note 5 to the unaudited consolidated financial statements, management determined the Corporation does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at March 31, 2024 before it is able to recover the amortized cost basis. Further, management reviewed the Corporation’s holdings as of

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

March 31, 2024 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at March 31, 2024, other than securities issued or guaranteed by U.S. Government entities or agencies, is as follows:

●	Bank holding company debt securities – All of the Corporation’s holdings of bank holding company debt securities were investment grade and there have been no payment defaults. There were seven securities with face amounts ranging from $3 million to $5 million, including one senior security and six subordinated securities. All of the issuers have publicly traded common stock. At March 31, 2024, the securities have external ratings ranging from BBB-/Baa3 to A-.
●	Obligations of states and political subdivisions (municipal bonds) – All of the Corporation’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at March 31, 2024, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA or pre-refunded – 22% of the portfolio; AA – 71%; A – 7%.
●	Private label commercial mortgage-backed securities (PLCMBS) – There were two PLCMBS securities, both of which were from the most senior payment (subordination) classes of their respective issuances. These securities were investment grade (rated Aaa), and there have been no payment defaults on these securities.

Based on the results of management’s assessment, there was no ACL required on available-for-sale debt securities in an unrealized loss position at March 31, 2024.

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

Table VII shows the composition of the loan portfolio at March 31, 2024 and at year-end from 2019 through 2023. The significant loan growth in 2020 reflects the impact of an acquisition of a bank located in Southeastern Pennsylvania. Primarily as a result of the expansion into Southeastern Pennsylvania, as well as expansion by opening two offices in Southcentral Pennsylvania, the mix of the loan portfolio has become predominantly commercial in nature. At March 31, 2024, commercial loans represented 75% of the portfolio while residential loans totaled 22% of the portfolio.

Also included in Table VII is additional detail regarding the composition of the non-owner occupied commercial real estate loan portfolio at March 31, 2024. The data in Table VII shows the recorded investment in non-owner occupied commercial real estate loans for which the primary purpose is utilization of office space by third parties was $93,998,000, or 5.0% of gross loans receivable. At March 31, 2024, within this segment there were two loans with a total recorded investment of $3,899,000 in nonaccrual status with specific allowances totaling $506,000. The remainder of the non-owner occupied commercial real estate loans with a primary purpose of office space utilization were in accrual status with no specific allowance at March 31, 2024. The Provision and Allowance for Credit Losses section of Management’s Discussion and Analysis provides additional related discussion.

While the Corporation’s lending activities are primarily concentrated in its market areas, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Total participation loans outstanding amounted to $38,252,000 at March 31, 2024 down from $38,652,000 at December 31, 2023.

The Corporation originates and sells residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Xtra program consist primarily of conforming, prime loans sold to the Federal National Mortgage Association (Fannie Mae), a quasi-government

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

entity. The Corporation also originates and sells residential mortgage loans to the secondary market through the MPF Original program, administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Original program consist primarily of conforming, prime loans sold to the Federal Home Loan Bank of Pittsburgh. In late 2019, the Corporation began to originate and sell larger-balance, nonconforming mortgages under the MPF Direct Program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The Corporation does not retain servicing rights for loans sold under the MPF Direct Program. Through March 31, 2024, the Corporation’s activity under the MPF Direct Program has been minimal.

For loan sales originated under the MPF programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At March 31, 2024, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,322,000, and the corresponding total outstanding balance of repurchased loans at December 31, 2023 was $1,335,000.

At March 31, 2024, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $322,319,000, including loans sold through the MPF Xtra program of $149,219,000 and loans sold through the Original program of $173,100,000. At December 31, 2023, outstanding balances of loans sold and serviced through the two programs totaled $323,298,000, including loans sold through the MPF Xtra program of $150,015,000 and loans sold through the Original Program of $173,283,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of March 31, 2024 and December 31, 2023.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	March 31,	December 31,
	2024	2023	2022	2021	2020	2019
Commercial real estate - non-owner occupied:
Non-owner occupied	$507,223	$499,104	$454,386	$358,352	$328,662	$208,579
Multi-family (5 or more) residential	64,866	64,076	55,406	49,054	54,893	30,474
1-4 Family - commercial purpose	167,740	174,162	165,805	175,027	198,918	147,121
Total commercial real estate - non-owner occupied	739,829	737,342	675,597	582,433	582,473	386,174
Commercial real estate - owner occupied	250,145	237,246	205,910	196,083	191,075	78,729
All other commercial loans:
Commercial and industrial	80,136	78,832	95,368	118,488	222,923	67,288
Commercial lines of credit	121,791	117,236	141,444	106,338	105,802	92,509
Political subdivisions	84,652	79,031	86,663	75,401	46,295	46,054
Commercial construction and land	106,255	104,123	60,892	59,505	41,000	32,717
Other commercial loans	19,971	20,471	25,710	26,498	29,310	28,735
Total all other commercial loans	412,805	399,693	410,077	386,230	445,330	267,303
Residential mortgage loans:
1-4 Family - residential	387,542	389,262	363,005	327,593	356,532	388,415
1-4 Family residential construction	22,121	24,452	30,577	23,151	18,736	14,640
Total residential mortgage	409,663	413,714	393,582	350,744	375,268	403,055
Consumer loans:
Consumer lines of credit (including HELOCs)	41,204	41,503	36,650	33,522	34,566	30,810
All other consumer	18,803	18,641	18,224	15,837	15,497	16,151
Total consumer	60,007	60,144	54,874	49,359	50,063	46,961
Total	1,872,449	1,848,139	1,740,040	1,564,849	1,644,209	1,182,222
Less: allowance for credit losses on loans	(20,023)	(19,208)	(16,615)	(13,537)	(11,385)	(9,836)
Loans, net	$1,852,426	$1,828,931	$1,723,425	$1,551,312	$1,632,824	$1,172,386

Additional details regarding the composition of the non-owner occupied commercial real estate loan portfolio, excluding multi-family (5 or more) residential and 1-4 Family-commercial purpose loans, at March 31, 2024 is as follows:

NON-OWNER OCCUPIED COMMERCIAL REAL ESTATE

(In Thousands)	March 31,	% of Non-owner	% of
	2024	Occupied CRE	Total Loans
Industrial	$117,199	23.1%	6.3%
Retail	93,998	18.5%	5.0%
Office	93,585	18.5%	5.0%
Hotels	72,999	14.4%	3.9%
Mixed Use	59,230	11.7%	3.2%
Other	70,212	13.8%	3.7%
Total Non-owner Occupied CRE Loans	$507,223
Total Gross Loans	$1,872,449

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

A summary of the credit for credit losses for the first quarter 2024 and 2023 is as follows:

(In Thousands)	3 Months	3 Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Provision (Credit) for credit losses:
Loans receivable	$960	$(312)
Off-balance sheet exposures	(6)	(40)
Total provision (credit) for credit losses	$954	$(352)

For the quarter ended March 31, 2024, there was a provision for credit losses of $954,000, an increase of $1,306,000 in expense compared to a credit for credit losses (reduction in expense) of $352,000 in the first quarter 2023. The ACL as a percentage of gross loans receivable increased to 1.07% at March 31, 2024 from 1.04% at December 31, 2023; in comparison, the ACL dropped to 1.05% of gross loans receivable at March 31, 2023 from 1.08% upon adoption of CECL on January 1, 2023.

As shown in Table IX, the ACL on loans individually evaluated increased to $1,403,000 at March 31, 2024 from $743,000 at December 31, 2023. The net increase in individual ACLs is primarily related to two borrowers: (1) at March 31, 2024, an ACL of $477,000 was recorded on loans totaling $2,360,000 for land related to a planned commercial construction project, and (2) consistent with an updated collateral valuation assessment, the ACL increased $239,000 to $244,000 at March 31, 2024 on commercial loans to one borrower totaling $284,000 at March 31, 2024. At March 31, 2024, there were seven commercial relationships with loans receivable totaling $10,062,000 for which individual ACLs were recorded, including two non-owner occupied office loans with total outstanding balances of $3,899,000 and individual ACLs totaling $506,000.

Table IX also shows that, at March 31, 2024 as compared to December 31, 2023, the ACL related to collectively evaluated commercial loans increased by a total of $1,125,000, while the ACL on collectively evaluated residential mortgage loans decreased $940,000 and the ACL on collectively evaluated consumer loans decreased $30,000. The increase for commercial loans includes the impact of an increase in outstanding loans and a net increase in qualitative factors used in the ACL evaluation, partially offset by the impact to the ACL valuation of lower estimated net charge-offs based on recent experience and a reduction from the impact of an economic forecast. The decrease for residential mortgage loans includes the impact of a net reduction in qualitative factors, lower net charge-offs based on recent experience and a reduction from the impact of an economic forecast.

Table X shows that total nonperforming assets as a percentage of total assets was 0.78% at March 31, 2024, up from 0.75% at December 31, 2023 and lower than that at year-end 2019 through 2022. Total nonperforming assets were $19.8 million at March 31, 2024, up from $18.8 million at December 31, 2023 but lower than the totals at year-end 2020 through 2022. Nonperforming loans included increases in nonaccrual loans of $3.9 million from December 31, 2023, while loans past due 90 days or more still accruing decreased $3.0 million from December 31, 2023. In the first quarter 2024, the increase in nonaccrual loans included the commercial construction and land loans to one borrower totaling $2,360,000 noted above.

In the first three months of 2024, net charge-offs were low by historical standards, totaling $145,000, or 0.01% of average outstanding loans. Table VIII shows annual average net charge-off rates ranging from a high of 0.26% in 2022 to a low of 0.01% in 2023.

Over the period 2019-2023 and the first quarter of 2024, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on individual loans and may significantly impact the provision for credit losses and the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of loans requiring individual evaluation for credit loss, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

from the allowances calculated as of March 31, 2024. Management continues to closely monitor its commercial loan relationships for possible credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VIII through X present historical data related to loans and the allowance for credit losses.

TABLE VIII - ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES ON LOANS

(Dollars In Thousands)	Three Months Ended
	March 31,	March 31,	Years Ended December 31,
	2024	2023	2023	2022	2021	2020	2019
Balance, beginning of year	$19,208	$16,615	$16,615	$13,537	$11,385	$9,836	$9,309
Adoption of ASU 2016-13 (CECL)	0	2,104	2,104	0	0	0	0
Charge-offs	(180)	(67)	(356)	(4,245)	(1,575)	(2,465)	(379)
Recoveries	35	6	92	68	66	101	57
Net charge-offs	(145)	(61)	(264)	(4,177)	(1,509)	(2,364)	(322)
Provision for credit losses on loans	960	(312)	753	7,255	3,661	3,913	849
Balance, end of year	$20,023	$18,346	$19,208	$16,615	$13,537	$11,385	$9,836
Net charge-offs as a % of average loans	0.01%	0.00%	0.01%	0.26%	0.09%	0.16%	0.03%

TABLE IX - COMPONENTS OF THE ALLOWANCE FOR CREDIT LOSSES ON LOANS

(In Thousands)	March 31,	December 31,	January 1,
	2024	2023	2023
Loans individually evaluated	$1,403	$743	$751
Loans collectively evaluated:
Commercial real estate - nonowner occupied	10,822	10,379	9,641
Commercial real estate - owner occupied	2,474	2,111	1,765
All other commercial loans	4,130	3,811	3,914
Residential mortgage	824	1,764	2,407
Consumer	370	400	241
Total Allowance	$20,023	$19,208	$18,719

PRIOR TO CECL ADOPTION

(In Thousands)	As of December 31,
	2022	2021	2020	2019
ASC 310 - Impaired loans - individually evaluated	$453	$740	$925	$1,051
ASC 450 - Collectively evaluated:
Commercial	10,845	7,553	5,545	3,913
Residential mortgage	4,073	4,338	4,091	4,006
Consumer	244	235	239	281
Unallocated	1,000	671	585	585
Total Allowance	$16,615	$13,537	$11,385	$9,836

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE X - PAST DUE LOANS AND NONPERFORMING ASSETS

(Dollars In Thousands)	March 31,	As of December 31,
	2024	2023	2022	2021	2020	2019
Loans individually evaluated with a valuation allowance	$10,062	$7,786	$3,460	$6,540	$8,082	$3,375
Loans individually evaluated without a valuation allowance	4,743	3,478	14,871	2,636	2,895	1,670
Purchased credit impaired loans	0	0	1,027	6,558	6,841	441
Total individually evaluated loans	$14,805	$11,264	$19,358	$15,734	$17,818	$5,486
Total loans past due 30-89 days and still accruing	$6,560	$9,275	$7,079	$5,106	$5,918	$8,889
Nonperforming assets:
Purchased credit impaired loans	$0	$0	$1,027	$6,558	$6,841	$441
Other nonaccrual loans	19,069	15,177	22,058	12,441	14,575	8,777
Total nonaccrual loans	19,069	15,177	23,085	18,999	21,416	9,218
Total loans past due 90 days or more and still accruing	227	3,190	2,237	2,219	1,975	1,207
Total nonperforming loans	19,296	18,367	25,322	21,218	23,391	10,425
Foreclosed assets held for sale (real estate)	456	478	275	684	1,338	2,886
Total nonperforming assets	$19,752	$18,845	$25,597	$21,902	$24,729	$13,311

Total nonperforming loans as a % of loans	1.03%	0.99%	1.46%	1.36%	1.42%	0.88%
Total nonperforming assets as a % of assets	0.78%	0.75%	1.04%	0.94%	1.10%	0.80%
Allowance for credit losses as a % of total loans	1.07%	1.04%	0.95%	0.87%	0.69%	0.83%

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

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale debt securities with a carrying value of $20,237,000 at March 31, 2024.

The Corporation’s outstanding, available, and total credit facilities at March 31, 2024 and December 31, 2023 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2024	2023	2024	2023	2024	2023
Federal Home Loan Bank of Pittsburgh	$215,018	$189,021	$712,932	$737,824	$927,950	$926,845
Federal Reserve Bank Discount Window	0	0	19,063	19,982	19,063	19,982
Other correspondent banks	0	0	75,000	75,000	75,000	75,000
Total credit facilities	$215,018	$189,021	$806,995	$832,806	$1,022,013	$1,021,827

At March 31, 2024, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight and short-term advances of $47,000,000, long-term borrowings of $148,810,000 and letters of credit totaling $19,208,000. At December 31, 2023, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight and short-term borrowings of $31,500,000, long-term borrowings of $138,313,000 and letters of credit totaling $19,208,000. Additional information regarding borrowed funds is included in Note 8 to the unaudited consolidated financial statements.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations or use repurchase agreements placed with brokers to borrow funds secured by investment assets. At March 31, 2024, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $259,489,000.

Deposits totaled $1,995,903,000 at March 31,2024, down $18,903,000 (0.9%) from $2,014,806,000 at December 31, 2023. Excluding brokered deposits, adjusted total deposits at March 31, 2024 were lower by $23,925,000 (1.2%) as compared to December 31, 2023. Brokered deposits totaled $69,391,000 at March 31, 2024, an increase of $5,522,000 from December 31, 2023. The reduction in total deposits, excluding brokered deposits, included a reduction in total deposits from municipal relationships of $20,321,000 to $257,391,000 at March 31, 2024 from $277,712,000 at December 31, 2023, consistent with historic seasonal trends for the Corporation’s Pennsylvania-based municipal depositors.

As shown in the table below, at March 31, 2024, estimated uninsured deposits totaled $568.1 million, or 28.2% of total deposits, down from $592.2 million or 29.2% of total deposits at December 31, 2023. Included in uninsured deposits are deposits collateralized by securities (almost exclusively municipal deposits) totaling $140.1 million at March 31, 2024. As shown in the table below, total uninsured and uncollateralized deposits amounted to 21.3% of total deposits at March 31, 2024, down from 21.7% at December 31, 2023.

As summarized in the table that immediately follows, the Corporation’s highly liquid sources of available funds described above, including unused borrowing capacity with the Federal Home Loan Bank of Pittsburgh, unused availability on the Federal Reserve Bank of Philadelphia’s discount window, available federal funds lines with other banks and unencumbered available-for-sale debt securities totaled $1.1 billion at March 31, 2024. Available funding from these sources totaled 187.7% of uninsured deposits and 249.2% of total uninsured and uncollateralized deposits at March 31, 2024.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Uninsured Deposits Information	March 31,	December 31,
	2024	2023
Total Deposits - C&N Bank	$2,012,167	$2,030,909

Estimated Total Uninsured Deposits	$568,085	$592,206
Portion of Uninsured Deposits that are
Collateralized	140,063	151,031
Uninsured and Uncollateralized Deposits	$428,022	$441,175

Uninsured and Uncollateralized Deposits as
a % of Total Deposits	21.3%	21.7%

Available Funding from Credit Facilities	$806,995	$832,806
Fair Value of Available-for-sale Debt
Securities in Excess of Pledging Obligations	259,489	256,058
Highly Liquid Available Funding	$1,066,484	$1,088,864

Highly Liquid Available Funding as a % of
Uninsured Deposits	187.7%	183.9%

Highly Liquid Available Funding as a % of
Uninsured and Uncollateralized Deposits	249.2%	246.8%

Despite the reduction in deposits, excluding brokered deposits, in the first three months of 2024, based on the ample sources of highly liquid funds as described above, management believes the Corporation is well-positioned to meet its short-term and long-term funding obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

In August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at March 31, 2024; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Details concerning capital ratios at March 31, 2024 and December 31, 2023 are presented below. Management believes, as of March 31, 2024, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at March 31, 2024 and December 31, 2023 exceed the Corporation’s Board policy threshold levels.

(Dollars in Thousands)							Minimum To Be
					Minimum To Maintain		Well
			Minimum		Capital Conservation		Capitalized Under		Minimum To Meet
			Capital		Buffer at Reporting		Prompt Corrective		the Corporation's
	Actual		Requirement		Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024:
Total capital to risk-weighted assets:
Consolidated	$292,911	15.54%	N/A	N/A	N/A	N/A	N/A	N/A	$207,311	≥11%
C&N Bank	277,887	14.77%	150,470	≥8%	197,492	≥10.5%	188,087	≥10%	206,896	≥11%
Tier 1 capital to risk-weighted assets:
Consolidated	247,459	13.13%	N/A	N/A	N/A	N/A	N/A	N/A	169,618	≥9%
C&N Bank	257,180	13.67%	112,852	≥6%	159,874	≥8.5%	150,470	≥8%	169,279	≥9%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	247,459	13.13%	N/A	N/A	N/A	N/A	N/A	N/A	141,348	≥7.5%
C&N Bank	257,180	13.67%	84,639	≥4.5%	131,661	≥7.0%	122,257	≥6.5%	141,066	≥7.5%
Tier 1 capital to average assets:
Consolidated	247,459	9.88%	N/A	N/A	N/A	N/A	N/A	N/A	200,287	≥8%
C&N Bank	257,180	10.33%	99,578	≥4%	N/A	N/A	124,472	≥5%	199,156	≥8%

December 31, 2023:
Total capital to risk-weighted assets:
Consolidated	$290,425	15.67%	N/A	N/A	N/A	N/A	N/A	N/A	$203,809	≥11%
C&N Bank	275,307	14.89%	147,925	≥8%	194,151	≥10.5%	184,906	≥10%	203,396	≥11%
Tier 1 capital to risk-weighted assets:
Consolidated	245,810	13.27%	N/A	N/A	N/A	N/A	N/A	N/A	166,753	≥9%
C&N Bank	255,409	13.81%	110,943	≥6%	157,170	≥8.5%	147,925	≥8%	166,415	≥9%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	245,810	13.27%	N/A	N/A	N/A	N/A	N/A	N/A	138,961	≥7.5%
C&N Bank	255,409	13.81%	83,208	≥4.5%	129,434	≥7.0%	120,189	≥6.5%	138,679	≥7.5%
Tier 1 capital to average assets:
Consolidated	245,810	9.87%	N/A	N/A	N/A	N/A	N/A	N/A	199,151	≥8%
C&N Bank	255,409	10.32%	99,010	≥4%	N/A	N/A	123,762	≥5%	198,020	≥8%

On September 25, 2023, the Corporation announced a new treasury stock repurchase program. Under the program, the Corporation is authorized to repurchase up to 750,000 shares of the Corporation’s common stock, or slightly less than 5% of the Corporation’s issued and outstanding shares at August 4, 2023. The new program was effective when publicly announced and will continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion. All shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plans and its equity compensation program. Through March 31, 2024, no shares were repurchased under the new program.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

To avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At March 31, 2024, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

At March 31, 2024, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 6.77%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive (loss) income within stockholders’ equity. Accumulated other comprehensive (loss) income is excluded from the Bank’s and Corporation’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $41,071,000 at March 31, 2024 and $38,878,000 at December 31, 2023. The decrease in stockholders’ equity in the first three months of 2024 from the change in accumulated other comprehensive loss resulted from an increase in interest rates. Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity. To the extent unrealized losses on available-for-sale debt securities result from credit losses, unrealized losses are recorded as a charge against earnings. The securities section of Management’s Discussion and Analysis and Note 5 to the unaudited consolidated financial statements provide additional information concerning management’s evaluation of available-for-sale debt securities for credit losses at March 31, 2024.

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

Table XI, which follows this discussion, is based on the results of calculations performed using the simulation model as of March 31, 2024 and December 31, 2023. In the analysis based on March 31, 2024 and December 31, 2023 data, the amounts of net interest income decrease, as compared to the amounts based on current interest rates, in both the upward and downward rate scenarios. Further, at March 31, 2024 and December 31, 2023, the economic value of equity is modeled to decrease in all of the rising and falling rate scenarios. The modeling results reflect the impact of management’s assumptions that, in light of the significant increases in short-term interest rates that have occurred since early 2022, the Corporation’s deposit rates would rise in the increasing rate scenarios to a greater extent than they would fall in the decreasing rate scenarios. Further, results in the downward rate scenarios reflect limitations on the benefit of falling rates on some deposit types due to a 0% assumed floor. The Table also shows that as of the respective dates, the changes in net interest income and changes in economic value were within the policy limits in all scenarios.

Under U.S. generally accepted accounting principles, available-for-sale debt securities are carried at fair value as of each balance sheet date. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive income (loss) within stockholders’ equity. Increases in interest rates have caused the fair value of the Corporation’s available-for-sale debt securities to decrease, resulting in an accumulated other comprehensive loss of $41.1 million at March 31, 2024. In contrast, most of the Corporation’s other financial instruments, including loans receivable (held for investment),

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

deposits and borrowed funds are carried on the balance sheet at historical cost without adjustment for the impact of changes in interest rates.

TABLE XI – THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

March 31, 2024 Data
(In Thousands)	Period Ending March 31, 2025

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$150,576	$82,418	$68,158	(18.0)%	25.0%
+300	145,193	71,468	73,725	(11.3)%	20.0%
+200	139,907	61,751	78,156	(6.0)%	15.0%
+100	134,622	53,268	81,354	(2.1)%	10.0%
0	129,136	46,019	83,117	0.0%	0.0%
-100	123,506	41,293	82,213	(1.1)%	10.0%
-200	117,784	36,617	81,167	(2.3)%	15.0%
-300	111,543	32,356	79,187	(4.7)%	20.0%
-400	104,954	28,246	76,708	(7.7)%	25.0%

	Economic Value of Equity at March 31, 2024

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$340,671	(19.8)%	50.0%
+300	368,421	(13.3)%	45.0%
+200	393,540	(7.4)%	35.0%
+100	412,985	(2.8)%	25.0%
0	424,816	0.0%	0.0%
-100	414,359	(2.5)%	25.0%
-200	408,247	(3.9)%	35.0%
-300	390,413	(8.1)%	45.0%
-400	363,739	(14.4)%	50.0%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2023 Data
(In Thousands)	Period Ending December 31, 2024

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$148,407	$81,707	$66,700	(21.5)%	25.0%
+300	143,333	70,165	73,168	(13.9)%	20.0%
+200	138,291	59,859	78,432	(7.7)%	15.0%
+100	133,224	50,797	82,427	(3.0)%	10.0%
0	127,920	42,979	84,941	0.0%	0.0%
-100	122,446	37,701	84,745	(0.2)%	10.0%
-200	116,922	32,462	84,460	(0.6)%	15.0%
-300	110,919	27,710	83,209	(2.0)%	20.0%
-400	104,495	23,067	81,428	(4.1)%	25.0%

	Economic Value of Equity at December 31, 2023

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$330,130	(21.2)%	50.0%
+300	359,302	(14.3)%	45.0%
+200	385,045	(8.1)%	35.0%
+100	405,178	(3.3)%	25.0%
0	419,199	0.0%	0.0%
-100	406,957	(2.9)%	25.0%
-200	406,145	(3.1)%	35.0%
-300	385,859	(8.0)%	45.0%
-400	363,763	(13.2)%	50.0%

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

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

The information provided in Note 10 of the Consolidated Unaudited Financial Statements is hereby incorporated into this Part II, Item 1 by reference.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Annual Report on Form 10-K filed March 11, 2024.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 25, 2023, the Corporation announced a new treasury stock repurchase program. Under the newly approved program, the Corporation is authorized to repurchase up to 750,000 shares of the Corporation’s common stock, or slightly less than 5% of the Corporation’s issued and outstanding shares at August 4, 2023. The new program was effective when publicly announced and will continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion. All shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plans and its equity compensation program. As of March 31, 2024, no shares had been repurchased under this repurchase program.

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Mine Safety Disclosures

Not applicable

Item 5.     Other Information

During the three months ended March 31, 2024, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

On September 25, 2023, the Corporation entered into a Rule 10b5-1 Issuer Repurchase Plan with a registered broker to effect repurchases of the Corporation’s common stock under the Corporation’s treasury stock repurchase program. The 10b5-1 issuer repurchase plan will terminate upon the earlier of all 750,000 shares of common stock authorized for repurchase having been repurchased or September 22, 2026.

.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6.       Exhibits

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of The Corporation’s Form 10-Q filed May 6, 2022

3.2	By-laws	Incorporated by reference to Exhibit 3.1 of The Corporation’s Form 8-K filed February 18, 2022

31.	Rule 13a-14(a)/15d-14(a) certifications:

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32.	Section 1350 certifications	Filed herewith

101.INS	Inline XBRL Instance Document.	Filed herewith

101.SCH	Inline XBRL Schema Document.	Filed herewith

101.CAL	Inline XBRL Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Presentation Linkbase Document.	Filed herewith

104	The cover page of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (contained in Exhibit 101).	Filed herewith

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

May 7, 2024	By: /s/ J. Bradley Scovill
Date	President and Chief Executive Officer

May 7, 2024	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer