Form 10-Q
period 2024-06-30
CITIZENS & NORTHERN CORP
filed 2024-08-07
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	15,392,444 Shares Outstanding on July 31, 2024

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data) (Unaudited)

	June 30,	December 31,
(In Thousands, Except Share and Per Share Data)	2024	2023
ASSETS
Cash and due from banks:
Noninterest-bearing	$26,539	$24,855
Interest-bearing	73,873	32,023
Total cash and due from banks	100,412	56,878
Available-for-sale debt securities, at fair value	401,145	415,755

Loans receivable	1,893,207	1,848,139
Allowance for credit losses	(20,382)	(19,208)
Loans, net	1,872,825	1,828,931

Bank-owned life insurance	50,301	63,674
Accrued interest receivable	9,165	9,140
Bank premises and equipment, net	21,966	21,632
Foreclosed assets held for sale	181	478
Deferred tax asset, net	18,375	17,441
Goodwill	52,505	52,505
Core deposit intangibles, net	2,274	2,469
Other assets	63,973	46,681
TOTAL ASSETS	$2,593,122	$2,515,584

LIABILITIES
Deposits:
Noninterest-bearing	$501,774	$490,554
Interest-bearing	1,557,535	1,524,252
Total deposits	2,059,309	2,014,806
Short-term borrowings	16,874	33,874
Long-term borrowings - FHLB advances	185,649	138,337
Senior notes, net	14,865	14,831
Subordinated debt, net	24,773	24,717
Accrued interest and other liabilities	28,431	26,638
TOTAL LIABILITIES	2,329,901	2,253,203

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 30,000,000 shares;
issued 16,030,172 and outstanding 15,375,982 at June 30, 2024;
issued 16,030,172 and outstanding 15,295,135 at December 31, 2023	16,030	16,030
Paid-in capital	143,352	144,388
Retained earnings	159,859	157,028
Treasury stock, at cost; 654,190 shares at June 30, 2024 and 735,037
shares at December 31, 2023	(14,659)	(16,628)
Accumulated other comprehensive loss	(41,361)	(38,437)
TOTAL STOCKHOLDERS' EQUITY	263,221	262,381
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,593,122	$2,515,584

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income

(In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In Thousands, Except Per Share Data)	2024	2023	2024	2023
INTEREST INCOME
Interest and fees on loans:
Taxable	$27,490	$24,362	$54,193	$46,793
Tax-exempt	594	564	1,139	1,135
Income from available-for-sale debt securities:
Taxable	2,137	2,152	4,273	4,363
Tax-exempt	560	610	1,113	1,250
Other interest and dividend income	545	323	944	609
Total interest and dividend income	31,326	28,011	61,662	54,150
INTEREST EXPENSE
Interest on deposits	9,314	5,099	18,205	8,329
Interest on short-term borrowings	360	1,144	957	2,241
Interest on long-term borrowings - FHLB advances	1,855	1,056	3,311	1,737
Interest on senior notes, net	120	119	240	239
Interest on subordinated debt, net	232	231	463	461
Total interest expense	11,881	7,649	23,176	13,007
Net interest income	19,445	20,362	38,486	41,143
Provision for credit losses	565	812	1,519	460
Net interest income after provision for credit losses	18,880	19,550	36,967	40,683
NONINTEREST INCOME
Trust revenue	2,014	1,804	3,911	3,581
Brokerage and insurance revenue	527	365	1,066	795
Service charges on deposit accounts	1,472	1,388	2,790	2,678
Interchange revenue from debit card transactions	1,089	1,010	2,102	2,017
Net gains from sale of loans	235	139	426	213
Loan servicing fees, net	130	190	360	312
Increase in cash surrender value of life insurance	444	152	914	290
Other noninterest income	1,943	1,587	2,960	2,358
Realized (losses) gains on available-for-sale debt securities, net	0	(1)	0	6
Total noninterest income	7,854	6,634	14,529	12,250
NONINTEREST EXPENSE
Salaries and employee benefits	11,023	10,777	22,585	22,204
Net occupancy and equipment expense	1,333	1,323	2,783	2,725
Data processing and telecommunications expense	2,003	1,900	3,995	3,836
Automated teller machine and interchange expense	473	395	960	870
Pennsylvania shares tax	434	404	867	807
Professional fees	552	564	1,070	1,501
Other noninterest expense	3,437	3,359	5,299	5,866
Total noninterest expense	19,255	18,722	37,559	37,809
Income before income tax provision	7,479	7,462	13,937	15,124
Income tax provision	1,366	1,419	2,518	2,828
NET INCOME	$6,113	$6,043	$11,419	$12,296
EARNINGS PER COMMON SHARE - BASIC	$0.40	$0.39	$0.74	$0.80
EARNINGS PER COMMON SHARE - DILUTED	$0.40	$0.39	$0.74	$0.80

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income

(In Thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In Thousands)	2024	2023	2024	2023
Net income	$6,113	$6,043	$11,419	$12,296

Available-for-sale debt securities:
Unrealized holding (losses) gains on available-for-sale debt securities	(812)	(6,663)	(3,586)	2,330
Reclassification adjustment for losses (gains) realized in income	0	1	0	(6)
Other comprehensive (loss) income on available-for-sale debt securities	(812)	(6,662)	(3,586)	2,324

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	0	0	394	(8)
Amortization of prior service cost and net actuarial loss and curtailment gain included in net periodic benefit cost	(20)	(14)	(510)	(28)
Other comprehensive loss on pension and postretirement obligations	(20)	(14)	(116)	(36)

Other comprehensive (loss) income before income tax	(832)	(6,676)	(3,702)	2,288
Income tax related to other comprehensive loss (income)	177	1,400	778	(483)

Net other comprehensive (loss) income	(655)	(5,276)	(2,924)	1,805

Comprehensive income	$5,458	$767	$8,495	$14,101

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	Six Months Ended
	June 30,	June 30,
(In Thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,419	$12,296
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,519	460
Realized gains on available-for-sale debt securities, net	0	(6)
Net amortization of securities	862	1,038
Increase in cash surrender value of life insurance	(914)	(290)
Depreciation and amortization of bank premises and equipment	1,054	1,104
Net accretion of purchase accounting adjustments	(128)	(158)
Stock-based compensation	716	695
Deferred income taxes	(156)	153
Decrease in fair value of servicing rights	43	95
Net gains from sale of loans	(426)	(213)
Origination of loans held for sale	(13,829)	(6,552)
Proceeds from sales of loans held for sale	13,033	6,768
Increase in accrued interest receivable and other assets	(300)	(351)
Increase in accrued interest payable and other liabilities	1,363	2,291
Other	106	13
Net Cash Provided by Operating Activities	14,362	17,343
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	250	1,750
Proceeds from sales of available-for-sale debt securities	0	18,357
Proceeds from calls and maturities of available-for-sale debt securities	18,174	35,273
Purchase of available-for-sale debt securities	(8,012)	(2,000)
Redemption of Federal Home Loan Bank of Pittsburgh stock	5,241	12,975
Purchase of Federal Home Loan Bank of Pittsburgh stock	(6,491)	(13,577)
Purchase of Federal Reserve Bank stock	(24)	0
Net increase in loans	(45,120)	(73,725)
Purchase of premises and equipment	(1,404)	(551)
Proceeds from sale of foreclosed assets	293	0
Other	28	109
Net Cash Used in Investing Activities	(37,065)	(21,389)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	44,507	12,545
Net decrease in short-term borrowings	(17,000)	(48,631)
Proceeds from long-term borrowings - FHLB advances	59,386	60,000
Repayments of long-term borrowings - FHLB advances	(12,055)	(7,052)
Purchases of treasury stock	(595)	(6,500)
Common dividends paid	(7,756)	(7,852)
Net Cash Provided by Financing Activities	66,487	2,510
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,784	(1,536)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	52,778	47,698
CASH AND CASH EQUIVALENTS, END OF PERIOD	$96,562	$46,162
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Decrease in accrued purchase of available-for-sale debt securities	$0	$(2,000)
Assets acquired through foreclosure of real estate loans	$0	$184
Increase in other assets from surrender of bank-owned life insurance	$14,289	$0
Leased assets obtained in exchange for new operating lease liabilities	$187	0
Interest paid	$22,399	$12,379
Income taxes paid	$2,716	$2,807

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data) (Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Three Months Ended June 30, 2024	Shares	Shares	Stock	Capital	Earnings	Loss	Stock	Total
Balance, March 31, 2024	16,030,172	652,107	$16,030	$143,016	$158,051	$(40,706)	$(14,735)	$261,656
Net income					6,113			6,113
Other comprehensive loss, net						(655)		(655)
Cash dividends declared on common stock, $.28 per share					(4,305)			(4,305)
Shares issued for dividend reinvestment plan		(21,902)		(90)			495	405
Forfeiture of restricted stock		1,489		36			(36)	0
Stock-based compensation expense				390				390
Treasury stock purchases		22,496					(383)	(383)
Balance, June 30, 2024	16,030,172	654,190	$16,030	$143,352	$159,859	$(41,361)	$(14,659)	$263,221

Three Months Ended June 30, 2023
Balance, March 31, 2023	16,030,172	545,137	$16,030	$143,395	$151,990	$(42,797)	$(13,050)	$255,568
Net income					6,043			6,043
Other comprehensive loss, net						(5,276)		(5,276)
Cash dividends declared on common stock, $.28 per share					(4,308)			(4,308)
Shares issued for dividend reinvestment plan		(22,992)		(117)			524	407
Forfeiture of restricted stock		2,744		65			(65)	0
Stock-based compensation expense				318				318
Treasury stock purchases		237,187					(4,635)	(4,635)
Balance, June 30, 2023	16,030,172	762,076	$16,030	$143,661	$153,725	$(48,073)	$(17,226)	$248,117

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Six Months Ended June 30, 2024	Shares	Shares	Stock	Capital	Earnings	Loss	Stock	Total
Balance, December 31, 2023	16,030,172	735,037	$16,030	$144,388	$157,028	$(38,437)	$(16,628)	$262,381
Net income					11,419			11,419
Other comprehensive loss, net						(2,924)		(2,924)
Cash dividends declared on common stock, $.56 per share					(8,588)			(8,588)
Shares issued for dividend reinvestment plan		(42,788)		(156)			968	812
Restricted stock granted		(72,860)		(1,646)			1,646	0
Forfeiture of restricted stock		2,076		50			(50)	0
Stock-based compensation expense				716				716
Purchase of restricted stock for tax withholding		10,229					(212)	(212)
Treasury stock purchases		22,496					(383)	(383)
Balance, June 30, 2024	16,030,172	654,190	$16,030	$143,352	$159,859	$(41,361)	$(14,659)	$263,221

Six Months Ended June 30, 2023
Balance, December 31, 2022	16,030,172	511,353	$16,030	$143,950	$151,743	$(49,878)	$(12,520)	$249,325
Adoption of ASU 2016-13 (CECL)					(1,652)			(1,652)
Net income					12,296			12,296
Other comprehensive income, net						1,805		1,805
Cash dividends declared on common stock, $.56 per share					(8,662)			(8,662)
Shares issued for dividend reinvestment plan		(40,687)		(146)			956	810
Restricted stock granted		(53,788)		(1,314)			1,314	0
Forfeiture of restricted stock		21,966		476			(476)	0
Stock-based compensation expense				695				695
Purchase of restricted stock for tax withholding		8,615					(203)	(203)
Treasury stock purchases		314,617					(6,297)	(6,297)
Balance, June 30, 2023	16,030,172	762,076	$16,030	$143,661	$153,725	$(48,073)	$(17,226)	$248,117

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

Operating results reported for the six-month period ended June 30, 2024 might not be indicative of the results for the year ending December 31, 2024. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

(In Thousands, Except Share and Per Share Data)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Basic
Net income	$6,113	$6,043	$11,419	$12,296
Less: Dividends and undistributed earnings allocated to participating securities	(47)	(47)	(86)	(99)
Net income attributable to common shares	$6,066	$5,996	$11,333	$12,197
Basic weighted-average common shares outstanding	15,264,533	15,231,505	15,247,557	15,320,101
Basic earnings per common share (a)	$0.40	$0.39	$0.74	$0.80
Diluted
Net income attributable to common shares	$6,066	$5,996	$11,333	$12,197
Basic weighted-average common shares outstanding	15,264,533	15,231,505	15,247,557	15,320,101
Dilutive effect of potential common stock arising from stock options	0	0	0	265
Diluted weighted-average common shares outstanding	15,264,533	15,231,505	15,247,557	15,320,366
Diluted earnings per common share (a)	$0.40	$0.39	$0.74	$0.80
Weighted-average nonvested restricted shares outstanding	118,605	120,300	115,844	124,343
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the consolidated statements of income, less earnings allocated to non-vested restricted shares with nonforfeitable dividends (participating securities).

Anti-dilutive stock options are excluded from earnings per share calculations. There were no anti-dilutive instruments outstanding in the three-month and six-month periods ended June 30, 2024. The weighted-average number of anti-dilutive instruments outstanding was 8,988 in the three-month period ended June 30, 2023 and 0 in the six-month period ended June 30, 2023.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended June 30, 2024
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(812)	$173	$(639)
Reclassification adjustment for (gains) realized in income	0	0	0
Other comprehensive loss from available-for-sale debt securities	(812)	173	(639)
Unfunded pension and postretirement obligations:
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(20)	4	(16)
Other comprehensive loss on unfunded retirement obligations	(20)	4	(16)
Total other comprehensive loss	$(832)	$177	$(655)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended June 30, 2023
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(6,663)	$1,397	$(5,266)
Reclassification adjustment for losses realized in income	1	0	1
Other comprehensive loss from available-for-sale debt securities	(6,662)	1,397	(5,265)
Unfunded pension and postretirement obligations:
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(14)	3	(11)
Other comprehensive loss on unfunded retirement obligations	(14)	3	(11)
Total other comprehensive loss	$(6,676)	$1,400	$(5,276)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2024
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(3,586)	754	$(2,832)
Reclassification adjustment for (gains) realized in income	0	0	0
Other comprehensive loss from available-for-sale debt securities	(3,586)	754	(2,832)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	394	(83)	311
Amortization of prior service cost and net actuarial loss and curtailment gain included in net periodic benefit cost	(510)	107	(403)
Other comprehensive loss on unfunded retirement obligations	(116)	24	(92)
Total other comprehensive loss	$(3,702)	$778	$(2,924)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2023
Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$2,330	$(491)	$1,839
Reclassification adjustment for (gains) realized in income	(6)	1	(5)
Other comprehensive income from available-for-sale debt securities	2,324	(490)	1,834
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	(8)	1	(7)
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(28)	6	(22)
Other comprehensive income on unfunded retirement obligations	(36)	7	(29)
Total other comprehensive income	$2,288	$(483)	$1,805

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amounts shown in the table immediately above are included in the following line items in the consolidated statements of income:

Affected Line Item in the
Description	Consolidated Statements of Income
Reclassification adjustment for (gains) losses realized in income (before-tax)	Realized (losses) gains on available-for-sale debt securities, net
Amortization of prior service cost and net actuarial loss and curtailment gain included in net periodic benefit cost (before-tax)	Other noninterest expense
Income tax effect	Income tax provision

Changes in the components of accumulated other comprehensive (loss) income are as follows and are presented net of tax:

(In Thousands)	Unrealized		Accumulated
	(Losses)	Unfunded	Other
	Gains	Retirement	Comprehensive
	on Securities	Obligations	(Loss) Income
Three Months Ended June 30, 2024
Balance, beginning of period	$(41,071)	$365	$(40,706)
Other comprehensive loss during three months ended June 30, 2024	(639)	(16)	(655)
Balance, end of period	$(41,710)	$349	$(41,361)

Three Months Ended June 30, 2023
Balance, beginning of period	$(43,271)	$474	$(42,797)
Other comprehensive loss during three months ended June 30, 2023	(5,265)	(11)	(5,276)
Balance, end of period	$(48,536)	$463	$(48,073)

(In Thousands)	Unrealized		Accumulated
	(Losses)	Unfunded	Other
	Gains	Retirement	Comprehensive
	on Securities	Obligations	(Loss) Income
Six Months Ended June 30, 2024
Balance, beginning of period	$(38,878)	$441	$(38,437)
Other comprehensive loss during six months ended June 30, 2024	(2,832)	(92)	(2,924)
Balance, end of period	$(41,710)	$349	$(41,361)

Six Months Ended June 30, 2023
Balance, beginning of period	$(50,370)	$492	$(49,878)
Other comprehensive income during six months ended June 30, 2023	1,834	(29)	1,805
Balance, end of period	$(48,536)	$463	$(48,073)

4. CASH AND DUE FROM BANKS

Cash and due from banks at June 30, 2024 and December 31, 2023 include the following:

(In Thousands)	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$96,562	$52,778
Certificates of deposit	3,850	4,100
Total cash and due from banks	$100,412	$56,878

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

5. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at June 30, 2024 and December 31, 2023 are summarized as follows:

(In Thousands)	June 30, 2024
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$10,323	$0	$(1,066)	$9,257
Obligations of U.S. Government agencies	10,582	0	(1,232)	9,350
Bank holding company debt securities	28,955	0	(5,298)	23,657
Obligations of states and political subdivisions:
Tax-exempt	113,659	247	(11,886)	102,020
Taxable	56,294	0	(8,813)	47,481
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	104,708	0	(10,834)	93,874
Residential collateralized mortgage obligations	46,623	0	(4,058)	42,565
Commercial mortgage-backed securities	74,510	0	(9,792)	64,718
Private label commercial mortgage-backed securities	8,290	0	(67)	8,223
Total available-for-sale debt securities	$453,944	$247	$(53,046)	$401,145

(In Thousands)	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$12,325	$0	$(1,035)	$11,290
Obligations of U.S. Government agencies	11,119	0	(1,173)	9,946
Bank holding company debt securities	28,952	0	(5,452)	23,500
Obligations of states and political subdivisions:
Tax-exempt	113,464	311	(9,576)	104,199
Taxable	58,720	0	(8,609)	50,111
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	105,549	40	(10,184)	95,405
Residential collateralized mortgage obligations	50,212	0	(3,750)	46,462
Commercial mortgage-backed securities	76,412	0	(9,730)	66,682
Private label commercial mortgage-backed securities	8,215	0	(55)	8,160
Total available-for-sale debt securities	$464,968	$351	$(49,564)	$415,755

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions aggregated by length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023 for which an allowance for credit losses has not been recorded:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

June 30, 2024	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$0	$0	$9,257	(1,066)	$9,257	$(1,066)
Obligations of U.S. Government agencies	0	0	9,350	(1,232)	9,350	(1,232)
Bank holding company debt securities	0	0	23,657	(5,298)	23,657	(5,298)
Obligations of states and political subdivisions:
Tax-exempt	1,921	(23)	95,837	(11,863)	97,758	(11,886)
Taxable	0	0	47,481	(8,813)	47,481	(8,813)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	13,586	(111)	80,288	(10,723)	93,874	(10,834)
Residential collateralized mortgage obligations	12,945	(160)	29,620	(3,898)	42,565	(4,058)
Commercial mortgage-backed securities	0	0	64,718	(9,792)	64,718	(9,792)
Private label commercial mortgage-backed securities	0	0	8,223	(67)	8,223	(67)
Total	$28,452	$(294)	$368,431	$(52,752)	$396,883	$(53,046)

December 31, 2023	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$0	$0	$11,290	$(1,035)	$11,290	$(1,035)
Obligations of U.S. Government agencies	1,595	(9)	8,351	(1,164)	9,946	(1,173)
Bank holding company debt securities	0	0	23,500	(5,452)	23,500	(5,452)
Obligations of states and political subdivisions:
Tax-exempt	3,257	(24)	96,758	(9,552)	100,015	(9,576)
Taxable	0	0	49,961	(8,609)	49,961	(8,609)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	3,334	(27)	84,297	(10,157)	87,631	(10,184)
Residential collateralized mortgage obligations	3,588	(2)	32,808	(3,748)	36,396	(3,750)
Commercial mortgage-backed securities	2,327	(16)	64,355	(9,714)	66,682	(9,730)
Private label commercial mortgage-backed securities	8,160	(55)	0	0	8,160	(55)
Total	$22,261	$(133)	$371,320	$(49,431)	$393,581	$(49,564)

Gross realized gains and losses from available-for-sale debt securities were as follows:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Gross realized gains from sales	$0	$9	$0	$89
Gross realized losses from sales	0	(10)	0	(83)
Net realized (losses) gains	$0	$(1)	$0	$6

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of June 30, 2024. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	June 30, 2024
	Amortized	Fair
	Cost	Value
Due in one year or less	$10,983	$10,847
Due from one year through five years	29,973	27,736
Due from five years through ten years	77,475	67,081
Due after ten years	101,382	86,101
Sub-total	219,813	191,765
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	104,708	93,874
Residential collateralized mortgage obligations	46,623	42,565
Commercial mortgage-backed securities	74,510	64,718
Private label commercial mortgage-backed securities	8,290	8,223
Total	$453,944	$401,145

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

Investment securities carried at $178,513,000 at June 30, 2024 and $232,437,000 at December 31, 2023 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements.

A summary of information management considered in evaluating debt and equity securities for credit losses at June 30, 2024 and December 31, 2023 is provided below.

Debt Securities

As reflected in the table above, gross unrealized holding losses on available-for-sale debt securities totaled $53,046,000 at June 30, 2024 and $49,564,000 at December 31, 2023. At June 30, 2024, the Corporation does not have the intent to sell, nor is it more likely than not it will be required to sell, these securities before it is able to recover the amortized cost basis. The unrealized holding losses were consistent with significant increases in market interest rates that have occurred subsequent to the purchase of most of the securities.

At June 30, 2024 and December 31, 2023, management performed an assessment for possible credit losses of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. At June 30, 2024 and December 31, 2023, all of the Corporation’s holdings of bank holding company debt securities, obligations of states and political subdivisions and private label commercial mortgage-backed securities were investment grade and there have been no payment defaults.

Based on the results of the assessment, there was no allowance for credit losses (“ACL”) required on available-for-sale debt securities in an unrealized loss position at June 30, 2024 and December 31, 2023.

Equity Securities

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in other assets in the consolidated balance sheets, was $16,464,000 at June 30, 2024 and $15,214,000 at December 31, 2023. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at June 30, 2024 and December 31, 2023. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

In July 2023, C&N Bank became a member of the Federal Reserve System.  As a member, C&N Bank is required to purchase and maintain stock in the Federal Reserve Bank of Philadelphia. There is no active market for Federal Reserve Bank stock, and it must ordinarily be redeemed by the Federal Reserve Bank of Philadelphia in order to be liquidated. C&N Bank’s investment in Federal Reserve Bank stock, included in other assets in the consolidated balance sheets, was $6,276,000 at June 30, 2024 and $6,252,000 at December 31, 2023.

The Corporation has a marketable equity security included in other assets in the consolidated balance sheets with a carrying value of $858,000 at June 30, 2024 and $871,000 December 31, 2023, consisting exclusively of one mutual fund. There was an unrealized loss on the mutual fund of $142,000 at June 30, 2024 and $129,000 at December 31, 2023. Changes in the unrealized gains or losses on this security, which are included in other noninterest income in the consolidated statements of income, were a loss of $9,000 in the second quarter 2024, a loss of $14,000 in the second quarter 2023, a loss of $13,000 in the six-month period ended June 30, 2024 and no net gain or loss in the six-month period ended June 30, 2023.

6. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable at June 30, 2024 and December 31, 2023 are summarized as follows:

Summary of Loans by Type

(In Thousands)

	June 30,	December 31,
	2024	2023
Commercial real estate - non-owner occupied	$723,964	$737,342
Commercial real estate - owner occupied	267,169	237,246
All other commercial loans	431,106	399,693
Residential mortgage loans	409,824	413,714
Consumer loans	61,144	60,144
Total	1,893,207	1,848,139
Less: allowance for credit losses on loans	(20,382)	(19,208)
Loans, net	$1,872,825	$1,828,931

In the table above, outstanding loan balances are presented net of deferred loan origination fees, net, of $4,475,000 at June 30, 2024 and $4,459,000 at December 31, 2023.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables presents an analysis of past due loans as of June 30, 2024 and December 31, 2023:

(In Thousands)	As of June 30, 2024
	Past Due	Past Due
	30-89	90+	Nonaccrual	Current	Total
	Days	Days	Loans	Loans	Loans
Commercial real estate - non-owner occupied	$0	$0	$8,527	$715,437	$723,964
Commercial real estate - owner occupied	470	0	2,506	264,193	267,169
All other commercial loans	63	0	4,147	426,896	431,106
Residential mortgage loans	1,967	0	4,077	403,780	409,824
Consumer loans	588	20	322	60,214	61,144
Total	$3,088	$20	$19,579	$1,870,520	$1,893,207

(In Thousands)	As of December 31, 2023
	Past Due	Past Due
	30-89	90+	Nonaccrual	Current	Total
	Days	Days	Loans	Loans	Loans
Commercial real estate - non-owner occupied	$2,215	$126	$8,412	$726,589	$737,342
Commercial real estate - owner occupied	849	0	1,575	234,822	237,246
All other commercial loans	229	2,593	1,323	395,548	399,693
Residential mortgage loans	5,365	326	3,627	404,396	413,714
Consumer loans	617	145	240	59,142	60,144
Total	$9,275	$3,190	$15,177	$1,820,497	$1,848,139

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents the recorded investment in loans by credit quality indicators by year of origination as of June 30, 2024:

(In Thousands)	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial real estate - non-owner occupied
Pass	$22,989	$97,139	$158,754	$85,497	$54,040	$266,691	$0	$685,110
Special Mention	0	0	18,656	2,388	0	5,719	0	26,763
Substandard	0	0	64	0	0	12,027	0	12,091
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - non-owner occupied	$22,989	$97,139	$177,474	$87,885	$54,040	$284,437	$0	$723,964

Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$117	$0	$117

Commercial real estate - owner occupied
Pass	$19,381	$34,188	$53,368	$50,680	$12,129	$85,680	$0	$255,426
Special Mention	0	0	0	0	0	165	0	165
Substandard	0	5,216	738	2,467	0	3,157	0	11,578
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - owner occupied	$19,381	$39,404	$54,106	$53,147	$12,129	$89,002	$0	$267,169

Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0

All other commercial loans
Pass	$31,494	$66,797	$78,764	$51,753	$24,537	$29,004	$120,166	$402,515
Special Mention	411	0	9,039	0	31	310	392	10,183
Substandard	0	0	1,242	5,146	325	1,387	10,308	18,408
Doubtful	0	0	0	0	0	0	0	0
Total all other commercial loans	$31,905	$66,797	$89,045	$56,899	$24,893	$30,701	$130,866	$431,106

Year-to-date gross charge-offs	$0	$0	$0	$60	$0	$0	$0	$60

Residential mortgage loans
Pass	$18,229	$55,539	$83,693	$52,879	$37,745	$156,960	$0	$405,045
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	32	0	85	4,662	0	4,779
Doubtful	0	0	0	0	0	0	0	0
Total residential mortgage loans	$18,229	$55,539	$83,725	$52,879	$37,830	$161,622	$0	$409,824

Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0

Consumer loans
Pass	$2,758	$4,606	$3,639	$1,417	$966	$817	$46,435	$60,638
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	7	0	56	443	506
Doubtful	0	0	0	0	0	0	0	0
Total consumer loans	$2,758	$4,606	$3,639	$1,424	$966	$873	$46,878	$61,144

Year-to-date gross charge-offs	$0	$67	$115	$0	$8	$0	$49	$239

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents the recorded investment in loans by credit quality indicators by year of origination as of December 31, 2023:

	Term Loans by Year of Origination
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial real estate - non-owner occupied
Pass	$96,615	$167,484	$89,582	$55,390	$80,020	$207,017	0	696,108
Special Mention	0	20,072	2,446	0	116	6,188	0	28,822
Substandard	0	0	0	18	566	11,828	0	12,412
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - non-owner occupied	$96,615	$187,556	$92,028	$55,408	$80,702	$225,033	$0	$737,342

Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - owner occupied
Pass	$33,761	$37,429	$52,090	$12,858	$17,505	$71,775	$0	$225,418
Special Mention	104	746	0	0	0	166	0	1,016
Substandard	5,200	0	2,567	0	0	3,045	0	10,812
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - owner occupied	$39,065	$38,175	$54,657	$12,858	$17,505	$74,986	$0	$237,246

Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0

All other commercial loans
Pass	$58,393	$90,560	$51,813	$27,718	$16,421	$24,326	$107,234	$376,465
Special Mention	0	2,690	5,043	8	0	794	301	8,836
Substandard	0	1,267	1,250	453	679	1,085	9,658	14,392
Doubtful	0	0	0	0	0	0	0	0
Total all other commercial loans	$58,393	$94,517	$58,106	$28,179	$17,100	$26,205	$117,193	$399,693

Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$12	$12

Residential mortgage loans
Pass	$57,300	$87,519	$56,183	$39,411	$32,401	$135,546	$0	$408,360
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	285	369	4,700	0	5,354
Doubtful	0	0	0	0	0	0	0	0
Total residential mortgage loans	$57,300	$87,519	$56,183	$39,696	$32,770	$140,246	$0	$413,714

Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$33	$0	$33

Consumer loans
Pass	$6,020	$4,664	$1,944	$1,205	$175	$913	$44,312	$59,233
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	5	11	1	58	836	911
Doubtful	0	0	0	0	0	0	0	0
Total consumer loans	$6,020	$4,664	$1,949	$1,216	$176	$971	$45,148	$60,144

Year-to-date gross charge-offs	$0	$149	$0	$18	$3	$3	$138	$311

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables are a summary of the Corporation’s nonaccrual loans by major categories for the periods indicated.

	June 30, 2024
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
(In Thousands)	No Allowance	with an Allowance	Loans
Commercial real estate - non-owner occupied	$4,642	$3,885	$8,527
Commercial real estate - owner occupied	2,228	278	2,506
All other commercial loans	1,697	2,450	4,147
Residential mortgage loans	4,077	0	4,077
Consumer loans	322	0	322
Total	$12,966	$6,613	$19,579

	December 31, 2023
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
(In Thousands)	No Allowance	with an Allowance	Loans
Commercial real estate - non-owner occupied	$1,111	$7,301	$8,412
Commercial real estate - owner occupied	1,281	294	1,575
All other commercial loans	1,132	191	1,323
Residential mortgage loans	3,627	0	3,627
Consumer loans	240	0	240
Total	$7,391	$7,786	$15,177

The Corporation recognized interest income on nonaccrual loans of $285,000 and $516,000 in the three and six months ended June 30, 2024 and $196,000 and $427,000 in the three and six months ended June 30, 2023.

The following table represents the accrued interest receivable written off by reversing interest income during the three-month and six-month periods ended June 30, 2024 and 2023:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In Thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Commercial real estate - non-owner occupied	$7	$0	$19	$26
Commercial real estate - owner occupied	10	0	10	0
All other commercial loans	2	0	118	0
Residential mortgage loans	5	3	18	6
Consumer loans	2	0	4	2
Total	$26	$3	$169	$34

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

The following table details the amortized cost of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses on loans allocated to these loans:

	June 30, 2024		December 31, 2023
	Amortized		Amortized
(In Thousands)	Cost	Allowance	Cost	Allowance
Commercial real estate - non-owner occupied	$8,526	$493	$8,412	$648
Commercial real estate - owner occupied	2,507	234	1,575	5
All other commercial loans	4,147	503	1,277	90
Total	$15,180	$1,230	$11,264	$743

The following table summarizes the activity related to the allowance for credit losses for the three and six months ended June 30, 2024 and 2023.

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Total
Balance, March 31, 2024	$12,533	$2,718	$3,580	$769	$423	$20,023
Charge-offs	(117)	0	0	0	(119)	(236)
Recoveries	0	0	15	0	14	29
Provision (credit) for credit losses on loans	(239)	183	83	343	196	566
Balance, June 30, 2024	$12,177	$2,901	$3,678	$1,112	$514	$20,382

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Total
Balance, December 31, 2023	$12,010	$2,116	$2,918	$1,764	$400	$19,208
Charge-offs	(117)	0	(60)	0	(239)	(416)
Recoveries	0	0	35	3	26	64
Provision (credit) for credit losses on loans	284	785	785	(655)	327	1,526
Balance, June 30, 2024	$12,177	$2,901	$3,678	$1,112	$514	$20,382

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Total
Balance, March 31, 2023	$9,654	$1,942	$3,580	$2,864	$306	$18,346
Charge-offs	0	0	0	(14)	(120)	(134)
Recoveries	0	0	0	1	7	8
Provision (credit) for credit losses on loans	949	83	106	(387)	85	836
Balance, June 30, 2023	$10,603	$2,025	$3,686	$2,464	$278	$19,056

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Unallocated	Total
Balance, December 31, 2022	$6,305	$1,942	$4,142	$2,751	$475	$1,000	$16,615
Adoption of ASU 2016-13 (CECL)	3,763	7	(88)	(344)	(234)	(1,000)	2,104
Charge-offs	0	0	(5)	(33)	(163)	0	(201)
Recoveries	0	0	0	2	12	0	14
Provision (credit) for credit losses on loans	535	76	(363)	88	188	0	524
Balance, June 30, 2023	$10,603	$2,025	$3,686	$2,464	$278	$0	$19,056

Modifications Made to Borrowers Experiencing Financial Difficulty

The Corporation closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. During the three and six months ended June 30, 2024 and June 30, 2023, the Corporation had no modifications to borrowers experiencing financial difficulty.

The Corporation closely monitors the performance of the loans modified to borrowers experiencing financial difficultly to understand the effectiveness of its modification efforts. The following table depicts the performance of two loans which were in non-accrual status at June 30, 2024 that were modified in the past twelve months:

(In Thousands)	Payment Status (Amortized Costs Basis)
June 30, 2024	Current	90+ Days Past Due	Total
Commercial real estate - non-owner occupied:
Non-owner occupied	$2,504	$1,381	$3,885

The loan that was past due more than 90 days in the table above was in default with its modified terms at June 30, 2024.

At June 30, 2024 and December 31, 2023, the Corporation had no commitments to lend any additional funds on modified loans. Except as described above, at June 30, 2024 and June 30, 2023, the Corporation had no loans that defaulted during the period and had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification.

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

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	June 30,	December 31,
	2024	2023
Residential real estate in process of foreclosure	$690	$1,227

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The contract amounts of these financial instruments at June 30, 2024 and December 31, 2023 are as follows:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	June 30,	Dec. 31,
(In Thousands)	2024	2023
Commitments to extend credit	$387,563	$395,997
Standby letters of credit	57,532	19,158

The Corporation maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, commercial letters of credit and credit enhancement obligations related to residential mortgage loans sold with recourse, when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. The allowance for credit losses for off-balance sheet exposures of $683,000 at June 30, 2024 and $690,000 at December 31, 2023, is included in accrued interest and other liabilities on the unaudited consolidated balance sheets.

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet exposures for the three and six months ended June 30, 2024 and 2023:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(In Thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Beginning Balance	$684	$1,178	$690	$425
Adjustment to allowance for off-balance sheet exposures for adoption of ASU 2016-13	0	0	0	793
Credit for unfunded commitments	(1)	(24)	(7)	(64)
Ending Balance, June 30	$683	$1,154	$683	$1,154

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. At June 30, 2024 and December 31, 2023, the net carrying value of goodwill was $52,505,000.

Information related to core deposit intangibles is as follows:

(In Thousands)	June 30,	December 31,
	2024	2023
Gross amount	$6,639	$6,639
Accumulated amortization	(4,365)	(4,170)
Net	$2,274	$2,469

Amortization expense related to core deposit intangibles is included in other noninterest expense in the consolidated statements of income, as follows:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Amortization expense	$98	$102	$195	$204

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

8. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	June 30,	December 31,
	2024	2023
FHLB-Pittsburgh borrowings	$15,000	$31,500
Customer repurchase agreements	1,874	2,374
Total short-term borrowings	$16,874	$33,874

The Corporation had available credit with other correspondent banks totaling $75,000,000 at June 30, 2024 and December 31, 2023. These lines of credit are primarily unsecured. No amounts were outstanding at June 30, 2024 or December 31, 2023.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At June 30, 2024, the Corporation had available credit in the amount of $18,884,000 on this line with no outstanding advances. At December 31, 2023, the Corporation had available credit in the amount of $19,982,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with a carrying value of $19,718,000 at June 30, 2024 and $20,829,000 at December 31, 2023.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at June 30, 2024 and December 31, 2023. The carrying value of the underlying securities was $1,880,000 at June 30, 2024 and $2,400,000 at December 31, 2023.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $1,347,570,000 at June 30, 2024 and $1,323,008,000 at December 31, 2023. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in other assets in the consolidated balance sheets) were $16,464,000 at June 30, 2024 and $15,214,000 at December 31, 2023. The Corporation’s total credit facility with FHLB-Pittsburgh was $943,575,000 at June 30, 2024, including an unused (available) amount of $719,722,000. At December 31, 2023, the Corporation’s total credit facility with FHLB-Pittsburgh was $926,845,000, including an unused (available) amount of $737,824,000.

At June 30, 2024, short-term borrowings included short-term advances maturing in the third and fourth quarters of 2024 totaling $15,000,000 with a weighted average interest rate of 5.32%. At December 31, 2023, short-term borrowings included an overnight borrowing from FHLB-Pittsburgh of $6,500,000 at an interest rate of 5.68% and short-term advances maturing in the first quarter 2024 totaling $25,000,000 with a weighted average interest rate of 5.60%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

LONG-TERM BORROWINGS – FHLB ADVANCES

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	June 30,	December 31,
	2024	2023
Loans maturing in 2024 with a weighted-average rate of 2.96%	20,142	32,161
Loans maturing in 2025 with a weighted-average rate of 4.30%	44,572	44,627
Loans maturing in 2026 with a weighted-average rate of 4.61%	48,018	35,518
Loans maturing in 2027 with a weighted-average rate of 4.24%	34,571	24,031
Loans maturing in 2028 with a weighted-average rate of 4.30%	26,027	2,000
Loans maturing in 2029 with a weighted-average rate of 4.42%	12,319	0
Total long-term FHLB-Pittsburgh borrowings	$185,649	$138,337

Note: Weighted-average rates are presented as of June 30, 2024.

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

The Senior Notes were recorded, net of debt issuance costs of $337,000, at an initial carrying amount of $14,663,000. Debt issuance costs are amortized over the term of the Senior Notes as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Senior Notes totaling $17,000 in the second quarter 2024 and $34,000 for the six-month ended June 30, 2024, and $17,000 in the second quarter 2023 and $33,000 for the six-month ended June 30, 2023, was included in interest expense in the unaudited consolidated statements of income.

At June 30, 2024 and December 31, 2023, outstanding Senior Notes are as follows:

(In Thousands)	June 30,	December 31,
	2024	2023
Senior Notes with an aggregate par value of $15,000,000; bearing interest at 2.75% with an effective interest rate of 3.23%; maturing in June 2026	$14,865	$14,831
Total carrying value	$14,865	$14,831

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Subordinated Notes were recorded, net of debt issuance costs of $563,000, at an initial carrying amount of $24,437,000. Debt issuance costs are amortized through June 1, 2026 as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Subordinated Notes totaling $28,000 in the second quarter 2024 and $56,000 for the six-month period ended June 30, 2024, and $27,000 in the second quarter 2023 and $54,000 for the six-month period ended June 30, 2023, was included in interest expense in the unaudited consolidated statements of income.

At June 30, 2024 and December 31, 2023, the carrying amounts of subordinated debt agreements are as follows:

(In Thousands)	June 30,	December 31,
	2024	2023
Agreements with a par value of $25,000,000; bearing interest at 3.25% with an effective interest rate of 3.74%; maturing in June 2031 and redeemable at par in June 2026	$24,773	$24,717
Total carrying value	$24,773	$24,717

9. STOCK-BASED COMPENSATION PLANS

The Corporation has a stock incentive plan for selected officers and the independent directors. The first quarter 2024 awards to employees vest ratably over three years, and the 2024 restricted stock awards for the independent directors vest over one year. There were no restricted stock awards granted in the three-month period ended June 30, 2024. Following is a summary of restricted stock awards granted in the six-month period ended June 30, 2024:

(Dollars in Thousands)		Aggregate
		Grant
		Date
	Number of	Fair
	Shares	Value
Six Months Ended June 30, 2024 awards:
Time-based awards to independent directors	10,000	$214
Time-based awards to employees	43,514	931
Performance-based awards to employees	19,346	371
Total	72,860	$1,516

Compensation cost related to restricted stock is recognized based on the fair value of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. Total annual stock-based compensation for the year ending December 31, 2024 is estimated to total $1,433,000. Total stock-based compensation expense attributable to restricted stock awards amounted to $390,000 in the second quarter 2024 and $318,000 in the second quarter 2023. Total stock-based compensation expense attributable to restricted stock awards amounted to $716,000 in the six-month period ended June 30, 2024 and $695,000 in the six-month period ended June 30, 2023.

10. CONTINGENCIES

Class Action Litigation

On March 27, 2024, a putative class action lawsuit was filed in the US District Court for the Western District of Texas by investors in a purported Ponzi scheme operated by two individuals, one of whom maintained accounts at C&N Bank. The plaintiffs have sued C&N Bank, along with another bank, and additional law firm and accounting firm defendants. The case is styled Goldovsky, et al. v. Rausch, et al. Plaintiffs have asserted claims against C&N Bank and the other bank for aiding and abetting alleged violations of the Texas Securities Act, and additional claims against the legal and accounting professionals for statutory fraud, common law fraud, negligent misrepresentation, and knowing participation in breach of fiduciary duty.  C&N Bank has filed motions to dismiss the case for wont of personal jurisdiction and failure to state a claim. The Plaintiffs have responded to those motions. The motions are pending.  C&N Bank believes that it has substantial defenses, and it intends to defend itself against the plaintiffs’ allegations. Based on the information available to the Corporation, the Corporation does not believe at this time that a loss is probable in this matter, nor can a range of possible losses be determined. Accordingly, no accrual or range of loss has been included in the accompanying financial statements. The Corporation’s estimate may change from time to time, and actual losses could vary.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

The aggregate notional amount of interest rate swaps was $147,650,000 at June 30, 2024 and $150,028,000 at December 31, 2023. There were no interest rate swaps originated in the six-month periods ended June 30, 2024, and 2023. There were no gross amounts of interest rate swap-related assets and liabilities not offset in the consolidated balance sheets at June 30, 2024. The net impact on the consolidated statements of income from interest rate swaps was an increase in interest income on loans of $493,000 in the second quarter 2024 and $991,000 in the six-month period ended June 30, 2024 as compared to $439,000 in the second quarter 2023 and $784,000 in the six-months ended June 30, 2023.

The Corporation has entered into an RPA with another institution as a means to assume a portion of the credit risk associated with a loan structure which includes a derivative instrument, in exchange for fee income commensurate with the risk assumed.  This type of derivative is referred to as an “RPA In.” In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Corporation has provided a loan structured with a derivative, the Corporation purchased an RPA from an institution participating in the facility in exchange for a fee commensurate with the risk shared. This type of derivative is referred to as an “RPA Out.”  The net impact on the consolidated statements of income from RPAs was an increase in other noninterest income of $1,000 in the second quarter 2024 and $2,000 in the six-month period ended June 30, 2024 as compared to $2,000 in the second quarter 2023 and $18,000 in the six months ended June 30, 2023.

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the consolidated balance sheets at June 30, 2024 and December 31, 2023:

(In Thousands)	At June 30, 2024				At December 31, 2023
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
	Amount	Value (1)	Amount	Value (2)	Amount	Value (1)	Amount	Value (2)
Interest rate swap agreements	$73,825	$3,202	$73,825	$3,202	$75,014	$2,783	$75,014	$2,783
RPA Out	7,020	4	0	0	7,082	11	0	0
RPA In	0	0	10,000	4	0	0	10,000	13

(1)	Included in other assets in the consolidated balance sheets.
(2)	Included in accrued interest and other liabilities in the consolidated balance sheets.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation’s agreements with its derivative counterparties provide that if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. Further, if the Corporation were to fail to maintain its status as a well or adequately capitalized institution, then the counterparties could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements. There was interest-bearing cash pledged as collateral against the Corporation’s liability related to the interest rate swaps of $1,140,000 at June 30, 2024 and $1,360,000 at December 31, 2023.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At June 30, 2024 and December 31, 2023, assets and liabilities measured at fair value and the valuation methods used are as follows:

	June 30, 2024
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs	Total
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$9,257	$0	$0	$9,257
Obligations of U.S. Government agencies	0	9,350	0	9,350
Bank holding company debt securities	0	23,657	0	23,657
Obligations of states and political subdivisions:
Tax-exempt	0	102,020	0	102,020
Taxable	0	47,481	0	47,481
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	93,874	0	93,874
Residential collateralized mortgage obligations	0	42,565	0	42,565
Commercial mortgage-backed securities	0	64,718	0	64,718
Private label commercial mortgage-backed securities	0	8,223	0	8,223
Total available-for-sale debt securities	9,257	391,888	0	401,145
Marketable equity security	858	0	0	858
Servicing rights	0	0	2,720	2,720
RPA Out	0	4	0	4
Interest rate swap agreements, assets	0	3,202	0	3,202
Total recurring fair value measurements, assets	$10,115	$395,094	$2,720	$407,929

Recurring fair value measurements, liabilities:
RPA In	$0	$4	$0	$4
Interest rate swap agreements, liabilities	0	3,202	0	3,202
Total recurring fair value measurements, liabilities	$0	$3,206	$0	$3,206

Nonrecurring fair value measurements, assets:
Loans individually evaluated for credit loss, net	$0	$0	$5,383	$5,383
Foreclosed assets held for sale	0	0	181	181
Total nonrecurring fair value measurements, assets	$0	$0	$5,564	$5,564

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	December 31, 2023
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs	Total
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$11,290	$0	$0	$11,290
Obligations of U.S. Government agencies	0	9,946	0	9,946
Bank holding company debt securities	0	23,500	0	23,500
Obligations of states and political subdivisions:
Tax-exempt	0	104,199	0	104,199
Taxable	0	50,111	0	50,111
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	95,405	0	95,405
Residential collateralized mortgage obligations	0	46,462	0	46,462
Commercial mortgage-backed securities	0	66,682	0	66,682
Private label commercial mortgage-backed securities	0	8,160	0	8,160
Total available-for-sale debt securities	11,290	404,465	0	415,755
Marketable equity security	871	0	0	871
Servicing rights	0	0	2,659	2,659
RPA Out	0	11	0	11
Interest rate swap agreements, assets	0	2,783	0	2,783
Total recurring fair value measurements, assets	$12,161	$407,259	$2,659	$422,079

Recurring fair value measurements, liabilities,
RPA In	$0	$13	$0	$13
Interest rate swap agreements, liabilities	0	2,783	0	2,783
Total recurring fair value measurements, liabilities	$0	$2,796	$0	$2,796

Nonrecurring fair value measurements, assets:
Impaired loans, net	$0	$0	$7,043	$7,043
Foreclosed assets held for sale	0	0	478	478
Total nonrecurring fair value measurements, assets	$0	$0	$7,521	$7,521

Level 2 valuation techniques used to measure fair value for the financial instruments in the preceding tables are as follows:

Available-for-sale debt securities - Level 2 debt securities are valued by a third-party pricing service. The pricing service uses pricing models that vary based on asset class and incorporate available market information, including quoted prices of investment securities with similar characteristics. Because many fixed income securities do not trade on a daily basis, pricing models use available information, as applicable, through processes such as benchmark yield curves, benchmarking of like securities, sector groupings and matrix pricing.

Derivative instruments - Interest rate SWAP agreements, RPA Out and RPA In- The fair value of derivatives are based on valuation models using observable market data as of the measurement date, valued by a third-party pricing service using quantitative models that utilize multiple market inputs. The inputs include prices and indices to generate continuous yield or pricing curves, estimates of current and potential future credit exposure and calculated discounted cash flow factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At June 30, 2024 and December 31, 2023, quantitative information regarding valuation techniques and the significant unobservable inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	6/30/2024	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		6/30/2024
Servicing rights	$2,720	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	112.00%	Weighted-average PSA

	Fair Value at
	12/31/2023	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2023
Servicing rights	$2,659	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	131.00%	Weighted-average PSA

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

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Servicing rights balance, beginning of period	$2,731	$2,585	$2,659	$2,653
Originations of servicing rights	57	34	104	49
Unrealized loss included in earnings	(68)	(12)	(43)	(95)
Servicing rights balance, end of period	$2,720	$2,607	$2,720	$2,607

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At June 30, 2024 and December 31, 2023, quantitative information regarding valuation techniques and the significant unobservable inputs used for nonrecurring fair value measurements using Level 3 methodologies are as follows:

(Dollars In Thousands)						Range (Weighted
		Valuation				Average)
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	6/30/2024	6/30/2024	6/30/2024	Technique	Inputs	6/30/2024

Loans individually evaluated for credit loss:
Commercial real estate - nonowner occupied	$3,885	$493	$3,392	Sales comparison	Discount to appraised value	25%-30% (27)%
Commercial real estate - owner occupied	278	234	44	Sales comparison & SBA guaranty	Discount to appraised value	99% (99)%
All other commercial loans	2,450	503	1,947	Sales comparison	Discount to appraised value	0%- 85% (16)%
Total loans individually evaluated for credit loss	$6,613	$1,230	$5,383
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$25	$0	$25	Sales comparison	Discount to appraised value	62% (62)%
Commercial real estate	156	0	156	Sales comparison	Discount to appraised value	18%-77% (34)%
Total foreclosed assets held for sale	$181	$0	$181

(Dollars In Thousands)						Range (Weighted
		Valuation				Average)
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2023	12/31/2023	12/31/2023	Technique	Inputs	12/31/2023

Loans individually evaluated for credit loss:
Commercial real estate - nonowner occupied	$7,301	$648	$6,653	Sales comparison	Discount to appraised value	22%-30% (25)%
Commercial real estate - owner occupied	294	5	289	Sales comparison & SBA guaranty	Discount to appraised value	93% (93)%
All other commercial loans	191	90	101	Liquidation & SBA guaranty	Discount to appraised value	0%-76% (17)%
Total loans individually evaluated for credit loss	$7,786	$743	$7,043
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$47	$0	$47	Sales comparison	Discount to appraised value	20%-62% (50)%
Commercial real estate	431	0	431	Sales comparison	Discount to appraised value	18%-50% (45)%
Total foreclosed assets held for sale	$478	$0	$478

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	June 30, 2024		December 31, 2023
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$96,562	$96,562	$52,778	$52,778
Certificates of deposit	Level 2	3,850	3,676	4,100	3,859
Restricted equity securities (included in other assets)	Level 2	22,990	N/A	21,716	N/A
Loans, net	Level 3	1,872,825	1,784,727	1,828,931	1,750,336
Accrued interest receivable	Level 2	9,165	9,165	9,140	9,140

Financial liabilities:
Deposits with no stated maturity	Level 2	1,587,482	1,587,482	1,590,357	1,590,357
Time deposits	Level 2	471,827	470,630	424,449	423,643
Short-term borrowings	Level 2	16,874	16,874	33,874	33,874
Long-term borrowings	Level 2	185,649	184,756	138,337	137,775
Senior debt	Level 2	14,865	13,163	14,831	12,706
Subordinated debt	Level 2	24,773	22,499	24,717	22,750
Accrued interest payable	Level 2	2,235	2,235	1,525	1,525

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

EARNINGS OVERVIEW

Second Quarter 2024 as Compared to Second Quarter 2023

Second quarter 2024 net income was $6,113,000, or $0.40 per diluted share, as compared to $6,043,000, or $0.39 per diluted share, in the second quarter 2023. Significant variances were as follows:

●	Net interest income of $19,445,000 in the second quarter 2024 was $917,000 lower than the second quarter 2023. The net interest margin was 3.31% in the second quarter 2024, down from 3.53% in the second quarter 2023. The interest rate spread decreased 0.37%, as the average rate on interest-bearing liabilities increased 0.85%, while the average yield on earning assets increased 0.48%.

●	For the quarter ended June 30, 2024, the provision for credit losses was $565,000, a decrease of $247,000 compared to $812,000 in the second quarter 2023. The allowance for credit losses (“ACL”) as a percentage of gross loans receivable was 1.08% at June 30, 2024 as compared to 1.05% at June 30, 2023.

●	Noninterest income of $7,854,000 in the second quarter 2024 increased $1,220,000 from the second quarter 2023 amount. Significant variances included the following:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

➢	Other noninterest income of $1,943,000 increased $356,000 from the second quarter of 2023, including an increase of $145,000 in dividends from FHLB-Pittsburgh and Federal Reserve stock and an increase of $120,000 in income recognized from tax credits related to donations.

➢	Earnings from the increase in cash surrender value of life insurance of $444,000 increased $292,000 from the second quarter 2023 reflecting the earnings on additional Bank-Owned Life Insurance purchased in December 2023.

➢	Trust revenue of $2,014,000 increased $210,000 from the second quarter of 2023, including an increase of $169,000 in revenue from new business.

➢	Brokerage and insurance revenue of $527,000 increased $162,000 from the second quarter of 2023 due to an increase in sales volume.

➢	Net gains from sale of loans of $235,000 increased $96,000 from the second quarter 2023, reflecting an increase in volume of residential mortgage loans sold.

➢	Service charges on deposit accounts increased $84,000 from the second quarter 2023 reflecting an increase in volume of fees.

●	Noninterest expense of $19,255,000 in the second quarter 2024 increased $533,000 from the second quarter 2023 amount. Significant variances included the following:

➢	Salaries and employee benefits expense of $11,023,000 increased $246,000, or 2.3% from the second quarter of 2023, including increases in cash and stock-based incentive compensation expense of $378,000 and base salaries expense of $105,000, while Employee Stock Ownership Plan (ESOP) contributions and Supplemental Executive Retirement Plan (SERP) expenses decreased $233,000.

➢	Data processing and telecommunications of $2,003,000 increased $103,000 from the second quarter of 2023, including an increase in internet banking costs.

➢	Other noninterest expense of $3,437,000 increased $78,000 from the second quarter 2023. Within this category, significant variances included the following:
◾	Donations expense increased $165,000 including an increase of $133,000 in PA Educational Improvement Tax Credit program donations made in 2024 compared to 2023.
◾	Expenses from check fraud, debit card fraud and other operational losses totaled $26,000 in the second quarter 2024 as compared to a net reduction in expense of $110,000 in the second quarter 2023.
◾	Legal fees totaled $131,000 in 2024, a decrease of $196,000, mainly due to a decrease in fees incurred related to non-litigation-related corporate matters.
➢	Automated teller machine and interchange expense of $473,000 increased $78,000 from the second quarter of 2023 reflecting increased volume of activity.

Six Months Ended June 30, 2024 as Compared to Six Months Ended June 30, 2023

Net income for the six-month period ended June 30, 2024 was $11,419,000, or $0.74 per diluted share, as compared to $12,296,000, or $0.80 per diluted share, for the first six months of 2023. Significant variances were as follows:

●	Net interest income totaled $38,486,000 in the six months ended June 30, 2024, a decrease of $2,657,000 from the total for the first six months of 2023. The net interest margin was 3.30% for the six months of 2024, down from 3.62%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

in the corresponding period of 2023. The interest rate spread decreased 0.52%, as the average rate on interest-bearing liabilities was higher by 1.04% while the average yield on earning assets increased 0.52%.

●	For the six months ended June 30, 2024, the provision for credit losses was $1,519,000, an increase of $1,059,000 from the first six months of 2023. In the first six months of 2024, the ACL on loans receivable increased $1,174,000 to 1.08% at June 30, 2024 as compared to 1.04% at December 31, 2023. For the six months ended June 30, 2024, net charge-offs totaled $352,000, or 0.04% (annualized) of average loans receivable.

●	Noninterest income totaled $14,529,000 in the first six months of 2024, up $2,279,000 from the total for the first six months of 2023. Significant variances included the following:

➢	Earnings from the increase in cash surrender value of life insurance of $914,000 increased $624,000 reflecting earnings on additional Bank-Owned Life Insurance purchased in December 2023.

➢	Other noninterest income of $2,960,000 increased $602,000 as dividends on FHLB-Pittsburgh and Federal Reserve stock totaled $835,000, an increase of $328,000, and income from tax credits related to donations increased $120,000.

➢	Trust revenue of $3,911,000 increased $330,000, consistent with recent appreciation in the trading prices of many U.S. equity securities and includes revenue from new business.

➢	Brokerage and insurance revenue of $1,066,000 increased $271,000 due to an increase in sales volume.

➢	Net gains from sale of loans of $426,000 increased $213,000, reflecting an increase in volume of residential mortgage loans sold.

●	Noninterest expense totaled $37,559,000 for the first six months of 2024, a decrease of $250,000 from the total for the first six months of 2023. Significant variances included the following:

➢	Other noninterest expense of $5,299,000 decreased $567,000. Within this category, significant variances included the following:
◾	For the first six months of 2024, there was a reduction in expense of $498,000 related to the defined benefit postretirement medical benefit plan, including a curtailment of $469,000 related to plan adjustments in the first quarter 2024 as noted above. In comparison, in the first six months of 2023, there was a reduction in expense associated with the postretirement plan of $10,000.
◾	Legal fees totaled $273,000 in the first six months of 2024, a decrease of $240,000, mainly due to lower fees incurred related to non-litigation-related corporate matters.
◾	Donations expense increased $147,000 including an increase of $133,000 in PA Educational Improvement Tax Credit program donations made in the first six months of 2024 compared to the corresponding period in 2023.
➢	Professional fees of $1,070,000 decreased $431,000 as 2023 included $389,000 of conversion costs related to a change in Wealth Management platform for providing brokerage and investment advisory services.

➢	Salaries and employee benefits expense of $22,585,000 increased $381,000, including an increase in base salaries expense of $441,000, or 3.0%, an increase of $207,000 in cash and stock-based incentive compensation and an increase of $78,000 in severance expense, while ESOP and SERP expense decreased $433,000

➢	Data processing and telecommunications of $3,995,000 increased $159,000, including an increase of $191,000 in internet banking expenses.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE I – QUARTERLY FINANCIAL DATA

(Dollars In Thousands,	For the Three Months Ended :
Except Per Share Data)	June 30,	March 31,	December 31,	September 30,	June 30,
(Unaudited)	2024	2024	2023	2023	2023
Interest income	$31,326	$30,336	$30,236	$29,118	$28,011
Interest expense	11,881	11,295	10,642	9,455	7,649
Net interest income	19,445	19,041	19,594	19,663	20,362
Provision (credit) for credit losses	565	954	951	(1,225)	812
Net interest income after provision (credit) for credit losses	18,880	18,087	18,643	20,888	19,550
Noninterest income	7,854	6,675	5,678	6,489	6,633
Noninterest expense	19,255	18,304	18,399	17,940	18,722
Income before income tax provision	7,479	6,458	5,922	9,437	7,461
Income tax provision	1,366	1,152	1,661	1,846	1,419
Net income	$6,113	$5,306	$4,261	$7,591	$6,042
Net income attributable to common shares	$6,066	$5,267	$4,231	$7,534	$5,996
Basic earnings per common share	$0.40	$0.35	$0.28	$0.50	$0.39
Diluted earnings per common share	$0.40	$0.35	$0.28	$0.50	$0.39

NONINTEREST INCOME

TABLE II – COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)	Three Months Ended
	June 30,		$	%
	2024	2023	Change	Change
Trust revenue	$2,014	$1,804	$210	11.6%
Brokerage and insurance revenue	527	365	162	44.4%
Service charges on deposit accounts	1,472	1,388	84	6.1%
Interchange revenue from debit card transactions	1,089	1,010	79	7.8%
Net gains from sales of loans	235	139	96	69.1%
Loan servicing fees, net	130	190	(60)	(31.6)%
Increase in cash surrender value of life insurance	444	152	292	192.1%
Other noninterest income	1,943	1,587	356	22.4%
Realized losses on available-for-sale debt securities, net	0	(1)	1	(100.0)%
Total noninterest income	$7,854	$6,634	$1,220	18.4%

(Dollars in Thousands)	Six Months Ended
	June 30,		$	%
	2024	2023	Change	Change
Trust revenue	$3,911	$3,581	$330	9.2%
Brokerage and insurance revenue	1,066	795	271	34.1%
Service charges on deposit accounts	2,790	2,678	112	4.2%
Interchange revenue from debit card transactions	2,102	2,017	85	4.2%
Net gains from sales of loans	426	213	213	100.0%
Loan servicing fees, net	360	312	48	15.4
Increase in cash surrender value of life insurance	914	290	624	215.2%
Other noninterest income	2,960	2,358	602	25.5%
Realized gains on available-for-sale debt securities, net	0	6	(6)	(100.0)%
Total noninterest income	$14,529	$12,250	$2,279	18.6%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST EXPENSE

TABLE III - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)	Three Months Ended
	June 30,		$	%
	2024	2023	Change	Change
Salaries and employee benefits	$11,023	$10,777	$246	2.3%
Net occupancy and equipment expense	1,333	1,323	10	0.8%
Data processing and telecommunications expense	2,003	1,900	103	5.4%
Automated teller machine and interchange expense	473	395	78	19.7%
Pennsylvania shares tax	434	404	30	7.4%
Professional fees	552	564	(12)	(2.1)%
Other noninterest expense	3,437	3,359	78	2.3%
Total noninterest expense	$19,255	$18,722	$533	2.8%

(Dollars in Thousands)	Six Months Ended
	June 30,		$	%
	2024	2023	Change	Change
Salaries and employee benefits	$22,585	$22,204	$381	1.7%
Net occupancy and equipment expense	2,783	2,725	58	2.1%
Data processing and telecommunications expense	3,995	3,836	159	4.1%
Automated teller machine and interchange expense	960	870	90	10.3%
Pennsylvania shares tax	867	807	60	7.4%
Professional fees	1,070	1,501	(431)	(28.7)%
Other noninterest expense	5,299	5,866	(567)	(9.7)%
Total noninterest expense	$37,559	$37,809	$(250)	(0.7)%

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables IV, V and VI include information regarding the Corporation’s net interest income for the three-month and six-month periods ended June 30, 2024 and 2023. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Management believes presentation of net interest income on a fully taxable-equivalent basis, which is a non-GAAP financial measure, provides investors with meaningful information for purposes of comparing returns on tax-exempt securities and loans with returns on taxable securities and loans. Accordingly, the amount of net interest income on a fully taxable-equivalent basis reflected in these tables exceed the net interest income amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related tables.

Three-Month Periods Ended June 30, 2024 and 2023

For the three-month periods, fully taxable equivalent net interest income (a non-GAAP measure) of $19,647,000 in 2024 was $954,000 (4.6%) lower than in 2023. The decrease in net interest income reflected an increase in interest expense of $4,232,000 and an increase in interest income of $3,278,000. As presented in Table VI, the net impact of changes in volume of earning assets and interest-bearing liabilities increased net interest income in the second quarter 2024 as compared to second quarter 2023 by $374,000, while the net impact of changes in interest rates (primarily increases) decreased net interest income by $1,328,000. As presented in Table V, the Net Interest Margin was 3.31% in the second quarter 2024 as compared to 3.53% in the second quarter 2023, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) decreased to 2.61% in 2024 from 2.98% in 2023. The average yield on earning assets of 5.32% was 0.48% higher in 2024 as compared to 2023, and the average rate on interest-bearing liabilities of 2.71% in 2024 was 0.85% higher.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $31,528,000 in 2024, an increase of $3,278,000, or 11.6% from 2023.

Interest and fees from loans receivable increased $3,158,000 in 2024 as compared to 2023. The fully taxable equivalent yield on loans in 2024 increased to 6.03% from 5.62% in 2023, reflecting the effects of rising interest rates on the loan portfolio. Average outstanding loans receivable increased $95,535,000 (5.3%) to $1,883,386,000 in 2024 from $1,787,851,000 in 2023. The increase in average loans receivable includes the impact of growth in commercial real estate and other commercial loans.

Income from interest-bearing due from banks totaled $516,000 in 2024, an increase of $207,000 from the total for 2023. The average balance of interest-bearing due from banks was $43,139,000 in 2024, up from $29,861,000 in 2023. Within this category, the largest asset balance in 2024 and 2023 has been interest-bearing deposits held with the Federal Reserve. The average yield on interest-bearing due from banks was 4.81% in 2024, up from 4.15% in 2023.

Interest income from available-for-sale debt securities, on a fully taxable-equivalent basis, totaled $2,763,000 in 2024, down $102,000 from 2023, as the average balance (at amortized cost) of available-for-sale debt securities decreased $65,672,000 as indicated in Table V. The average yield on available-for-sale debt securities was 2.43% in 2024, up from 2.20% in 2023.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased $4,232,000 to $11,881,000 in 2024 from $7,649,000 in 2023.

Interest expense on deposits increased $4,215,000, as the average rate on interest-bearing deposits increased to 2.46% in 2024 from 1.45% in 2023. Average total deposits (interest-bearing and noninterest-bearing) amounted to $2,016,520,000 for the second quarter 2024, up $68,115,000 (3.5%) from the second quarter 2023. Within average total deposits, average brokered deposits (primarily time and money market) were $68,311,000 with an average interest rate of 5.20% in the second quarter 2024, up from $45,230,000 with an average interest rate of 4.52% in the second quarter 2023. The deposit mix has changed as businesses and consumers have become more interest-rate sensitive in light of higher market rates.  In comparing the second quarter 2024 to the second quarter 2023, average time deposits increased $82,328,000 and average interest checking deposits increased $53,845,000, while average savings deposits decreased $39,904,000 and average noninterest-bearing demand deposits decreased $39,611,000.

Interest expense on short-term borrowings decreased $784,000 to $360,000 in 2024 from $1,144,000 in 2023. The average balance of short-term borrowings decreased to $27,732,000 in 2024 from $87,479,000 in 2023. The average rate on short-term borrowings was 5.22% in 2024 compared to 5.25% in 2023.

Interest expense on long-term borrowings (FHLB advances) increased $799,000 to $1,855,000 in 2024 from $1,056,000 in 2023. The average balance of long-term borrowings was $175,373,000 in 2024, up from an average balance of $110,982,000 in 2023. Over the last several months of 2023 and the first six months of 2024, the Corporation entered into FHLB advances maturing mainly in 2025 to 2029, effectively using the proceeds to reduce higher rate short-term borrowings. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations. The average rate on long-term borrowings was 4.25% in 2024 compared to 3.82% in 2023.

Six-Month Periods Ended June 30, 2024 and 2023

For the six-month periods, fully taxable equivalent net interest income was $38,883,000 in 2024, which was $2,768,000 (6.6%) lower than in 2023. The decrease in net interest income reflected an increase in interest expense of $10,169,000 and an increase in interest income of $7,401,000. As presented in Table VI, the net impact of changes in volume of earning assets and interest-bearing liabilities increased net interest income for the six months ended June 30, 2024 over the six months ended June 30, 2023 by $1,236,000, while the net impact of changes in interest rates (primarily increases) decreased net interest income by $4,004,000. As presented in Table V, the Net Interest Margin was 3.30% in the first six months of 2024 as compared to 3.62% in the first six months of 2023, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) decreased to 2.62% in 2024 from 3.14% in 2023. The average yield on earning assets of 5.27% was 0.52% higher in 2024 as compared to 2023, while the average rate on interest-bearing liabilities of 2.65% in 2024 was 1.04% higher.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $62,059,000 in 2024, an increase of $7,401,000 from 2023.

Interest and fees from loans receivable increased $7,387,000 in 2024 as compared to 2023. In the six-month period ended June 30, 2024, the fully taxable equivalent yield on loans was 5.97%, up from 5.53% in the first half of 2023, reflecting the effects of rising interest rates on new loan originations and floating-rate loans. Average outstanding loans receivable increased $114,288,000 (6.5%) to $1,871,316,000 in 2024 from $1,757,028,000 in 2023. As noted above, the Corporation has experienced growth in commercial real estate and other commercial loans in 2023 and in the first six months of 2024.

Income from interest-bearing due from banks totaled $899,000 in 2024, an increase of $312,000 from 2023. The average balance of interest-bearing due from banks was $37,932,000 in 2024, up from $30,744,000 in 2023. Within this category, the largest asset balance in 2024 and 2023 has been interest-bearing deposits held with the Federal Reserve. The average yield on interest-bearing due from banks was 4.77% in 2024, up from 3.85% in 2023.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Interest income from available-for-sale debt securities decreased $321,000 in 2024 from 2023. The average balance of available-for-sale debt securities (at amortized cost) decreased to $459,070,000 in 2024 from $531,981,000 in 2023, as proceeds from maturities and sales have been used to help fund loan growth. The average yield on available-for-sale debt securities was 2.42% for 2024 as compared to 2.21% in 2023.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

For the six-month periods, interest expense increased $10,169,000 to $23,176,000 in 2024 from $13,007,000 in 2023.

Interest expense on deposits increased $9,876,000, as the average rate on interest-bearing deposits increased to 2.41% in 2024 from 1.20% in 2023. Average total deposits (interest-bearing and noninterest-bearing) amounted to $2,008,899,000 for the first six months of 2024, up $69,086,000 (3.6%) from the first six months of 2023. Within average total deposits, average brokered deposits (primarily time and money market) were $76,315,000 with an average interest rate of 5.21% in 2024, up from $30,785,000 with an average interest rate of 4.13% in 2023. Average time deposits increased $99,284,000 and average interest checking deposits increased $55,720,000, while average noninterest-bearing demand deposits decreased $49,045,000 and the average balance of savings accounts decreased $41,810,000.

Interest expense on borrowed funds increased $293,000 in 2024 as compared to 2023. Interest expense on short-term borrowings of $957,000 in 2024 was down from $2,241,000 in 2023 as the average balance of short-term borrowings decreased to $36,187,000 in 2024 from $89,611,000 in 2023. The average rate on short-term borrowings was 5.32% in 2024 compared to 5.04% in 2023. Interest expense on long-term borrowings (FHLB advances) increased $1,574,000 to $3,311,000 in 2024 from $1,737,000 in 2023. The average balance of long-term borrowings was $159,063,000 in 2024, up from an average balance of $95,899,000 in 2023. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations. The average rate on long-term borrowings was 4.19% in 2024 compared to 3.65% in 2023.

More information regarding borrowed funds is provided in Note 8 to the unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended				Six Months Ended
	June 30,		Increase/	.	June 30,		Increase/
(In Thousands)	2024	2023	(Decrease)		2024	2023	(Decrease)
INTEREST INCOME
Interest-bearing due from banks	$516	$309	$207		$899	$587	$312
Available-for-sale debt securities:
Taxable	2,137	2,152	(15)		4,273	4,363	(90)
Tax-exempt	626	713	(87)		1,249	1,480	(231)
Total available-for-sale debt securities	2,763	2,865	(102)		5,522	5,843	(321)
Loans receivable:
Taxable	27,490	24,362	3,128		54,193	46,793	7,400
Tax-exempt	730	700	30		1,400	1,413	(13)
Total loans receivable	28,220	25,062	3,158		55,593	48,206	7,387
Other earning assets	29	14	15		45	22	23
Total Interest Income	31,528	28,250	3,278		62,059	54,658	7,401

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	2,836	1,512	1,324		5,642	2,499	3,143
Money market	1,917	1,112	805		4,097	1,985	2,112
Savings	52	63	(11)		107	126	(19)
Time deposits	4,509	2,412	2,097		8,359	3,719	4,640
Total interest-bearing deposits	9,314	5,099	4,215		18,205	8,329	9,876
Borrowed funds:
Short-term	360	1,144	(784)		957	2,241	(1,284)
Long-term - FHLB advances	1,855	1,056	799		3,311	1,737	1,574
Senior notes, net	120	119	1		240	239	1
Subordinated debt, net	232	231	1		463	461	2
Total borrowed funds	2,567	2,550	17		4,971	4,678	293
Total Interest Expense	11,881	7,649	4,232		23,176	13,007	10,169

Net Interest Income	$19,647	$20,601	$(954)		$38,883	$41,651	$(2,768)

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis (a non-GAAP measure), using the Corporation’s marginal federal income tax rate of 21%. The following table is a reconciliation of net interest income under U.S. GAAP as compared to net interest income as adjusted to a fully taxable-equivalent basis.

(In Thousands)	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
	2024	2023	(Decrease)	2024	2023	(Decrease)
Net Interest Income Under U.S. GAAP	$19,445	$20,362	$(917)	$38,486	$41,143	$(2,657)
Add: fully taxable-equivalent interest income adjustment from tax-exempt securities	67	103	(36)	136	230	(94)
Add: fully taxable-equivalent interest income adjustment from tax-exempt loans	135	136	(1)	261	278	(17)
Net Interest Income as adjusted to a fully taxable-equivalent basis	$19,647	$20,601	$(954)	$38,883	$41,651	$(2,768)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - Analysis of Average Daily Balances and Rates

(Dollars in Thousands)	Three Months		Three Months		Six Months		Six Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	6/30/2024	Return/	6/30/2023	Return/	6/30/2024	Return/	6/30/2023	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Interest-bearing due from banks	$43,139	4.81%	$29,861	4.15%	$37,932	4.77%	$30,744	3.85%
Available-for-sale debt securities, at amortized cost:
Taxable	343,971	2.50%	395,725	2.18%	345,928	2.48%	402,878	2.18%
Tax-exempt	112,921	2.23%	126,839	2.25%	113,142	2.22%	129,103	2.31%
Total available-for-sale debt securities	456,892	2.43%	522,564	2.20%	459,070	2.42%	531,981	2.21%
Loans receivable:
Taxable	1,792,556	6.17%	1,697,740	5.76%	1,783,310	6.11%	1,666,052	5.66%
Tax-exempt	90,830	3.23%	90,111	3.12%	88,006	3.20%	90,976	3.13%
Total loans receivable	1,883,386	6.03%	1,787,851	5.62%	1,871,316	5.97%	1,757,028	5.53%
Other earning assets	2,176	5.36%	1,325	4.24%	1,780	5.08%	1,263	3.51%
Total Earning Assets	2,385,593	5.32%	2,341,601	4.84%	2,370,098	5.27%	2,321,016	4.75%
Cash	22,396		23,084		21,422		22,682
Unrealized loss on securities	(56,765)		(56,564)		(53,807)		(58,300)
Allowance for credit losses	(20,290)		(18,795)		(19,887)		(17,929)
Bank-owned life insurance	50,018		31,410		52,242		31,339
Bank premises and equipment	21,994		21,140		21,891		21,328
Intangible assets	54,827		55,228		54,876		55,279
Other assets	89,859		69,213		86,369		68,278
Total Assets	$2,547,632		$2,466,317		$2,533,204		$2,443,693

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$517,145	2.21%	$463,300	1.31%	$516,025	2.20%	$460,305	1.09%
Money market	340,038	2.27%	328,581	1.36%	351,451	2.34%	346,514	1.16%
Savings	207,530	0.10%	247,434	0.10%	210,404	0.10%	252,214	0.10%
Time deposits	457,885	3.96%	375,557	2.58%	443,485	3.79%	344,201	2.18%
Total interest-bearing deposits	1,522,598	2.46%	1,414,872	1.45%	1,521,365	2.41%	1,403,234	1.20%
Borrowed funds:
Short-term	27,732	5.22%	87,479	5.25%	36,187	5.32%	89,611	5.04%
Long-term - FHLB advances	175,373	4.25%	110,982	3.82%	159,063	4.19%	95,899	3.65%
Senior notes, net	14,856	3.25%	14,789	3.23%	14,848	3.25%	14,781	3.26%
Subordinated debt, net	24,759	3.77%	24,648	3.76%	24,745	3.76%	24,634	3.77%
Total borrowed funds	242,720	4.25%	237,898	4.30%	234,843	4.26%	224,925	4.19%
Total Interest-bearing Liabilities	1,765,318	2.71%	1,652,770	1.86%	1,756,208	2.65%	1,628,159	1.61%
Demand deposits	493,922		533,533		487,534		536,579
Other liabilities	29,972		28,217		29,679		26,740
Total Liabilities	2,289,212		2,214,520		2,273,421		2,191,478
Stockholders' equity, excluding accumulated other comprehensive loss	302,758		296,015		301,895		297,797
Accumulated other comprehensive loss	(44,338)		(44,218)		(42,112)		(45,582)
Total Stockholders' Equity	258,420		251,797		259,783		252,215
Total Liabilities and Stockholders' Equity	$2,547,632		$2,466,317		$2,533,204		$2,443,693
Interest Rate Spread		2.61%		2.98%		2.62%		3.14%
Net Interest Income/Earning Assets		3.31%		3.53%		3.30%		3.62%

Total Deposits (Interest-bearing and Demand)	$2,016,520		$1,948,405		$2,008,899		$1,939,813
(1)	Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(3)	Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	Three Months Ended 6/30/2024 vs. 6/30/2023			.	Six Months Ended 6/30/2024 vs. 6/30/2023
	Change in	Change in	Total		Change in	Change in	Total
	Volume	Rate	Change		Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks	$145	$62	$207		$155	$157	$312
Available-for-sale debt securities:
Taxable	(303)	288	(15)		(655)	565	(90)
Tax-exempt	(78)	(9)	(87)		(175)	(56)	(231)
Total available-for-sale debt securities	(381)	279	(102)		(830)	509	(321)
Loans receivable:
Taxable	1,370	1,758	3,128		3,486	3,914	7,400
Tax-exempt	3	27	30		(44)	31	(13)
Total loans receivable	1,373	1,785	3,158		3,442	3,945	7,387
Other earning assets	10	5	15		11	12	23
Total Interest Income	1,147	2,131	3,278		2,778	4,623	7,401

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	197	1,127	1,324		337	2,806	3,143
Money market	32	773	805		28	2,084	2,112
Savings	(10)	(1)	(11)		(18)	(1)	(19)
Time deposits	669	1,428	2,097		1,302	3,338	4,640
Total interest-bearing deposits	888	3,327	4,215		1,649	8,227	9,876
Borrowed funds:
Short-term	(789)	5	(784)		(1,401)	117	(1,284)
Long-term - FHLB advances	672	127	799		1,289	285	1,574
Senior notes, net	1	0	1		2	(1)	1
Subordinated debt, net	1	0	1		3	(1)	2
Total borrowed funds	(115)	132	17		(107)	400	293
Total Interest Expense	773	3,459	4,232		1,542	8,627	10,169

Net Interest Income	$374	$(1,328)	$(954)		$1,236	$(4,004)	$(2,768)
(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The income tax provision for the second quarter 2024 of $1,366,000 was $53,000 lower than the provision for the second quarter 2023 and the provision for the six months ended June 30, 2024 of $2,518,000 was $310,000 lower than the amount for the first six months of 2023 due to a lower amount of pre-tax income in 2024. The effective tax rate (tax provision as a percentage of pre-tax income) was 18.3% in the second quarter 2024 compared to 19.0% in the second quarter 2023 and 18.1% for the first six months of 2024 as compared to 18.7% for the first six months of 2023. The Corporation’s effective tax rates differ from the statutory rate of 21% principally because of the effects of tax-exempt interest income, nondeductible interest expense, state income taxes and other permanent differences.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The net deferred tax asset at June 30, 2024 and December 31, 2023 represents the following temporary difference components:

	June 30,	December 31,
(In Thousands)	2024	2023
Deferred tax assets:
Unrealized holding losses on securities	$11,089	$10,335
Allowance for credit losses on loans	4,475	4,230
Purchase accounting adjustments on loans	402	470
Deferred compensation	1,435	1,352
Operating leases liability	758	787
Deferred loan origination fees	753	731
Net operating loss carryforward	482	541
Accrued incentive compensation	319	463
Other deferred tax assets	1,312	1,316
Total deferred tax assets	21,025	20,225

Deferred tax liabilities:
BOLI surrender	950	950
Defined benefit plans - ASC 835	95	119
Bank premises and equipment	280	291
Core deposit intangibles	499	544
Right-of-use assets from operating leases	758	787
Other deferred tax liabilities	68	93
Total deferred tax liabilities	2,650	2,784
Deferred tax asset, net	$18,375	$17,441

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income.

Management believes the recorded net deferred tax asset at June 30, 2024 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

SECURITIES

Management continually evaluates several objectives in determining the size, securities mix and other characteristics of the available-for-sale debt securities (investment) portfolio. Key objectives include supporting liquidity needs and maximizing return on earning assets within reasonable risk parameters.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The composition of the available-for-sale debt securities portfolio at June 30, 2024 and December 31, 2023, 2022 and 2021 is as follows:

(Dollars In Thousands)	June 30, 2024		December 31, 2023		December 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Obligations of the U.S. Treasury	$10,323	9,257	$12,325	11,290	$35,166	$31,836	$25,058	$24,912
Obligations of U.S. Government agencies	10,582	9,350	11,119	9,946	25,938	23,430	23,936	24,091
Bank holding company debt securities	28,955	23,657	28,952	23,500	28,945	25,386	18,000	17,987
Obligations of states and political subdivisions:
Tax-exempt	113,659	102,020	113,464	104,199	146,149	132,623	143,427	148,028
Taxable	56,294	47,481	58,720	50,111	68,488	56,812	72,182	72,765
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	104,708	93,874	105,549	95,405	112,782	99,941	98,048	98,181
Residential collateralized mortgage obligations	46,623	42,565	50,212	46,462	44,868	40,296	44,015	44,247
Commercial mortgage-backed securities	74,510	64,718	76,412	66,682	91,388	79,686	86,926	87,468
Private label commercial mortgage-backed securities	8,290	8,223	8,215	8,160	8,070	8,023	0	0
Total Available-for-Sale Debt Securities	$453,944	$401,145	$464,968	$415,755	$561,794	$498,033	$511,592	$517,679

Aggregate Unrealized (Loss) Gain		$(52,799)		$(49,213)		$(63,761)		$6,087
Aggregate Unrealized (Loss) Gain as a % of Amortized Cost		(11.6)%		(10.6)%		(11.3)%		1.2%
Market Yield on 5-Year U.S. Treasury Obligations (a)		4.33%		3.84%		3.99%		1.26%

(a) Source: Treasury.gov (Daily Treasury Par Yield Curve Rates)

As reflected in the table above, the fair value of available-for-sale securities was lower than the amortized cost basis by $52,799,000, or 11.6%, at June 30, 2024, $49,213,000, or 10.6%, at December 31, 2023 and $63,761,000, or 11.3%, at December 31, 2022 while the aggregate unrealized gain position was $6,087,000, or 1.2% at December 31, 2021. The volatility in the fair value of the portfolio, including the reduction in fair value, resulted from changes in interest rates. As shown above, the market yield on the 5-year U.S. Treasury Note was 0.49% higher at June 30, 2024 in comparison to December 31, 2023, 0.34% higher than at December 31, 2022 and 3.07% higher than at December 31, 2021. The table also shows that the amortized cost basis of the portfolio has been reduced to $453,944,000 at June 30, 2024 from $561,794,000 at December 31, 2022 as proceeds from maturities and sales have been used to help fund loan growth.

Additional information regarding the potential impact of interest rate changes on all of the Corporation’s financial instruments is provided in Item 3, Quantitative and Qualitative Disclosures about Market Risk.

As described in Note 5 to the unaudited consolidated financial statements, management determined the Corporation does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at June 30, 2024 before it is able to recover the amortized cost basis. Further, management reviewed the Corporation’s holdings as of June 30, 2024 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at June 30, 2024, other than securities issued or guaranteed by U.S. Government entities or agencies, is as follows:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	Bank holding company debt securities – All of the Corporation’s holdings of bank holding company debt securities were investment grade and there have been no payment defaults. There were seven securities with face amounts ranging from $3 million to $5 million, including one senior security and six subordinated securities. All of the issuers have publicly traded common stock. At June 30, 2024, the securities have external ratings ranging from BBB-/Baa3 to A-.
●	Obligations of states and political subdivisions (municipal bonds) – All of the Corporation’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at June 30, 2024, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA or pre-refunded – 22% of the portfolio; AA – 71%; A – 7%.
●	Private label commercial mortgage-backed securities (PLCMBS) – There were two PLCMBS securities, both of which were from the most senior payment (subordination) classes of their respective issuances. These securities were investment grade (rated Aaa), and there have been no payment defaults on these securities.

Based on the results of management’s assessment, there was no ACL required on available-for-sale debt securities in an unrealized loss position at June 30, 2024.

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Income section of Management’s Discussion and Analysis. Other significant balance sheet items, including securities, the allowance for credit losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. Management does not expect the amount of purchases of bank premises and equipment to have a material effect on the Corporation’s financial condition in 2024.

Table VII shows the composition of the loan portfolio at June 30, 2024 and at year-end from 2019 through 2023. The significant loan growth in 2020 reflects the impact of an acquisition of a bank located in Southeastern Pennsylvania. Primarily as a result of the expansion into Southeastern Pennsylvania, as well as expansion by opening two offices in Southcentral Pennsylvania, the mix of the loan portfolio has become predominantly commercial in nature. At June 30, 2024, commercial loans represented 75% of the portfolio while residential loans totaled 22% of the portfolio.

Also included in Table VII is additional detail regarding the composition of the non-owner occupied commercial real estate loan portfolio at June 30, 2024. The data in Table VII shows the recorded investment in non-owner occupied commercial real estate loans for which the primary purpose is utilization of office space by third parties was $96,642,000, or 5.1% of gross loans receivable. At June 30, 2024, within this segment there were two loans with a total recorded investment of $3,885,000 in nonaccrual status with specific allowances totaling $493,000. The remainder of the non-owner occupied commercial real estate loans with a primary purpose of office space utilization were in accrual status with no specific allowance at June 30, 2024. The Provision and Allowance for Credit Losses section of Management’s Discussion and Analysis provides additional related discussion.

While the Corporation’s lending activities are primarily concentrated in its market areas, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Total participation loans outstanding amounted to $36,383,000 at June 30, 2024 down from $38,652,000 at December 31, 2023.

The Corporation is a party to financial instruments with off-balance risk, including commitments to extend credit and standby letters of credit. At June 30, 2024, the total contract amount of commitments to extend credit was $387,563,000 as compared to $395,997,000 at December 31, 2023, and the contract amount of standby letters of credit increased to $57,532,000 at June 30, 2024 from $19,158,000 at December 31, 2023. The increase in standby letters of credit at June 30, 2024 included a $40,000,000 letter of credit with a one-year term, subject to annual review for possible renewal, that was issued to guarantee performance on behalf of a municipal customer. This letter of credit is collateralized by the municipal customer’s investments in certificates of deposit and marketable securities.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, commercial letters of credit and credit enhancement obligations related to residential mortgage loans sold with recourse, when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. The allowance for credit losses for off-balance sheet exposures of $683,000 at June 30, 2024 and $690,000 at December 31, 2023, is included in accrued interest and other liabilities on the unaudited consolidated balance sheets.

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

For loan sales originated under the MPF programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At June 30, 2024, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,428,000, and the corresponding total outstanding balance of repurchased loans at December 31, 2023 was $1,457,000.

At June 30, 2024, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $321,136,000, including loans sold through the MPF Xtra program of $149,523,000 and loans sold through the Original program of $171,613,000. At December 31, 2023, outstanding balances of loans sold and serviced through the two programs totaled $323,298,000, including loans sold through the MPF Xtra program of $150,015,000 and loans sold through the Original Program of $173,283,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of June 30, 2024 and December 31, 2023.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	June 30,	December 31,
	2024	2023	2022	2021	2020	2019
Commercial real estate - non-owner occupied:
Non-owner occupied	$489,514	$499,104	$454,386	$358,352	$328,662	$208,579
Multi-family (5 or more) residential	67,154	64,076	55,406	49,054	54,893	30,474
1-4 Family - commercial purpose	167,296	174,162	165,805	175,027	198,918	147,121
Total commercial real estate - non-owner occupied	723,964	737,342	675,597	582,433	582,473	386,174
Commercial real estate - owner occupied	267,169	237,246	205,910	196,083	191,075	78,729
All other commercial loans:
Commercial and industrial	77,339	78,832	95,368	118,488	222,923	67,288
Commercial lines of credit	130,924	117,236	141,444	106,338	105,802	92,509
Political subdivisions	89,460	79,031	86,663	75,401	46,295	46,054
Commercial construction and land	114,162	104,123	60,892	59,505	41,000	32,717
Other commercial loans	19,221	20,471	25,710	26,498	29,310	28,735
Total all other commercial loans	431,106	399,693	410,077	386,230	445,330	267,303
Residential mortgage loans:
1-4 Family - residential	383,494	389,262	363,005	327,593	356,532	388,415
1-4 Family residential construction	26,330	24,452	30,577	23,151	18,736	14,640
Total residential mortgage	409,824	413,714	393,582	350,744	375,268	403,055
Consumer loans:
Consumer lines of credit (including HELOCs)	42,325	41,503	36,650	33,522	34,566	30,810
All other consumer	18,819	18,641	18,224	15,837	15,497	16,151
Total consumer	61,144	60,144	54,874	49,359	50,063	46,961
Total	1,893,207	1,848,139	1,740,040	1,564,849	1,644,209	1,182,222
Less: allowance for credit losses on loans	(20,382)	(19,208)	(16,615)	(13,537)	(11,385)	(9,836)
Loans, net	$1,872,825	$1,828,931	$1,723,425	$1,551,312	$1,632,824	$1,172,386

Additional details regarding the composition of the non-owner occupied commercial real estate loan portfolio, excluding multi-family (5 or more) residential and 1-4 Family-commercial purpose loans, at June 30, 2024 is as follows:

NON-OWNER OCCUPIED COMMERCIAL REAL ESTATE

(In Thousands)	June 30,	% of Non-owner	% of
	2024	Occupied CRE	Total Loans
Industrial	$98,840	20.2%	5.2%
Office	96,642	19.7%	5.1%
Retail	93,552	19.1%	4.9%
Hotels	72,915	14.9%	3.9%
Mixed Use	58,891	12.0%	3.1%
Other	68,674	14.0%	3.6%
Total Non-owner Occupied CRE Loans	$489,514
Total Gross Loans	$1,893,207

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

A summary of the provision (credit) for credit losses for the three-month and six-month periods ended June 30, 2024 and 2023 is as follows:

(In Thousands)	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Provision (credit) for credit losses:
Loans receivable	$566	$836	$1,526	$524
Off-balance sheet exposures	(1)	(24)	(7)	(64)
Total provision for credit losses	$565	$812	$1,519	$460

For the quarter ended June 30, 2024, there was a provision for credit losses of $565,000, a decrease of $247,000 compared to $812,000 in the second quarter 2023.  For the six months ended June 30, 2024, there was a provision for credit losses of $1,519,000, an increase of $1,059,000 compared to $460,000 in 2023. The ACL as a percentage of gross loans receivable increased to 1.08% at June 30, 2024 from 1.04% at December 31, 2023; in comparison, the ACL dropped to 1.05% of gross loans receivable at June 30, 2023 from 1.08% upon adoption of CECL on January 1, 2023.

As shown in Table IX, the ACL on loans individually evaluated increased to $1,230,000 at June 30, 2024 from $743,000 at December 31, 2023. The increase in individual ACLs is primarily related to two borrowers: (1) at June 30, 2024, an ACL of $447,000 was recorded on loans totaling $2,330,000 for land related to a planned commercial construction project, and (2) consistent with an updated collateral valuation assessment, the ACL increased $229,000 to $234,000 at June 30, 2024 on commercial loans to one borrower totaling $278,000 at June 30, 2024. A partial offset to the net increase in individual ACLs resulted from a net charge-off of $117,000 in the second quarter 2024 on a non-owner occupied commercial loan for which there was an ACL of $124,000 at December 31, 2023. At June 30, 2024, there was no ACL on the loan and the carrying value of the loan, net of the partial charge-off, was $3,276,000. At June 30, 2024, there were six commercial relationships with loans receivable totaling $6,613,000 for which individual ACLs were recorded, including two non-owner occupied office loans with total outstanding balances of $3,885,000 and individual ACLs totaling $493,000.

Table IX also shows that, at June 30, 2024 as compared to December 31, 2023, the ACL related to collectively evaluated commercial loans increased by a total of $1,225,000 and the ACL on collectively evaluated consumer loans increased $114,000, while the ACL on collectively evaluated residential mortgage loans decreased $652,000. The increase for commercial loans includes the impact of an increase in outstanding loans and a net increase in qualitative factors used in the ACL evaluation, partially offset by a reduction from the impact of an economic forecast and  the impact to the ACL valuation of lower estimated net charge-offs based on recent experience. The decrease for residential mortgage loans includes a reduction from the impact of an economic forecast, a net decrease in qualitative factors and lower net charge-offs based on recent experience.

Table X shows that total nonperforming assets as a percentage of total assets was 0.76% at June 30, 2024, up from 0.75% at December 31, 2023 but lower than at year-end 2019 through 2022. Total nonperforming assets were $19.8 million at June 30, 2024, up from $18.8 million at December 31, 2023 but lower than the totals at year-end 2020 through 2022. Nonperforming loans included increases in nonaccrual loans of $4.4 million from December 31, 2023, while loans past due 90 days or more still accruing decreased $3.2 million from December 31, 2023. In the first six months of 2024, the increase in nonaccrual loans included the commercial construction and land loans to one borrower totaling $2,330,000 noted above.

In the first six months of 2024, net charge-offs were low by historical standards, totaling $352,000, or 0.02% of average outstanding loans. Table VIII shows annual average net charge-off rates ranging from a high of 0.26% in 2022 to a low of 0.01% in 2023.

Over the period 2019-2023 and the first six months of 2024, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

allowance required on individual loans and may significantly impact the provision for credit losses and the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of loans requiring individual evaluation for credit loss, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of June 30, 2024. Management continues to closely monitor its commercial loan relationships for credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VIII through X present historical data related to loans and the allowance for credit losses.

TABLE VIII - ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES ON LOANS

(Dollars In Thousands)	Six Months Ended
	June 30,	June 30,	Years Ended December 31,
	2024	2023	2023	2022	2021	2020	2019
Balance, beginning of year	$19,208	$16,615	$16,615	$13,537	$11,385	$9,836	$9,309
Adoption of ASU 2016-13 (CECL)	0	2,104	2,104	0	0	0	0
Charge-offs	(416)	(201)	(356)	(4,245)	(1,575)	(2,465)	(379)
Recoveries	64	14	92	68	66	101	57
Net charge-offs	(352)	(187)	(264)	(4,177)	(1,509)	(2,364)	(322)
Provision for credit losses on loans	1,526	524	753	7,255	3,661	3,913	849
Balance, end of year	$20,382	$19,056	$19,208	$16,615	$13,537	$11,385	$9,836
Net charge-offs as a % of average loans	0.02%	0.01%	0.01%	0.26%	0.09%	0.16%	0.03%

TABLE IX - COMPONENTS OF THE ALLOWANCE FOR CREDIT LOSSES ON LOANS

(In Thousands)	June 30,	December 31,	January 1,
	2024	2023	2023
Loans individually evaluated	$1,230	$743	$751
Loans collectively evaluated:
Commercial real estate - nonowner occupied	11,684	10,379	9,641
Commercial real estate - owner occupied	2,667	2,111	1,765
All other commercial loans	3,175	3,811	3,914
Residential mortgage	1,112	1,764	2,407
Consumer	514	400	241
Total Allowance	$20,382	$19,208	$18,719

PRIOR TO CECL ADOPTION

(In Thousands)	As of December 31,
	2022	2021	2020	2019
ASC 310 - Impaired loans - individually evaluated	$453	$740	$925	$1,051
ASC 450 - Collectively evaluated:
Commercial	10,845	7,553	5,545	3,913
Residential mortgage	4,073	4,338	4,091	4,006
Consumer	244	235	239	281
Unallocated	1,000	671	585	585
Total Allowance	$16,615	$13,537	$11,385	$9,836

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE X - PAST DUE LOANS AND NONPERFORMING ASSETS

(Dollars In Thousands)	June 30,	As of December 31,
	2024	2023	2022	2021	2020	2019
Loans individually evaluated with a valuation allowance	$6,613	$7,786	$3,460	$6,540	$8,082	$3,375
Loans individually evaluated without a valuation allowance	8,567	3,478	14,871	2,636	2,895	1,670
Purchased credit impaired loans	0	0	1,027	6,558	6,841	441
Total individually evaluated loans	$15,180	$11,264	$19,358	$15,734	$17,818	$5,486
Total loans past due 30-89 days and still accruing	$3,088	$9,275	$7,079	$5,106	$5,918	$8,889
Nonperforming assets:
Purchased credit impaired loans	$0	$0	$1,027	$6,558	$6,841	$441
Other nonaccrual loans	19,579	15,177	22,058	12,441	14,575	8,777
Total nonaccrual loans	19,579	15,177	23,085	18,999	21,416	9,218
Total loans past due 90 days or more and still accruing	20	3,190	2,237	2,219	1,975	1,207
Total nonperforming loans	19,599	18,367	25,322	21,218	23,391	10,425
Foreclosed assets held for sale (real estate)	181	478	275	684	1,338	2,886
Total nonperforming assets	$19,780	$18,845	$25,597	$21,902	$24,729	$13,311

Total nonperforming loans as a % of loans	1.04%	0.99%	1.46%	1.36%	1.42%	0.88%
Total nonperforming assets as a % of assets	0.76%	0.75%	1.04%	0.94%	1.10%	0.80%
Allowance for credit losses as a % of total loans	1.08%	1.04%	0.95%	0.87%	0.69%	0.83%

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

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale debt securities with a carrying value of $19,718,000 at June 30, 2024.

The Corporation’s outstanding, available, and total credit facilities at June 30, 2024 and December 31, 2023 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2024	2023	2024	2023	2024	2023
Federal Home Loan Bank of Pittsburgh	$223,853	$189,021	$719,722	$737,824	$943,575	$926,845
Federal Reserve Bank Discount Window	0	0	18,884	19,982	18,884	19,982
Other correspondent banks	0	0	75,000	75,000	75,000	75,000
Total credit facilities	$223,853	$189,021	$813,606	$832,806	$1,037,459	$1,021,827

At June 30, 2024, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of short-term advances of $15,000,000, long-term borrowings of $185,645,000 and letters of credit totaling $23,208,000. At December 31, 2023, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight and short-term borrowings of $31,500,000, long-term borrowings of $138,313,000 and letters of credit totaling $19,208,000. Additional information regarding borrowed funds is included in Note 8 to the unaudited consolidated financial statements.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations or use repurchase agreements placed with brokers to borrow funds secured by investment assets. At June 30, 2024, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $238,375,000.

Deposits totaled $2,059,309,000 at June 30, 2024, up $44,503,000 (2.2%) from $2,014,806,000 at December 31, 2023. Excluding brokered deposits, adjusted total deposits at June 30, 2024 were higher by $49,371,000 (2.5%) as compared to December 31, 2023. Brokered deposits totaled $59,501,000 at June 30, 2024, a decrease of $4,868,000 from December 31, 2023. The increase in total deposits, excluding brokered deposits, included an increase in total deposits from municipal relationships of $16,587,000 to $294,299,000 at June 30, 2024 from $277,712,000 at December 31, 2023, consistent with historic seasonal trends for the Corporation’s Pennsylvania-based municipal depositors.

As shown in the table below, at June 30, 2024, estimated uninsured deposits totaled $605.8 million, or 29.2% of total deposits, as compared to $592.2 million or 29.2% of total deposits at December 31, 2023. Included in uninsured deposits are deposits collateralized by securities (almost exclusively municipal deposits) totaling $158.3 million at June 30, 2024. As shown in the table below, total uninsured and uncollateralized deposits amounted to 21.6% of total deposits at June 30, 2024, as compared to 21.7% at December 31, 2023.

As summarized in the table that immediately follows, the Corporation’s highly liquid sources of available funds described above, including unused borrowing capacity with the Federal Home Loan Bank of Pittsburgh, unused availability on the Federal Reserve Bank of Philadelphia’s discount window, available federal funds lines with other banks and unencumbered available-for-sale debt securities totaled $1.1 billion at June 30, 2024. Available funding from these sources totaled 173.7% of uninsured deposits and 235.1% of total uninsured and uncollateralized deposits at June 30, 2024.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Uninsured Deposits Information	June 30,	December 31,
	2024	2023
Total Deposits - C&N Bank	$2,074,806	$2,030,909

Estimated Total Uninsured Deposits	$605,765	$592,206
Portion of Uninsured Deposits that are
Collateralized	158,268	151,031
Uninsured and Uncollateralized Deposits	$447,497	$441,175

Uninsured and Uncollateralized Deposits as
a % of Total Deposits	21.6%	21.7%

Available Funding from Credit Facilities	$813,606	$832,806
Fair Value of Available-for-sale Debt
Securities in Excess of Pledging Obligations	238,375	256,058
Highly Liquid Available Funding	$1,051,981	$1,088,864

Highly Liquid Available Funding as a % of
Uninsured Deposits	173.7%	183.9%

Highly Liquid Available Funding as a % of
Uninsured and Uncollateralized Deposits	235.1%	246.8%

Based on the ample sources of highly liquid funds as described above, management believes the Corporation is well-positioned to meet its short-term and long-term funding obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

In August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at June 30, 2024; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Details concerning capital ratios at June 30, 2024 and December 31, 2023 are presented below. Management believes, as of June 30, 2024, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at June 30, 2024 and December 31, 2023 exceed the Corporation’s Board policy threshold levels.

(Dollars in Thousands)							Minimum To Be
					Minimum To Maintain		Well
			Minimum		Capital Conservation		Capitalized Under		Minimum To Meet
			Capital		Buffer at Reporting		Prompt Corrective		the Corporation's
	Actual		Requirement		Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024:
Total capital to risk-weighted assets:
Consolidated	$295,624	15.50%	N/A	N/A	N/A	N/A	N/A	N/A	$209,805	≥11%
C&N Bank	280,826	14.75%	152,290	≥8%	199,881	≥10.5%	190,363	≥10%	209,399	≥11%
Tier 1 capital to risk-weighted assets:
Consolidated	249,787	13.10%	N/A	N/A	N/A	N/A	N/A	N/A	171,659	≥9%
C&N Bank	259,762	13.65%	114,218	≥6%	161,808	≥8.5%	152,290	≥8%	171,326	≥9%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	249,787	13.10%	N/A	N/A	N/A	N/A	N/A	N/A	143,049	≥7.5%
C&N Bank	259,762	13.65%	85,663	≥4.5%	133,254	≥7.0%	123,736	≥6.5%	142,772	≥7.5%
Tier 1 capital to average assets:
Consolidated	249,787	9.85%	N/A	N/A	N/A	N/A	N/A	N/A	202,969	≥8%
C&N Bank	259,762	10.30%	100,919	≥4%	N/A	N/A	126,149	≥5%	201,838	≥8%

December 31, 2023:
Total capital to risk-weighted assets:
Consolidated	$290,425	15.67%	N/A	N/A	N/A	N/A	N/A	N/A	$203,809	≥11%
C&N Bank	275,307	14.89%	147,925	≥8%	194,151	≥10.5%	184,906	≥10%	203,396	≥11%
Tier 1 capital to risk-weighted assets:
Consolidated	245,810	13.27%	N/A	N/A	N/A	N/A	N/A	N/A	166,753	≥9%
C&N Bank	255,409	13.81%	110,943	≥6%	157,170	≥8.5%	147,925	≥8%	166,415	≥9%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	245,810	13.27%	N/A	N/A	N/A	N/A	N/A	N/A	138,961	≥7.5%
C&N Bank	255,409	13.81%	83,208	≥4.5%	129,434	≥7.0%	120,189	≥6.5%	138,679	≥7.5%
Tier 1 capital to average assets:
Consolidated	245,810	9.87%	N/A	N/A	N/A	N/A	N/A	N/A	199,151	≥8%
C&N Bank	255,409	10.32%	99,010	≥4%	N/A	N/A	123,762	≥5%	198,020	≥8%

On September 25, 2023, the Corporation announced a new treasury stock repurchase program. Under the program, the Corporation is authorized to repurchase up to 750,000 shares of the Corporation’s common stock, or slightly less than 5% of the Corporation’s issued and outstanding shares at August 4, 2023. The new program was effective when publicly announced and will continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion. All shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plans and its equity compensation program. For the three and six months ended June 30, 2024, 22,496 shares were repurchased for a total cost of $383,000, at an average price of $17.01 per share. At June 30, 2024, there were 727,504 shares available to be repurchased under the program.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

To avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At June 30, 2024, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

At June 30, 2024, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 6.75%.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive (loss) income within stockholders’ equity. Accumulated other comprehensive (loss) income is excluded from the Bank’s and Corporation’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $41,710,000 at June 30, 2024 and $38,878,000 at December 31, 2023. The decrease in stockholders’ equity in the first six months of 2024 from the change in accumulated other comprehensive loss resulted from an increase in interest rates. Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity. To the extent unrealized losses on available-for-sale debt securities result from credit losses, unrealized losses are recorded as a charge against earnings. The securities section of Management’s Discussion and Analysis and Note 5 to the unaudited consolidated financial statements provide additional information concerning management’s evaluation of available-for-sale debt securities for credit losses at June 30, 2024.

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

Table XI, which follows this discussion, is based on the results of calculations performed using the simulation model as of June 30, 2024 and December 31, 2023. In the analysis based on June 30, 2024 and December 31, 2023 data, the amounts of net interest income decrease, as compared to the amounts based on current interest rates, in both the upward and downward rate scenarios. Further, at June 30, 2024 and December 31, 2023, the economic value of equity is modeled to decrease in all of the rising and falling rate scenarios. The modeling results reflect the impact of management’s assumptions that, in light of the significant increases in short-term interest rates that have occurred since early 2022, the Corporation’s deposit rates would rise in the increasing rate scenarios to a greater extent than they would fall in the decreasing rate scenarios. Further, results in the downward rate scenarios reflect limitations on the benefit of falling rates on some deposit types due to a 0% assumed floor. The Table also shows that as of the respective dates, the changes in net interest income and changes in economic value were within the policy limits in all scenarios.

In Table XI, the modeled economic value of equity is higher in all rate scenarios at June 30, 2024 as compared to December 31, 2023. The increase was mainly caused by an overall increase in the assumed lives of nonmaturity deposits used in the June 30, 2024 analysis based on an updated study completed in the second quarter 2024.

Under U.S. generally accepted accounting principles, available-for-sale debt securities are carried at fair value as of each balance sheet date. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

in accumulated other comprehensive income (loss) within stockholders’ equity. Increases in interest rates have caused the fair value of the Corporation’s available-for-sale debt securities to decrease, resulting in an accumulated other comprehensive loss related to securities of $41.7 million at June 30, 2024. In contrast, most of the Corporation’s other financial instruments, including loans receivable (held for investment), deposits and borrowed funds are carried on the balance sheet at historical cost without adjustment for the impact of changes in interest rates.

TABLE XI – THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

June 30, 2024 Data
(In Thousands)	Period Ending June 30, 2025

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$156,322	$86,001	$70,321	(15.7)%	25.0%
+300	150,593	75,112	75,481	(9.5)%	20.0%
+200	144,833	65,441	79,392	(4.8)%	15.0%
+100	139,020	56,989	82,031	(1.6)%	10.0%
0	133,160	49,756	83,404	0.0%	0.0%
-100	127,792	45,283	82,509	(1.1)%	10.0%
-200	121,714	40,862	80,852	(3.1)%	15.0%
-300	114,820	36,441	78,379	(6.0)%	20.0%
-400	107,255	32,020	75,235	(9.8)%	25.0%

	Economic Value of Equity at June 30, 2024

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$463,654	(13.1)%	50.0%
+300	491,821	(7.8)%	45.0%
+200	514,589	(3.5)%	35.0%
+100	529,225	(0.8)%	25.0%
0	533,373	0.0%	0.0%
-100	520,793	(2.4)%	25.0%
-200	501,246	(6.0)%	35.0%
-300	467,175	(12.4)%	45.0%
-400	417,753	(21.7)%	50.0%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2023 Data
(In Thousands)	Period Ending December 31, 2024

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$148,407	$81,707	$66,700	(21.5)%	25.0%
+300	143,333	70,165	73,168	(13.9)%	20.0%
+200	138,291	59,859	78,432	(7.7)%	15.0%
+100	133,224	50,797	82,427	(3.0)%	10.0%
0	127,920	42,979	84,941	0.0%	0.0%
-100	122,446	37,701	84,745	(0.2)%	10.0%
-200	116,922	32,462	84,460	(0.6)%	15.0%
-300	110,919	27,710	83,209	(2.0)%	20.0%
-400	104,495	23,067	81,428	(4.1)%	25.0%

	Economic Value of Equity at December 31, 2023

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$330,130	(21.2)%	50.0%
+300	359,302	(14.3)%	45.0%
+200	385,045	(8.1)%	35.0%
+100	405,178	(3.3)%	25.0%
0	419,199	0.0%	0.0%
-100	406,957	(2.9)%	25.0%
-200	406,145	(3.1)%	35.0%
-300	385,859	(8.0)%	45.0%
-400	363,763	(13.2)%	50.0%

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 25, 2023, the Corporation announced a new treasury stock repurchase program. Under the newly approved program, the Corporation is authorized to repurchase up to 750,000 shares of the Corporation’s common stock, or slightly less than 5% of the Corporation’s issued and outstanding shares at August 4, 2023. The new program was effective when publicly announced and will continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion. All shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plans and its equity compensation program. As of June 30, 2024, 22,496 shares had been repurchased under the repurchase program

The following table sets forth a summary of the purchases by the Corporation of its common stock during the second quarter 2024:

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet
			Publicly	be Purchased
	Total Number	Average	Announced	Under
	of Shares	Price Paid	Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
April 1 - 30, 2024	700	$17.01	700	749,300
May 1 - 31, 2024	600	$17.06	600	748,700
June 1 - 30, 2024	21,196	$17.01	21,196	727,504
Total	22,496	$17.01	22,496

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Mine Safety Disclosures

Not applicable

Item 5.     Other Information

The table below details the directors or executive officers for whom a written plan for the purchase of the Corporation’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) became effective in the second quarter 2024.

Name	Title	Effective date	Expiration date
Katherine W. Shattuck	Director	May 1, 2024	April 30, 2025
Frank G. Pellegrino	Director	May 1, 2024	April 30, 2025
Robert G. Loughery	Director	May 1, 2024	April 30, 2025

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The written plan provides for the directors to receive designated fees for their service as directors in the form of the Corporation’s common stock to be purchased in the open market by the Corporation’s transfer agent. Each of the directors identified above asserted they were not aware of material nonpublic information about the Corporation or its common stock at the time they adopted the written plan.

Except as noted above, during the three months ended June 30, 2024, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation    S-K.

Item 6.       Exhibits

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of The Corporation’s Form 10-Q filed May 6, 2022

3.2	By-laws	Incorporated by reference to Exhibit 3.1 of The Corporation’s Form 8-K filed February 18, 2022

31.	Rule 13a-14(a)/15d-14(a) certifications:

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32.	Section 1350 certifications	Filed herewith

101.INS	Inline XBRL Instance Document.	Filed herewith

101.SCH	Inline XBRL Schema Document.	Filed herewith

101.CAL	Inline XBRL Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Presentation Linkbase Document.	Filed herewith

104	The cover page of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (contained in Exhibit 101).	Filed herewith

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

August 7, 2024	By: /s/ J. Bradley Scovill
Date	President and Chief Executive Officer

August 7, 2024	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer