Form 10-Q
period 2024-09-30
CITIZENS & NORTHERN CORP
filed 2024-11-06
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	15,414,132 Shares Outstanding on October 31, 2024

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data) (Unaudited)

	September 30,	December 31,
(In Thousands, Except Share and Per Share Data)	2024	2023
ASSETS
Cash and due from banks:
Noninterest-bearing	$25,707	$24,855
Interest-bearing	158,506	32,023
Total cash and due from banks	184,213	56,878
Available-for-sale debt securities, at fair value	408,422	415,755

Loans receivable	1,892,764	1,848,139
Allowance for credit losses	(20,442)	(19,208)
Loans, net	1,872,322	1,828,931

Bank-owned life insurance	50,757	63,674
Accrued interest receivable	9,419	9,140
Bank premises and equipment, net	21,537	21,632
Foreclosed assets held for sale	181	478
Deferred tax asset, net	17,047	17,441
Goodwill	52,505	52,505
Core deposit intangibles, net	2,177	2,469
Other assets	52,242	46,681
TOTAL ASSETS	$2,670,822	$2,515,584

LIABILITIES
Deposits:
Noninterest-bearing	$513,067	$490,554
Interest-bearing	1,622,812	1,524,252
Total deposits	2,135,879	2,014,806
Short-term borrowings	11,426	33,874
Long-term borrowings - FHLB advances	174,617	138,337
Senior notes, net	14,882	14,831
Subordinated debt, net	24,802	24,717
Accrued interest and other liabilities	31,911	26,638
TOTAL LIABILITIES	2,393,517	2,253,203

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 30,000,000 shares;
issued 16,030,172 and outstanding 15,414,132 at September 30, 2024;
issued 16,030,172 and outstanding 15,295,135 at December 31, 2023	16,030	16,030
Paid-in capital	143,206	144,388
Retained earnings	161,920	157,028
Treasury stock, at cost; 616,040 shares at September 30, 2024 and 735,037
shares at December 31, 2023	(13,787)	(16,628)
Accumulated other comprehensive loss	(30,064)	(38,437)
TOTAL STOCKHOLDERS' EQUITY	277,305	262,381
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,670,822	$2,515,584

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income

(In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In Thousands, Except Per Share Data)	2024	2023	2024	2023
INTEREST INCOME
Interest and fees on loans:
Taxable	$28,099	$25,529	$82,292	$72,322
Tax-exempt	610	552	1,749	1,687
Income from available-for-sale debt securities:
Taxable	2,136	2,077	6,409	6,440
Tax-exempt	572	597	1,685	1,847
Other interest and dividend income	1,670	363	2,614	972
Total interest and dividend income	33,087	29,118	94,749	83,268
INTEREST EXPENSE
Interest on deposits	10,412	7,264	28,617	15,593
Interest on short-term borrowings	184	677	1,141	2,918
Interest on long-term borrowings - FHLB advances	1,983	1,164	5,294	2,901
Interest on senior notes, net	120	120	360	359
Interest on subordinated debt, net	232	230	695	691
Total interest expense	12,931	9,455	36,107	22,462
Net interest income	20,156	19,663	58,642	60,806
Provision (credit) for credit losses	1,207	(1,225)	2,726	(765)
Net interest income after provision (credit) for credit losses	18,949	20,888	55,916	61,571
NONINTEREST INCOME
Trust revenue	1,946	1,919	5,857	5,500
Brokerage and insurance revenue	523	394	1,589	1,189
Service charges on deposit accounts	1,546	1,443	4,336	4,121
Interchange revenue from debit card transactions	1,103	1,098	3,205	3,115
Net gains from sale of loans	360	237	786	450
Loan servicing fees, net	74	154	434	466
Increase in cash surrender value of life insurance	458	160	1,372	450
Other noninterest income	1,123	1,084	4,083	3,442
Realized gains on available-for-sale debt securities, net	0	0	0	6
Total noninterest income	7,133	6,489	21,662	18,739
NONINTEREST EXPENSE
Salaries and employee benefits	10,875	10,878	33,460	33,082
Net occupancy and equipment expense	1,377	1,268	4,160	3,993
Data processing and telecommunications expense	1,882	1,823	5,877	5,659
Automated teller machine and interchange expense	510	504	1,470	1,374
Pennsylvania shares tax	433	403	1,300	1,210
Professional fees	555	487	1,625	1,988
Other noninterest expense	2,637	2,577	7,936	8,443
Total noninterest expense	18,269	17,940	55,828	55,749
Income before income tax provision	7,813	9,437	21,750	24,561
Income tax provision	1,448	1,846	3,966	4,674
NET INCOME	$6,365	$7,591	$17,784	$19,887
EARNINGS PER COMMON SHARE - BASIC	$0.41	$0.50	$1.16	$1.29
EARNINGS PER COMMON SHARE - DILUTED	$0.41	$0.50	$1.16	$1.29

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income

(In Thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In Thousands)	2024	2023	2024	2023
Net income	$6,365	$7,591	$17,784	$19,887

Available-for-sale debt securities:
Unrealized holding gains (losses) on available-for-sale debt securities	13,829	(14,865)	10,243	(12,535)
Reclassification adjustment for gains realized in income	0	0	0	(6)
Other comprehensive income (loss) on available-for-sale debt securities	13,829	(14,865)	10,243	(12,541)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	0	0	394	(8)
Amortization of prior service cost and net actuarial loss and curtailment gain included in net periodic benefit cost	(22)	(14)	(532)	(42)
Other comprehensive loss on pension and postretirement obligations	(22)	(14)	(138)	(50)

Other comprehensive income (loss) before income tax	13,807	(14,879)	10,105	(12,591)
Income tax related to other comprehensive (income) loss	(2,510)	3,126	(1,732)	2,643

Net other comprehensive income (loss)	11,297	(11,753)	8,373	(9,948)

Comprehensive income (loss)	$17,662	$(4,162)	$26,157	$9,939

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	Nine Months Ended
	September 30,	September 30,
(In Thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,784	$19,887
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	2,726	(765)
Realized gains on available-for-sale debt securities, net	0	(6)
Net amortization of securities	1,269	1,556
Increase in cash surrender value of life insurance	(1,372)	(450)
Depreciation and amortization of bank premises and equipment	1,632	1,633
Net accretion of purchase accounting adjustments	(197)	(198)
Stock-based compensation	1,099	1,015
Deferred income taxes	(1,338)	235
Decrease in fair value of servicing rights	172	136
Net gains from sale of loans	(786)	(450)
Origination of loans held for sale	(27,070)	(14,568)
Proceeds from sales of loans held for sale	24,773	14,341
Increase in accrued interest receivable and other assets	(3,196)	(1,175)
Increase in accrued interest payable and other liabilities	5,340	4,588
Other	124	22
Net Cash Provided by Operating Activities	20,960	25,801
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	1,250	3,000
Proceeds from sales of available-for-sale debt securities	0	18,357
Proceeds from calls and maturities of available-for-sale debt securities	28,734	44,208
Purchase of available-for-sale debt securities	(11,516)	(8,215)
Redemption of Federal Home Loan Bank of Pittsburgh stock	5,991	19,503
Purchase of Federal Home Loan Bank of Pittsburgh stock	(6,748)	(19,905)
Purchase of Federal Reserve Bank stock	(36)	(6,243)
Net increase in loans	(45,752)	(89,998)
Proceeds from bank-owned life insurance	14,289	147
Purchase of premises and equipment	(1,554)	(1,381)
Proceeds from sale of foreclosed assets	293	62
Other	33	109
Net Cash Used in Investing Activities	(15,016)	(40,356)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	121,077	27,425
Net decrease in short-term borrowings	(22,448)	(56,809)
Proceeds from long-term borrowings - FHLB advances	59,386	70,049
Repayments of long-term borrowings - FHLB advances	(23,083)	(7,078)
Purchases of treasury stock	(655)	(6,719)
Common dividends paid	(11,636)	(11,703)
Net Cash Provided by Financing Activities	122,641	15,165
INCREASE IN CASH AND CASH EQUIVALENTS	128,585	610
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	52,778	47,698
CASH AND CASH EQUIVALENTS, END OF PERIOD	$181,363	$48,308
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Increase (decrease) in accrued purchase of available-for-sale debt securities	$911	$(454)
Assets acquired through foreclosure of real estate loans	$0	$390
Leased assets obtained in exchange for new operating lease liabilities	$187	0
Interest paid	$35,134	$21,392
Income taxes paid	$4,839	$4,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands, Except Share and Per Share Data) (Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Three Months Ended September 30, 2024	Shares	Shares	Stock	Capital	Earnings	Loss	Stock	Total
Balance, June 30, 2024	16,030,172	654,190	$16,030	$143,352	$159,859	$(41,361)	$(14,659)	$263,221
Net income					6,365			6,365
Other comprehensive income, net						11,297		11,297
Cash dividends declared on common stock, $.28 per share					(4,304)			(4,304)
Shares issued for dividend reinvestment plan		(21,688)		(81)			484	403
Restricted stock granted		(20,000)		(448)			448	0
Stock-based compensation expense				383				383
Treasury stock purchases		3,538					(60)	(60)
Balance, September 30, 2024	16,030,172	616,040	$16,030	$143,206	$161,920	$(30,064)	$(13,787)	$277,305

Three Months Ended September 30, 2023
Balance, June 30, 2023	16,030,172	762,076	$16,030	$143,661	$153,725	$(48,073)	$(17,226)	$248,117
Net income					7,591			7,591
Other comprehensive loss, net						(11,753)		(11,753)
Cash dividends declared on common stock, $.28 per share					(4,272)			(4,272)
Shares issued for dividend reinvestment plan		(20,184)		(36)			457	421
Forfeiture of restricted stock		1,073		27			(27)	0
Stock-based compensation expense				320				320
Purchase of restricted stock for tax withholding		838					(16)	(16)
Treasury stock purchases		10,683					(203)	(203)
Balance, September 30, 2023	16,030,172	754,486	$16,030	$143,972	$157,044	$(59,826)	$(17,015)	$240,205

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Nine Months Ended September 30, 2024	Shares	Shares	Stock	Capital	Earnings	Loss	Stock	Total
Balance, December 31, 2023	16,030,172	735,037	$16,030	$144,388	$157,028	$(38,437)	$(16,628)	$262,381
Net income					17,784			17,784
Other comprehensive income, net						8,373		8,373
Cash dividends declared on common stock, $.84 per share					(12,892)			(12,892)
Shares issued for dividend reinvestment plan		(64,476)		(237)			1,452	1,215
Restricted stock granted		(92,860)		(2,094)			2,094	0
Forfeiture of restricted stock		2,076		50			(50)	0
Stock-based compensation expense				1,099				1,099
Purchase of restricted stock for tax withholding		10,229					(212)	(212)
Treasury stock purchases		26,034					(443)	(443)
Balance, September 30, 2024	16,030,172	616,040	$16,030	$143,206	$161,920	$(30,064)	$(13,787)	$277,305

Nine Months Ended September 30, 2023
Balance, December 31, 2022	16,030,172	511,353	$16,030	$143,950	$151,743	$(49,878)	$(12,520)	$249,325
Adoption of ASU 2016-13 (CECL)					(1,652)			(1,652)
Net income					19,887			19,887
Other comprehensive loss, net						(9,948)		(9,948)
Cash dividends declared on common stock, $.84 per share					(12,934)			(12,934)
Shares issued for dividend reinvestment plan		(60,871)		(182)			1,413	1,231
Restricted stock granted		(53,788)		(1,314)			1,314	0
Forfeiture of restricted stock		23,039		503			(503)	0
Stock-based compensation expense				1,015				1,015
Purchase of restricted stock for tax withholding		9,453					(219)	(219)
Treasury stock purchases		325,300					(6,500)	(6,500)
Balance, September 30, 2023	16,030,172	754,486	$16,030	$143,972	$157,044	$(59,826)	$(17,015)	$240,205

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

Operating results reported for the nine-month period ended September 30, 2024 might not be indicative of the results for the year ending December 31, 2024. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issues Accounting Standard Updates (ASUs) to communicate changes to the FASB Accounting Standard Codification (ASC). This section provides a summary description of recent ASUs that have significant implications (elected or required) within the consolidated financial statements, or that management expects may have a significant impact on consolidated financial statements issued in the foreseeable future.

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

Recently Issued but Not Yet Effective Accounting Pronouncements

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

(In Thousands, Except Share and Per Share Data)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Basic
Net income	$6,365	$7,591	$17,784	$19,887
Less: Dividends and undistributed earnings allocated to participating securities	(54)	(57)	(140)	(156)
Net income attributable to common shares	$6,311	$7,534	$17,644	$19,731
Basic weighted-average common shares outstanding	15,267,120	15,154,797	15,254,124	15,264,391
Basic earnings per common share (a)	$0.41	$0.50	$1.16	$1.29
Diluted
Net income attributable to common shares	$6,311	$7,534	$17,644	$19,731
Basic weighted-average common shares outstanding	15,267,120	15,154,797	15,254,124	15,264,391
Dilutive effect of potential common stock arising from stock options	0	0	0	4
Diluted weighted-average common shares outstanding	15,267,120	15,154,797	15,254,124	15,264,395
Diluted earnings per common share (a)	$0.41	$0.50	$1.16	$1.29
Weighted-average nonvested restricted shares outstanding	131,302	113,328	121,035	120,632
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the consolidated statements of income, less earnings allocated to non-vested restricted shares with nonforfeitable dividends (participating securities).

Anti-dilutive stock options are excluded from earnings per share calculations. There were no anti-dilutive instruments outstanding in the three-month and nine-month periods ended September 30, 2024. The weighted-average number of anti-dilutive instruments outstanding was 8,934 in the three-month period ended September 30, 2023 and 0 in the nine-month period ended September 30, 2023.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended September 30, 2024
Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$13,829	$(2,515)	$11,314
Reclassification adjustment for (gains) realized in income	0	0	0
Other comprehensive income from available-for-sale debt securities	13,829	(2,515)	11,314
Unfunded pension and postretirement obligations:
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(22)	5	(17)
Other comprehensive loss on unfunded retirement obligations	(22)	5	(17)
Total other comprehensive income	$13,807	$(2,510)	$11,297

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended September 30, 2023
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(14,865)	$3,123	$(11,742)
Reclassification adjustment for (gains) realized in income	0	0	0
Other comprehensive loss from available-for-sale debt securities	(14,865)	3,123	(11,742)
Unfunded pension and postretirement obligations:
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(14)	3	(11)
Other comprehensive loss on unfunded retirement obligations	(14)	3	(11)
Total other comprehensive loss	$(14,879)	$3,126	$(11,753)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2024
Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$10,243	(1,761)	$8,482
Reclassification adjustment for (gains) realized in income	0	0	0
Other comprehensive income from available-for-sale debt securities	10,243	(1,761)	8,482
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	394	(83)	311
Amortization of prior service cost and net actuarial loss and curtailment gain included in net periodic benefit cost	(532)	112	(420)
Other comprehensive loss on unfunded retirement obligations	(138)	29	(109)
Total other comprehensive income	$10,105	$(1,732)	$8,373

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2023
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(12,535)	$2,632	$(9,903)
Reclassification adjustment for (gains) realized in income	(6)	1	(5)
Other comprehensive loss from available-for-sale debt securities	(12,541)	2,633	(9,908)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	(8)	1	(7)
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(42)	9	(33)
Other comprehensive loss on unfunded retirement obligations	(50)	10	(40)
Total other comprehensive loss	$(12,591)	$2,643	$(9,948)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amounts shown in the table immediately above are included in the following line items in the consolidated statements of income:

Affected Line Item in the
Description	Consolidated Statements of Income
Reclassification adjustment for (gains) realized in income (before-tax)	Realized gains on available-for-sale debt securities, net
Amortization of prior service cost and net actuarial loss and curtailment gain included in net periodic benefit cost (before-tax)	Other noninterest expense
Income tax effect	Income tax provision

Changes in the components of accumulated other comprehensive (loss) income are as follows and are presented net of tax:

(In Thousands)	Unrealized		Accumulated
	(Losses)	Unfunded	Other
	Gains	Retirement	Comprehensive
	on Securities	Obligations	(Loss) Income
Three Months Ended September 30, 2024
Balance, beginning of period	$(41,710)	$349	$(41,361)
Other comprehensive income (loss) during three months ended September 30, 2024	11,314	(17)	11,297
Balance, end of period	$(30,396)	$332	$(30,064)

Three Months Ended September 30, 2023
Balance, beginning of period	$(48,536)	$463	$(48,073)
Other comprehensive loss during three months ended September 30, 2023	(11,742)	(11)	(11,753)
Balance, end of period	$(60,278)	$452	$(59,826)

(In Thousands)	Unrealized		Accumulated
	(Losses)	Unfunded	Other
	Gains	Retirement	Comprehensive
	on Securities	Obligations	(Loss) Income
Nine Months Ended September 30, 2024
Balance, beginning of period	$(38,878)	$441	$(38,437)
Other comprehensive income (loss) during nine months ended September 30, 2024	8,482	(109)	8,373
Balance, end of period	$(30,396)	$332	$(30,064)

Nine Months Ended September 30, 2023
Balance, beginning of period	$(50,370)	$492	$(49,878)
Other comprehensive loss during nine months ended September 30, 2023	(9,908)	(40)	(9,948)
Balance, end of period	$(60,278)	$452	$(59,826)

4. CASH AND DUE FROM BANKS

Cash and due from banks at September 30, 2024 and December 31, 2023 include the following:

(In Thousands)	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$181,363	$52,778
Certificates of deposit	2,850	4,100
Total cash and due from banks	$184,213	$56,878

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

5. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at September 30, 2024 and December 31, 2023 are summarized as follows:

(In Thousands)	September 30, 2024
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$8,072	$0	$(751)	$7,321
Obligations of U.S. Government agencies	10,271	0	(895)	9,376
Bank holding company debt securities	28,956	0	(5,007)	23,949
Obligations of states and political subdivisions:
Tax-exempt	113,093	342	(8,499)	104,936
Taxable	55,182	0	(6,748)	48,434
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	101,545	248	(7,740)	94,053
Residential collateralized mortgage obligations	48,251	233	(2,883)	45,601
Commercial mortgage-backed securities	73,695	22	(7,327)	66,390
Private label commercial mortgage-backed securities	8,327	35	0	8,362
Total available-for-sale debt securities	$447,392	$880	$(39,850)	$408,422

(In Thousands)	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$12,325	$0	$(1,035)	$11,290
Obligations of U.S. Government agencies	11,119	0	(1,173)	9,946
Bank holding company debt securities	28,952	0	(5,452)	23,500
Obligations of states and political subdivisions:
Tax-exempt	113,464	311	(9,576)	104,199
Taxable	58,720	0	(8,609)	50,111
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	105,549	40	(10,184)	95,405
Residential collateralized mortgage obligations	50,212	0	(3,750)	46,462
Commercial mortgage-backed securities	76,412	0	(9,730)	66,682
Private label commercial mortgage-backed securities	8,215	0	(55)	8,160
Total available-for-sale debt securities	$464,968	$351	$(49,564)	$415,755

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions aggregated by length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023 for which an allowance for credit losses has not been recorded:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

September 30, 2024	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$0	$0	$7,321	(751)	$7,321	$(751)
Obligations of U.S. Government agencies	0	0	9,376	(895)	9,376	(895)
Bank holding company debt securities	0	0	23,949	(5,007)	23,949	(5,007)
Obligations of states and political subdivisions:
Tax-exempt	499	(1)	96,678	(8,498)	97,177	(8,499)
Taxable	0	0	45,475	(6,748)	45,475	(6,748)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	0	74,328	(7,740)	74,328	(7,740)
Residential collateralized mortgage obligations	0	0	29,050	(2,883)	29,050	(2,883)
Commercial mortgage-backed securities	0	0	64,018	(7,327)	64,018	(7,327)
Total	$499	$(1)	$350,195	$(39,849)	$350,694	$(39,850)

December 31, 2023	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$0	$0	$11,290	$(1,035)	$11,290	$(1,035)
Obligations of U.S. Government agencies	1,595	(9)	8,351	(1,164)	9,946	(1,173)
Bank holding company debt securities	0	0	23,500	(5,452)	23,500	(5,452)
Obligations of states and political subdivisions:
Tax-exempt	3,257	(24)	96,758	(9,552)	100,015	(9,576)
Taxable	0	0	49,961	(8,609)	49,961	(8,609)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	3,334	(27)	84,297	(10,157)	87,631	(10,184)
Residential collateralized mortgage obligations	3,588	(2)	32,808	(3,748)	36,396	(3,750)
Commercial mortgage-backed securities	2,327	(16)	64,355	(9,714)	66,682	(9,730)
Private label commercial mortgage-backed securities	8,160	(55)	0	0	8,160	(55)
Total	$22,261	$(133)	$371,320	$(49,431)	$393,581	$(49,564)

Gross realized gains and losses from available-for-sale debt securities were as follows:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Gross realized gains from sales	$0	$0	$0	$89
Gross realized losses from sales	0	0	0	(83)
Net realized (losses) gains	$0	$0	$0	$6

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of September 30, 2024. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	September 30, 2024
	Amortized	Fair
	Cost	Value
Due in one year or less	$9,459	$9,408
Due from one year through five years	30,098	28,615
Due from five years through ten years	78,690	70,407
Due after ten years	97,327	85,586
Sub-total	215,574	194,016
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	101,545	94,053
Residential collateralized mortgage obligations	48,251	45,601
Commercial mortgage-backed securities	73,695	66,390
Private label commercial mortgage-backed securities	8,327	8,362
Total	$447,392	$408,422

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

Investment securities carried at $220,482,000 at September 30, 2024 and $232,437,000 at December 31, 2023 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements.

A summary of information management considered in evaluating debt and equity securities for credit losses at September 30, 2024 and December 31, 2023 is provided below.

Debt Securities

As reflected in the table above, gross unrealized holding losses on available-for-sale debt securities totaled $39,850,000 at September 30, 2024 and $49,564,000 at December 31, 2023. At September 30, 2024, the Corporation does not have the intent to sell, nor is it more likely than not it will be required to sell, these securities before it is able to recover the amortized cost basis. The unrealized holding losses were consistent with increases in market interest rates that have occurred subsequent to the purchase of most of the securities.

At September 30, 2024 and December 31, 2023, management performed an assessment for possible credit losses of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. At September 30, 2024 and December 31, 2023, all of the Corporation’s holdings of bank holding company debt securities, obligations of states and political subdivisions and private label commercial mortgage-backed securities were investment grade and there have been no payment defaults.

Based on the results of the assessment, there was no allowance for credit losses (“ACL”) required on available-for-sale debt securities in an unrealized loss position at September 30, 2024 and December 31, 2023.

Equity Securities

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in other assets in the consolidated balance sheets, was $15,971,000 at September 30, 2024 and $15,214,000 at December 31, 2023. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at September 30, 2024 and December 31, 2023. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

In July 2023, C&N Bank became a member of the Federal Reserve System.  As a member, C&N Bank is required to purchase and maintain stock in the Federal Reserve Bank of Philadelphia. There is no active market for Federal Reserve Bank stock, and it must ordinarily be redeemed by the Federal Reserve Bank of Philadelphia in order to be liquidated. C&N Bank’s investment in Federal Reserve Bank stock, included in other assets in the consolidated balance sheets, was $6,288,000 at September 30, 2024 and $6,252,000 at December 31, 2023.

The Corporation has a marketable equity security included in other assets in the consolidated balance sheets with a carrying value of $889,000 at September 30, 2024 and $871,000 December 31, 2023, consisting exclusively of one mutual fund. There was an unrealized loss on the mutual fund of $111,000 at September 30, 2024 and $129,000 at December 31, 2023. Changes in the unrealized gains or losses on this security, which are included in other noninterest income in the consolidated statements of income, were a gain of $31,000 in the third quarter 2024, a loss of $27,000 in the third quarter 2023, a gain of $18,000 in the nine-month period ended September 30, 2024 and a loss of $27,000 in the nine-month period ended September 30, 2023.

6. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable at September 30, 2024 and December 31, 2023 are summarized as follows:

Summary of Loans by Type

(In Thousands)

	September 30,	December 31,
	2024	2023
Commercial real estate - non-owner occupied	$721,103	$737,342
Commercial real estate - owner occupied	266,477	237,246
All other commercial loans	431,985	399,693
Residential mortgage loans	407,429	413,714
Consumer loans	65,770	60,144
Total	1,892,764	1,848,139
Less: allowance for credit losses on loans	(20,442)	(19,208)
Loans, net	$1,872,322	$1,828,931

In the table above, outstanding loan balances are presented net of deferred loan origination fees, net, of $4,309,000 at September 30, 2024 and $4,459,000 at December 31, 2023.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables presents an analysis of past due loans as of September 30, 2024 and December 31, 2023:

(In Thousands)	As of September 30, 2024
	Past Due	Past Due
	30-89	90+	Nonaccrual	Current	Total
	Days	Days	Loans	Loans	Loans
Commercial real estate - non-owner occupied	$7,867	$0	$7,799	$705,437	$721,103
Commercial real estate - owner occupied	467	0	1,741	264,269	266,477
All other commercial loans	4,999	0	10,151	416,835	431,985
Residential mortgage loans	2,284	0	4,325	400,820	407,429
Consumer loans	289	56	385	65,040	65,770
Total	$15,906	$56	$24,401	$1,852,401	$1,892,764

(In Thousands)	As of December 31, 2023
	Past Due	Past Due
	30-89	90+	Nonaccrual	Current	Total
	Days	Days	Loans	Loans	Loans
Commercial real estate - non-owner occupied	$2,215	$126	$8,412	$726,589	$737,342
Commercial real estate - owner occupied	849	0	1,575	234,822	237,246
All other commercial loans	229	2,593	1,323	395,548	399,693
Residential mortgage loans	5,365	326	3,627	404,396	413,714
Consumer loans	617	145	240	59,142	60,144
Total	$9,275	$3,190	$15,177	$1,820,497	$1,848,139

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents the recorded investment in loans by credit quality indicators by year of origination as of September 30, 2024:

(In Thousands)	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial real estate - non-owner occupied
Pass	$29,241	$98,545	$158,232	$78,742	$53,094	$256,743	$0	$674,597
Special Mention	0	0	26,222	2,359	0	6,468	0	35,049
Substandard	119	0	63	0	0	11,275	0	11,457
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - non-owner occupied	$29,360	$98,545	$184,517	$81,101	$53,094	$274,486	$0	$721,103
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$757	$0	$757
Commercial real estate - owner occupied
Pass	$23,389	$33,835	$52,785	$50,098	$11,856	$82,977	$0	$254,940
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	5,172	733	2,417	0	3,215	0	11,537
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - owner occupied	$23,389	$39,007	$53,518	$52,515	$11,856	$86,192	$0	$266,477
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0
All other commercial loans
Pass	$56,294	$71,062	$61,114	$46,638	$23,682	$27,489	$118,178	$404,457
Special Mention	555	0	6,348	0	23	8	962	7,896
Substandard	44	0	3,546	5,229	302	1,240	9,271	19,632
Doubtful	0	0	0	0	0	0	0	0
Total all other commercial loans	$56,893	$71,062	$71,008	$51,867	$24,007	$28,737	$128,411	$431,985
Year-to-date gross charge-offs	$0	$0	$427	$60	$21	$122	$0	$630
Residential mortgage loans
Pass	$28,053	$52,234	$81,960	$51,686	$36,947	$151,334	$0	$402,214
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	35	31	0	245	4,904	0	5,215
Doubtful	0	0	0	0	0	0	0	0
Total residential mortgage loans	$28,053	$52,269	$81,991	$51,686	$37,192	$156,238	$0	$407,429
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0
Consumer loans
Pass	$7,897	$3,941	$3,267	$1,184	$674	$752	$47,547	$65,262
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	2	0	0	0	55	451	508
Doubtful	0	0	0	0	0	0	0	0
Total consumer loans	$7,897	$3,943	$3,267	$1,184	$674	$807	$47,998	$65,770
Year-to-date gross charge-offs	$0	$67	$130	$7	$8	$1	$84	$297
Total Loans
Pass	$144,874	$259,617	$357,358	$228,348	$126,253	$519,295	$165,725	$1,801,470
Special Mention	555	0	32,570	2,359	23	6,476	962	42,945
Substandard	163	5,209	4,373	7,646	547	20,689	9,722	48,349
Doubtful	0	0	0	0	0	0	0	0
Total	$145,592	$264,826	$394,301	$238,353	$126,823	$546,460	$176,409	$1,892,764
Year-to-date gross charge-offs	$0	$67	$557	$67	$29	$880	84	$1,684

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents the recorded investment in loans by credit quality indicators by year of origination as of December 31, 2023:

	Term Loans by Year of Origination
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial real estate - non-owner occupied
Pass	$96,615	$167,484	$89,582	$55,390	$80,020	$207,017	0	696,108
Special Mention	0	20,072	2,446	0	116	6,188	0	28,822
Substandard	0	0	0	18	566	11,828	0	12,412
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - non-owner occupied	$96,615	$187,556	$92,028	$55,408	$80,702	$225,033	$0	$737,342
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - owner occupied
Pass	$33,761	$37,429	$52,090	$12,858	$17,505	$71,775	$0	$225,418
Special Mention	104	746	0	0	0	166	0	1,016
Substandard	5,200	0	2,567	0	0	3,045	0	10,812
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - owner occupied	$39,065	$38,175	$54,657	$12,858	$17,505	$74,986	$0	$237,246
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0
All other commercial loans
Pass	$58,393	$90,560	$51,813	$27,718	$16,421	$24,326	$107,234	$376,465
Special Mention	0	2,690	5,043	8	0	794	301	8,836
Substandard	0	1,267	1,250	453	679	1,085	9,658	14,392
Doubtful	0	0	0	0	0	0	0	0
Total all other commercial loans	$58,393	$94,517	$58,106	$28,179	$17,100	$26,205	$117,193	$399,693
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$12	$12
Residential mortgage loans
Pass	$57,300	$87,519	$56,183	$39,411	$32,401	$135,546	$0	$408,360
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	285	369	4,700	0	5,354
Doubtful	0	0	0	0	0	0	0	0
Total residential mortgage loans	$57,300	$87,519	$56,183	$39,696	$32,770	$140,246	$0	$413,714
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$33	$0	$33
Consumer loans
Pass	$6,020	$4,664	$1,944	$1,205	$175	$913	$44,312	$59,233
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	5	11	1	58	836	911
Doubtful	0	0	0	0	0	0	0	0
Total consumer loans	$6,020	$4,664	$1,949	$1,216	$176	$971	$45,148	$60,144
Year-to-date gross charge-offs	$0	$149	$0	$18	$3	$3	$138	$311
Total Loans
Pass	$252,089	$387,656	$251,612	$136,582	$146,522	$439,577	$151,546	$1,765,584
Special Mention	104	23,508	7,489	8	116	7,148	301	38,674
Substandard	5,200	1,267	3,822	767	1,615	20,716	10,494	43,881
Doubtful	0	0	0	0	0	0	0	0
Total	$257,393	$412,431	$262,923	$137,357	$148,253	$467,441	$162,341	$1,848,139
Year-to-date gross charge-offs	$0	$149	$0	$18	$3	$36	150	$356

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables are a summary of the Corporation’s nonaccrual loans by major categories for the periods indicated.

	September 30, 2024
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
(In Thousands)	No Allowance	with an Allowance	Loans
Commercial real estate - non-owner occupied	$6,442	$1,357	$7,799
Commercial real estate - owner occupied	1,476	265	1,741
All other commercial loans	10,151	0	10,151
Residential mortgage loans	4,325	0	4,325
Consumer loans	385	0	385
Total	$22,779	$1,622	$24,401

	December 31, 2023
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
(In Thousands)	No Allowance	with an Allowance	Loans
Commercial real estate - non-owner occupied	$1,111	$7,301	$8,412
Commercial real estate - owner occupied	1,281	294	1,575
All other commercial loans	1,132	191	1,323
Residential mortgage loans	3,627	0	3,627
Consumer loans	240	0	240
Total	$7,391	$7,786	$15,177

The Corporation recognized interest income on nonaccrual loans of $234,000 and $750,000 in the three and nine months ended September 30, 2024 and $317,000 and $744,000 in the three and nine months ended September 30, 2023.

The following table represents the accrued interest receivable written off by reversing interest income during the three-month and nine-month periods ended September 30, 2024 and 2023:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In Thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Commercial real estate - non-owner occupied	$0	$22	$19	$48
Commercial real estate - owner occupied	0	0	10	0
All other commercial loans	79	0	197	0
Residential mortgage loans	6	11	24	17
Consumer loans	4	0	8	2
Total	$89	$33	$258	$67

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

The following table details the amortized cost of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses on loans allocated to these loans:

	September 30, 2024		December 31, 2023
	Amortized		Amortized
(In Thousands)	Cost	Allowance	Cost	Allowance
Commercial real estate - non-owner occupied	$7,799	$14	$8,412	$648
Commercial real estate - owner occupied	1,741	159	1,575	5
All other commercial loans	10,151	0	1,277	90
Total	$19,691	$173	$11,264	$743

Allowance for Credit Losses

The allowance for credit losses (“ACL”) on loans represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The ACL on loans includes two primary components: (i) an allowance established on loans which share similar risk characteristics which are collectively evaluated for credit losses, and (ii) an allowance established on loans which do not share similar risk characteristics with any loan segment and which are individually evaluated for credit losses.

Management determines the ACL on loans that are collectively evaluated by considering the following: (a) the weighted-average remaining maturity (WARM) method is used to estimate credit losses, based on the Corporation’s historical loss experience, for pools of loans with similar risk and cash flow characteristics; (b) subjective adjustments are made, generally increasing the ACL, for qualitative risk factors that are deemed likely to cause estimated credit losses to differ from historical experience; and (c) an additional adjustment to expected credit losses is made, based on an economic forecast, and applied for the first 2 years of the weighted-average remaining life of the portfolio.

The following table summarizes the activity related to the allowance for credit losses for the three and nine months ended September 30, 2024 and 2023.

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Total
Balance, June 30, 2024	$12,177	$2,901	$3,678	$1,112	$514	$20,382
Charge-offs	(640)	0	(570)	0	(58)	(1,268)
Recoveries	0	0	5	1	25	31
Provision (credit) for credit losses on loans	381	(28)	311	647	(14)	1,297
Balance, September 30, 2024	$11,918	$2,873	$3,424	$1,760	$467	$20,442

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Total
Balance, December 31, 2023	$12,010	$2,116	$2,918	$1,764	$400	$19,208
Charge-offs	(757)	0	(630)	0	(297)	(1,684)
Recoveries	0	0	40	4	51	95
Provision (credit) for credit losses on loans	665	757	1,096	(8)	313	2,823
Balance, September 30, 2024	$11,918	$2,873	$3,424	$1,760	$467	$20,442

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Total
Balance, June 30, 2023	$10,603	$2,025	$3,686	$2,464	$278	$19,056
Charge-offs	0	0	(7)	0	(91)	(98)
Recoveries	0	0	34	8	18	60
Provision (credit) for credit losses on loans	(268)	(161)	(161)	(479)	136	(933)
Balance, September 30, 2023	$10,335	$1,864	$3,552	$1,993	$341	$18,085

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Unallocated	Total
Balance, December 31, 2022	$6,305	$1,942	$4,142	$2,751	$475	$1,000	$16,615
Adoption of ASU 2016-13 (CECL)	3,763	7	(88)	(344)	(234)	(1,000)	2,104
Charge-offs	0	0	(12)	(33)	(254)	0	(299)
Recoveries	0	0	34	10	30	0	74
Provision (credit) for credit losses on loans	267	(85)	(524)	(391)	324	0	(409)
Balance, September 30, 2023	$10,335	$1,864	$3,552	$1,993	$341	$0	$18,085

The ACL on loans individually evaluated decreased to $173,000 at September 30, 2024 from $1,230,000 at June 30, 2024 and $743,000 at December 31, 2023, primarily from partial charge-offs on three loans with individual ACLs at June 30, 2024, including two loans with individual ACLs at December 31, 2023.

The ACL on loans collectively evaluated was $20,269,000 at September 30, 2024, $19,152,000 at June 30, 2024 and $18,465,000 at December 31, 2023. The increase in the ACL at September 30, 2024 as compared to June 30, 2024 included an increase related to the economic forecast, an increase in the WARM method estimate based on the Corporation’s net charge-off experience and a net increase related to changes in qualitative adjustments. The increase in the ACL at September 30, 2024 as compared to December 31, 2023 included a net increase related to changes in qualitative adjustments and the net impact of an increase in loans receivable, partially offset by a decrease in the WARM method estimate.

Modifications Made to Borrowers Experiencing Financial Difficulty

The Corporation closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. During the three and nine months ended September 30, 2024 and September 30, 2023, the Corporation made no modifications to borrowers experiencing financial difficulty.

The following table depicts the performance of two loans which were in nonaccrual status at September 30, 2024 that were modified in the fourth quarter 2023:

(In Thousands)	Payment Status (Amortized Cost Basis)
September 30, 2024	Current	90+ Days Past Due	Total
Commercial real estate - non-owner occupied:
Non-owner occupied	$1,846	$1,357	$3,203

The loan that was current at September 30, 2024 matured October 5, 2024, and the Corporation and borrower are engaged in negotiations regarding an extension of the loan term. The Corporation  received principal payments totaling $40,000 during the nine months ended September 30, 2024 and recorded a partial charge-off of $640,000 on this loan in the third quarter 2024. There was no specific allowance

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

on this loan at September 30, 2024, while the specific allowance on the loan was $455,000 at June 30, 2024 and $486,000 at December 30, 2023.

The loan that was past due more than 90 days in the table above was in default with its modified terms at September 30, 2024. The Corporation received payments totaling $24,000 during the nine months September 30, 2024, all of which were applied to principal. There was a specific allowance on this loan of $14,000 at September 30, 2024 and $38,000 at June 30, 2024 and December 31, 2023.

Except as described above, at September 30, 2024 and December 31, 2023, the Corporation had no commitments to lend any additional funds on modified loans and during the three month and nine month periods ended September 30, 2024 and September 30, 2023, the Corporation had no loans that defaulted during the period and had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification.

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

The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	September 30,	December 31,
	2024	2023
Residential real estate in process of foreclosure	$616	$1,227

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The contract amounts of these financial instruments at September 30, 2024 and December 31, 2023 are as follows:

	September 30,	December 31,
(In Thousands)	2024	2023
Commitments to extend credit	$378,535	$395,997
Standby letters of credit	64,938	19,158

The Corporation maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, commercial letters of credit and credit enhancement obligations related to residential mortgage loans sold with recourse, when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. The allowance for credit losses for off-balance sheet exposures of $593,000 at September 30, 2024 and $690,000 at December 31, 2023, is included in accrued interest and other liabilities on the unaudited consolidated balance sheets.

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet exposures for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
(In Thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Beginning Balance	$683	$1,154	$690	$425
Adjustment to allowance for off-balance sheet exposures for adoption of ASU 2016-13	0	0	0	793
Recoveries	0	38	0	38
Credit for unfunded commitments	(90)	(292)	(97)	(356)
Ending Balance, September 30	$593	$900	$593	$900

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. At September 30, 2024 and December 31, 2023, the net carrying value of goodwill was $52,505,000.

Information related to core deposit intangibles is as follows:

(In Thousands)	September 30,	December 31,
	2024	2023
Gross amount	$6,639	$6,639
Accumulated amortization	(4,462)	(4,170)
Net	$2,177	$2,469

Amortization expense related to core deposit intangibles is included in other noninterest expense in the consolidated statements of income, as follows:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Amortization expense	$97	$102	$292	$306

8. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	September 30,	December 31,
	2024	2023
FHLB-Pittsburgh borrowings	$10,000	$31,500
Customer repurchase agreements	1,426	2,374
Total short-term borrowings	$11,426	$33,874

At September 30, 2024, short-term borrowings included short-term advances maturing in the third and fourth quarters of 2024 totaling $10,000,000 with a weighted average interest rate of 5.29%. At December 31, 2023, short-term borrowings included an overnight borrowing from FHLB-Pittsburgh of $6,500,000 at an interest rate of 5.68% and short-term advances maturing in the first quarter 2024 totaling $25,000,000 with a weighted average interest rate of 5.60%.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at September 30, 2024 and December 31, 2023. The carrying value of the underlying securities was $1,440,000 at September 30, 2024 and $2,400,000 at December 31, 2023.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $1,337,673,000 at September 30, 2024 and $1,323,008,000 at December 31, 2023. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in other assets in the consolidated balance sheets) were $15,971,000 at September 30, 2024 and $15,214,000 at December 31, 2023. The Corporation’s total credit facility with FHLB-Pittsburgh was $945,142,000 at September 30, 2024, including an unused (available) amount of $737,284,000. At December 31, 2023, the Corporation’s total credit facility with FHLB-Pittsburgh was $926,845,000, including an unused (available) amount of $737,824,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation had available credit with other correspondent banks totaling $75,000,000 at September 30, 2024 and December 31, 2023. These lines of credit are primarily unsecured. No amounts were outstanding at September 30, 2024 or December 31, 2023.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At September 30, 2024, the Corporation had available credit in the amount of $18,602,000 on this line with no outstanding advances. At December 31, 2023, the Corporation had available credit in the amount of $19,982,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with a carrying value of $19,387,000 at September 30, 2024 and $20,829,000 at December 31, 2023.

LONG-TERM BORROWINGS – FHLB ADVANCES

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	September 30,	December 31,
	2024	2023
Loans maturing in 2024 with a weighted-average rate of 3.90%	9,138	32,161
Loans maturing in 2025 with a weighted-average rate of 4.30%	44,544	44,627
Loans maturing in 2026 with a weighted-average rate of 4.61%	48,018	35,518
Loans maturing in 2027 with a weighted-average rate of 4.24%	34,571	24,031
Loans maturing in 2028 with a weighted-average rate of 4.30%	26,027	2,000
Loans maturing in 2029 with a weighted-average rate of 4.42%	12,319	0
Total long-term FHLB-Pittsburgh borrowings	$174,617	$138,337

Note: Weighted-average rates are presented as of September 30, 2024.

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

The Senior Notes were recorded, net of debt issuance costs of $337,000, at an initial carrying amount of $14,663,000. Debt issuance costs are amortized over the term of the Senior Notes as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Senior Notes totaling $17,000 in the third quarter 2024 and $51,000 for the nine-month  period ended September 30, 2024, and $16,000 in the third quarter 2023 and $49,000 for the nine-month period ended September 30, 2023, was included in interest expense in the unaudited consolidated statements of income.

At September 30, 2024 and December 31, 2023, outstanding Senior Notes are as follows:

(In Thousands)	September 30,	December 31,
	2024	2023
Senior Notes with an aggregate par value of $15,000,000; bearing interest at 2.75% with an effective interest rate of 3.23%; maturing in June 2026	$14,882	$14,831
Total carrying value	$14,882	$14,831

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

The Subordinated Notes were recorded, net of debt issuance costs of $563,000, at an initial carrying amount of $24,437,000. Debt issuance costs are amortized through June 1, 2026 as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Subordinated Notes totaling $29,000 in the third quarter 2024 and $85,000 for the nine-month period ended September 30, 2024, and $27,000 in the third quarter 2023 and $79,000 for the nine-month period ended September 30, 2023, was included in interest expense in the unaudited consolidated statements of income.

At September 30, 2024 and December 31, 2023, the carrying amounts of subordinated debt agreements are as follows:

(In Thousands)	September 30,	December 31,
	2024	2023
Agreements with a par value of $25,000,000; bearing interest at 3.25% with an effective interest rate of 3.74%; maturing in June 2031 and redeemable at par in June 2026	$24,802	$24,717
Total carrying value	$24,802	$24,717

9. STOCK-BASED COMPENSATION PLANS

The Corporation has a stock incentive plan for selected officers and the independent directors. The first quarter 2024 restricted stock awards to employees vest ratably over three years, and the 2024 restricted stock awards for the independent directors vest over one year. During the three-month period ended September 30, 2024, there was a time-based award of 20,000 shares of restricted stock to the President and Chief Executive Officer pursuant to an amended and restated Employment Agreement with a vesting date of April 30, 2027. Following is a summary of restricted stock awards granted in the nine-month period ended September 30, 2024:

(Dollars in Thousands)		Aggregate
		Grant
		Date
	Number of	Fair
	Shares	Value
Nine Months Ended September 30, 2024 awards:
Time-based awards to independent directors	10,000	$214
Time-based awards to employees	63,514	1,336
Performance-based awards to employees	19,346	371
Total	92,860	$1,921

Compensation cost related to restricted stock is recognized based on the fair value of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. Total stock-based compensation expense attributable to restricted stock awards amounted to $383,000 in the third quarter 2024 and $320,000 in the third quarter 2023. Total stock-based compensation expense attributable to restricted stock awards amounted to $1,099,000 in the nine-month period ended September 30, 2024 and $1,015,000 in the nine-month period ended September 30, 2023.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

10. CONTINGENCIES

Class Action Litigation

On March 27, 2024, a putative class action lawsuit was filed in the US District Court for the Western District of Texas by investors in a purported Ponzi scheme operated by two individuals, one of whom maintained accounts at C&N Bank. The plaintiffs have sued C&N Bank, along with another bank, and additional law firm and accounting firm defendants. The case is styled Goldovsky, et al. v. Rausch, et al. Plaintiffs have asserted claims against C&N Bank and the other bank for aiding and abetting alleged violations of the Texas Securities Act, and additional claims against the legal and accounting professionals for statutory fraud, common law fraud, negligent misrepresentation, and knowing participation in breach of fiduciary duty.  C&N Bank has filed motions to dismiss the case for wont of personal jurisdiction and failure to state a claim. The Plaintiffs have responded to those motions. Plaintiffs have filed an application for certification of the suit as a class action. The court has stayed the motions to dismiss pending consideration of the class action certification application. Discovery as to the class action qualification is underway, with depositions of the named plaintiffs scheduled. C&N Bank believes that it has substantial defenses against the action, and it intends to defend itself against the plaintiffs’ allegations. Based on the information available to the Corporation, the Corporation does not believe at this time that a loss is probable in this matter, nor can a range of possible losses be determined. Accordingly, no liability has been recorded for this litigation matter in the accompanying consolidated financial statements. The Corporation’s estimate may change from time to time, and actual losses could vary.

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

The aggregate notional amount of interest rate swaps was $143,070,000 at September 30, 2024 and $150,028,000 at December 31, 2023. There were no interest rate swaps originated in the nine-month periods ended September 30, 2024, and 2023. There were no gross amounts of interest rate swap-related assets and liabilities not offset in the consolidated balance sheets at September 30, 2024.

The Corporation has entered into an RPA with another institution as a means to assume a portion of the credit risk associated with a loan structure which includes a derivative instrument, in exchange for fee income commensurate with the risk assumed.  This type of derivative is referred to as an “RPA In.” In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Corporation has provided a loan structured with a derivative, the Corporation purchased an RPA from an institution participating in the facility in exchange for a fee commensurate with the risk shared. This type of derivative is referred to as an “RPA Out.”  The net impact on the consolidated statements of income from RPAs was a decrease in other noninterest income of $1,000 in the third quarter 2024 and an increase of $1,000 in the nine-month period ended September 30, 2024 as compared to an increase of $1,000 in the third quarter 2023 and $19,000 in the nine months ended September 30, 2023.

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the consolidated balance sheets at September 30, 2024 and December 31, 2023:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	At September 30, 2024				At December 31, 2023
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
	Amount	Value (1)	Amount	Value (2)	Amount	Value (1)	Amount	Value (2)
Interest rate swap agreements	$71,535	$1,991	$71,535	$1,991	$75,014	$2,783	$75,014	$2,783
RPA Out	6,988	8	0	0	7,082	11	0	0
RPA In	0	0	9,958	9	0	0	10,000	13

(1)	Included in other assets in the consolidated balance sheets.
(2)	Included in accrued interest and other liabilities in the consolidated balance sheets.

The Corporation’s agreements with its derivative counterparties provide that if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. Further, if the Corporation were to fail to maintain its status as a well or adequately capitalized institution, then the counterparties could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements. There was interest-bearing cash pledged as collateral against the Corporation’s liability related to the interest rate swaps of $1,350,000 at September 30, 2024 and $1,360,000 at December 31, 2023.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2024 and December 31, 2023, assets and liabilities measured at fair value and the valuation methods used are as follows:

	September 30, 2024
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs	Total
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$7,321	$0	$0	$7,321
Obligations of U.S. Government agencies	0	9,376	0	9,376
Bank holding company debt securities	0	23,949	0	23,949
Obligations of states and political subdivisions:
Tax-exempt	0	104,936	0	104,936
Taxable	0	48,434	0	48,434
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	94,053	0	94,053
Residential collateralized mortgage obligations	0	45,601	0	45,601
Commercial mortgage-backed securities	0	66,390	0	66,390
Private label commercial mortgage-backed securities	0	8,362	0	8,362
Total available-for-sale debt securities	7,321	401,101	0	408,422
Marketable equity security	889	0	0	889
Servicing rights	0	0	2,682	2,682
RPA Out	0	8	0	8
Interest rate swap agreements, assets	0	1,991	0	1,991
Total recurring fair value measurements, assets	$8,210	$403,100	$2,682	$413,992

Recurring fair value measurements, liabilities:
RPA In	$0	$9	$0	$9
Interest rate swap agreements, liabilities	0	1,991	0	1,991
Total recurring fair value measurements, liabilities	$0	$2,000	$0	$2,000

Nonrecurring fair value measurements, assets:
Loans individually evaluated for credit loss, net	$0	$0	$1,449	$1,449
Foreclosed assets held for sale	0	0	181	181
Total nonrecurring fair value measurements, assets	$0	$0	$1,630	$1,630

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	December 31, 2023
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs	Total
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$11,290	$0	$0	$11,290
Obligations of U.S. Government agencies	0	9,946	0	9,946
Bank holding company debt securities	0	23,500	0	23,500
Obligations of states and political subdivisions:
Tax-exempt	0	104,199	0	104,199
Taxable	0	50,111	0	50,111
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	95,405	0	95,405
Residential collateralized mortgage obligations	0	46,462	0	46,462
Commercial mortgage-backed securities	0	66,682	0	66,682
Private label commercial mortgage-backed securities	0	8,160	0	8,160
Total available-for-sale debt securities	11,290	404,465	0	415,755
Marketable equity security	871	0	0	871
Servicing rights	0	0	2,659	2,659
RPA Out	0	11	0	11
Interest rate swap agreements, assets	0	2,783	0	2,783
Total recurring fair value measurements, assets	$12,161	$407,259	$2,659	$422,079

Recurring fair value measurements, liabilities,
RPA In	$0	$13	$0	$13
Interest rate swap agreements, liabilities	0	2,783	0	2,783
Total recurring fair value measurements, liabilities	$0	$2,796	$0	$2,796

Nonrecurring fair value measurements, assets:
Impaired loans, net	$0	$0	$7,043	$7,043
Foreclosed assets held for sale	0	0	478	478
Total nonrecurring fair value measurements, assets	$0	$0	$7,521	$7,521

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2024 and December 31, 2023, quantitative information regarding valuation techniques and the significant unobservable inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	9/30/2024	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		9/30/2024
Servicing rights	$2,682	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	122.00%	Weighted-average PSA

	Fair Value at
	12/31/2023	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2023
Servicing rights	$2,659	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	131.00%	Weighted-average PSA

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

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Servicing rights balance, beginning of period	$2,720	$2,607	$2,659	$2,653
Originations of servicing rights	91	64	195	113
Unrealized loss included in earnings	(129)	(41)	(172)	(136)
Servicing rights balance, end of period	$2,682	$2,630	$2,682	$2,630

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2024 and December 31, 2023, quantitative information regarding valuation techniques and the significant unobservable inputs used for nonrecurring fair value measurements using Level 3 methodologies are as follows:

(Dollars In Thousands)						Range (Weighted
		Valuation				Average)
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	9/30/2024	9/30/2024	9/30/2024	Technique	Inputs	9/30/2024

Loans individually evaluated for credit loss:
Commercial real estate - non-owner occupied	$1,357	$14	$1,343	Sales comparison	Discount to appraised value	30% (30)%
Commercial real estate - owner occupied	265	159	106	Sales comparison & SBA guaranty	Discount to appraised value	97% (97)%
Total loans individually evaluated for credit loss	$1,622	$173	$1,449
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$25	$0	$25	Sales comparison	Discount to appraised value	62% (62)%
Commercial real estate	156	0	156	Sales comparison	Discount to appraised value	18%-77% (34)%
Total foreclosed assets held for sale	$181	$0	$181

(Dollars In Thousands)						Range (Weighted
		Valuation				Average)
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2023	12/31/2023	12/31/2023	Technique	Inputs	12/31/2023

Loans individually evaluated for credit loss:
Commercial real estate - non-owner occupied	$7,301	$648	$6,653	Sales comparison	Discount to appraised value	22%-30% (25)%
Commercial real estate - owner occupied	294	5	289	Sales comparison & SBA guaranty	Discount to appraised value	93% (93)%
All other commercial loans	191	90	101	Liquidation & SBA guaranty	Discount to appraised value	0%-76% (17)%
Total loans individually evaluated for credit loss	$7,786	$743	$7,043
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$47	$0	$47	Sales comparison	Discount to appraised value	20%-62% (50)%
Commercial real estate	431	0	431	Sales comparison	Discount to appraised value	18%-50% (45)%
Total foreclosed assets held for sale	$478	$0	$478

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	September 30, 2024		December 31, 2023
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$181,363	$181,363	$52,778	$52,778
Certificates of deposit	Level 2	2,750	2,746	4,100	3,859
Restricted equity securities (included in other assets)	Level 2	22,509	N/A	21,716	N/A
Loans, net	Level 3	1,872,322	1,794,754	1,828,931	1,750,336
Accrued interest receivable	Level 2	9,419	9,419	9,140	9,140

Financial liabilities:
Deposits with no stated maturity	Level 2	1,643,861	1,643,861	1,590,357	1,590,357
Time deposits	Level 2	492,018	493,398	424,449	423,643
Short-term borrowings	Level 2	11,426	11,426	33,874	33,874
Long-term borrowings	Level 2	174,617	177,338	138,337	137,775
Senior debt	Level 2	14,882	13,581	14,831	12,706
Subordinated debt	Level 2	24,802	19,602	24,717	22,750
Accrued interest payable	Level 2	2,390	2,390	1,525	1,525

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in this quarterly report on Form 10-Q are forward-looking statements. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the Corporation) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements, which are not historical facts, are based on certain assumptions and describe future plans, business objectives and expectations, and are generally identifiable by the use of words such as, "should", “likely”, "expect", “plan”, "anticipate", “target”, “forecast”, and “goal”. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond management’s control and could cause results to differ materially from those expressed or implied by such forward-looking statements. Factors which could have a material, adverse impact on the operations and future prospects of the Corporation include, but are not limited to, the following:

●	changes in monetary and fiscal policies of the Federal Reserve Board and the U.S. Government, particularly related to changes in interest rates
●changes in general economic conditions
●	adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, sources of liquidity and capital funding, and regulatory responses to these developments
●the Corporation’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses
●	current, pending or future legislation or regulation that could have a negative effect on the Corporation’s revenue and businesses, including rules and regulations relating to capital and liquidity requirements, bank products and financial services, and the Corporation’s ability to address, and the expense related to complying, with those requirements
●downturn in demand for loan, deposit and other financial services in the Corporation’s market area
●increased competition from other banks and non-bank providers of financial services
●	technological changes and increased technology-related costs
●	information security breach or other technology difficulties or failures
●changes in accounting principles, or the application of generally accepted accounting principles
●	failure to achieve merger-related synergies and difficulties in integrating the business and operations of acquired institutions
●	fraud and cyber malfunction risks as usage of artificial intelligence continues to expand

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

EARNINGS OVERVIEW

Third Quarter 2024 as Compared to Third Quarter 2023

Third quarter 2024 net income was $6,365,000, or $0.41 per diluted share, as compared to $7,591,000, or $0.50 per diluted share, in the third quarter 2023. Significant variances were as follows:

●	Net interest income of $20,156,000 in the third quarter 2024 was $493,000 higher than in the third quarter 2023. Average earning assets were $106,852,000 higher in the third quarter 2024 as compared to the third quarter 2023. Average total deposits increased $94,562,000 in the third quarter 2024 over the third quarter 2023. The net interest margin was 3.29% in the third quarter 2024, down from 3.35% in the third quarter 2023. The interest rate spread decreased 0.18%, as the average rate on interest-bearing liabilities increased 0.62%, while the average yield on earning assets increased 0.44%.

●	For the quarter ended September 30, 2024, there was a provision for credit losses of $1,207,000, an increase of $2,432,000 in expense compared to a credit for credit losses (reduction in expense) of $1,225,000 in the third quarter 2023. The allowance for credit losses (“ACL”) as a percentage of gross loans receivable was 1.08% at September 30, 2024 as compared to 0.99% at September 30, 2023.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	Noninterest income of $7,133,000 in the third quarter 2024 increased $644,000 from the third quarter 2023 amount. Significant variances included the following:

➢	Earnings from the increase in cash surrender value of life insurance of $458,000 increased $298,000 from the third quarter 2023 as the average balance of Bank-Owned Life Insurance increased to $50,470,000 in the third quarter 2024 from $31,559,000 in the third quarter 2023.

➢	Brokerage and insurance revenue of $523,000 increased $129,000 due to an increase in sales volume.

➢	Net gains from sale of loans of $360,000 increased $123,000 from the third quarter 2023, reflecting an increase in volume of residential mortgage loans sold.

➢	Service charges on deposit accounts increased $103,000 from the third quarter 2024 reflecting an increase in volume of fees.

●	Noninterest expense of $18,269,000 in the third quarter 2024 increased $329,000 (1.8%) from the third quarter 2023 including increases of $109,000 in net occupancy and equipment expense, $68,000 in professional fees, $60,000 in other expenses and $59,000 in data processing and telecommunications expenses.

●	The income tax provision of $1,448,000, or 18.5% of pre-tax income, for the third quarter 2024 decreased $398,000 from $1,846,000 or 19.6% of pre-tax income, for the third quarter 2023 consistent with the decrease in pre-tax income.

Nine Months Ended September 30, 2024 as Compared to Nine Months Ended September 30, 2023

Net income for the nine-month period ended September 30, 2024 was $17,784,000, or $1.16 per diluted share, as compared to $19,887,000, or $1.29 per diluted share, for the first nine months of 2023. Significant variances were as follows:

●	Net interest income totaled $58,642,000 in the nine months ended September 30, 2024, a decrease of $2,164,000 from the total for the first nine months of 2023. The net interest margin was 3.30% for the first nine months of 2024, down from 3.53% in the corresponding period of 2023. The interest rate spread decreased 0.39%, as the average rate on interest-bearing liabilities was higher by 0.89% while the average yield on earning assets increased 0.50%. Average total earning assets increased $68,438,000. Average total loans increased $99,838,000 (5.6%) and average total deposits increased $77,578,000 (4.0%).

●	For the nine months ended September 30, 2024, the provision for credit losses was $2,726,000, compared to a credit for credit losses (reduction in expense) of $765,000 in the first nine months of 2023 resulting in an increase of $3,491,000. For the nine months ended September 30, 2024, the provision related to loans receivable included the impact of increases in the ACL from an increase in qualitative adjustments related to changes in external indexes and an increase in past due and nonaccrual loans as well as net charge-offs in excess of specific allowances at December 31, 2023. The credit related to loans receivable for the nine months ended September 30, 2023 was mainly attributable to qualitative adjustments in concentrations of credit based on loan type, lending policies and procedures and changes in external indexes, as well as a reduction in the Corporation’s average net charge-off experience, used in the calculation of the ACL. In the first nine months of 2024, the ACL increased $1,234,000 to 1.08% of loans receivable at September 30, 2024 as compared to 1.04% at December 31, 2023. For the nine months ended September 30, 2024, net charge-offs totaled $1,589,000, or 0.08% of average loans receivable as compared to $225,000 or 0.02% annualized for the first nine months of 2023.

●	Noninterest income totaled $21,662,000 in the first nine months of 2024, up $2,923,000 from the total for the first nine months of 2023. Significant variances included the following:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

➢	Earnings from the increase in cash surrender value of life insurance of $1,372,000 increased $922,000 as the average balance of Bank-Owned Life Insurance increased to $51,647,000 in the nine months ended September 30, 2024 from $31,413,000 in the first nine months of 2023.

➢	Other noninterest income of $4,083,000 increased $641,000 as dividends on FHLB-Pittsburgh and Federal Reserve stock totaled $1,292,000, an increase of $400,000, and income from tax credits related to donations increased $120,000.

➢	Brokerage and insurance revenue of $1,589,000 increased $400,000 due to an increase in sales volume.

➢	Trust revenue of $5,857,000 increased $357,000, consistent with appreciation in the trading prices of many U.S. equity securities and includes revenue from new business.

➢	Net gains from sale of loans of $786,000 increased $336,000, reflecting an increase in volume of residential mortgage loans sold.

➢	Service charges on deposit accounts of $4,336,000 increased $215,000 reflecting an increase in volume of fees.

●	Noninterest expense totaled $55,828,000 for the first nine months of 2024, a decrease of $79,000 from the total for the first nine months of 2023. Significant variances included the following:

➢	Other noninterest expense of $7,936,000 decreased $507,000. Within this category, significant variances included the following:
◾	For the first nine months of 2024, there was a reduction in expense of $513,000 related to the defined benefit postretirement medical benefit plan, including a curtailment of $469,000 related to plan adjustments in the first quarter 2024. In comparison, in the first nine months of 2023, there was a reduction in expense associated with the postretirement plan of $15,000.
◾	Legal fees totaled $491,000 in the first nine months of 2024, a decrease of $209,000, mainly due to lower fees incurred related to non-litigation-related corporate matters.
➢	Professional fees of $1,625,000 decreased $363,000 as 2023 included $389,000 of conversion costs related to a change in Wealth Management platform for providing brokerage and investment advisory services.

➢	Salaries and employee benefits expense of $33,460,000 increased $378,000, including an increase in base salaries expense of $690,000, or 3.1% and an increase of $451,000 in cash and stock-based incentive compensation, while estimated contributions to the Employee Stock Ownership Plan and Supplemental Executive Retirement Plan decreased $638,000 and health insurance expense decreased $344,000.

●	The income tax provision of $3,966,000, or 18.2% of pre-tax income, for the nine months ended September 30, 2024 decreased $708,000 from $4,674,000, or 19.0% of pre-tax income, for nine months ended September 30, 2023. The decrease in income tax provision in 2024 reflected the decrease in pre-tax income of $2,811,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE I – QUARTERLY FINANCIAL DATA

(Dollars In Thousands,	For the Three Months Ended :
Except Per Share Data)	September 30,	June 30,	March 31,	December 31,	September 30,
(Unaudited)	2024	2024	2024	2023	2023
Interest income	$33,087	$31,326	$30,336	$30,236	$29,118
Interest expense	12,931	11,881	11,295	10,642	9,455
Net interest income	20,156	19,445	19,041	19,594	19,663
Provision (credit) for credit losses	1,207	565	954	951	(1,225)
Net interest income after provision (credit) for credit losses	18,949	18,880	18,087	18,643	20,888
Noninterest income	7,133	7,854	6,675	5,678	6,489
Noninterest expense	18,269	19,255	18,304	18,399	17,940
Income before income tax provision	7,813	7,479	6,458	5,922	9,437
Income tax provision	1,448	1,366	1,152	1,661	1,846
Net income	$6,365	$6,113	$5,306	$4,261	$7,591
Net income attributable to common shares	$6,311	$6,066	$5,267	$4,231	$7,534
Basic earnings per common share	$0.41	$0.40	$0.35	$0.28	$0.50
Diluted earnings per common share	$0.41	$0.40	$0.35	$0.28	$0.50

NONINTEREST INCOME

TABLE II – COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)	Three Months Ended
	September 30,		$	%
	2024	2023	Change	Change
Trust revenue	$1,946	$1,919	$27	1.4%
Brokerage and insurance revenue	523	394	129	32.7%
Service charges on deposit accounts	1,546	1,443	103	7.1%
Interchange revenue from debit card transactions	1,103	1,098	5	0.5%
Net gains from sales of loans	360	237	123	51.9%
Loan servicing fees, net	74	154	(80)	(51.9)%
Increase in cash surrender value of life insurance	458	160	298	186.3%
Other noninterest income	1,123	1,084	39	3.6%
Total noninterest income	$7,133	$6,489	$644	9.9%

(Dollars in Thousands)	Nine Months Ended
	September 30,		$	%
	2024	2023	Change	Change
Trust revenue	$5,857	$5,500	$357	6.5%
Brokerage and insurance revenue	1,589	1,189	400	33.6%
Service charges on deposit accounts	4,336	4,121	215	5.2%
Interchange revenue from debit card transactions	3,205	3,115	90	2.9%
Net gains from sales of loans	786	450	336	74.7%
Loan servicing fees, net	434	466	(32)	(6.9)%
Increase in cash surrender value of life insurance	1,372	450	922	204.9%
Other noninterest income	4,083	3,442	641	18.6%
Realized gains on available-for-sale debt securities, net	0	6	(6)	(100.0)%
Total noninterest income	$21,662	$18,739	$2,923	15.6%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST EXPENSE

TABLE III - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)	Three Months Ended
	September 30,		$	%
	2024	2023	Change	Change
Salaries and employee benefits	$10,875	$10,878	$(3)	0.0%
Net occupancy and equipment expense	1,377	1,268	109	8.6%
Data processing and telecommunications expense	1,882	1,823	59	3.2%
Automated teller machine and interchange expense	510	504	6	1.2%
Pennsylvania shares tax	433	403	30	7.4%
Professional fees	555	487	68	14.0%
Other noninterest expense	2,637	2,577	60	2.3%
Total noninterest expense	$18,269	$17,940	$329	1.8%

(Dollars in Thousands)	Nine Months Ended
	September 30,		$	%
	2024	2023	Change	Change
Salaries and employee benefits	$33,460	$33,082	$378	1.1%
Net occupancy and equipment expense	4,160	3,993	167	4.2%
Data processing and telecommunications expense	5,877	5,659	218	3.9%
Automated teller machine and interchange expense	1,470	1,374	96	7.0%
Pennsylvania shares tax	1,300	1,210	90	7.4%
Professional fees	1,625	1,988	(363)	(18.3)%
Other noninterest expense	7,936	8,443	(507)	(6.0)%
Total noninterest expense	$55,828	$55,749	$79	0.1%

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables IV, V and VI include information regarding the Corporation’s net interest income for the three-month and nine-month periods ended September 30, 2024 and 2023. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Management believes presentation of net interest income on a fully taxable-equivalent basis, which is a non-GAAP financial measure, provides investors with meaningful information for purposes of comparing returns on tax-exempt securities and loans with returns on taxable securities and loans. Accordingly, the amount of net interest income on a fully taxable-equivalent basis reflected in these tables exceed the net interest income amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related tables.

Three-Month Periods Ended September 30, 2024 and 2023

For the three-month periods, fully taxable equivalent net interest income (a non-GAAP measure) of $20,361,000 in 2024 was $486,000 (2.4%) higher than in 2023 as average earning assets were $106,852,000 higher in the third quarter 2024 as compared to the third quarter 2023. Average total deposits increased $94,562,000 in the third quarter 2024 over the third quarter 2023. As presented in Table VI, the net impact of changes in volume of earning assets and interest-bearing liabilities increased net interest income in the third quarter 2024 as compared to third quarter 2023 by $613,000, while the net impact of changes in interest rates (primarily increases) decreased net interest income by $127,000. As presented in Table V, the Net Interest Margin was 3.29% in the third quarter 2024 as compared to 3.35% in the third quarter 2023, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) decreased to 2.55% in 2024 from 2.73% in 2023. The average yield on earning assets of 5.38% was 0.44% higher in 2024 as compared to 2023, and the average rate on interest-bearing liabilities of 2.83% in 2024 was 0.62% higher.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $33,292,000 in 2024, an increase of $3,962,000, or 13.5% from 2023.

Interest and fees from loans receivable increased $2,639,000 in 2024 as compared to 2023. The fully taxable equivalent yield on loans in 2024 increased to 6.08% from 5.72% in 2023, reflecting the effects of rising interest rates on the loan portfolio. Average outstanding loans receivable increased $71,472,000 (3.9%) to $1,888,470,000 in 2024 from $1,816,998,000 in 2023. The increase in average loans receivable includes the impact of growth in commercial real estate and other commercial loans.

Income from interest-bearing due from banks totaled $1,622,000 in 2024, an increase of $1,277,000 from the total for 2023.  Within this category, the largest asset balance in 2024 and 2023 has been interest-bearing deposits held with the Federal Reserve. The average yield on interest-bearing due from banks was 5.38% in 2024, up from 4.31% in 2023. The average balance of interest-bearing due from banks was $119,885,000 in 2024, up $88,156,000 from $31,729,000 in 2023. The increase in interest-bearing due from banks included the net impact of  the increase in average total deposits of $94,562,000, a reduction in average available-for-sale debt securities (amortized cost) of $54,384,000 and an increase in average borrowed funds of $27,739,000, partially offset by the increase in the average loans receivable of $71,472,000 and the net use of cash that contributed to an increase in average  Bank-Owned Life Insurance of $18,911,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Interest income from available-for-sale debt securities, on a fully taxable-equivalent basis, totaled $2,774,000 in 2024, up $16,000 from 2023, as the average yield on available-for-sale debt securities was 2.45% in 2024, up from 2.17% in 2023. The average balance (at amortized cost) of available-for-sale debt securities decreased $54,384,000.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased $3,476,000 to $12,931,000 in 2024 from $9,455,000 in 2023.

Interest expense on deposits increased $3,148,000, as the average rate on interest-bearing deposits increased to 2.62% in 2024 from 1.93% in 2023. Average total deposits (interest-bearing and noninterest-bearing) amounted to $2,084,654,000 for the third quarter 2024, up $94,562,000 (4.8%) from the third quarter 2023. Within average total deposits, average brokered deposits (primarily time and money market) were $58,782,000 with an average interest rate of 5.28% in the third quarter 2024, as compared to $60,829,000 with an average interest rate of 4.98% in the third quarter 2023. At September 30, 2024, total brokered deposits were $45,051,000. The deposit mix has changed as businesses and consumers have become more interest-rate sensitive in light of higher market rates.  In comparing the third quarter 2024 to the third quarter 2023, average time deposits increased $79,272,000, average interest checking deposits increased $31,214,000 and average total money market accounts increased $15,689,000 while average savings deposits decreased $33,928,000.

Interest expense on short-term borrowings decreased $493,000 to $184,000 in 2024 from $677,000 in 2023. The average balance of short-term borrowings decreased to $15,038,000 in 2024 from $49,157,000 in 2023. The average rate on short-term borrowings was 4.87% in 2024 compared to 5.46% in 2023.

Interest expense on long-term borrowings (FHLB advances) increased $819,000 to $1,983,000 in 2024 from $1,164,000 in 2023. The average balance of long-term borrowings was $181,075,000 in 2024, up from an average balance of $119,395,000 in 2023. Over the last several months of 2023 and the first nine months of 2024, the Corporation entered into FHLB advances maturing mainly in 2025 to 2029, effectively using the proceeds to reduce higher rate short-term borrowings and increase cash held with the Federal Reserve. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations. The average rate on long-term borrowings was 4.36% in 2024 compared to 3.87% in 2023.

Nine-Month Periods Ended September 30, 2024 and 2023

For the nine-month periods, fully taxable equivalent net interest income (a non-GAAP measure) was $59,244,000 in 2024, which was $2,282,000 (3.7%) lower than in 2023. The decrease in net interest income reflected an increase in interest expense of $13,645,000 and an increase in interest income of $11,363,000. As presented in Table VI, the net impact of changes in volume of earning assets and interest-bearing liabilities increased net interest income for the nine months ended September 30, 2024 over the nine months ended September 30, 2023 by $1,849,000, while the net impact of changes in interest rates (primarily increases) decreased net interest income by $4,131,000. As presented in Table V, the Net Interest Margin was 3.30% in the first nine months of 2024 as compared to 3.53% in the first nine months of 2023, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) decreased to 2.60% in 2024 from 2.99% in 2023. The average yield on earning assets of 5.31% was 0.50% higher in 2024 as compared to 2023, while the average rate on interest-bearing liabilities of 2.71% in 2024 was 0.89% higher.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $95,351,000 in 2024, an increase of $11,363,000 from 2023.

Interest and fees from loans receivable increased $10,026,000 in 2024 as compared to 2023. In the nine-month period ended September 30, 2024, the fully taxable equivalent yield on loans was 6.01%, up from 5.60% in the first nine months of 2023, reflecting the effects of primarily rising interest rates on new loan originations and floating-rate loans. Average outstanding loans receivable increased $99,838,000 (5.6%) to $1,877,076,000 in 2024 from $1,777,238,000 in 2023. As noted above, the Corporation has experienced growth in commercial real estate and other commercial loans in 2023 and in the first nine months of 2024.

Income from interest-bearing due from banks totaled $2,521,000 in 2024, an increase of $1,589,000 from 2023. Within this category, the largest asset balance in 2024 and 2023 has been interest-bearing deposits held with the Federal Reserve. The average yield on

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

interest-bearing due from banks was 5.15% in 2024, up from 4.01% in 2023. The average balance of interest-bearing due from banks was $65,449,000 in 2024, up from $31,076,000 in 2023. Similar to the third quarter 2024 to third quarter 2023 comparison, the net increase in average interest-bearing due from banks for the first nine months of 2024 as compared to 2023 reflected net sources of cash from deposit growth, a reduction in average available-for-sale debt securities and an increase in borrowed funds, partially offset by net uses of cash for loan growth and an increase in Bank-Owned Life Insurance.

Interest income from available-for-sale debt securities decreased $305,000 in 2024 from 2023. The average balance of available-for-sale debt securities (at amortized cost) decreased to $455,944,000 in 2024 from $522,600,000 in 2023. The average yield on available-for-sale debt securities increased to 2.43% for 2024 from 2.20% in 2023.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

For the nine-month periods, interest expense increased $13,645,000 to $36,107,000 in 2024 from $22,462,000 in 2023.

Interest expense on deposits increased $13,024,000, as the average rate on interest-bearing deposits increased to 2.48% in 2024 from 1.45% in 2023. Average total deposits (interest-bearing and noninterest-bearing) amounted to $2,034,335,000 for the first nine months of 2024, up $77,578,000 (4.0%) from the first nine months of 2023. Within average total deposits, average brokered deposits (primarily time and money market) were $70,428,000 with an average interest rate of 5.24% in 2024, up from $40,910,000 with an average interest rate of 4.56% in 2023. Average time deposits increased $92,488,000 and average interest checking deposits increased $47,428,000, while the average balance of savings accounts decreased $39,139,000 and average noninterest-bearing demand deposits decreased $31,814,000.

Interest expense on borrowed funds increased $621,000 in 2024 as compared to 2023. Interest expense on short-term borrowings of $1,141,000 in 2024 was down from $2,918,000 in 2023 as the average balance of short-term borrowings decreased to $29,086,000 in 2024 from $75,978,000 in 2023. The average rate on short-term borrowings was 5.24% in 2024 compared to 5.13% in 2023. Interest expense on long-term borrowings (FHLB advances) increased $2,393,000 to $5,294,000 in 2024 from $2,901,000 in 2023. The average balance of long-term borrowings was $166,454,000 in 2024, up from an average balance of $103,817,000 in 2023. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations. The average rate on long-term borrowings was 4.25% in 2024 compared to 3.74% in 2023.

More information regarding borrowed funds is provided in Note 8 to the unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	.	September 30,		Increase/
(In Thousands)	2024	2023	(Decrease)		2024	2023	(Decrease)
INTEREST INCOME
Interest-bearing due from banks	$1,622	$345	$1,277		$2,521	$932	$1,589
Available-for-sale debt securities:
Taxable	2,136	2,077	59		6,409	6,440	(31)
Tax-exempt	638	681	(43)		1,887	2,161	(274)
Total available-for-sale debt securities	2,774	2,758	16		8,296	8,601	(305)
Loans receivable:
Taxable	28,099	25,529	2,570		82,292	72,322	9,970
Tax-exempt	749	680	69		2,149	2,093	56
Total loans receivable	28,848	26,209	2,639		84,441	74,415	10,026
Other earning assets	48	18	30		93	40	53
Total Interest Income	33,292	29,330	3,962		95,351	83,988	11,363

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	3,240	2,360	880		8,882	4,859	4,023
Money market	2,159	1,669	490		6,256	3,654	2,602
Savings	50	60	(10)		157	186	(29)
Time deposits	4,963	3,175	1,788		13,322	6,894	6,428
Total interest-bearing deposits	10,412	7,264	3,148		28,617	15,593	13,024
Borrowed funds:
Short-term	184	677	(493)		1,141	2,918	(1,777)
Long-term - FHLB advances	1,983	1,164	819		5,294	2,901	2,393
Senior notes, net	120	120	0		360	359	1
Subordinated debt, net	232	230	2		695	691	4
Total borrowed funds	2,519	2,191	328		7,490	6,869	621
Total Interest Expense	12,931	9,455	3,476		36,107	22,462	13,645

Net Interest Income	$20,361	$19,875	$486		$59,244	$61,526	$(2,282)

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis (a non-GAAP measure), using the Corporation’s marginal federal income tax rate of 21%. The following table is a reconciliation of net interest income under U.S. GAAP as compared to net interest income as adjusted to a fully taxable-equivalent basis.

(In Thousands)	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
	2024	2023	(Decrease)	2024	2023	(Decrease)
Net Interest Income Under U.S. GAAP	$20,156	$19,663	$493	$58,642	$60,806	$(2,164)
Add: fully taxable-equivalent interest income adjustment from tax-exempt securities	66	84	(18)	202	314	(112)
Add: fully taxable-equivalent interest income adjustment from tax-exempt loans	139	128	11	400	406	(6)
Net Interest Income as adjusted to a fully taxable-equivalent basis	$20,361	$19,875	$486	$59,244	$61,526	$(2,282)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - Analysis of Average Daily Balances and Rates

(Dollars in Thousands)	Three Months		Three Months		Nine Months		Nine Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	9/30/2024	Return/	9/30/2023	Return/	9/30/2024	Return/	9/30/2023	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Interest-bearing due from banks	$119,885	5.38%	$31,729	4.31%	$65,449	5.15%	$31,076	4.01%
Available-for-sale debt securities, at amortized cost:
Taxable	336,246	2.53%	379,709	2.17%	342,677	2.50%	395,070	2.18%
Tax-exempt	113,514	2.24%	124,435	2.17%	113,267	2.23%	127,530	2.27%
Total available-for-sale debt securities	449,760	2.45%	504,144	2.17%	455,944	2.43%	522,600	2.20%
Loans receivable:
Taxable	1,797,224	6.22%	1,729,972	5.85%	1,787,982	6.15%	1,687,593	5.73%
Tax-exempt	91,246	3.27%	87,026	3.10%	89,094	3.22%	89,645	3.12%
Total loans receivable	1,888,470	6.08%	1,816,998	5.72%	1,877,076	6.01%	1,777,238	5.60%
Other earning assets	3,076	6.21%	1,468	4.86%	2,215	5.61%	1,332	4.02%
Total Earning Assets	2,461,191	5.38%	2,354,339	4.94%	2,400,684	5.31%	2,332,246	4.81%
Cash	24,987		22,068		22,619		22,475
Unrealized loss on securities	(47,806)		(63,110)		(51,792)		(59,921)
Allowance for credit losses	(20,643)		(19,540)		(20,141)		(18,472)
Bank-owned life insurance	50,470		31,559		51,647		31,413
Bank premises and equipment	21,793		21,132		21,858		21,262
Intangible assets	54,730		55,125		54,827		55,227
Other assets	73,320		74,483		81,988		70,369
Total Assets	$2,618,042		$2,476,056		$2,561,690		$2,454,599

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$543,288	2.37%	$512,074	1.83%	$525,179	2.26%	$477,751	1.36%
Money market	356,487	2.41%	340,618	1.94%	353,142	2.37%	344,527	1.42%
Savings	198,312	0.10%	232,240	0.10%	206,344	0.10%	245,483	0.10%
Time deposits	485,708	4.07%	406,436	3.10%	457,662	3.89%	365,174	2.52%
Total interest-bearing deposits	1,583,795	2.62%	1,491,368	1.93%	1,542,327	2.48%	1,432,935	1.45%
Borrowed funds:
Short-term	15,038	4.87%	49,157	5.46%	29,086	5.24%	75,978	5.13%
Long-term - FHLB advances	181,075	4.36%	119,395	3.87%	166,454	4.25%	103,817	3.74%
Senior notes, net	14,875	3.21%	14,808	3.22%	14,857	3.24%	14,790	3.25%
Subordinated debt, net	24,787	3.72%	24,676	3.70%	24,759	3.75%	24,648	3.75%
Total borrowed funds	235,775	4.25%	208,036	4.18%	235,156	4.25%	219,233	4.19%
Total Interest-bearing Liabilities	1,819,570	2.83%	1,699,404	2.21%	1,777,483	2.71%	1,652,168	1.82%
Demand deposits	500,859		498,724		492,008		523,822
Other liabilities	29,226		30,749		29,527		28,091
Total Liabilities	2,349,655		2,228,877		2,299,018		2,204,081
Stockholders' equity, excluding accumulated other comprehensive loss	305,808		296,577		303,209		297,386
Accumulated other comprehensive loss	(37,421)		(49,398)		(40,537)		(46,868)
Total Stockholders' Equity	268,387		247,179		262,672		250,518
Total Liabilities and Stockholders' Equity	$2,618,042		$2,476,056		$2,561,690		$2,454,599
Interest Rate Spread		2.55%		2.73%		2.60%		2.99%
Net Interest Income/Earning Assets		3.29%		3.35%		3.30%		3.53%

Total Deposits (Interest-bearing and Demand)	$2,084,654		$1,990,092		$2,034,335		$1,956,757
(1)	Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(3)	Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	Three Months Ended 9/30/2024 vs. 9/30/2023			.	Nine Months Ended 9/30/2024 vs. 9/30/2023
	Change in	Change in	Total		Change in	Change in	Total
	Volume	Rate	Change		Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks	$1,110	$167	$1,277		$1,265	$324	$1,589
Available-for-sale debt securities:
Taxable	(257)	316	59		(912)	881	(31)
Tax-exempt	(62)	19	(43)		(237)	(37)	(274)
Total available-for-sale debt securities	(319)	335	16		(1,149)	844	(305)
Loans receivable:
Taxable	990	1,580	2,570		4,476	5,494	9,970
Tax-exempt	31	38	69		(13)	69	56
Total loans receivable	1,021	1,618	2,639		4,463	5,563	10,026
Other earning assets	22	8	30		33	20	53
Total Interest Income	1,834	2,128	3,962		4,612	6,751	11,363

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	188	692	880		525	3,498	4,023
Money market	65	425	490		93	2,509	2,602
Savings	(9)	(1)	(10)		(27)	(2)	(29)
Time deposits	750	1,038	1,788		2,052	4,376	6,428
Total interest-bearing deposits	994	2,154	3,148		2,643	10,381	13,024
Borrowed funds:
Short-term	(435)	(58)	(493)		(1,836)	59	(1,777)
Long-term - FHLB advances	661	158	819		1,950	443	2,393
Senior notes, net	0	0	0		2	(1)	1
Subordinated debt, net	1	1	2		4	0	4
Total borrowed funds	227	101	328		120	501	621
Total Interest Expense	1,221	2,255	3,476		2,763	10,882	13,645

Net Interest Income	$613	$(127)	$486		$1,849	$(4,131)	$(2,282)
(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The income tax provision for the third quarter 2024 of $1,448,000 was $398,000 lower than the provision for the third quarter 2023 and the provision for the nine months ended September 30, 2024 of $3,966,000 was $708,000 lower than the amount for the first nine months of 2023 due to lower pre-tax income in 2024. The effective tax rate (tax provision as a percentage of pre-tax income) was 18.5% in the third quarter 2024 compared to 19.6% in the third quarter 2023 and 18.2% for the first nine months of 2024 as compared to 19.0% for the first nine months of 2023. The Corporation’s effective tax rates differ from the statutory federal rate of 21% principally because of the effects of tax-exempt interest income, nondeductible interest expense, state income taxes and other permanent differences.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The net deferred tax asset at September 30, 2024 and December 31, 2023 represents the following temporary difference components:

	September 30,	December 31,
(In Thousands)	2024	2023
Deferred tax assets:
Unrealized holding losses on securities	$8,574	$10,335
Allowance for credit losses on loans	4,490	4,230
Purchase accounting adjustments on loans	367	470
Deferred compensation	1,426	1,352
Operating leases liability	725	787
Deferred loan origination fees	716	731
Net operating loss carryforward	453	541
Accrued incentive compensation	494	463
Other deferred tax assets	1,442	1,316
Total deferred tax assets	18,687	20,225

Deferred tax liabilities:
BOLI surrender	0	950
Defined benefit plans - ASC 835	90	119
Bank premises and equipment	270	291
Core deposit intangibles	478	544
Right-of-use assets from operating leases	725	787
Other deferred tax liabilities	77	93
Total deferred tax liabilities	1,640	2,784
Deferred tax asset, net	$17,047	$17,441

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income.

Management believes the recorded net deferred tax asset at September 30, 2024 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

SECURITIES

Management continually evaluates several objectives in determining the size, securities mix and other characteristics of the available-for-sale debt securities (investment) portfolio. Key objectives include supporting liquidity needs and maximizing return on earning assets within reasonable risk parameters.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The composition of the available-for-sale debt securities portfolio at September 30, 2024 and December 31, 2023, 2022 and 2021 is as follows:

(Dollars In Thousands)	September 30, 2024		December 31, 2023		December 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Obligations of the U.S. Treasury	$8,072	7,321	$12,325	11,290	$35,166	$31,836	$25,058	$24,912
Obligations of U.S. Government agencies	10,271	9,376	11,119	9,946	25,938	23,430	23,936	24,091
Bank holding company debt securities	28,956	23,949	28,952	23,500	28,945	25,386	18,000	17,987
Obligations of states and political subdivisions:
Tax-exempt	113,093	104,936	113,464	104,199	146,149	132,623	143,427	148,028
Taxable	55,182	48,434	58,720	50,111	68,488	56,812	72,182	72,765
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	101,545	94,053	105,549	95,405	112,782	99,941	98,048	98,181
Residential collateralized mortgage obligations	48,251	45,601	50,212	46,462	44,868	40,296	44,015	44,247
Commercial mortgage-backed securities	73,695	66,390	76,412	66,682	91,388	79,686	86,926	87,468
Private label commercial mortgage-backed securities	8,327	8,362	8,215	8,160	8,070	8,023	0	0
Total Available-for-Sale Debt Securities	$447,392	$408,422	$464,968	$415,755	$561,794	$498,033	$511,592	$517,679

Aggregate Unrealized (Loss) Gain		$(38,970)		$(49,213)		$(63,761)		$6,087
Aggregate Unrealized (Loss) Gain as a % of Amortized Cost		(8.7)%		(10.6)%		(11.3)%		1.2%
Market Yield on 5-Year U.S. Treasury Obligations (a)		3.58%		3.84%		3.99%		1.26%

(a) Source: Treasury.gov (Daily Treasury Par Yield Curve Rates)

As reflected in the table above, the fair value of available-for-sale securities was lower than the amortized cost basis by $38,970,000, or 8.7%, at September 30, 2024, $49,213,000, or 10.6%, at December 31, 2023 and $63,761,000, or 11.3%, at December 31, 2022 while the aggregate unrealized gain position was $6,087,000, or 1.2% at December 31, 2021. The volatility in the fair value of the portfolio, including the reduction in fair value, resulted from changes in interest rates. As shown above, the market yield on the 5-year U.S. Treasury Note was 0.26% lower at September 30, 2024 in comparison to December 31, 2023, 0.41% lower than at December 31, 2022 and 2.32% higher than at December 31, 2021. The table also shows that the amortized cost basis of the portfolio has been reduced to $447,392,000 at September 30, 2024 from $561,794,000 at December 31, 2022 as proceeds from maturities and sales have been used to help fund loan growth and for other purposes.

Additional information regarding the potential impact of interest rate changes on all of the Corporation’s financial instruments is provided in Item 3, Quantitative and Qualitative Disclosures about Market Risk.

As described in Note 5 to the unaudited consolidated financial statements, management determined the Corporation does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at September 30, 2024 before it is able to recover the amortized cost basis. Further, management reviewed the Corporation’s holdings as of September 30, 2024 and concluded there were no credit-related declines in fair value. Additional information related to the types

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

of securities held at September 30, 2024, other than securities issued or guaranteed by U.S. Government entities or agencies, is as follows:

●	Bank holding company debt securities – All of the Corporation’s holdings of bank holding company debt securities were investment grade and there have been no payment defaults. There were seven securities with face amounts ranging from $3 million to $5 million, including one senior security and six subordinated securities. All of the issuers have publicly traded common stock. At September 30, 2024, the securities have external ratings ranging from BBB-/Baa3 to A-.
●	Obligations of states and political subdivisions (municipal bonds) – All of the Corporation’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at September 30, 2024, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA or pre-refunded – 22% of the portfolio; AA – 71%; A – 7%.
●	Private label commercial mortgage-backed securities (PLCMBS) – There were two PLCMBS securities, both of which were from the most senior payment (subordination) classes of their respective issuances. These securities were investment grade (rated Aaa), and there have been no payment defaults on these securities.

Based on the results of management’s assessment, there was no ACL required on available-for-sale debt securities in an unrealized loss position at September 30, 2024.

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

Table VII shows the composition of the loan portfolio at September 30, 2024 and at year-end from 2019 through 2023. The significant loan growth in 2020 reflects the impact of an acquisition of a bank located in Southeastern Pennsylvania. Primarily as a result of the expansion into Southeastern Pennsylvania, as well as expansion by opening two offices in Southcentral Pennsylvania, the mix of the loan portfolio has become predominantly commercial in nature. At September 30, 2024, commercial loans represented 75% of the portfolio while residential loans totaled 22% of the portfolio.

Also included in Table VII is additional detail regarding the composition of the non-owner occupied commercial real estate loan portfolio at September 30, 2024. The data in Table VII shows the recorded investment in non-owner occupied commercial real estate loans for which the primary purpose is utilization of office space by third parties was $96,241,000, or 5.1% of gross loans receivable. At September 30, 2024, within this segment there were two loans with a total recorded investment of $3,204,000 in nonaccrual status with a specific allowance of $14,000 on one loan. During the third quarter 2024, there was a partial charge-off of $640,000 on the other office loan in nonaccrual status which had a specific allowance of $455,000 at June 30, 2024. The charge-off resulted from a decrease in the appraised value of property which is the primary source of collateral. At September 30, 2024, the carrying value of this loan was $1,846,000. At September 30, 2024, there was no specific allowance on this loan though it remained in nonaccrual status. The remainder of the non-owner occupied commercial real estate loans with a primary purpose of office space utilization were in accrual status with no specific allowance at September 30, 2024. The Provision and Allowance for Credit Losses section of Management’s Discussion and Analysis provides additional related discussion.

While the Corporation’s lending activities are primarily concentrated in its market areas, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Total participation loans outstanding amounted to $35,652,000 at September 30, 2024 down from $38,652,000 at December 31, 2023.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation is a party to financial instruments with off-balance risk, including commitments to extend credit and standby letters of credit. At September 30, 2024, the total contract amount of commitments to extend credit was $378,535,000 as compared to $395,997,000 at December 31, 2023, and the contract amount of standby letters of credit increased to $64,938,000 at September 30, 2024 from $19,158,000 at December 31, 2023. The increase in standby letters of credit at September 30, 2024 included a $40,000,000 letter of credit with a one-year term, subject to annual review for possible renewal, that was issued to guarantee performance on behalf of a municipal customer. This letter of credit is collateralized by the municipal customer’s investments in certificates of deposit and marketable securities.

The Corporation maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, commercial letters of credit and credit enhancement obligations related to residential mortgage loans sold with recourse, when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. The allowance for credit losses for off-balance sheet exposures of $593,000 at September 30, 2024 and $690,000 at December 31, 2023, is included in accrued interest and other liabilities on the unaudited consolidated balance sheets.

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

For loan sales originated under the MPF programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At September 30, 2024, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $2,698,000, and the corresponding total outstanding balance of repurchased loans at December 31, 2023 was $2,839,000.

At September 30, 2024, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $325,004,000, including loans sold through the MPF Xtra program of $152,880,000 and loans sold through the Original program of $172,124,000. At December 31, 2023, outstanding balances of loans sold and serviced through the two programs totaled $323,298,000, including loans sold through the MPF Xtra program of $150,015,000 and loans sold through the Original Program of $173,283,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of September 30, 2024 and December 31, 2023.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	September 30,	December 31,
	2024	2023	2022	2021	2020	2019
Commercial real estate - non-owner occupied:
Non-owner occupied	$470,383	$499,104	$454,386	$358,352	$328,662	$208,579
Multi-family (5 or more) residential	87,487	64,076	55,406	49,054	54,893	30,474
1-4 Family - commercial purpose	163,233	174,162	165,805	175,027	198,918	147,121
Total commercial real estate - non-owner occupied	721,103	737,342	675,597	582,433	582,473	386,174
Commercial real estate - owner occupied	266,477	237,246	205,910	196,083	191,075	78,729
All other commercial loans:
Commercial and industrial	93,205	78,832	95,368	118,488	222,923	67,288
Commercial lines of credit	128,461	117,236	141,444	106,338	105,802	92,509
Political subdivisions	85,479	79,031	86,663	75,401	46,295	46,054
Commercial construction and land	105,255	104,123	60,892	59,505	41,000	32,717
Other commercial loans	19,585	20,471	25,710	26,498	29,310	28,735
Total all other commercial loans	431,985	399,693	410,077	386,230	445,330	267,303
Residential mortgage loans:
1-4 Family - residential	383,482	389,262	363,005	327,593	356,532	388,415
1-4 Family residential construction	23,947	24,452	30,577	23,151	18,736	14,640
Total residential mortgage	407,429	413,714	393,582	350,744	375,268	403,055
Consumer loans:
Consumer lines of credit (including HELOCs)	43,624	41,503	36,650	33,522	34,566	30,810
All other consumer	22,146	18,641	18,224	15,837	15,497	16,151
Total consumer	65,770	60,144	54,874	49,359	50,063	46,961
Total	1,892,764	1,848,139	1,740,040	1,564,849	1,644,209	1,182,222
Less: allowance for credit losses on loans	(20,442)	(19,208)	(16,615)	(13,537)	(11,385)	(9,836)
Loans, net	$1,872,322	$1,828,931	$1,723,425	$1,551,312	$1,632,824	$1,172,386

Additional details regarding the composition of the non-owner occupied commercial real estate loan portfolio, excluding multi-family (5 or more) residential and 1-4 Family-commercial purpose loans, at September 30, 2024 is as follows:

NON-OWNER OCCUPIED COMMERCIAL REAL ESTATE

(In Thousands)	September 30,	% of Non-owner	% of
	2024	Occupied CRE	Total Loans
Office	$96,241	20.5%	5.1%
Retail	94,773	20.1%	5.0%
Industrial	82,946	17.6%	4.4%
Hotels	72,491	15.4%	3.8%
Mixed Use	60,800	12.9%	3.2%
Other	63,132	13.4%	3.3%
Total Non-owner Occupied CRE Loans	$470,383
Total Gross Loans	$1,892,764

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

A summary of the provision (credit) for credit losses for the three-month and nine-month periods ended September 30, 2024 and 2023 is as follows:

(In Thousands)	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Provision (credit) for credit losses:
Loans receivable	$1,297	$(933)	$2,823	$(409)
Off-balance sheet exposures	(90)	(292)	(97)	(356)
Total provision (credit) for credit losses	$1,207	$(1,225)	$2,726	$(765)

For the quarter ended September 30, 2024, there was a provision for credit losses of $1,207,000, an increase of $2,432,000 compared to a credit for credit losses (reduction in expense) of $1,225,000 in third quarter 2023.  For the nine months ended September 30, 2024, there was a provision for credit losses of $2,726,000, an increase of $3,491,000 compared to a credit for credit losses of $765,000 in 2023. For the nine months ended September 30, 2024, the provision related to loans receivable included the impact of increases in the ACL from an increase in qualitative adjustments resulting mainly from changes in external indexes and an increase in past due and nonaccrual loans as well as net charge-offs in excess of specific allowances. The ACL as a percentage of gross loans receivable increased to 1.08% at September 30, 2024 from 1.04% at December 31, 2023; in comparison, the ACL dropped to 0.99% of gross loans receivable at September 30, 2023 from 1.08% upon adoption of CECL on January 1, 2023.

As shown in Table IX, the ACL on loans individually evaluated decreased to $173,000 at September 30, 2024 from $743,000 at December 31, 2023, primarily from partial charge-offs on two loans with individual ACLs at December 31, 2023. In the third quarter 2024, there was a partial charge-off of $640,000 on a non-owner occupied commercial real estate office loan with a specific allowance of $455,000 at June 30, 2024 and $486,000 at December 31, 2023. At September 30, 2024, the carrying value of this loan was $1,846,000 with no specific allowance on the loan. In the second quarter 2024, there was a partial charge-off of $117,000 on a non-owner occupied commercial real estate loan for which there was an ACL of $124,000 at December 31, 2023. At September 30, 2024, there was no ACL on the loan and the carrying value of the loan was $3,276,000. At September 30, 2024, there were two commercial relationships with loans receivable totaling $1,622,000 for which individual ACLs were recorded, including one non-owner occupied office loan with an outstanding balance of $1,357,000 and an individual ACL of $14,000.

Table IX also shows that, at September 30, 2024 as compared to December 31, 2023, the ACL related to collectively evaluated commercial loans increased by a total of $1,741,000 and the ACL on collectively evaluated consumer loans increased $67,000, while the ACL on collectively evaluated residential mortgage loans decreased $4,000. The increase for commercial loans includes the impact of an increase in qualitative adjustments resulting mainly from changes in external indexes and an increase in past due and nonaccrual loans.

In the first nine months of 2024, net charge-offs totaled $1,589,000, or 0.08% (0.11% annualized) of average outstanding loans. In addition to the two charge-offs described above, in the third quarter 2024 there was a partial charge-off of $427,000 on two commercial construction and land loans to one borrower with a specific ACL of $447,000 at June 30, 2024 and no specific ACL at December 31, 2023. At September 30, 2024, the carrying value of these loans totaled $1,883,000 with no specific allowance on the loans. Table VIII shows annual average net charge-off rates ranging from a high of 0.26% in 2022 to a low of 0.01% in 2023.

Table X shows that total nonperforming assets as a percentage of total assets was 0.92% at September 30, 2024, up from 0.75% at December 31, 2023 but lower than at year-end 2020 through 2022. Total nonperforming assets were $24,638,000 at September 30, 2024, up from $18,845,000 at December 31, 2023. Nonperforming loans included an increase in nonaccrual loans of $9,244,000 from December 31, 2023, while loans past due 90 days or more still accruing decreased $3,134,000 from December 31, 2023. In the first nine

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

months of 2024, the net increase in nonaccrual loans included an increase in nonaccrual commercial construction and land loans, primarily to three borrowers.

Table X also shows that loans past due 30-89 days totaled $15,906,000 at September 30, 2024, up from $9,275,000 at December 31, 2023. The net increase includes a multi-family residential loan with a carrying value of $7,650,000 that was 60 days past due at September 30, 2024. The property that collateralizes this loan is a newly-built apartment complex for which construction was completed to the point of allowing tenants to begin occupying the units in the summer of 2024. Based on management’s assessment of appraisal and market information, and support provided by a guarantor, there was no individual ACL on this loan at September 30, 2024.

Over the period 2019-2023 and the first nine months of 2024, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on individual loans and may significantly impact the provision for credit losses and the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of loans requiring individual evaluation for credit loss, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of September 30, 2024. Management continues to closely monitor its commercial loan relationships for credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VIII through X present historical data related to loans and the allowance for credit losses.

TABLE VIII - ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES ON LOANS

(Dollars In Thousands)	Nine Months Ended
	September 30,	September 30,	Years Ended December 31,
	2024	2023	2023	2022	2021	2020	2019
Balance, beginning of year	$19,208	$16,615	$16,615	$13,537	$11,385	$9,836	$9,309
Adoption of ASU 2016-13 (CECL)	0	2,104	2,104	0	0	0	0
Charge-offs	(1,684)	(299)	(356)	(4,245)	(1,575)	(2,465)	(379)
Recoveries	95	74	92	68	66	101	57
Net charge-offs	(1,589)	(225)	(264)	(4,177)	(1,509)	(2,364)	(322)
Provision (credit) for credit losses on loans	2,823	(409)	753	7,255	3,661	3,913	849
Balance, end of year	$20,442	$18,085	$19,208	$16,615	$13,537	$11,385	$9,836
Net charge-offs (annualized) as a % of average loans	0.11%	0.02%	0.01%	0.26%	0.09%	0.16%	0.03%

TABLE IX - COMPONENTS OF THE ALLOWANCE FOR CREDIT LOSSES ON LOANS

(In Thousands)	September 30,	December 31,	January 1,
	2024	2023	2023
Loans individually evaluated	$173	$743	$751
Loans collectively evaluated:
Commercial real estate - nonowner occupied	11,904	10,379	9,641
Commercial real estate - owner occupied	2,714	2,111	1,765
All other commercial loans	3,424	3,811	3,914
Residential mortgage	1,760	1,764	2,407
Consumer	467	400	241
Total Allowance	$20,442	$19,208	$18,719

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

PRIOR TO CECL ADOPTION

(In Thousands)	As of December 31,
	2022	2021	2020	2019
ASC 310 - Impaired loans - individually evaluated	$453	$740	$925	$1,051
ASC 450 - Collectively evaluated:
Commercial	10,845	7,553	5,545	3,913
Residential mortgage	4,073	4,338	4,091	4,006
Consumer	244	235	239	281
Unallocated	1,000	671	585	585
Total Allowance	$16,615	$13,537	$11,385	$9,836

TABLE X - PAST DUE LOANS AND NONPERFORMING ASSETS

(Dollars In Thousands)	September 30,	As of December 31,
	2024	2023	2022	2021	2020	2019
Loans individually evaluated with a valuation allowance	$1,622	$7,786	$3,460	$6,540	$8,082	$3,375
Loans individually evaluated without a valuation allowance	18,069	3,478	14,871	2,636	2,895	1,670
Purchased credit impaired loans	0	0	1,027	6,558	6,841	441
Total individually evaluated loans	$19,691	$11,264	$19,358	$15,734	$17,818	$5,486
Total loans past due 30-89 days and still accruing	$15,906	$9,275	$7,079	$5,106	$5,918	$8,889
Nonperforming assets:
Purchased credit impaired loans	$0	$0	$1,027	$6,558	$6,841	$441
Other nonaccrual loans	24,401	15,177	22,058	12,441	14,575	8,777
Total nonaccrual loans	24,401	15,177	23,085	18,999	21,416	9,218
Total loans past due 90 days or more and still accruing	56	3,190	2,237	2,219	1,975	1,207
Total nonperforming loans	24,457	18,367	25,322	21,218	23,391	10,425
Foreclosed assets held for sale (real estate)	181	478	275	684	1,338	2,886
Total nonperforming assets	$24,638	$18,845	$25,597	$21,902	$24,729	$13,311

Total nonperforming loans as a % of loans	1.29%	0.99%	1.46%	1.36%	1.42%	0.88%
Total nonperforming assets as a % of assets	0.92%	0.75%	1.04%	0.94%	1.10%	0.80%
Allowance for credit losses as a % of total loans	1.08%	1.04%	0.95%	0.87%	0.69%	0.83%

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

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale debt securities with a carrying value of $19,387,000 at September 30, 2024.

The Corporation’s outstanding, available, and total credit facilities at September 30, 2024 and December 31, 2023 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2024	2023	2024	2023	2024	2023
Federal Home Loan Bank of Pittsburgh	$207,858	$189,021	$737,284	$737,824	$945,142	$926,845
Federal Reserve Bank Discount Window	0	0	18,602	19,982	18,602	19,982
Other correspondent banks	0	0	75,000	75,000	75,000	75,000
Total credit facilities	$207,858	$189,021	$830,886	$832,806	$1,038,744	$1,021,827

At September 30, 2024, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of short-term advances of $10,000,000, long-term borrowings of $174,617,000 and letters of credit totaling $23,241,000. At December 31, 2023, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight and short-term borrowings of $31,500,000, long-term borrowings of $138,313,000 and letters of credit totaling $19,208,000. Additional information regarding borrowed funds is included in Note 8 to the unaudited consolidated financial statements.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations or use repurchase agreements placed with brokers to borrow funds secured by investment assets. At September 30, 2024, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $223,060,000.

Deposits totaled $2,135,879,000 at September 30, 2024, up $121,073,000 (6.0%) from $2,014,806,000 at December 31, 2023. Excluding brokered deposits, adjusted total deposits at September 30, 2024 were higher by $140,391,000 (7.2%) as compared to December 31, 2023. Brokered deposits totaled $45,051,000 at September 30, 2024, a decrease of $19,318,000 from December 31, 2023. The increase in total deposits, excluding brokered deposits, included an increase in total deposits from municipal relationships of $64,829,000 to $342,541,000 at September 30, 2024 from $277,712,000 at December 31, 2023, consistent with historic seasonal trends for the Corporation’s Pennsylvania-based municipal depositors.

As shown in the table below, at September 30, 2024, estimated uninsured deposits totaled $655.6 million, or 30.5% of total deposits, as compared to $592.2 million or 29.2% of total deposits at December 31, 2023. Included in uninsured deposits are deposits collateralized by securities (almost exclusively municipal deposits) totaling $183.3 million at September 30, 2024. As shown in the table below, total uninsured and uncollateralized deposits amounted to 21.9% of total deposits at September 30, 2024, as compared to 21.7% at December 31, 2023.

As summarized in the table that immediately follows, the Corporation’s highly liquid sources of available funds described above, including unused borrowing capacity with the Federal Home Loan Bank of Pittsburgh, unused availability on the Federal Reserve Bank of Philadelphia’s discount window, available federal funds lines with other banks and unencumbered available-for-sale debt securities totaled $1.1 billion at September 30, 2024. Available funding from these sources totaled 160.8% of uninsured deposits and 223.2% of total uninsured and uncollateralized deposits at September 30, 2024.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Uninsured Deposits Information	September 30,	December 31,
	2024	2023
Total Deposits - C&N Bank	$2,152,136	$2,030,909

Estimated Total Uninsured Deposits	$655,569	$592,206
Portion of Uninsured Deposits that are
Collateralized	183,274	151,031
Uninsured and Uncollateralized Deposits	$472,295	$441,175

Uninsured and Uncollateralized Deposits as
a % of Total Deposits	21.9%	21.7%

Available Funding from Credit Facilities	$830,886	$832,806
Fair Value of Available-for-sale Debt
Securities in Excess of Pledging Obligations	223,060	256,058
Highly Liquid Available Funding	$1,053,946	$1,088,864

Highly Liquid Available Funding as a % of
Uninsured Deposits	160.8%	183.9%

Highly Liquid Available Funding as a % of
Uninsured and Uncollateralized Deposits	223.2%	246.8%

Based on the ample sources of highly liquid funds as described above, management believes the Corporation is well-positioned to meet its short-term and long-term funding obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

In August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at September 30, 2024; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Details concerning capital ratios at September 30, 2024 and December 31, 2023 are presented below. Management believes, as of September 30, 2024, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows C&N Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. For comparison purposes, the Corporation’s capital ratios are presented along with those of C&N Bank in the table below. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at September 30, 2024 and December 31, 2023 exceed the Corporation’s Board policy threshold levels.

(Dollars in Thousands)							Minimum To Be
					Minimum To Maintain		Well
			Minimum		Capital Conservation		Capitalized Under		Minimum To Meet
			Capital		Buffer at Reporting		Prompt Corrective		the Corporation's
	Actual		Requirement		Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024:
Total capital to risk-weighted assets:
Consolidated	$298,517	15.72%	N/A	N/A	N/A	N/A	N/A	N/A	$208,892	≥11%
C&N Bank	283,604	14.96%	151,630	≥8%	199,015	≥10.5%	189,538	≥10%	208,491	≥11%
Tier 1 capital to risk-weighted assets:
Consolidated	252,679	13.31%	N/A	N/A	N/A	N/A	N/A	N/A	170,912	≥9%
C&N Bank	262,568	13.85%	113,723	≥6%	161,107	≥8.5%	151,630	≥8%	170,584	≥9%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	252,679	13.31%	N/A	N/A	N/A	N/A	N/A	N/A	142,427	≥7.5%
C&N Bank	262,568	13.85%	85,292	≥4.5%	132,676	≥7.0%	123,200	≥6.5%	142,153	≥7.5%
Tier 1 capital to average assets:
Consolidated	252,679	9.71%	N/A	N/A	N/A	N/A	N/A	N/A	208,240	≥8%
C&N Bank	262,568	10.15%	103,524	≥4%	N/A	N/A	129,405	≥5%	207,049	≥8%

December 31, 2023:
Total capital to risk-weighted assets:
Consolidated	$290,425	15.67%	N/A	N/A	N/A	N/A	N/A	N/A	$203,809	≥11%
C&N Bank	275,307	14.89%	147,925	≥8%	194,151	≥10.5%	184,906	≥10%	203,396	≥11%
Tier 1 capital to risk-weighted assets:
Consolidated	245,810	13.27%	N/A	N/A	N/A	N/A	N/A	N/A	166,753	≥9%
C&N Bank	255,409	13.81%	110,943	≥6%	157,170	≥8.5%	147,925	≥8%	166,415	≥9%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	245,810	13.27%	N/A	N/A	N/A	N/A	N/A	N/A	138,961	≥7.5%
C&N Bank	255,409	13.81%	83,208	≥4.5%	129,434	≥7.0%	120,189	≥6.5%	138,679	≥7.5%
Tier 1 capital to average assets:
Consolidated	245,810	9.87%	N/A	N/A	N/A	N/A	N/A	N/A	199,151	≥8%
C&N Bank	255,409	10.32%	99,010	≥4%	N/A	N/A	123,762	≥5%	198,020	≥8%

To avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At September 30, 2024, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

At September 30, 2024, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 6.96%.

On September 25, 2023, the Corporation announced a new treasury stock repurchase program. Under the program, the Corporation is authorized to repurchase up to 750,000 shares of the Corporation’s common stock, or slightly less than 5% of the Corporation’s issued and outstanding shares at August 4, 2023. The new program was effective when publicly announced and will continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion. All shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plans and its equity compensation program. For the three and nine months ended September 30, 2024, 26,034 shares were repurchased for a total cost of $443,000, at an average price of $17.02 per share. At September 30, 2024, there were 723,966 shares available to be repurchased under the program.

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

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive (loss) income within stockholders’ equity. Accumulated other comprehensive (loss) income is excluded from the Bank’s and Corporation’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $30,396,000 at September 30, 2024 and $38,878,000 at December 31, 2023. The increase in stockholders’ equity in the first nine months of 2024 from the change in accumulated other comprehensive loss resulted from a decrease in interest rates. Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity. To the extent unrealized losses on available-for-sale debt securities result from credit losses, unrealized losses are recorded as a charge against earnings. The securities section of Management’s Discussion and Analysis and Note 5 to the unaudited consolidated financial statements provide additional information concerning management’s evaluation of available-for-sale debt securities for credit losses at September 30, 2024.

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

INTEREST RATE RISK

The Corporation uses a simulation model to calculate the potential effects of interest rate fluctuations on net interest income and the economic value of equity (“EVE”). For purposes of these calculations, EVE includes the discounted present values of financial instruments, such as securities, loans, deposits and borrowed funds, and the book values of nonfinancial assets and liabilities, such as premises and equipment and accrued expenses. The model measures and projects the amount of potential changes in net interest income and calculates the discounted present value of anticipated cash flows of financial instruments, assuming an immediate increase or decrease in interest rates. Management ordinarily runs a variety of scenarios within a range of plus or minus 100-400 basis points of current rates.

The projected results based on the model includes the impact of estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage-backed securities and call activity on other investment securities. Further, the projected results are impacted by assumptions regarding the run-off and the extent of sensitivity to interest rate changes of deposits with no stated maturity (checking, savings and money market accounts). Actual results could vary significantly from these estimates, which could result in significant differences in the calculations of projected changes in net interest income and EVE. Also, the model does not make estimates related to changes in the composition of the deposit portfolio that could occur due to rate competition, and the table does not necessarily reflect changes that management would make to realign the portfolio as a result of changes in interest rates.

The Corporation’s Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. The policy limits acceptable fluctuations in net interest income from the baseline (flat rates) one-year scenario and variances in EVE from the baseline values based on current rates.

Table XI, which follows this discussion, is based on the results of calculations performed using the simulation model as of September 30, 2024 and December 31, 2023. The Table shows that as of the respective dates, the changes in net interest income and changes in economic value of equity were within the policy limits in all scenarios.

Based on September 30, 2024 and December 31, 2023 data, the amounts of net interest income decrease, as compared to the amounts based on current interest rates, in both the upward and downward rate scenarios. The modeling results reflect the impact of management’s assumptions that the Corporation’s deposit rates would rise in the increasing rate scenarios to a greater extent than they would fall in the decreasing rate scenarios. Further, results in the downward rate scenarios reflect limitations on the benefit of falling rates on some deposit types due to a 0% assumed floor.

At September 30, 2024 and December 31, 2023, EVE is modeled to decrease compared to the 0 basis point scenario in all of the rising and falling rate scenarios except for a slight (0.6%) increase at September 30, 2024 in the up 100 basis points scenario. In Table XI, EVE is higher at September 30, 2024 as compared to December 31, 2023 in the 0 basis point, down 100 and 200 basis points and all of the rising rate scenarios, but lower in the down 300 and 400 basis point scenarios. The volatility in comparative amounts of EVE reflects the impact of an overall increase in the assumed lives of nonmaturity deposits used in the September 30, 2024 analysis based on an updated study completed in the second quarter 2024. Volatility in EVE values also reflect lower discount rates used in the model at September 30, 2024 than at December 31, 2023, consistent with lower market rates.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Under U.S. generally accepted accounting principles, available-for-sale debt securities are carried at fair value as of each balance sheet date. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive income (loss) within stockholders’ equity. Increases in interest rates have caused the fair value of the Corporation’s available-for-sale debt securities to decrease, resulting in an accumulated other comprehensive loss related to securities of $30.4 million at September 30, 2024. In contrast, most of the Corporation’s other financial instruments, including loans receivable (held for investment), deposits and borrowed funds are carried on the balance sheet at historical cost without adjustment for the impact of changes in interest rates.

TABLE XI – THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

September 30, 2024 Data
(In Thousands)	Period Ending September 30, 2025

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$163,203	$90,878	$72,325	(15.2)%	25.0%
+300	156,644	79,147	77,497	(9.1)%	20.0%
+200	150,034	68,641	81,393	(4.5)%	15.0%
+100	143,342	59,358	83,984	(1.5)%	10.0%
0	136,567	51,304	85,263	0.0%	0.0%
-100	130,038	46,177	83,861	(1.6)%	10.0%
-200	122,694	41,100	81,594	(4.3)%	15.0%
-300	114,449	36,024	78,425	(8.0)%	20.0%
-400	105,759	31,044	74,715	(12.4)%	25.0%

	Economic Value of Equity at September 30, 2024

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$459,311	(9.4)%	50.0%
+300	483,347	(4.7)%	45.0%
+200	501,999	(1.0)%	35.0%
+100	510,297	0.6%	25.0%
0	507,073	0.0%	0.0%
-100	478,156	(5.7)%	25.0%
-200	437,986	(13.6)%	35.0%
-300	376,826	(25.7)%	45.0%
-400	298,376	(41.2)%	50.0%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2023 Data
(In Thousands)	Period Ending December 31, 2024

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$148,407	$81,707	$66,700	(21.5)%	25.0%
+300	143,333	70,165	73,168	(13.9)%	20.0%
+200	138,291	59,859	78,432	(7.7)%	15.0%
+100	133,224	50,797	82,427	(3.0)%	10.0%
0	127,920	42,979	84,941	0.0%	0.0%
-100	122,446	37,701	84,745	(0.2)%	10.0%
-200	116,922	32,462	84,460	(0.6)%	15.0%
-300	110,919	27,710	83,209	(2.0)%	20.0%
-400	104,495	23,067	81,428	(4.1)%	25.0%

	Economic Value of Equity at December 31, 2023

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$330,130	(21.2)%	50.0%
+300	359,302	(14.3)%	45.0%
+200	385,045	(8.1)%	35.0%
+100	405,178	(3.3)%	25.0%
0	419,199	0.0%	0.0%
-100	406,957	(2.9)%	25.0%
-200	406,145	(3.1)%	35.0%
-300	385,859	(8.0)%	45.0%
-400	363,763	(13.2)%	50.0%

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 25, 2023, the Corporation announced a new treasury stock repurchase program. Under the newly approved program, the Corporation is authorized to repurchase up to 750,000 shares of the Corporation’s common stock, or slightly less than 5% of the Corporation’s issued and outstanding shares at August 4, 2023. The new program was effective when publicly announced and will continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion. All shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plans and its equity compensation program. As of September 30, 2024, 26,034 shares had been repurchased under the repurchase program.

The following table sets forth a summary of the purchases by the Corporation of its common stock during the third quarter 2024:

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet
			Publicly	be Purchased
	Total Number	Average	Announced	Under
	of Shares	Price Paid	Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
July 1 - 31, 2024	3,538	$17.06	3,538	723,966
August 1 - 31, 2024	0	$0	0	723,966
September 1 - 30, 2024	0	$0	0	723,966
Total	3,538	$17.06	3,538

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Mine Safety Disclosures

Not applicable

Item 5.     Other Information

During the three months ended September 30, 2024, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6.       Exhibits

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 10-Q filed May 6, 2022

3.2	By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed February 18, 2022

10.1	Restricted Stock Agreement, dated July 30, 2024, between Citizens & Northern Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed July 31, 2024

31.	Rule 13a-14(a)/15d-14(a) certifications:

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32.	Section 1350 certifications	Filed herewith

101.INS	Inline XBRL Instance Document.	Filed herewith

101.SCH	Inline XBRL Schema Document.	Filed herewith

101.CAL	Inline XBRL Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Presentation Linkbase Document.	Filed herewith

104	The cover page of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (contained in Exhibit 101).	Filed herewith

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

November 6, 2024	By: /s/ J. Bradley Scovill
Date	President and Chief Executive Officer

November 6, 2024	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer