Form 10-K
period 2024-12-31
CITIZENS & NORTHERN CORP
filed 2025-03-06
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2024, the registrant’s most recently completed second fiscal quarter, was $263,572,799.

The number of shares of common stock outstanding at February 24, 2025 was 15,466,068.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of its shareholders to be held April 24, 2025 are incorporated by reference into Parts III and IV of this report.

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

Since 2019, the Corporation has expanded into Southeastern Pennsylvania by acquisitions and Southcentral Pennsylvania by opening new branches. The Corporation acquired Covenant Financial, Inc. (“Covenant”), effective July 1, 2020. Covenant was the parent company of Covenant Bank, a commercial bank which operated a community bank office in Bucks County, Pennsylvania and another in Chester County, Pennsylvania. The Covenant acquisition followed the 2019 acquisition of Monument Bancorp, Inc. (“Monument”), a commercial bank with offices in Bucks County. In Southcentral Pennsylvania, in 2021, the Corporation converted the lending office in York, Pennsylvania to a full-service branch and established a new branch in Lancaster, Pennsylvania. Mainly as a result of the acquisitions and subsequent growth in the newer markets, the Corporation’s consolidated total assets at December 31, 2024 of $2.6 billion were up 58% from the corresponding total at December 31, 2019. Similarly, gross loans of $1.9 billion at December 31, 2024 were up 60% from December 31, 2019 and total deposits of $2.1 billion were up 67% from December 31, 2019.

C&N Bank is a Pennsylvania banking institution that was formed by the consolidation of Northern National Bank of Wellsboro and Citizens National Bank of Towanda in 1971. C&N Bank has held its current name since May 6, 1975, at which time C&N Bank changed its charter from a national bank to a Pennsylvania bank. The Bank has expanded its presence over the past several decades through a series of mergers as well as by opening new branch and lending offices and providing access to banking services via the internet and through ATMs. At December 31, 2024, the Bank had 28 branch offices, including 21 in the Northern tier/Northcentral region of Pennsylvania, 1 in the Southern tier of New York State, 4 in Southeastern Pennsylvania (3 in Bucks County and 1 in Chester County) and 2 in Southcentral Pennsylvania (York and Lancaster). In addition to its branch locations, the Bank has a lending office in Elmira, New York.

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

All phases of the Bank’s business are competitive. The Bank competes with fintech and other online financial institutions, local commercial banks headquartered in our market areas and other commercial banks with branches in our market area. Many of the online financial institutions and some of the banks that have branches in our market areas are larger in overall size. With respect to lending activities and attracting deposits, the Bank also competes with savings banks, savings and loan associations, insurance companies, regulated small loan companies and credit unions. Also, the Bank competes with mutual funds, exchange-traded funds and other investment vehicles for deposits. C&N Bank competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals for trust, investment management, brokerage and insurance services. The Bank is generally competitive with all financial institutions in our service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans. The Bank serves a diverse customer base and is not economically dependent on any small group of customers or on any individual industry.

At December 31, 2024, C&N Bank had total assets of $2,598,537,000, total deposits of $2,111,547,000 and net loans outstanding of $1,875,813,000.

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

The Corporation’s key human capital management objectives are to attract and retain diverse raw and seasoned talent that fits our values and culture. Our talent strategy focuses on acquiring new employees through branding and outreach programs, developing employees though a robust onboarding program, ongoing training, and performance management, and retaining employees through recognition, engagement, and an attractive total rewards package. At December 31, 2024, the Corporation had 386 full-time equivalent employees.

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

Risk Related to Acquisition Activity – As described in Item 1, the Corporation has completed acquisitions of banking companies in 2020 and 2019 (Covenant and Monument) and expanded its geographic footprint to Southeastern and Southcentral Pennsylvania. Further, management intends to continue to pursue additional acquisition opportunities. Potential acquisitions may disrupt the Corporation’s business and dilute shareholder value. We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial service companies. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including: potential exposure to unknown or contingent liabilities of the target company, exposure to potential asset quality issues of the target company, difficulty and expense of integrating the operations and personnel of the target company, potential disruption to the Corporation’s business, potential diversion of management’s time and attention, the possible loss of key employees and customers of the target company, difficulty in estimating the value of the target company and potential changes in banking or tax laws or regulations that may affect the target company. Acquisitions may involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and earnings per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue projections, cost savings, increases in geographic or product presence, and/or other projected benefits from recent or future acquisitions could have a material adverse effect on the Corporation’s financial condition or results of operations.

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

A significant portion of the Corporation's loan portfolio consists of commercial real estate loans, including owner occupied properties, non-owner-occupied properties, and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans and depend on cash flows from the owner’s business or the property’s tenants to service the debt. The borrower’s cash flows may be affected significantly by general economic conditions, a downturn in the local economy or in occupancy rates in the market where the property is located, or other external events, any of which could increase the likelihood of default. Commercial real estate loans also typically have larger loan balances, and, therefore, the deterioration of one or a few of these loans could cause a significant increase in the percentage of the Corporation's non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for credit losses for loans, and an increase in charge-offs, all of which could have a material adverse effect on the Corporation's business, financial condition, and results of operations.

Over the past few years, the banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Banking regulators generally give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement enhanced risk management practices, including stricter underwriting, internal controls, risk management policies, more granular reporting, and portfolio stress testing, as well as possibly higher levels of allowances for credit losses and capital levels as a result of commercial real estate lending growth and exposures. If the Corporation's banking regulators determine that our commercial real estate lending activities are particularly risky and are subject to such heightened scrutiny, the Corporation may incur significant additional costs or be required to restrict certain of our commercial real estate lending activities. Furthermore, failures in the Corporation's risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which could have a material adverse effect on the Corporation's business, financial condition, and results of operations.

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

Moreover, the Federal Reserve lowered the Federal Funds rate in 2020 and maintained a rate of 0% to 0.25% throughout 2021 while injecting massive amounts of liquidity into the nation’s monetary system. In 2022 and 2023, the Federal Reserve changed course and  raised the rate several times to a range of 5.25% to 5.50% at December 31, 2023. The Federal Reserve’s rate increases, along with an accompanying tightening of the money supply, were conducted in an effort to contain inflation. In the latter portion of 2024, the Federal Reserve lowered the Federal Funds rate twice to a range of 4.25% to 4.50% at December 31, 2024.

Significant fluctuations in interest rates, including fluctuations in interest rates triggered by the Federal Reserve’s actions, could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

Limited Geographic Diversification - The Corporation grants commercial, residential and personal loans to customers primarily in the Corporation’s markets of the Northern tier/Northcentral regions of Pennsylvania, Southern tier of New York and Southeastern and Southcentral Pennsylvania. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within these regions. Deterioration in economic conditions could adversely affect the quality of the Corporation’s loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

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

Artificial Intelligence Risks and Challenges - The Corporation or its third-party vendors, clients or counterparties may develop or incorporate artificial intelligence ("AI") technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to the Corporation's business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Corporation's implementation of AI technology and increase its compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Corporation may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Corporation may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

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

Moreover, the Corporation is exposed to the risk that when a bank or other financial institution experiences financial difficulties, there could be an adverse “contagion” impact on other banking institutions. For example, the failures of Silicon Valley Bank in California, Signature Bank in New York and First Republic Bank in California in 2023 caused an element of panic and uncertainty in the investor community and among bank customers generally, including, specifically, deposit customers. These types of events may reduce customer confidence and may affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have negative reputational ramifications for institutions in the banking industry, including, possibly, the Corporation.

Securities Markets – The fair value of the Corporation’s available-for-sale debt securities, as well as the revenues the Corporation earns from its wealth management services, are sensitive to price fluctuations and market events.

Declines in the values of the Corporation’s securities holdings, combined with adverse changes in the expected cash flows from these investments, would negatively impact their value for liquidity management purposes and could result in the recording of an allowance for credit losses. At December 31, 2024, the fair value of the Corporation’s available-for-sale debt securities portfolio was $402.4 million, or 10.6% less than the amortized cost basis. The unrealized decrease in fair value was consistent with the increases in market interest rates that occurred subsequent to the purchases of the securities, and no allowance for credit losses was required on available-for-sale debt securities in an unrealized loss position at December 31, 2024. Further increases in interest rates would cause the fair value of the available-for-sale debt securities portfolio to decrease further.  For additional information regarding debt securities, see the “Securities” section of Management’s Discussion and Analysis and Note 6 to the consolidated financial statements.

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

Mortgage Banking – Since 2009, the Corporation has originated and sold residential mortgage loans to the secondary market through the MPF Xtra program. Since 2014, the Corporation has also originated and sold residential mortgage loans to the secondary market through the MPF Original program. Both of these programs are administered by the Federal Home Loan Banks of Pittsburgh and Chicago. At December 31, 2024, the total outstanding balance of residential mortgages sold and serviced through the two programs amounted to $329,766,000. The Corporation must strictly adhere to the MPF Xtra and MPF Original program guidelines for origination, underwriting and servicing loans, and failure to do so may result in the Corporation being forced to repurchase loans or being dropped from the program. As of December 31, 2024, the total outstanding balance of residential mortgage loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $2,671,000. If the volume of such forced repurchases of loans were to increase significantly, or if the Corporation were to be dropped from the programs, it could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

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

During 2024, the Corporation did not experience a cybersecurity threat or incident that has materially affected or is reasonably likely to materially affect the Corporation, including its business strategy, results of consolidated operations or financial condition. Refer to the risk factor captioned “Cyber Security Risks and Technology Dependence” in Part I, Item 1A. “Risk Factors” for additional information.

Governance- The Board of Directors provides oversight of the risk management program and setting the Corporation’s cyber risk profile, which includes risks from cybersecurity threats, enterprise cyber strategy, and key cyber initiatives. The Board has appointed a Risk Management Committee currently made up of six members of the Board with governance and oversight of the Corporation’s enterprise-wide risk management program. The members of the Risk Management Committee collectively have years of business management and professional experience in the banking industry and other industries including exposure to cyber risk management considerations. The Board also meets with our internal and external auditors, and federal and state regulators to review and discuss reports on risk, examination, and regulatory compliance matters. In fulfilling its role, the Risk Management Committee is actively engaged with management regarding cyber security procedures and controls to manage and mitigate cybersecurity-related risks. Management provides at least quarterly information security reports to the Risk Management Committee who provides a report to the Board of its discussions and decisions. These reports to the Risk Management Committee address management’s efforts to monitor, detect and prevent cyber threats. In addition, the Board of Directors is engaged, as needed, in accordance with the Incident Response Plan.

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

ITEM 2. PROPERTIES

A summary of the Corporation’s operating properties is as follows:

	Number	Number of	Number of
	of	Owned	Leased
	Locations	Properties	Properties
Branches	28	22	6
Limited Purpose Office-Lending	1	1	0
Administrative/Multi-purpose	4	2	2
Total	33	25	8

ITEM 3. LEGAL PROCEEDINGS

Class Action Litigation

On March 27, 2024, a putative class action lawsuit was filed in the US District Court for the Western District of Texas by investors in a purported Ponzi scheme operated by two individuals, one of whom maintained accounts at C&N Bank. The plaintiffs have sued C&N Bank, along with another bank, and additional law firm and accounting firm defendants. The case is styled Goldovsky, et al. v. Rauld, et al. Plaintiffs have asserted claims against C&N Bank and the other bank for aiding and abetting alleged violations of the Texas Securities Act, and additional claims against the legal and accounting professionals for statutory fraud, common law fraud, negligent misrepresentation, and knowing participation in breach of fiduciary duty.  C&N Bank has filed motions to dismiss the case for wont of personal jurisdiction and failure to state a claim. The Plaintiffs have responded to those motions. Plaintiffs have filed an application for certification of the suit as a class action. The court has stayed the motions to dismiss pending consideration of the class action certification application. Following depositions of the four plaintiffs on issues germane to class action certification, C&N Bank and each of the other defendants have filed briefs in opposition to the plaintiff’s class certification motion. A hearing on the motion for class certification took place on February 18, 2025. A ruling on class certification is pending. Based on the information available to the Corporation, the Corporation does not believe at this time that a loss is probable in this matter, nor can a range of possible losses be determined. Accordingly, no liability has been recorded for this litigation matter in the accompanying consolidated financial statements. The Corporation’s estimate may change from time to time, and actual losses could vary.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

QUARTERLY SHARE DATA

Trades of the Corporation’s stock are executed through various brokers who maintain a market in the Corporation’s stock. The Corporation’s stock is listed on the NASDAQ Capital Market with the trading symbol CZNC. As of December 31, 2024, there were 2,036 shareholders of record of the Corporation’s common stock.

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

On September 25, 2023, the Corporation announced a new treasury stock repurchase program. Under the program, the Corporation is authorized to repurchase up to 750,000 shares of the Corporation’s common stock, or slightly less than 5% of the Corporation’s issued and outstanding shares at August 4, 2023. The program was effective when publicly announced and will continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion. All shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plans and its equity compensation program. During the year ended December 31, 2024, 26,034 shares were repurchased for a total cost of $443,000, at an average price of $17.02 per share. At December 31, 2024, there were 723,966 shares available to be repurchased under the program. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions.

The following table sets forth a summary of purchases by the Corporation, in the open market, of its equity securities during the fourth quarter 2024:

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet
			Publicly	be Purchased
	Total Number	Average	Announced	Under
	of Shares	Price Paid	Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
October 1 - 31, 2024	0	$0	0	723,966
November 1 - 30, 2024	0	$0	0	723,966
December 1 - 31, 2024	0	$0	0	723,966
Total	0	$0	0

PERFORMANCE GRAPH

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the Russell 2000 Index and the Corporation’s peer group index (the NASDAQ Bank Index) for the five-year period commencing December 31, 2019 and ended December 31, 2024.

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

Total Return Performance
200
150
100
50
Citizens & Northern Corporation
Russell 2000 Index
Peer Group (NASDAQ Bank Index)
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Citizens & Northern Corporation	100.00	74.23	102.47	93.91	97.39	85.52
Russell 2000 Index	100.00	119.93	137.67	109.50	127.98	142.73
Peer Group (NASDAQ Bank Index)	100.00	92.50	132.19	110.67	106.87	128.85

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Citizens & Northern 2023 Equity Stock Incentive Plan which was approved by the Corporation’s shareholders in April 2023.  The figures shown in the table below are as of December 31, 2024.

Number of
	Number of	Weighted-	Securities
	Securities to be	average	Remaining
	Issued Upon	Exercise	for Future
	Exercise of	Price of	Issuance Under
	Outstanding	Outstanding	Equity Compen-
	Options	Options	sation Plans
Equity compensation plans approved by shareholders	0	$ N/A	407,659

Equity compensation plans not approved by shareholders	0	N/A	0

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
●changes in general economic conditions
●the potential for adverse developments in the banking industry that could have a negative impact on customer confidence
●the Corporation’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses
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

EARNINGS OVERVIEW

2024 vs. 2023

Net income for the year ended December 31, 2024 was $25,958,000, or $1.69 per diluted share, as compared to $24,148,000, or $1.57 per diluted share, for the year ended December 31, 2023. The results for 2023 included the impact of a $1.3 million charge, or $0.08 per diluted share, related to the repositioning of available-for-sale securities and bank-owned life insurance (BOLI).

Significant variances were as follows:

●	Net interest income totaled $79,115,000 for the year ended December 31, 2024, a decrease of $1,285,000 from 2023. The net interest margin was 3.30% in 2024, down from 3.47% in 2023. The interest rate spread decreased 0.32%, as the average rate on interest-bearing liabilities was higher by 0.75% while the average yield on earning assets increased 0.43%. Average total earning assets increased $81,866,000. Average total loans increased $88,973,000 (5.0%) and average total deposits increased $85,644,000 (4.3%).
●	For the year ended December 31, 2024, the provision for credit losses was $2,195,000, compared to $186,000 in 2023. For the year ended December 31, 2024, the provision related to loans receivable included the impact of a net increase in the allowance for credit losses (ACL) related to qualitative factors, partially offset by a decrease in total specific allowances on individual loans and decreases in other components of the ACL. The ACL increased $827,000 to 1.06% of loans receivable at December 31, 2024 as compared to 1.04% at December 31, 2023. For the year ended December 31, 2024, net charge-offs totaled $1,603,000, or 0.09% of average loans receivable as compared to $264,000 or 0.01% of average loans receivable for 2023.
●	Noninterest income totaled $29,209,000 for the year ended December 31, 2024, up $4,792,000 from the year ended December 31, 2023. Significant variances included the following:
➢	There were no net gains or losses on available-for-sale debt securities for the year ended December 31, 2024 compared to net losses on available-for-sale debt securities of $3,036,000 for the year ended December 31, 2023. The net losses on available-for-sale debt securities of $3,036,000 for the year ended December 31, 2023 were primarily from sales in the fourth quarter 2023 related to the repositioning of the portfolio.

➢	Earnings from the increase in cash surrender value of life insurance of $1,830,000 decreased $873,000 in 2024 from 2023. Included in 2023 was income from a one-time enhancement of $2,100,000 on BOLI purchased in December 2023. Excluding the impact of the income from the enhancement in 2023, earnings from the increase in cash surrender value of life insurance increased $1,227,000 reflecting the increase in the average balance of BOLI to $51,465,000 in 2024 from $31,808,000 in 2023.

➢	Other noninterest income of $5,230,000 increased $620,000 as dividends on FHLB-Pittsburgh and Federal Reserve stock totaled $1,743,000, an increase of $451,000, and income from tax credits related to donations increased $77,000.

➢	Brokerage and insurance revenue of $2,271,000 increased $596,000 due to an increase in sales volume.

➢	Trust revenue of $7,928,000 increased $515,000, consistent with appreciation in the trading prices of many U.S. equity securities and includes revenue from new business.

➢	Net gains from sale of loans of $1,158,000 increased $435,000, reflecting an increase in volume of residential mortgage loans sold.

➢	Service charges on deposit accounts of $5,867,000 increased $300,000 reflecting an increase in volume of fees.
●	Noninterest expense totaled $74,258,000 for the year ended December 31, 2024, an increase of $110,000 from the total for the year ended December 31, 2023. Significant variances included the following:
➢	Other noninterest expense of $10,361,000 decreased $872,000. Within this category, significant variances included the following:

◾	Other operational losses included a net decrease in expense of $407,000 to $98,000 in other losses in 2024 from expense of $505,000 in 2023. Included in 2023 was $427,000 related to a trust department tax compliance matter.
◾	In 2024, there was a reduction in expense of $527,000 related to the defined benefit postretirement medical benefit plan, including a curtailment of $469,000 related to plan adjustments in the first quarter 2024. In comparison, in 2023, there was a reduction in expense associated with the postretirement plan of $19,000.
◾	Donations expense increased $195,000 from 2023 including an increase of $133,000 in PA Educational Improvement Tax Credit Program donations and $50,000 in 2024 donations to benefit Northern Tier and Northcentral PA communities impacted by storm damage.

➢	Professional fees of $2,175,000 decreased $322,000 as 2023 included $389,000 of conversion costs related to a change in Wealth Management platform for providing brokerage and investment advisory services.
➢	Salaries and employee benefits expense of $44,930,000 increased $735,000, including an increase of $905,000 in cash and stock-based incentive compensation, an increase in base salaries expense of $630,000, or 2.1%, and an increase of $253,000 in wealth management-related commissions while there were decreases in expense related to the Employee Stock Ownership Plan of $579,000, health insurance expense of $361,000 and the Supplemental Executive Retirement Plan of $267,000.
●	The income tax provision of $5,913,000, or 18.6% of pre-tax income for the year ended December 31, 2024 decreased $422,000 from $6,335,000, or 20.8% of pre-tax income for the year ended December 31, 2023. The higher effective tax rate in 2023 included the net impact of a tax charge of $950,000 related to the initiated surrender of BOLI, partially offset by the non-taxable income of $2,100,000 from the one-time enhancement on the purchase of BOLI.

2023 vs. 2022

Net income for the year ended December 31, 2023 was $24,148,000, or $1.57 per diluted share, as compared to $26,618,000, or $1.71 per diluted share, for the year ended December 31, 2022. As noted above, the results for 2023 included the impact of a $1.3 million charge, or $0.08 per diluted share, related to the repositioning of available-for-sale securities and BOLI. Significant variances were as follows:

●	In December 2023, the Corporation repositioned its available-for-sale securities portfolio and its investments in BOLI. As a result of the repositioning, the Corporation recognized a net charge to earnings of approximately $1.3 million, or $0.08 per diluted share in the fourth quarter 2023 reflecting the net impact of: (1) a $3.0 million pre-tax loss and after-tax loss of $2.4 million from the sale of available-for-sale debt securities with an amortized cost basis of $45.5 million, (2) a tax charge of $950,000 from initiating the surrender of BOLI with a book value of $14.3 million, and (3) noninterest income of $2.1 million from a one-time enhancement on a $30 million purchase of new BOLI.
●	For the year ended December 31, 2023, net interest income totaled $80,400,000, $2,728,000 lower than in 2022. The interest rate spread decreased 0.66%, as the average rate on interest-bearing liabilities was higher by 1.36% while the average yield on earning assets increased 0.70%. The net interest margin was 3.47% in 2023, down from 3.77% in 2022. Average total earning assets increased $101,418,000 in 2023 over 2022, including an increase in average loans receivable of $164,055,000, or 10.1%. Average interest-bearing deposits increased $27,528,000 while average total deposits decreased $8,486,000, or 0.4%, in 2023 as compared to 2022.
●	For the year ended December 31, 2023, there was a provision for credit losses of $186,000, a decrease of $7,069,000 in expense compared to $7,255,000 in 2022. The expense related to loans receivable was mainly attributable to qualitative adjustments of the Corporation’s historical loss experience in estimating the allowance for credit losses (“ACL”) and the impact of an economic forecast, as well as a reduction in the Corporation’s average net charge-off experience used in the calculation of the ACL. The ACL as a percentage of gross loans receivable was 1.04% at December 31, 2023 as compared to 1.08% at January 1, 2023 upon the initial adoption of CECL. For the year ended December 31, 2023, net charge-offs totaled $264,000 or 0.01% of gross loans receivable as compared to $4,177,000 or 0.26% of gross loans receivable in 2022.
●	Noninterest income, excluding realized (losses) gains on available-for-sale debt securities, totaled $27,453,000 for the year ended December 31, 2023, up $3,041,000 from the comparable category for the year ended December 31, 2022. Significant variances included the following:

➢	Increase in cash surrender value of life insurance of $2,703,000 increased $2,158,000 in 2023 from 2022 including $2,100,000 in income from a one-time enhancement on a $30 million purchase of new BOLI as previously discussed.

➢	Other noninterest income of $4,610,000 increased $912,000 as dividends on FHLB-Pittsburgh stock totaled $1,138,000, an increase of $541,000. Additionally, in 2023, the Corporation recognized income of $156,000 from dividends on Federal Reserve Bank stock with no comparable amount in 2022 and income of $234,000, with no comparable amount in 2022, from a conversion assistance payment received related to a change in wealth management platform for providing brokerage and investment advisory services.

➢	Service charges on deposit accounts of $5,567,000 increased $548,000 as the volume of consumer and business overdraft activity increased and included in 2022 was a reduction in income of $290,000 related to refunds of consumer overdraft fees as the result of updated regulatory guidance on certain overdraft fees.

➢	Trust revenue of $7,413,000 increased $419,000 reflecting revenue from new business.

➢	Brokerage and insurance revenue of $1,675,000 decreased $616,000 due to a reduction in sales volume.

➢	Loan servicing fees, net, of $602,000 decreased $358,000, as the fair value of servicing rights decreased $200,000 in 2023 as compared to an increase of $126,000 in 2022.

●	Net losses on available-for-sale debt securities were $3,036,000 for the year ended December 31, 2023, compared to net gains on available-for-sale debt securities of $20,000 for the year ended December 31, 2022. The net losses on available-for-sale debt securities of $3,036,000 for the year ended December 31, 2023, were primarily from the previously described repositioning of the portfolio.
●	Noninterest expense totaled $74,148,000 for the year ended December 31, 2023, an increase of $6,193,000 from the total for the year ended December 31, 2022. Significant variances included the following:
➢	Other noninterest expense of $11,233,000 increased $3,012,000. Within this category, significant variances included the following:
◾	Other operational losses included net increase in expense of $854,000 to $505,000 in other losses in 2023 from a net reduction in expense of $349,000 in 2022. Included in 2023 is $427,000 related to a trust department tax compliance matter while most of the reduction in other losses in 2022 was from recoveries or reversals of previously recorded charges related to trust department tax compliance matters. Also included in other operational losses was $232,000 of expenses related to check fraud in 2023 with no comparable amount in 2022.
◾	FDIC insurance expense increased $481,000, reflecting the impact of an increase in base deposit insurance assessment rate applicable to all banks.
◾	Legal fees totaled $759,000 in 2023, an increase of $261,000, mainly due to fees incurred related to non-litigation-related corporate matters.
◾	In 2023, the allowance for disallowed SBA claims decreased $90,000, resulting in a reduction in expense of the same amount, reflecting better than previously estimated claims experience. The comparable amount in 2022 was a reduction in expense of $367,000. At December 31, 2023, there was no remaining allowance for disallowed SBA claims.
◾	Included in 2022 was a reduction of $172,000 in expense related to credit losses on off balance sheet exposures. In 2023, the net credit for credit losses related to off-balance sheet exposures of $567,000 is included in the provision for credit losses in the consolidated statements of income.
➢	Salaries and employee benefits expense of $44,195,000 increased $2,362,000, including increases in base salaries expense of $1,713,000, or 6.0% and in cash and stock-based incentive compensation expense of $670,000 consistent with comparisons in both years of the Corporation’s earnings performance to that of defined peer groups.
➢	Data processing and telecommunications expense of $7,582,000 increased $776,000, including the impact of increases in software licensing and maintenance costs as well as costs related to enhancements of data management capabilities.

➢	Professional fees of $2,497,000 increased $492,000, including $389,000 of conversion costs related to a change in wealth management platform for providing brokerage and investment advisory services.
➢	Pennsylvania shares tax expense of $1,602,000 in 2023 was lower by $354,000, consistent with a reduction in C&N Bank’s equity that provided the base for determining the annual tax.

●	The income tax provision of $6,335,000, or 20.8% of pre-tax income for the year ended December 31, 2023 increased $603,000 from $5,732,000, or 17.7% of pre-tax income for the year ended December 31, 2022. The higher effective rate in 2023 includes: (1) the tax charge of $950,000 for the initiated surrender of BOLI; (2) an increase in nondeductible interest expense; (3) the impact of the increase in trust department tax compliance-related penalties; and (4) the impact of the permanent difference related to stock-based compensation resulting in an increase in taxable income in 2023 as compared to a deduction in 2022 due to the reduction in CZNC stock price. Partially offsetting the higher effective rate in 2023 was the non-taxable income of $2,100,000 from a one-time enhancement on $30 million purchase of new BOLI.

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation’s net interest income in 2024, 2023 and 2022. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. The Corporation believes presentation of net interest income on a fully taxable-equivalent basis provides investors with meaningful information for purposes of comparing returns on tax-exempt securities and loans with returns on taxable securities and loans. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the tables.

2024 vs. 2023

Fully taxable equivalent net interest income was $79,934,000 in 2024, $1,385,000 (1.7%) lower than in 2023. The decrease in net interest income reflected an increase in interest expense of $15,859,000 and an increase in interest income of $14,474,000. As presented in Table II, the Net Interest Margin was 3.30% in 2024, as compared to 3.47% in 2023, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) decreased to 2.59% in 2024 from 2.91% in 2023. The average yield on earning assets of 5.32% was 0.43% higher in 2024 as compared to 2023, while the average rate on interest bearing liabilities of 2.73% was 0.75% higher in 2024 as compared to 2023. Additionally, average total earning assets increased $81,866,000, average total loans increased $88,973,000 (5.0%) and average total deposits increased $85,644,000 (4.3%). Table III shows the net impact of changes in volume of earning assets and interest-bearing liabilities increased net interest income for 2024 over 2023 by $2,539,000, while the net impact of changes in interest rates (primarily increases) decreased net interest income by $3,924,000.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $128,897,000 in 2024, an increase of $14,474,000, or 12.6%, from 2023.

Interest and fees from loans receivable increased $11,730,000 in 2024 as compared to 2023. In 2024, the fully taxable equivalent yield on loans was 6.03%, up from 5.67% in 2023, reflecting the effects of primarily rising interest rates on new loan originations and floating-rate loans. Average outstanding loans receivable increased $88,973,000 (5.0%) to $1,881,122,000 in 2024 from $1,792,149,000 in 2023. The Corporation has experienced growth in commercial real estate and other commercial loans in 2023 and in 2024.

Income from interest-bearing due from banks totaled $4,307,000 in 2024, an increase of $2,928,000 from 2023. Within this category, the largest asset balance in 2024 and 2023 has been interest-bearing deposits held with the Federal Reserve. The average yield on interest-bearing due from banks was 4.97% in 2024, up from 4.22% in 2023. The average balance of interest-bearing due from banks was $86,703,000 in 2024, up from $32,709,000 in 2023. The net increase in average interest-bearing due from banks for 2024 as compared to 2023 reflected net sources of cash from deposit growth, a reduction in average available-for-sale debt securities and an increase in borrowed funds, partially offset by net uses of cash for loan growth and an increase in Bank-Owned Life Insurance.

Interest income from available-for-sale debt securities, on a fully taxable-equivalent basis, decreased $246,000 in 2024 as compared to 2023, as the average balance (at amortized cost) of available-for-sale debt securities decreased $61,916,000 as indicated in Table II. The average yield on available-for-sale debt securities was 2.45% for 2024, up from 2.21% in 2023.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased $15,859,000 to $48,963,000 in 2024 from $33,104,000 in 2023.

Interest expense on deposits increased $14,967,000, as the average rate on interest-bearing deposits increased to 2.51% in 2024 from 1.66% in 2023. Average total deposits (interest-bearing and noninterest-bearing) increased $85,644,000 (4.3%) in 2024 as compared to 2023. Within average deposits, average brokered deposits were $61,537,000 at an average rate of 5.19% in 2024 as compared to $47,424,000 at an average rate of 4.78% for 2023. Average time deposits increased $84,394,000, average interest checking deposits increased $48,472,000 and the average total balance of money market accounts increased $11,144,000 while average savings deposits decreased $35,631,000 and the average balance of noninterest bearing demand deposits decreased $22,735,000.

Interest expense on borrowed funds increased $892,000 in 2024 as compared to 2023. Interest expense on short-term borrowings in 2024 of $1,168,000 was down from $3,240,000 in 2023 as the average balance of short-term borrowings decreased to $22,743,000 in 2024 from $62,926,000 in 2023. The average rate on short-term borrowings was 5.14% in 2024 compared to 5.15% in 2023. Interest expense on long-term borrowings (FHLB advances) increased $2,958,000 to $7,188,000 in 2024 from $4,230,000 in 2023. The average balance of long-term borrowings was $167,181,000 in 2024, up from an average balance of $110,943,000 in 2023. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations. The average rate on long-term borrowings was 4.30% in 2024 compared to 3.81% in 2023.

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

Interest and fees from loans receivable increased $20,540,000 in 2023 as compared to 2022. In 2023, the fully taxable equivalent yield on loans was 5.67%, up from 4.98% in 2022, reflecting the effects of rising interest rates on the loan portfolio. Average outstanding loans receivable increased $164,055,000 (10.1%) to $1,792,149,000 in 2023 from $1,628,094,000 in 2022. The Corporation experienced growth in outstanding commercial real estate and residential mortgage loans over the last three quarters of 2022 and in 2023.

Income from interest-bearing due from banks totaled $1,379,000 in 2023, an increase of $734,000 from the total for 2022. The average yield on interest-bearing due from banks was 4.22% in 2023 and 1.25% in 2022. The average balance of interest-bearing due from banks was $32,709,000 in 2023 as compared to $51,407,000 in 2022.  Within this category, the largest asset balance in 2023 and 2022 was interest-bearing deposits held with the Federal Reserve.

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

Interest expense on short-term borrowings in 2023 was $3,240,000 as compared to $429,000 in 2022 as the average balance of short-term borrowings increased to $62,926,000 in 2023 from $21,766,000 in 2022. The average rate on short-term borrowings was 5.15% in 2023 compared to 1.97% in 2022.

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

TABLE I - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Year Ended
	December 31,			Increase/(Decrease)
(In Thousands)	2024	2023	2022	2024/2023	2023/2022
INTEREST INCOME
Interest-bearing due from banks	$4,307	$1,379	$645	$2,928	$734
Available-for-sale debt securities:
Taxable	8,593	8,555	8,360	38	195
Tax-exempt	2,531	2,815	3,721	(284)	(906)
Total available-for-sale debt securities	11,124	11,370	12,081	(246)	(711)
Loans receivable:
Taxable	110,396	98,854	78,599	11,542	20,255
Tax-exempt	2,944	2,756	2,471	188	285
Total loans receivable	113,340	101,610	81,070	11,730	20,540
Other earning assets	126	64	77	62	(13)
Total Interest Income	128,897	114,423	93,873	14,474	20,550

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	12,151	7,668	1,833	4,483	5,835
Money market	8,589	5,686	2,088	2,903	3,598
Savings	207	243	257	(36)	(14)
Time deposits	18,253	10,636	2,460	7,617	8,176
Total interest-bearing deposits	39,200	24,233	6,638	14,967	17,595
Borrowed funds:
Short-term	1,168	3,240	429	(2,072)	2,811
Long-term - FHLB advances	7,188	4,230	896	2,958	3,334
Senior notes, net	481	479	477	2	2
Subordinated debt, net	926	922	1,079	4	(157)
Total borrowed funds	9,763	8,871	2,881	892	5,990
Total Interest Expense	48,963	33,104	9,519	15,859	23,585

Net Interest Income	$79,934	$81,319	$84,354	$(1,385)	$(3,035)

(1)	Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis (a non-GAAP measure), using the Corporation’s marginal federal income tax rate of 21%.
(2)	Fees on loans are included with interest on loans and amounted to $1,927,000 in 2024, $1,856,000 in 2023 and $2,958,000 in 2022.
(3)	The table that follows is a reconciliation of net interest income under U.S. GAAP as compared to net interest income as adjusted to a fully taxable-equivalent basis.

(In Thousands)	Year Ended
	December 31,			Increase/(Decrease)
	2024	2023	2022	2024/2023	2023/2022
Net Interest Income Under U.S. GAAP	$79,115	$80,400	$83,128	$(1,285)	$(2,728)
Add: fully taxable-equivalent interest income adjustment from tax-exempt securities	271	388	720	(117)	(332)
Add: fully taxable-equivalent interest income adjustment from tax-exempt loans	548	531	506	17	25
Net Interest Income as adjusted to a fully taxable-equivalent basis	$79,934	$81,319	$84,354	$(1,385)	$(3,035)

TABLE II - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars In Thousands)	Year		Year		Year
	Ended	Rate of	Ended	Rate of	Ended	Rate of
	12/31/2024	Return/	12/31/2023	Return/	12/31/2022	Return/
	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds%	Balance	Funds%	Balance	Funds%
EARNING ASSETS
Interest-bearing due from banks	$86,703	4.97%	$32,709	4.22%	$51,407	1.25%
Available-for-sale debt securities, at amortized cost:
Taxable	340,339	2.52%	389,456	2.20%	410,033	2.04%
Tax-exempt	113,121	2.24%	125,920	2.24%	148,344	2.51%
Total available-for-sale debt securities	453,460	2.45%	515,376	2.21%	558,377	2.16%
Loans receivable:
Taxable	1,791,187	6.16%	1,703,839	5.80%	1,541,823	5.04%
Tax-exempt	89,935	3.27%	88,310	3.12%	86,271	2.86%
Total loans receivable	1,881,122	6.03%	1,792,149	5.67%	1,628,094	4.98%
Other earning assets	2,198	5.73%	1,383	4.63%	2,321	3.32%
Total Earning Assets	2,423,483	5.32%	2,341,617	4.89%	2,240,199	4.19%
Cash	22,209		22,108		22,685
Unrealized loss on securities	(49,520)		(63,118)		(38,784)
Allowance for credit losses	(20,294)		(18,498)		(14,962)
Bank-owned life insurance	51,465		31,808		30,925
Bank premises and equipment	21,765		21,330		21,559
Intangible assets	54,778		55,176		55,599
Other assets	79,220		72,433		55,567
Total Assets	$2,583,106		$2,462,856		$2,372,788

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$537,233	2.26%	$488,761	1.57%	$443,107	0.41%
Money market	358,274	2.40%	347,130	1.64%	443,084	0.47%
Savings	203,129	0.10%	238,760	0.10%	257,156	0.10%
Time deposits	465,882	3.92%	381,488	2.79%	285,264	0.86%
Total interest-bearing deposits	1,564,518	2.51%	1,456,139	1.66%	1,428,611	0.46%
Borrowed funds:
Short-term	22,743	5.14%	62,926	5.15%	21,766	1.97%
Long-term - FHLB advances	167,181	4.30%	110,943	3.81%	40,194	2.23%
Senior notes, net	14,865	3.24%	14,798	3.24%	14,733	3.24%
Subordinated debt, net	24,774	3.74%	24,662	3.74%	27,116	3.98%
Total borrowed funds	229,563	4.25%	213,329	4.16%	103,809	2.78%
Total Interest-bearing Liabilities.	1,794,081	2.73%	1,669,468	1.98%	1,532,420	0.62%
Demand deposits	493,052		515,787		551,801
Other liabilities	30,089		29,107		23,474
Total Liabilities	2,317,222		2,214,362		2,107,695
Stockholders' equity, excluding accumulated other comprehensive loss	304,532		297,894		295,447
Accumulated other comprehensive loss	(38,648)		(49,400)		(30,354)
Total Stockholders' Equity	265,884		248,494		265,093
Total Liabilities and Stockholders' Equity	$2,583,106		$2,462,856		$2,372,788
Interest Rate Spread		2.59%		2.91%		3.57%
Net Interest Income/Earning Assets		3.30%		3.47%		3.77%

Total Deposits (Interest-bearing and Demand)	$2,057,570		$1,971,926		$1,980,412
(1)	Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

TABLE III -  ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	.	Year Ended 12/31/2024 vs. 12/31/2023			.	Year Ended 12/31/2023 vs. 12/31/2022
		Change in	Change in	Total		Change in	Change in	Total
		Volume	Rate	Change		Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks		$2,642	$286	$2,928		$(309)	$1,043	$734
Available-for-sale debt securities:
Taxable		(1,153)	1,191	38		(433)	628	195
Tax-exempt		(286)	2	(284)		(527)	(379)	(906)
Total available-for-sale debt securities		(1,439)	1,193	(246)		(960)	249	(711)
Loans receivable:
Taxable		5,209	6,333	11,542		8,451	11,804	20,255
Tax-exempt		52	136	188		59	226	285
Total loans receivable		5,261	6,469	11,730		8,510	12,030	20,540
Other earning assets		44	18	62		(37)	24	(13)
Total Interest Income		6,508	7,966	14,474		7,204	13,346	20,550

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking		822	3,661	4,483		208	5,627	5,835
Money market		188	2,715	2,903		(542)	4,140	3,598
Savings		(36)	0	(36)		(14)	0	(14)
Time deposits		2,690	4,927	7,617		1,073	7,103	8,176
Total interest-bearing deposits		3,664	11,303	14,967		725	16,870	17,595
Borrowed funds:
Short-term		(2,064)	(8)	(2,072)		1,517	1,294	2,811
Long-term - FHLB advances		2,363	595	2,958		2,375	959	3,334
Senior notes, net		2	0	2		2	0	2
Subordinated debt, net		4	0	4		(94)	(63)	(157)
Total borrowed funds		305	587	892		3,800	2,190	5,990
Total Interest Expense		3,969	11,890	15,859		4,525	19,060	23,585

Net Interest Income		$2,539	$(3,924)	$(1,385)		$2,679	$(5,714)	$(3,035)
(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME

TABLE IV - COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)	Year Ended
	December 31,		$	%
	2024	2023	Change	Change
Trust revenue	$7,928	$7,413	$515	6.9%
Brokerage and insurance revenue	2,271	1,675	596	35.6%
Service charges on deposit accounts	5,867	5,567	300	5.4%
Interchange revenue from debit card transactions	4,276	4,160	116	2.8%
Net gains from sales of loans	1,158	723	435	60.2%
Loan servicing fees, net	649	602	47	7.8%
Increase in cash surrender value of life insurance	1,830	2,703	(873)	(32.3)%
Other noninterest income	5,230	4,610	620	13.4%
Realized (losses) on available-for-sale debt securities, net	0	(3,036)	3,036	N/M %
Total noninterest income	$29,209	$24,417	$4,792	19.6%

(Dollars in Thousands)	Year Ended
	December 31,		$	%
	2023	2022	Change	Change
Trust revenue	$7,413	$6,994	$419	6.0%
Brokerage and insurance revenue	1,675	2,291	(616)	(26.9)%
Service charges on deposit accounts	5,567	5,019	548	10.9%
Interchange revenue from debit card transactions	4,160	4,148	12	0.3%
Net gains from sales of loans	723	757	(34)	(4.5)%
Loan servicing fees, net	602	960	(358)	(37.3)%
Increase in cash surrender value of life insurance	2,703	545	2,158	396.0%
Other noninterest income	4,610	3,698	912	24.7%
Realized (losses) gains on available-for-sale debt securities, net	(3,036)	20	(3,056)	N/M %
Total noninterest income	$24,417	$24,432	$(15)	(0.1)%

(1) N/M Not Meaningful

NONINTEREST EXPENSE

TABLE V - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)	Year Ended
	December 31,		$	%
	2024	2023	Change	Change
Salaries and employee benefits	$44,930	$44,195	$735	1.7%
Net occupancy and equipment expense	5,473	5,357	116	2.2%
Data processing and telecommunications expense	7,768	7,582	186	2.5%
Automated teller machine and interchange expense	1,818	1,682	136	8.1%
Pennsylvania shares tax	1,733	1,602	131	8.2%
Professional fees	2,175	2,497	(322)	(12.9)%
Other noninterest expense	10,361	11,233	(872)	(7.8)%
Total noninterest expense	$74,258	$74,148	$110	0.1%

(Dollars in Thousands)	Year Ended
	December 31,		$	%
	2023	2022	Change	Change
Salaries and employee benefits	$44,195	$41,833	$2,362	5.6%
Net occupancy and equipment expense	5,357	5,533	(176)	(3.2)%
Data processing and telecommunications expense	7,582	6,806	776	11.4%
Automated teller machine and interchange expense	1,682	1,601	81	5.1%
Pennsylvania shares tax	1,602	1,956	(354)	(18.1)%
Professional fees	2,497	2,005	492	24.5%
Other noninterest expense	11,233	8,221	3,012	36.6%
Total noninterest expense	$74,148	$67,955	$6,193	9.1%

Additional detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of Management’s Discussion and Analysis.

INCOME TAXES

The effective income tax rate was 18.6% of pre-tax income in 2024, down from 20.8% in 2023 and up from 17.7% in 2022. Tax-exempt interest income and income from BOLI contributed to the effective rate being lower than the federal statutory rate in 2022 through 2024.The higher effective income tax rate in 2023 included the net impact of a tax charge of $950,000 for the initiated surrender of BOLI.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At December 31, 2024, the net deferred tax asset was $19,098,000, up from the balance at December 31, 2023 of $17,441,000. The most significant change in temporary difference components among those periods was a decrease in the net deferred tax liabilities of $950,000 related to a tax charge for the surrender of BOLI in 2023.

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

Management believes the recorded net deferred tax asset at December 31, 2024 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

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

Table VI shows the composition of the available-for-sale debt securities portfolio at December 31, 2024, 2023 and 2022. The total amortized cost of available-for-sale debt securities at December 31, 2024 was lower by $15,045,000 from December 31, 2023 and by $111,871,000 from December 31, 2022. Proceeds from maturities and sales of securities over the past three years have been used to help fund loan growth and for other purposes.

At December 31, 2024, the largest categories of securities held as a percentage of total amortized cost, were as follows: (1) tax-exempt and taxable municipal bonds, 36.3%; (2) residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies, including pass-through securities and collateralized mortgage obligations, 35.1%; and (3) commercial mortgage-backed securities issued or guaranteed by U.S. Government sponsored agencies, 16.3%.

The composition of the available-for-sale debt securities portfolio at December 31, 2024, December 31, 2023 and December 31, 2022 is as follows:

TABLE VI - INVESTMENT SECURITIES

	2024		2023		2022
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$8,067	$7,118	$12,325	$11,290	$35,166	$31,836
Obligations of U.S. Government agencies	10,154	9,025	11,119	9,946	25,938	23,430
Bank holding company debt securities	28,958	25,246	28,952	23,500	28,945	25,386
Obligations of states and political subdivisions:
Tax-exempt	111,995	101,302	113,464	104,199	146,149	132,623
Taxable	51,147	42,506	58,720	50,111	68,488	56,812
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	104,378	94,414	105,549	95,405	112,782	99,941
Residential collateralized mortgage obligations	53,389	49,894	50,212	46,462	44,868	40,296
Commercial mortgage-backed securities	73,470	64,501	76,412	66,682	91,388	79,686
Private label commercial mortgage-backed securities	8,365	8,374	8,215	8,160	8,070	8,023
Total Available-for-Sale Debt Securities	$449,923	$402,380	$464,968	$415,755	$561,794	$498,033

Aggregate Unrealized Loss		$(47,543)		$(49,213)		$(63,761)
Aggregate Unrealized Loss as a % of Amortized Cost		(10.6)%		(10.6)%		(11.3)%
Market Yield on 5-Year U.S. Treasury Obligations (a)		4.38%		3.84%		3.99%

(a) Source: Treasury.gov (Daily Treasury Par Yield Curve Rates)

As reflected in the table above, the fair value of available-for-sale securities was lower than the amortized cost basis by $47,543,000, or 10.6% at December 31, 2024, $49,213,000 or 10.6% at December 31, 2023 and $63,761,000 or 11.3% at December 31, 2022. The volatility in the fair value of the portfolio, including the significant reduction in fair value, resulted from changes in interest rates. As shown above, the market yield on the 5-year U.S. Treasury Note was 0.54% higher at December 31, 2024 in comparison to December 31, 2023, and 0.39% higher than at December 31, 2022.

Additional information regarding the potential impact of interest rate changes on all of the Corporation’s financial instruments is provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

As described in Note 6 to the consolidated financial statements, management determined the Corporation does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at December 31, 2024 before it is able to recover the amortized cost basis. Further, management reviewed the Corporation’s holdings as of December 31, 2024 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at December 31, 2024, other than securities issued or guaranteed by U.S. Government entities or agencies, is as follows:

●	Bank holding company debt securities – All of the Corporation’s holdings of bank holding company debt securities were investment grade and there have been no payment defaults. There were seven securities with face amounts ranging from $3 million to $5 million, including one senior security and six subordinated securities. All of the issuers have publicly traded common stock. At December 31, 2024, the securities have external ratings ranging from BBB-/Baa3 to A-.
●	Obligations of states and political subdivisions (municipal bonds) – All of the Corporation’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at December 31, 2024, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA or pre-refunded – 20% of the portfolio; AA – 74%; A – 6%.

●	Private label commercial mortgage-backed securities (PLCMBS) – There were two PLCMBS securities, both of which were from the most senior payment (subordination) classes of their respective issuances. These securities were investment grade (rated Aaa), and there have been no payment defaults on these securities.

Based on the results of management’s assessment, there was no ACL required on available-for-sale debt securities in an unrealized loss position at  December 31, 2024.

The following table presents the contractual maturities and the weighted-average yields (calculated based on amortized cost) of investment securities as of December 31, 2024. Yields on tax-exempt securities are presented on a fully taxable-equivalent basis. For callable securities, yields on securities purchased at a discount are based on yield-to-maturity, while yields on securities purchased at a premium are based on yield to the first call date. Yields on mortgage-backed securities are estimated and include the effects of prepayment assumptions. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within		One-		Five-		After
	One		Five		Ten		Ten
(Dollars In Thousands)	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$0	0.00%	$5,115	1.29%	$2,952	1.57%	$0	0.00%	$8,067	1.39%
Obligations of U.S. Government agencies	0	0.00%	0	0.00%	6,875	2.24%	3,279	3.44%	10,154	2.63%
Bank holding company debt securities	0	0.00%	0	0.00%	28,958	3.47%	0	0.00%	28,958	3.47%
Obligations of states and political subdivisions:
Tax-exempt	4,731	2.22%	13,837	2.70%	27,729	2.83%	65,698	2.36%	111,995	2.51%
Taxable	565	3.59%	14,488	1.87%	12,152	2.66%	23,942	2.41%	51,147	2.33%
Sub-total	$5,296	2.37%	$33,440	2.13%	$78,666	2.94%	$92,919	2.41%	$210,321	2.56%
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities									104,378	2.59%
Residential collateralized mortgage obligations									53,389	3.38%
Commercial mortgage-backed securities									73,470	2.01%
Private label commercial mortgage-backed securities									8,365	5.44%
Total									$449,923	2.63%

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

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Income section of Management’s Discussion and Analysis. Other significant balance sheet items, including securities, the allowance for credit losses for loans and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding letters of credit at December 31, 2024.

Table VII shows the composition of the loan portfolio at year-end from 2020 through 2024. Throughout this time period, the portfolio was primarily commercial in nature. At December 31, 2024, commercial loans represented 75% of the portfolio while residential loans totaled 22% of the portfolio.

As presented in Table VII, total loans outstanding at December 31, 2024 were $1,895,848,000 which is an increase of $47,709,000 (2.6%) from total loans at December 31, 2023. In comparing outstanding balances at December 31, 2024 and 2023, total commercial loans were up $49,632,000 (3.6%), reflecting growth in owner occupied commercial real estate loans of $23,825,000, other commercial loans of $23,584,000 and non-owner occupied commercial real estate loans of $2,223,000. Within non-owner occupied commercial real estate loans, multi-family residential loans increased $41,098,000 reflecting the completion of several Corporation-financed construction projects in 2024. Total outstanding residential mortgage loans were down $5,705,000 (1.4%), and total consumer loans increased $3,782,000 (6.3%).

Also included in Table VII is additional detail regarding the composition of the non-owner occupied commercial real estate loan portfolio at December 31, 2024. The data in Table VII shows the amortized cost in non-owner occupied commercial real estate loans for which the primary purpose is utilization of office space by third parties was $102,831,000, or 5.4% of gross loans receivable. At December 31, 2024, within this segment there were two loans with a total amortized cost of $3,147,000 in nonaccrual status with no specific allowances. During the third quarter 2024, there was a partial charge-off of $640,000 on one of the office loans in nonaccrual status. The charge-off resulted from a decrease in the appraised value of property which is the primary source of collateral. At December 31, 2024, the carrying value of this loan was $1,814,000. The remainder of the non-owner occupied commercial real estate loans with a primary purpose of office space utilization were in accrual status with no specific allowance at December 31, 2024.

While the Corporation’s lending activities are primarily concentrated in its market areas, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial”, “Commercial loans secured by real estate”, “Political subdivisions” and “Other commercial” classes in the loan tables presented in this Form 10-K. Total participation loans outstanding amounted to $35,129,000 at December 31, 2024, down from $38,652,000 at December 31, 2023.

The Corporation originates and sells residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Xtra program consist primarily of conforming, prime loans sold to the Federal National Mortgage Association (Fannie Mae), a quasi-government entity. The Corporation also originates and sells residential mortgage loans to the secondary market through the MPF Original program, administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Original program consist primarily of conforming, prime loans sold to the Federal Home Loan Bank of Pittsburgh. The Corporation also may originate and sell larger-balance, nonconforming mortgages under the MPF Direct Program. The Corporation does not retain servicing rights for loans sold under the MPF Direct Program. Through December 31, 2024, the Corporation’s activity under the MPF Direct Program has been minimal.

For loan sales originated under the MPF programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At December 31, 2024, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $2,671,000.

At December 31, 2024, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $329, 766,000, including loans sold through the MPF Xtra program of $158,302,000 and loans sold through the Original program of $171,464,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of December 31, 2024.

TABLE VII – Five-Year Summary of Loans by Type

(Dollars In Thousands)	2024	%	2023	%	2022	%	2021	%	2020	%
Commercial real estate - non-owner occupied:
Non-owner occupied	$471,171	24.9	$499,104	27.0	$454,386	26.1	$358,352	22.9	$328,662	20.0
Multi-family (5 or more) residential	105,174	5.5	64,076	3.5	55,406	3.2	49,054	3.1	54,893	3.3
1-4 Family - commercial purpose	163,220	8.6	174,162	9.4	165,805	9.5	175,027	11.2	198,918	12.1
Total commercial real estate - non-owner occupied	739,565	39.0	737,342	39.9	675,597	38.8	582,433	37.2	582,473	35.4
Commercial real estate - owner occupied	261,071	13.8	237,246	12.8	205,910	11.8	196,083	12.5	191,075	11.6
All other commercial loans:
Commercial and industrial	96,665	5.1	78,832	4.3	95,368	5.5	118,488	7.6	222,923	13.6
Commercial lines of credit	120,078	6.3	117,236	6.3	141,444	8.1	106,338	6.8	105,802	6.4
Political subdivisions	94,009	5.0	79,031	4.3	86,663	5.0	75,401	4.8	46,295	2.8
Commercial construction and land	92,741	4.9	104,123	5.6	60,892	3.5	59,505	3.8	41,000	2.5
Other commercial loans	19,784	1.0	20,471	1.2	25,710	1.5	26,498	1.8	29,310	1.9
Total all other commercial loans	423,277	22.3	399,693	21.7	410,077	23.6	386,230	24.8	445,330	27.2
Residential mortgage loans:
1-4 Family - residential	383,797	20.2	389,262	21.1	363,005	20.9	327,593	20.9	356,532	21.7
1-4 Family residential construction	24,212	1.3	24,452	1.3	30,577	1.8	23,151	1.5	18,736	1.1
Total residential mortgage	408,009	21.5	413,714	22.4	393,582	22.7	350,744	22.4	375,268	22.8
Consumer loans:
Consumer lines of credit (including HELOCs)	47,196	2.5	41,503	2.2	36,650	2.1	33,522	2.1	34,566	2.1
All other consumer	16,730	0.9	18,641	1.0	18,224	1.0	15,837	1.0	15,497	0.9
Total consumer	63,926	3.4	60,144	3.2	54,874	3.1	49,359	3.1	50,063	3.0
Total	1,895,848	100.0	1,848,139	100.0	1,740,040	100.0	1,564,849	100.0	1,644,209	100.0
Less: allowance for credit losses on loans	(20,035)		(19,208)		(16,615)		(13,537)		(11,385)
Loans, net	$1,875,813		$1,828,931		$1,723,425		$1,551,312		$1,632,824

Additional details regarding the composition of the non-owner occupied commercial real estate loan portfolio at December 31, 2024 is as follows:

(In Thousands)	December 31,	% of Non-owner	% of
	2024	Occupied CRE	Total Loans
Office	$102,831	21.8%	5.4%
Retail	96,142	20.4%	5.1%
Industrial	79,839	16.9%	4.2%
Hotels	70,229	14.9%	3.7%
Mixed Use	60,837	12.9%	3.2%
Other	61,293	13.0%	3.2%
Total Non-owner Occupied CRE Loans	$471,171
Total Gross Loans	$1,895,848

TABLE VIII – LOAN MATURITY DISTRIBUTION

	As of December 31, 2024

	Fixed-Rate Loans					Variable- or Adjustable-Rate Loans					All Loans
	1 Year	1-5	>5-15	>15		1 Year	1-5	>5-15	>15
(In Thousands)	or Less	Years	Years	Years	Total	or Less	Years	Years	Years	Total	Total
Commercial Real Estate- Nonowner Occupied:
Non-owner occupied	$19,319	$202,763	$11,483	$9	$233,574	$80,396	$154,149	$3,052	$0	$237,597	$471,171
Multi-family (5 or more) residential	7,335	18,009	2,419	678	28,441	22,578	54,155	0	0	76,733	105,174
1-4 Family - commercial purpose	8,245	45,212	12,347	94	65,898	10,228	86,931	163	0	97,322	163,220
Total commercial real estate - non-owner occupied	34,899	265,984	26,249	781	327,913	113,202	295,235	3,215	0	411,652	739,565
Commercial real estate - owner occupied	10,073	81,204	24,696	410	116,382	28,786	115,903	0	0	144,689	261,071
All other commercial loans:
Commercial and industrial	1,828	47,387	14,186	464	63,865	12,950	19,248	602	0	32,800	96,665
Commercial lines of credit	5,539	74	764	0	6,377	113,627	74	0	0	113,701	120,078
Political subdivisions	7,206	15,636	47,035	7,763	77,640	0	6,380	9,989	0	16,369	94,009
Commercial construction and land	6,712	24,838	658	0	32,208	56,420	4,113	0	0	60,533	92,741
Other commercial loans	277	5,283	1,918	87	7,565	4,283	7,936	0	0	12,219	19,784
Total all other commercial loans	21,562	93,218	64,561	8,314	187,655	187,280	37,751	10,591	0	235,622	423,277
Residential mortgage loans:
1-4 Family - residential	1,232	5,807	88,293	52,103	147,435	18,796	66,055	151,511	0	236,362	383,797
1-4 Family residential construction	163	811	5,553	2,448	8,975	0	0	15,237	0	15,237	24,212
Total residential mortgage	1,395	6,618	93,846	54,551	156,410	18,796	66,055	166,748	0	251,599	408,009
Consumer loans:
Consumer lines of credit (including HELOCs)	321	0	0	1	322	46,874	0	0	0	46,874	47,196
All other consumer	1,003	9,864	1,920	0	12,787	3,943	0	0	0	3,943	16,730
Total consumer	1,324	9,864	1,920	1	13,109	50,817	0	0	0	50,817	63,926
Total	$69,253	$456,888	$211,272	$64,057	$801,469	$398,881	$514,944	$180,554	$0	$1,094,379	$1,895,848

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

A summary of the provision for credit losses for the years ended December 31, 2024 and 2023, is as follows:

(In Thousands)	Year	Year
	Ended	Ended
	December 31,	December 31,
	2024	2023
Provision for credit losses:
Loans receivable	$2,430	$753
Off-balance sheet exposures	(235)	(567)
Total provision for credit losses	$2,195	$186

For the year ended December 31, 2024, there was a provision for credit losses of $2,195,000, an increase of $2,009,000 in expense compared to a provision for loan losses of $186,000 in 2023. The provision for 2024 included expense related to loans receivable of $2,430,000 and a credit related to off-balance sheet exposures of $235,000. The expense related to loans receivable included a net increase in the ACL related to qualitative factors, partially offset by a decrease in total specific allowances on individual loans and decreases in other components of the ACL. The ACL increased $827,000 to 1.06% as a percentage of gross loans receivable at December 31, 204 as compared to 1.04% at December 31, 2023.

As shown in Table X, the ACL on loans individually evaluated decreased to $122,000 at December 31, 2024 from $743,000 at December 31, 2023, primarily from partial charge-offs on two loans with individual ACLs at December 31, 2023. In the third quarter 2024, there was a partial charge-off of $640,000 on a non-owner occupied commercial real estate office loan with a specific allowance of $486,000 at December 31, 2023. At December 31, 2024, the carrying value of this loan was $1,814,000 with no specific allowance on the loan. In the second quarter 2024, there was a partial charge-off of $117,000 on a non-owner occupied commercial real estate loan for which there was an ACL of $124,000 at December 31, 2023. At December 31, 2024, there was no ACL on the loan and the carrying value of the loan was $3,276,000. At December 31, 2024, there was one commercial relationship with loans receivable totaling $258,000 for which an individual ACL was recorded.

Table X also shows that, at December 31, 2024 as compared to December 31, 2023, the ACL related to collectively evaluated commercial loans increased by a total of $1,746,000 and the ACL on collectively evaluated consumer loans increased $110,000, while the ACL on collectively evaluated residential mortgage loans decreased $408,000. The increase for commercial loans includes the impact of an increase in qualitative adjustments resulting mainly from changes in external indexes and an increase in past due and nonaccrual loans.

In 2024, net charge-offs totaled $1,603,000, or 0.09% of average outstanding loans. In addition to the two charge-offs described above, in the third quarter 2024 there was a partial charge-off of $427,000 on two commercial construction and land loans to one borrower with  no specific ACL at December 31, 2023. At December 31, 2024, the carrying value of these loans totaled $1,883,000 with no specific allowance on the loans. Table IX shows annual average net charge-off rates ranging from a high of 0.26% in 2022 to a low of 0.01% in 2023. Table XII shows that over the five-year period ended December 31, 2024, the average net-charge off rate was 0.12%.

Table XI shows that total nonperforming assets as a percentage of total assets was 0.92% at December 31, 2024, up from 0.75% at December 31, 2023 but lower than that at year-end 2020 through 2022. Total nonperforming assets were $24.1 million at December 31, 2024, up from $18.8 million at December 31, 2023. Similarly, total loans individually evaluated for credit loss increased to $19.1 million at December 31, 2024 from $11.3 million at December 31, 2023. The net increase in nonperforming assets at December 31, 2024 compared to December 31, 2023 included the impact of classifying commercial construction and land loans to two borrowers with carrying balances totaling $6.7 million at December 31, 2024 as nonaccrual. Based on management’s assessment, there was no specific ACL on these loans at December 31, 2024.

Over the period 2020-2024, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on individual loans and may significantly impact the provision for credit losses and the amount of total charge-offs reported in any one period.

Management believes it has been prudent in its decisions concerning identification of loans requiring individual evaluation for credit loss, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the ACL calculated as of December 31, 2024. Management continues to closely monitor its commercial loan relationships for credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to loans and the allowance for credit losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES ON LOANS

(Dollars In Thousands)
	Years Ended December 31,
	2024	2023	2022	2021	2020
Balance, beginning of year	$19,208	$16,615	$13,537	$11,385	$9,836
Adoption of ASU 2016-13 (CECL)	0	2,104	0	0	0
Charge-offs	(1,716)	(356)	(4,245)	(1,575)	(2,465)
Recoveries	113	92	68	66	101
Net charge-offs	(1,603)	(264)	(4,177)	(1,509)	(2,364)
Provision for credit losses on loans	2,430	753	7,255	3,661	3,913
Balance, end of year	$20,035	$19,208	$16,615	$13,537	$11,385
Net charge-offs as a % of average loans	0.09%	0.01%	0.26%	0.09%	0.16%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR CREDIT LOSSES

UPON ADOPTION OF CECL

(In Thousands)	December 31,	December 31,	January 1,
	2024	2023	2023
Loans individually evaluated	$122	$743	$751
Loans collectively evaluated:
Commercial real estate - nonowner occupied	11,964	10,379	9,641
Commercial real estate - owner occupied	2,722	2,111	1,765
All other commercial loans	3,361	3,811	3,914
Residential mortgage	1,356	1,764	2,407
Consumer	510	400	241
Total Allowance	$20,035	$19,208	$18,719

PRIOR TO CECL ADOPTION

(In Thousands)	As of December 31,
	2022	2021	2020
ASC 310 - Impaired loans - individually evaluated	$453	$740	$925
ASC 450 - Collectively evaluated:
Commercial	10,845	7,553	5,545
Residential mortgage	4,073	4,338	4,091
Consumer	244	235	239
Unallocated	1,000	671	585
Total Allowance	$16,615	$13,537	$11,385

TABLE XI - PAST DUE AND NONPERFORMING ASSETS

(Dollars In Thousands)	As of December 31,
	2024	2023	2022	2021	2020
Loans individually evaluated with a valuation allowance	$258	$7,786	$3,460	$6,540	$8,082
Loans individually evaluated without a valuation allowance	18,843	3,478	14,871	2,636	2,895
Purchased credit impaired loans	0	0	1,027	6,558	6,841
Total individually evaluated loans	$19,101	$11,264	$19,358	$15,734	$17,818
Total loans past due 30-89 days and still accruing	$5,658	$9,275	$7,079	$5,106	$5,918
Nonperforming assets:
Purchased credit impaired loans	$0	$0	$1,027	$6,558	$6,841
Other nonaccrual loans	23,842	15,177	22,058	12,441	14,575
Total nonaccrual loans	23,842	15,177	23,085	18,999	21,416
Total loans past due 90 days or more and still accruing	119	3,190	2,237	2,219	1,975
Total nonperforming loans	23,961	18,367	25,322	21,218	23,391
Foreclosed assets held for sale (real estate)	181	478	275	684	1,338
Total nonperforming assets	$24,142	$18,845	$25,597	$21,902	$24,729

Total nonperforming loans as a % of loans	1.26%	0.99%	1.46%	1.36%	1.42%
Total nonperforming assets as a % of assets	0.92%	0.75%	1.04%	0.94%	1.10%
Nonaccrual loans as a % of loans	1.26%	0.82%	1.33%	1.21%	1.30%
Allowance for credit losses as a % of nonaccrual loans	84.03%	79.01%	71.97%	71.25%	53.16%
Allowance for credit losses as a % of total loans	1.06%	1.04%	0.95%	0.87%	0.69%

TABLE XII – FIVE-YEAR HISTORY OF LOAN LOSSES

(Dollars In Thousands)	2024		2023		2022		2021		2020		Average
Average gross loans	$1,881,122		$1,792,149		$1,628,094		$1,596,756		$1,445,098		$1,668,644
Year-end gross loans	1,895,848		1,848,139		1,740,040		1,564,849		1,644,209		$1,738,617
Year-end allowance for credit losses on loans	20,035		19,208		16,615		13,537		11,385		$16,156
Year-end nonaccrual loans	23,842		15,177		23,085		18,999		21,416		$20,504
Year-end loans 90 days or more past due and still accruing	119		3,190		2,237		2,219		1,975		1,948
Net charge-offs	1,603		264		4,177		1,509		2,364		1,983
Provision for credit losses on loans	2,430		753		7,255		3,661		3,913		3,602
Earnings coverage of charge-offs	20	x	119	x	8	x	26	x	10	x	16	x
Allowance coverage of charge-offs	12	x	73	x	4	x	9	x	5	x	8	x
Net charge-offs as a % of provision for credit losses on loans	65.97%		35.06%		57.57%		41.22%		60.41%		55.06%
Net charge-offs as a % of average gross loans	0.09%		0.01%		0.26%		0.09%		0.16%		0.12%
Income before income taxes on a fully taxable equivalent basis	32,690		31,402		33,576		38,822		24,192		32,136

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Corporation’s significant fixed and determinable contractual obligations as of December 31, 2024 include repayment obligations related to time deposits and borrowed funds. Information related to maturities of time deposits is provided in Note 10 to the consolidated financial statements. Information related to maturities of borrowed funds is provided in Note 11 to the consolidated financial statements. The Corporation’s operating lease commitments with terms of one year or less and other commitments at December 31, 2024 are immaterial. Information concerning operating lease commitments with terms greater than one year is provided in Note 16 to the consolidated financial statements.

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate or liquidity risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are legally binding agreements to lend to customers and generally have fixed expiration dates or other termination clauses and may require payment of fees. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Commitments and standby letters of credit do not necessarily represent future liquidity requirements, as they may expire without being used.

The following table presents the Corporation's commitments to extend credit and standby letters of credit as of December 31, 2024:

(In Thousands)	December 31,
2024
Commercial real estate loans	$5,045
Commercial lines of credit	212,927
Commercial construction and land	23,197
Other commercial loan	12,902
1-4 family residential construction	11,650
Consumer lines of credit (including HELOCs)	69,070
All other consumer loans	45,212
Total commitments to extend credit	$380,003

Financial letters of credit	$7,197
Performance letters of credit	57,389
Total standby letters of credit	$64,586

Off-balance sheet arrangements are further described in Note 15 and the allowance for credit losses on off-balance sheet exposures is described in Note 7 to the consolidated financial statements.

As described in more detail in the Financial Condition section of Management’s Discussion and Analysis, the Corporation sells residential mortgage loans for which the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. At December 31, 2024, outstanding balances of such loans sold totaled $329,766,000.

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

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $18,881,000 at December 31, 2024.

The Corporation’s outstanding, available, and total credit facilities at December 31, 2024 and 2023 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023	2024	2023
Federal Home Loan Bank of Pittsburgh	$188,692	$189,021	$749,999	$737,824	$938,691	$926,845
Federal Reserve Bank Discount Window	0	0	18,093	19,982	18,093	19,982
Other correspondent banks	0	0	75,000	75,000	75,000	75,000
Total credit facilities	$188,692	$189,021	$843,092	$832,806	$1,031,784	$1,021,827

At December 31, 2024, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with par values totaling $165,451,000 and letters of credit totaling $23,241,000. At December 31, 2023, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight and short-term borrowings of $31,500,000, long-term borrowings with par values totaling $138,313,000 and letters of credit totaling $19,208,000.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could utilize available-for-sale debt securities as collateral for borrowings or sell securities to meet its obligations. At December 31, 2024, the carrying value of available-for-sale debt securities in excess of amounts required to meet pledging or repurchase agreement obligations was $236,945,000.

Deposits totaled $2,093,909,000 at December 31, 2024, up $79,103,000 (3.9%) from $2,014,806,000 at December 31, 2023 despite a decrease in brokered deposits of $40,348,000. Average total deposits of $2,057,570,000 were 4.3% higher for the year ended December 31, 2024, as compared to $1,971,926,000 for the year ended December 31, 2023. Brokered deposits, consisting mainly of short-term certificates of deposit, totaled $24,021,000 at December 31, 2024, a decrease of $40,348,000 from December 31, 2023.

As shown in the table below, at December 31, 2024, estimated uninsured deposits totaled $632.8 million, or 30.0% of total deposits, up from $592.2 million, or 29.2% of total deposits at December 31, 2023. Included in uninsured deposits are deposits collateralized by securities (almost exclusively municipal deposits) totaling $162.0 million at December 31, 2024. As shown in the table below, total uninsured and uncollateralized deposits amounted to 22.3% of total deposits at December 31, 2024, up from 21.7% at December 31, 2023.

As summarized in the table that immediately follows, the Corporation’s highly liquid sources of available funds described above, including unused borrowing capacity with the Federal Home Loan Bank of Pittsburgh, unused availability on the Federal Reserve Bank of Philadelphia’s discount window, available federal funds lines with other banks and unencumbered available-for-sale debt securities totaled $1.1 billion at December 31, 2024. Available funding from these sources totaled 170.7% of uninsured deposits and 229.4% of total uninsured and uncollateralized deposits at December 31, 2024.

Uninsured Deposits Information	December 31,	December 31,
	2024	2023
Total Deposits - C&N Bank	$2,111,547	$2,030,909

Estimated Total Uninsured Deposits	$632,804	$592,206
Portion of Uninsured Deposits that are
Collateralized	161,958	151,031
Uninsured and Uncollateralized Deposits	$470,846	$441,175

Uninsured and Uncollateralized Deposits as
a % of Total Deposits	22.3%	21.7%

Available Funding from Credit Facilities	$843,092	$832,806
Fair Value of Available-for-sale Debt
Securities in Excess of Pledging Obligations	236,945	256,058
Highly Liquid Available Funding	$1,080,037	$1,088,864

Highly Liquid Available Funding as a % of
Uninsured Deposits	170.7%	183.9%

Highly Liquid Available Funding as a % of
Uninsured and Uncollateralized Deposits	229.4%	246.8%

Based on the ample sources of highly liquid funds as described above, management believes the Corporation is well-positioned to meet its short-term and long-term funding obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Details concerning capital ratios at December 31, 2024 and December 31, 2023 are presented in Note 17 to the consolidated financial statements. Management believes, as of December 31, 2024, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, the Corporation’s and C&N Bank’s capital ratios at December 31, 2024 and December 31, 2023 exceed the Corporation’s Board policy threshold levels. Management expects C&N Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future.

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

To avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, C&N Bank must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At December 31, 2024, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

At December 31, 2024, C&N Bank’s Capital Conservation Buffer (determined based on the minimum total capital ratio) was 7.19%.

On September 25, 2023, the Corporation announced a new treasury stock repurchase program. Under the program, the Corporation is authorized to repurchase up to 750,000 shares of the Corporation’s common stock, or slightly less than 5% of the Corporation’s issued and outstanding shares at August 4, 2023. The program was effective when publicly announced and will continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion. All shares of common stock repurchased pursuant to the program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of

Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plans and its equity compensation program. During the year ended December 31, 2024, 26,034 shares were repurchased for a total cost of $443,000, at an average price of $17.02 per share. At December 31, 2024, there were 723,966 shares available to be repurchased under the program.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive loss within stockholders’ equity. Accumulated other comprehensive loss is excluded from the Bank’s and Corporation’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $37,084,000 at December 31, 2024 and $38,878,000 at December 31, 2023. The volatility in stockholders’ equity related to accumulated other comprehensive loss from available-for-sale debt securities has been caused by fluctuations in interest rates including overall increases in rates as compared to market rates when most of the Corporation’s securities were purchased. The securities section of Management’s Discussion and Analysis and Note 6 to the consolidated financial statements provide additional information concerning information management considered in evaluating debt and equity securities for credit losses at December 31, 2024.

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

Table XIII, which follows this discussion, is based on the results of calculations performed using the simulation model as of December 31, 2024 and 2023.  The Table shows that as of the respective dates, the changes in net interest income and changes in EVE were within the policy limits in all scenarios.

Based on December 31, 2024 and 2023 data, the amounts of net interest income decrease, as compared to the amounts based on current interest rates, in both the upward and downward rate scenarios. The modeling results reflect the impact of management’s assumptions that the Corporation’s deposit rates would rise in the increasing rate scenarios to a greater extent than they would fall in the decreasing rate scenarios. Further, results in the downward rate scenarios reflect limitations on the benefit of falling rates on some deposit types due to a 0% assumed floor.

At December 31, 2024 and 2023, EVE is modeled to decrease compared to the 0 basis point scenario in all of the rising and falling rate scenarios. In Table XIII, EVE is higher at December 31, 2024 as compared to December 31, 2023 all of the rate scenarios. The increases in comparative amounts of EVE reflects the impact of an overall increase in the assumed lives of nonmaturity deposits used in the December 31, 2024 analysis based on an updated study completed in the second quarter 2024. The increases in EVE also reflect generally higher long-term interest rates used in calculating the present values of nonmaturity deposits at December 31, 2024 as compared to December 31, 2023.

Under U.S. generally accepted accounting principles, available-for-sale debt securities are carried at fair value as of each balance sheet date. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive income (loss) within stockholders’ equity. Increases in interest rates have caused the fair value of the Corporation’s available-for-sale debt securities to decrease, resulting in an accumulated other comprehensive loss of $37.1 million at December 31, 2024. In contrast, most of the Corporation’s other financial instruments, including loans receivable (held for investment), deposits and borrowed funds are carried on the balance sheet at historical cost without adjustment for the impact of changes in interest rates.

TABLE XIII – THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

December 31, 2024 Data
(In Thousands)	Period Ending December 31, 2025

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$157,710	$87,489	$70,221	(17.4)%	25.0%
+300	151,610	75,796	75,814	(10.8)%	20.0%
+200	145,458	65,308	80,150	(5.7)%	15.0%
+100	139,233	56,023	83,210	(2.1)%	10.0%
0	132,939	47,942	84,997	0.0%	0.0%
-100	126,757	42,671	84,086	(1.1)%	10.0%
-200	119,814	37,450	82,364	(3.1)%	15.0%
-300	111,964	32,229	79,735	(6.2)%	20.0%
-400	103,390	27,650	75,740	(10.9)%	25.0%

	Economic Value of Equity at December 31, 2024

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$475,112	(16.1)%	50.0%
+300	507,221	(10.4)%	45.0%
+200	534,636	(5.6)%	35.0%
+100	555,058	(2.0)%	25.0%
0	566,339	0.0%	0.0%
-100	552,813	(2.4)%	25.0%
-200	520,196	(8.1)%	35.0%
-300	470,155	(17.0)%	45.0%
-400	403,255	(28.8)%	50.0%

December 31, 2023 Data
(In Thousands)	Period Ending December 31, 2024

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$148,407	$81,707	$66,700	(21.5)%	25.0%
+300	143,333	70,165	73,168	(13.9)%	20.0%
+200	138,291	59,859	78,432	(7.7)%	15.0%
+100	133,224	50,797	82,427	(3.0)%	10.0%
0	127,920	42,979	84,941	0.0%	0.0%
-100	122,446	37,701	84,745	(0.2)%	10.0%
-200	116,922	32,462	84,460	(0.6)%	15.0%
-300	110,919	27,710	83,209	(2.0)%	20.0%
-400	104,495	23,067	81,428	(4.1)%	25.0%

	Economic Value of Equity at December 31, 2023

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$330,130	(21.2)%	50.0%
+300	359,302	(14.3)%	45.0%
+200	385,045	(8.1)%	35.0%
+100	405,178	(3.3)%	25.0%
0	419,199	0.0%	0.0%
-100	406,957	(2.9)%	25.0%
-200	406,145	(3.1)%	35.0%
-300	385,859	(8.0)%	45.0%
-400	363,763	(13.2)%	50.0%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In Thousands, Except Share and Per Share Data)	2024	2023
ASSETS
Cash and due from banks:
Noninterest-bearing	$21,110	$24,855
Interest-bearing	105,064	32,023
Total cash and due from banks	126,174	56,878
Available-for-sale debt securities, at fair value	402,380	415,755

Loans receivable	1,895,848	1,848,139
Allowance for credit losses	(20,035)	(19,208)
Loans, net	1,875,813	1,828,931

Bank-owned life insurance	51,214	63,674
Accrued interest receivable	8,735	9,140
Bank premises and equipment, net	21,338	21,632
Foreclosed assets held for sale	181	478
Deferred tax asset, net	19,098	17,441
Goodwill	52,505	52,505
Core deposit intangibles, net	2,080	2,469
Other assets	51,135	46,681
TOTAL ASSETS	$2,610,653	$2,515,584

LIABILITIES
Deposits:
Noninterest-bearing	$486,566	$490,554
Interest-bearing	1,607,343	1,524,252
Total deposits	2,093,909	2,014,806
Short-term borrowings	2,488	33,874
Long-term borrowings - FHLB advances	165,451	138,337
Senior notes, net	14,899	14,831
Subordinated debt, net	24,831	24,717
Accrued interest and other liabilities	33,791	26,638
TOTAL LIABILITIES	2,335,369	2,253,203

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 30,000,000 shares;
issued 16,030,172 and outstanding 15,433,494 at December 31, 2024;
issued 16,030,172 and outstanding 15,295,135 at December 31, 2023	16,030	16,030
Paid-in capital	143,565	144,388
Retained earnings	165,778	157,028
Treasury stock, at cost; 596,678 shares at December 31, 2024 and 735,037
shares at December 31, 2023	(13,328)	(16,628)
Accumulated other comprehensive loss	(36,761)	(38,437)
TOTAL STOCKHOLDERS' EQUITY	275,284	262,381
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,610,653	$2,515,584

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

	Years Ended December 31,

(In Thousands, Except Per Share Data)	2024	2023	2022
INTEREST INCOME
Interest and fees on loans:
Taxable	$110,396	$98,854	$78,599
Tax-exempt	2,396	2,225	1,965
Income from available-for-sale debt securities:
Taxable	8,593	8,555	8,360
Tax-exempt	2,260	2,427	3,001
Other interest and dividend income	4,433	1,443	722
Total interest and dividend income	128,078	113,504	92,647
INTEREST EXPENSE
Interest on deposits	39,200	24,233	6,638
Interest on short-term borrowings	1,168	3,240	429
Interest on long-term borrowings - FHLB advances	7,188	4,230	896
Interest on senior notes, net	481	479	477
Interest on subordinated debt, net	926	922	1,079
Total interest expense	48,963	33,104	9,519
Net interest income	79,115	80,400	83,128
Provision for credit losses	2,195	186	7,255
Net interest income after provision for credit losses	76,920	80,214	75,873
NONINTEREST INCOME
Trust revenue	7,928	7,413	6,994
Brokerage and insurance revenue	2,271	1,675	2,291
Service charges on deposit accounts	5,867	5,567	5,019
Interchange revenue from debit card transactions	4,276	4,160	4,148
Net gains from sale of loans	1,158	723	757
Loan servicing fees, net	649	602	960
Increase in cash surrender value of life insurance	1,830	2,703	545
Other noninterest income	5,230	4,610	3,698
Realized (losses) gains on available-for-sale debt securities, net	0	(3,036)	20
Total noninterest income	29,209	24,417	24,432
NONINTEREST EXPENSE
Salaries and employee benefits	44,930	44,195	41,833
Net occupancy and equipment expense	5,473	5,357	5,533
Data processing and telecommunications expense	7,768	7,582	6,806
Automated teller machine and interchange expense	1,818	1,682	1,601
Pennsylvania shares tax	1,733	1,602	1,956
Professional fees	2,175	2,497	2,005
Other noninterest expense	10,361	11,233	8,221
Total noninterest expense	74,258	74,148	67,955
Income before income tax provision	31,871	30,483	32,350
Income tax provision	5,913	6,335	5,732
NET INCOME	$25,958	$24,148	$26,618
EARNINGS PER COMMON SHARE - BASIC	$1.69	$1.57	$1.71
EARNINGS PER COMMON SHARE - DILUTED	$1.69	$1.57	$1.71

The accompanying notes are an integral part of consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,

(In Thousands)	2024	2023	2022
Net income	$25,958	$24,148	$26,618

Available-for-sale debt securities:
Unrealized holding gains (losses) on available-for-sale debt securities	1,670	11,512	(69,828)
Reclassification adjustment for losses (gains) realized in income	0	3,036	(20)
Other comprehensive income (loss) on available-for-sale debt securities	1,670	14,548	(69,848)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	405	(9)	389
Amortization of prior service cost and net actuarial loss and curtailment gain included in net periodic benefit cost	(552)	(56)	(42)
Other comprehensive (loss) income on pension and postretirement obligations	(147)	(65)	347

Other comprehensive income (loss) before income tax	1,523	14,483	(69,501)
Income tax related to other comprehensive (income) loss	153	(3,042)	14,597

Net other comprehensive income (loss)	1,676	11,441	(54,904)

Comprehensive income (loss)	$27,634	$35,589	$(28,286)

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2022	16,030,172	271,082	$16,030	$144,453	$142,612	$5,026	$(6,716)	$301,405
Net income					26,618			26,618
Other comprehensive loss, net						(54,904)		(54,904)
Cash dividends declared on common stock, $1.12 per share					(17,487)			(17,487)
Shares issued for dividend reinvestment plan		(65,470)		8			1,614	1,622
Shares issued from treasury and redeemed related to exercise of stock options		(9,178)		(67)			227	160
Restricted stock granted		(78,243)		(1,932)			1,932	0
Forfeiture of restricted stock		10,782		228			(228)	0
Stock-based compensation expense				1,260				1,260
Purchase of restricted stock for tax withholding		6,964					(175)	(175)
Treasury stock purchases		375,416					(9,174)	(9,174)
Balance, December 31, 2022	16,030,172	511,353	16,030	143,950	151,743	(49,878)	(12,520)	249,325
Adoption of ASU 2016-13 (CECL)					(1,652)			(1,652)
Net income					24,148			24,148
Other comprehensive income, net						11,441		11,441
Cash dividends declared on common stock, $1.12 per share					(17,211)			(17,211)
Shares issued for dividend reinvestment plan		(81,930)		(246)			1,888	1,642
Shares issued from treasury and redeemed related to exercise of stock options		(612)		(30)			30	0
Restricted stock granted		(53,788)		(1,314)			1,314	0
Forfeiture of restricted stock		25,261		556			(556)	0
Stock-based compensation expense				1,472				1,472
Purchase of restricted stock for tax withholding		9,453					(219)	(219)
Treasury stock purchases		325,300					(6,565)	(6,565)
Balance, December 31, 2023	16,030,172	735,037	16,030	144,388	157,028	(38,437)	(16,628)	262,381
Net income					25,958			25,958
Other comprehensive income, net						1,676		1,676
Cash dividends declared on common stock, $1.12 per share					(17,208)			(17,208)
Shares issued for dividend reinvestment plan		(83,838)		(273)			1,885	1,612
Restricted stock granted		(92,860)		(2,094)			2,094	0
Forfeiture of restricted stock		2,076		50			(50)	0
Stock-based compensation expense				1,494				1,494
Purchase of restricted stock for tax withholding		10,229					(212)	(212)
Treasury stock purchases		26,034					(417)	(417)
Balance, December 31, 2024	16,030,172	596,678	$16,030	$143,565	$165,778	$(36,761)	$(13,328)	$275,284

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

(In Thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,958	$24,148	$26,618
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,195	186	7,255
Realized losses (gains) on available-for-sale debt securities, net	0	3,036	(20)
Net amortization of securities	1,645	2,062	2,760
Increase in cash surrender value of life insurance	(1,830)	(2,703)	(545)
Depreciation and amortization of bank premises and equipment	2,183	2,151	2,389
Net accretion of purchase accounting adjustments	(253)	(288)	(1,181)
Stock-based compensation	1,494	1,472	1,260
Deferred income taxes	(1,504)	836	(400)
Decrease (increase) in fair value of servicing rights	164	200	(126)
Net gains from sale of loans	(1,158)	(723)	(757)
Origination of loans held for sale	(37,841)	(24,630)	(26,231)
Proceeds from sales of loans held for sale	36,810	25,106	27,636
Increase in accrued interest receivable and other assets	(3,014)	(1,400)	(3,532)
Increase (decrease) in accrued interest payable and other liabilities	7,992	4,161	(589)
Other	194	(66)	62
Net Cash Provided by Operating Activities	33,035	33,548	34,599
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificates of deposit	0	0	(250)
Proceeds from maturities of certificates of deposit	1,500	3,250	2,000
Proceeds from sales of available-for-sale debt securities	0	60,819	4,100
Proceeds from calls and maturities of available-for-sale debt securities	39,188	52,323	58,673
Purchase of available-for-sale debt securities	(25,788)	(23,414)	(113,715)
Redemption of Federal Home Loan Bank of Pittsburgh stock	7,006	22,634	11,604
Purchase of Federal Home Loan Bank of Pittsburgh stock	(6,810)	(23,680)	(16,459)
Purchase of Federal Reserve Bank stock	(47)	(6,252)	0
Net increase in loans	(48,697)	(107,356)	(178,203)
Purchase of bank-owned life insurance	0	(30,000)	0
Proceeds from bank-owned life insurance	14,290	363	0
Purchase of premises and equipment	(1,906)	(2,265)	(3,288)
Proceeds from sale of foreclosed assets	293	267	647
Other	33	109	203
Net Cash Used in Investing Activities	(20,938)	(53,202)	(234,688)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	79,107	17,234	72,689
Net (decrease) increase in short-term borrowings	(31,386)	(46,188)	78,259
Proceeds from long-term borrowings - FHLB advances	59,386	85,436	50,000
Repayments of long-term borrowings - FHLB advances	(32,249)	(9,395)	(15,455)
Redemption of subordinated debt	0	0	(8,500)
Sale of treasury stock	0	0	160
Purchases of treasury stock	(629)	(6,784)	(9,349)
Common dividends paid	(15,530)	(15,569)	(15,865)
Net Cash Provided by Financing Activities	58,699	24,734	151,939
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	70,796	5,080	(48,150)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	52,778	47,698	95,848
CASH AND CASH EQUIVALENTS, END OF PERIOD	$123,574	$52,778	$47,698
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(Decrease) increase in accrued purchase of available-for-sale debt securities	$0	$(2,000)	$2,000
Assets acquired through foreclosure of real estate loans	$0	$423	$51
Leased assets obtained in exchange for new operating lease liabilities	$187	$0	$904
Interest paid	$48,563	$31,936	$9,497
Income taxes paid	$4,839	$6,383	$5,561

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

The Corporation conducts its operations through one reportable segment.  All of the Corporation’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Corporation supports the others. See Note 21 Segment Reporting for additional information.

The Corporation is subject to competition from other financial institutions. It is also subject to regulation by certain federal and state agencies and undergoes periodic examination by those regulatory authorities.

USE OF ESTIMATES – The financial information is presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In preparing consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements. In addition, these estimates and assumptions affect revenues and expenses in the consolidated financial statements and as such, actual results could differ from those estimates.

Material estimates that are particularly susceptible to change include the allowance for credit losses.

INVESTMENT SECURITIES – Investment securities are accounted for as follows:

Available-for-sale debt securities – Available-for-sale debt securities include debt securities not classified as held-to-maturity or trading. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately through accumulated other comprehensive loss, net of tax. Premiums on non-amortizing available-for-sale debt securities are amortized using the level yield method to the earliest call date, while discounts on non-amortizing securities are amortized to the maturity date. Premiums and discounts on amortizing securities (mortgage-backed securities) are amortized using the level yield method over the remaining contractual life of the securities, adjusted for actual prepayments. Realized gains and losses on sales of available-for-sale securities are computed on the basis of specific identification of the adjusted cost of each security. Securities within the available-for-sale portfolio may be used as part of the Corporation’s asset and liability management strategy and may be sold in response to changes in interest rate risk, prepayment risk or other factors.

A debt security is placed on nonaccrual status at the time any principal or interest payments become over 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit losses when management believes an available-for-sale debt security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2024 and 2023, there was no allowance for credit losses related to the available-for-sale portfolio.

Accrued interest receivable on available-for-sale debt securities totaled $1,964,000 and $2,018,000 at December 31, 2024 and 2023 and was excluded from the estimate of credit losses.

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

Interest rate swaps with commercial banking customers were executed to enable the commercial banking customers to effectively exchange their floating interest rate exposures on loans into fixed interest rate exposures. Those interest rate swaps have been simultaneously economically hedged by offsetting interest rate swaps with a third party such that the Corporation has effectively exchanged its fixed interest rate exposures for floating rate exposures. These derivatives are not designated as hedges and are not speculative. Changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. Interest differentials paid or received under the swap agreements are reflected as adjustments to interest and fees on loans in the consolidated statements of income. The fair value of interest rate derivatives is included in the balance of other assets and other liabilities in the consolidated balance sheets.

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

LOANS HELD FOR SALE – Mortgage loans held for sale which are included in other assets in the consolidated balance sheets, are reported at the lower of cost or fair value, determined in the aggregate.

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

Loans are placed on nonaccrual status for all classes of loans when, in the opinion of management, collection of interest is doubtful. Any unpaid interest previously accrued on those loans is reversed from income. Interest payments received on loans for which the risk of loss is greater than remote are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of loans receivable is determined based on contractual due dates for loan payments. Also, the amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status. Loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

PURCHASED LOANS – The Corporation purchased loans in business combinations, some of which had, at the acquisition dates, shown evidence of credit deterioration since origination. The purchased loans that showed evidence of credit impairment were designated as the purchased credit impaired (“PCI”) loans and were recorded at fair value, with no carryover of the allowance for loan losses. On January 1, 2023, the Corporation adopted Accounting Standard Update (ASU) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326) which replaced the prior accounting for PCI loans and required purchase credit deteriorated (“PCD”) loans receive an initial allowance at the acquisition date that represents an adjustment to the amortized cost basis of the loan, with no impact to earnings. In accordance with ASC 326, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2023, the amortized cost basis of PCD assets was adjusted to establish the allowance for credit losses. Essentially all of the PCD loans were reported as nonaccrual loans at  December 31, 2024 and 2023.

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

The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the consolidated balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

Accrued interest receivable on loans totaled $6,680,000 and $7,099,000 at December 31, 2024 and 2023 and was excluded from the estimate of credit losses.

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

Evaluation of Expected Losses on Individual Loans

Loans evaluated on an individual basis are identified based on a detailed assessment of certain larger loan relationships, and their related credit risk ratings, by a management committee referred to as the Watch List Committee. The scope of loans discussed by the Watch List Committee each quarter includes all commercial loan relationships greater than $200,000 and any residential mortgage or consumer loans of $400,000 or more for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful.

Based on the results of the Watch List analysis, certain loans are evaluated individually for credit loss. The allowance is determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. If the fair value of the collateral is less than the amortized cost basis of the loan, the Corporation will create a specific allocation in the allowance for credit losses for the difference between the fair value of the collateral, less costs to sell at the reporting date and the amortized cost basis of the loan. Additionally, all PCD loans are evaluated individually for credit loss.

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

In determining the pools for collective evaluation, management uses a combination of loan purpose, collateral and payment type (for example, lines of credit vs. amortizing). The pools identified are similar to the loan classes that were used in the Corporation’s financial reporting for several years prior to CECL adoption, with several exceptions including the following which are of the most significant:

●	Commercial real estate secured loans are broken out between non-owner occupied and owner-occupied
●	Loans secured by 1-4 family residential mortgages are broken out between consumer-purpose and commercial-purpose
●	Commercial lines of credit are broken out as an individual category

Each of these changes was made to better sort loans into pools with similar risk and cash flow characteristics.

A summary of risk characteristics by portfolio segment is as follows:

Commercial real estate - non-owner occupied- Commercial real estate properties primarily include retail buildings/shopping centers, hotels, office buildings and mixed use properties. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower’s ability to repay the loan. Commercial real estate loans are generally considered to have a higher degree of credit risk as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions. This segment also includes commercial purpose loans collateralized by multi-family (5 or more) and 1-4 Family residential properties. Multi-family loans and commercial loans collateralized by 1-4 Family residences are expected to be repaid from the cash flows of the underlying properties so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower’s  ability to repay the loan.

Commercial real estate - owner-occupied - Owner-occupied loans are typically repaid first by the cash flows generated by the borrower’s business operations. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and positive cash flow. Factors that may influence a borrower's ability to repay the loan include demand for the business’ products or services, the quality and depth of management, the degree of competition, regulatory changes, and general economic conditions.

All other commercial loans- All other commercial loans include commercial and industrial loans, commercial lines of credit, loans to political subdivisions, commercial construction and land loans and other commercial loans.  The primary risk characteristics for commercial and industrial loans are specific to the underlying business and its ability to generate sustainable profitability and positive cash flow. Factors that may influence a borrower's ability to repay the loan include demand for the business’ products or services, the quality and depth of management, the degree of competition, regulatory changes, and general economic conditions. The Corporation’s ability to foreclose and realize sufficient value from business assets securing these loans is often uncertain. To mitigate the risk characteristics of commercial and industrial loans, commercial real estate may be included as a secondary source of collateral. The Corporation will often require more frequent reporting requirements from the borrower in order to better monitor its business performance. The Corporation also originates various types of loans made directly to political subdivisions. These loans are repaid through general cash flows or through specific revenue streams. The primary risk characteristics associated with political subdivisions are the municipalities’ ability to manage cash flow and balance the fiscal budget, fixed asset and infrastructure requirements. Additional risks include changes in demographics, as well as social and political conditions. The primary risk characteristics for commercial construction and land loans are specific to the uncertainty on whether the construction will be completed according to the specifications and schedules. Factors that may influence the completion of construction may be customer specific, such as the quality and depth of property management, or related to changes in general economic conditions.

Residential mortgage loans - Residential mortgage loans include 1-4 Family residential mortgage loans and 1-4 Family construction mortgage loans. These loans are secured by first or second liens on a primary residence or investment property. The primary risk characteristics associated with residential mortgage loans typically involve major changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as medical expenses, catastrophic events, divorce or death. Residential mortgage loans that have adjustable rates could expose the borrower to higher payments in a rising rate environment. Real estate values could decrease and cause the value of the underlying property to fall below the loan amount, creating additional potential loss exposure for the Corporation. Residential construction loans are exposed to uncertainty on whether the construction will be completed according to the specifications and schedules. Factors that may influence the completion of construction may be customer specific or related to changes in general economic conditions.

Consumer loans - Consumer loans include consumer lines of credit (including HELOCs) and all other consumer loans. Risks associated with HELOCs are similar to those of other residential mortgage loans. Other consumer loans generally have higher interest rates and shorter terms than residential loans but tend to have higher credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. The primary risk characteristics associated with HELOCs and other consumer loans typically involve major changes to the borrower, including unemployment or other loss of income, unexpected significant expenses, such as for major medical expenses, catastrophic events, divorce or death.

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

The calculation of the estimated weighted-average remaining life of each loan pool is based on instrument-level data, with contractual principal payments adjusted for the estimated impact of prepayments. Commercial lines of credit and other revolving credit facilities are generally assumed to be repaid after 1 year. The estimated weighted-average remaining life of the entire portfolio was calculated to be 4.04 years at December 31, 2024, 4.48 years at December 31, 2023 and 4.36 years at January 1, 2023.

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

The Corporation calculates an additional expected credit loss based the high correlation between past loss experience and the U.S national unemployment rate. This additional credit loss is added to the allowance calculation, conceptually for the first 2 years of the weighted-average remaining life of the portfolio after which time the credit loss for each pool is determined based on the WARM historical loss rate as adjusted for qualitative factors.

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

The Corporation records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Corporation’s consolidated statements of income. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each consolidated balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for off-balance sheet exposures is included in accrued interest and other liabilities in the Corporation’s consolidated balance sheets and the related credit expense is recorded in the provision for credit losses in the consolidated statements of income.

BANK PREMISES AND EQUIPMENT – Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Repair and maintenance expenditures which extend the useful lives of assets are capitalized, and other repair and maintenance expenditures are expensed as incurred. Depreciation and amortization expense is computed using the straight-line method with useful lives ranging from 3 to 40 years for building and improvements and 3 to 7 years for furniture and equipment.

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

FORECLOSED ASSETS HELD FOR SALE – Foreclosed assets held for sale consist of real estate acquired by foreclosure and are initially recorded at fair value, less estimated selling costs, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

GOODWILL – Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. Goodwill is tested at least annually at December 31 for impairment, or more often if events or circumstances indicate there may be impairment. The Corporation has performed a qualitative assessment for impairment at December 31, 2024 and 2023.

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

SERVICING RIGHTS – When  mortgage loans are sold with servicing retained by the Corporation, the servicing rights are initially recorded at fair value as an asset with the consolidated statement of income effect recorded in net gains on sales of loans. Under the fair value method, the valuation of servicing rights is adjusted quarterly, with changes in fair value included in loan servicing fees, net, in the consolidated statements of income. Significant inputs to the valuation include expected net servicing income to be received, the expected life of the underlying loans and the discount rate. The servicing rights asset is included in other assets in the consolidated balance sheets.

INCOME TAXES – Income tax provision is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases given the provisions of the enacted tax laws. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence. Tax benefits from investments in limited partnerships that have qualified for federal low-income tax credits are recognized as a reduction in the provision for income tax over the term of the investment using the effective yield method. The Corporation includes income tax penalties in the provision for income tax. The Corporation has no accrued interest related to unrecognized tax benefits.

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

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS – In the ordinary course of business, the Corporation has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

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

Trust revenue – C&N Bank’s trust department provides a wide range of financial services, including wealth management services for individuals, businesses and retirement funds, administration of 401(k) and other retirement plans, retirement planning, estate planning and estate settlement services. Trust clients are located primarily within the Corporation’s geographic markets. Assets held in a fiduciary capacity by C&N Bank are not the Corporation’s assets and are therefore not included in the consolidated balance sheets. The fair value of trust assets under administration was approximately $1,347,853,000 at December 31, 2024 and $1,188,082,000 at December 31, 2023. Trust revenue is included within noninterest income in the consolidated statements of income.

The majority (approximately 81%, based on annual 2024 results) of trust revenue is earned and collected monthly, with the amount determined based on a percentage of the fair value of the trust assets under administration. Wealth management fees are contractually agreed with each customer, and fee levels vary based mainly on the size of assets under administration. The services provided under such a contract represent a single performance obligation under ASC 606 because it embodies a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. None of the contracts with trust customers provide for incentive-based fees. In addition to wealth management fees, trust revenue includes fees for provision of services, including employee benefit plan administration, tax return preparation and estate planning and settlement. Fees for such services are billed based on contractual arrangements or established fee schedules and are typically billed upon completion of providing such services. The costs of acquiring trust customers are incremental and recognized within noninterest expense in the consolidated statements of income.

Brokerage and insurance revenue- Investment commissions are earned through the sales of non-deposit investment products to customers of the Corporation. The sales are conducted through a third-party broker-dealer. When the commissions are received and recorded into income on the Corporation’s consolidated income statement, there is no contingent portion that may need to be refunded back to the broker-dealer.

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

Bank-Owned Life Insurance- The Corporation has purchased bank-owned life insurance policies (“BOLI”) and is the beneficiary of these policies that insure the lives of certain of its current and former officers. The Corporation recognizes the cash surrender value under the insurance policies as an asset in the consolidated balance sheet. Changes in the cash surrender value are recorded in non-interest income in the consolidated statements of income.

Transfer of Financial Assets- Transfers of financials assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when (1) the assets have been legally isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets.

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

In November of 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires annual and interim disclosure of significant segment expenses and other segment items. The amendments in this ASU became effective for the Corporation beginning with this Annual Report on Form 10-K for the year ended December 31, 2024, and we have adopted using the retrospective transition method. See Note 21 for additional information on the adoption of ASU 2023-07.

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

In December of 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of certain costs and expenses in the notes to the consolidated financial statements. The amendments in this ASU will become effective for fiscal years beginning after December 15, 2026, and will be effective for interim periods with fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments will be applied prospectively with the option for retrospective application. We are currently evaluating the impact of the standard to our consolidated financial statement disclosures.

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

(In Thousands, Except Share and Per Share Data)	Years Ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Basic
Net income	$25,958	$24,148	$26,618
Less: Dividends and undistributed earnings allocated to participating securities	(211)	(186)	(237)
Net income attributable to common shares	$25,747	$23,962	$26,381
Basic weighted-average common shares outstanding	15,262,504	15,241,859	15,455,432
Basic earnings per common share (a)	$1.69	$1.57	$1.71
Diluted
Net income attributable to common shares	$25,747	$23,962	$26,381
Basic weighted-average common shares outstanding	15,262,504	15,241,859	15,455,432
Dilutive effect of potential common stock arising from stock options	0	0	3,099
Diluted weighted-average common shares outstanding	15,262,504	15,241,859	15,458,531
Diluted earnings per common share (a)	$1.69	$1.57	$1.71
Weighted-average nonvested restricted shares outstanding	125,254	118,122	138,617
(a)	Basic and diluted earnings per share under the two-class method are determined on net income reported on the consolidated income statement less earnings allocated to nonvested restricted shares with nonforfeitable dividends (participating securities).

Anti-dilutive stock options are excluded from net income per share calculations. There were no anti-dilutive instruments in 2024 or 2022. Weighted-average common shares available from anti-dilutive instruments totaled 8,963 shares in 2023.

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
2024
Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$1,670	$124	$1,794
Reclassification adjustment for losses realized in income	0	0	0
Other comprehensive income from available-for-sale debt securities	1,670	124	1,794
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	405	(87)	318
Amortization of prior service cost and net actuarial loss and curtailment gain included in net periodic benefit cost	(552)	116	(436)
Other comprehensive loss on unfunded retirement obligations	(147)	29	(118)
Total other comprehensive income	$1,523	$153	$1,676
2023
Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$11,512	$(2,418)	$9,094
Reclassification adjustment for losses realized in income	3,036	(638)	2,398
Other comprehensive income from available-for-sale debt securities	14,548	(3,056)	11,492
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	(9)	2	(7)
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(56)	12	(44)
Other comprehensive loss on unfunded retirement obligations	(65)	14	(51)
Total other comprehensive income	$14,483	$(3,042)	$11,441
2022
Available-for-sale debt securities:
Unrealized holding losses on available-for-sale debt securities	$(69,828)	$14,665	$(55,163)
Reclassification adjustment for (gains) realized in income	(20)	4	(16)
Other comprehensive loss from available-for-sale debt securities	(69,848)	14,669	(55,179)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	389	(81)	308
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(42)	9	(33)
Other comprehensive income on unfunded retirement obligations	347	(72)	275
Total other comprehensive loss	$(69,501)	$14,597	$(54,904)

Items reclassified out of each component of accumulated other comprehensive loss are as follows:

Affected Line Item in the
Description	Consolidated Statements of Income
Reclassification adjustment for losses (gains) realized in income (before-tax)	Realized (losses) gains on available-for-sale debt securities, net
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost (before-tax)	Other noninterest expense
Income tax effect	Income tax provision

Changes in the components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

(In Thousands)			Accumulated
	Unrealized	Unfunded	Other
	(Losses) Gains	Retirement	Comprehensive
	on Securities	Obligations	Loss
2024
Balance, beginning of period	$(38,878)	$441	$(38,437)
Other comprehensive income (loss) during year ended December 31, 2024	1,794	(118)	1,676
Balance, end of period	$(37,084)	$323	$(36,761)
2023
Balance, beginning of period	$(50,370)	$492	$(49,878)
Other comprehensive income (loss) during year ended December 31, 2023	11,492	(51)	11,441
Balance, end of period	$(38,878)	$441	$(38,437)
2022
Balance, beginning of period	$4,809	$217	$5,026
Other comprehensive (loss) income during year ended December 31, 2022	(55,179)	275	(54,904)
Balance, end of period	$(50,370)	$492	$(49,878)

5. CASH AND DUE FROM BANKS

Cash and due from banks at December 31, 2024 and 2023 include the following:

(In Thousands)	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$123,574	$52,778
Certificates of deposit	2,600	4,100
Total cash and due from banks	$126,174	$56,878

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

6. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at December 31, 2024 and 2023 are summarized as follows. No allowance for credit losses was recorded at December 31, 2024 and 2023.

(In Thousands)	December 31, 2024
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$8,067	$0	$(949)	$7,118
Obligations of U.S. Government agencies	10,154	0	(1,129)	9,025
Bank holding company debt securities	28,958	0	(3,712)	25,246
Obligations of states and political subdivisions:
Tax-exempt	111,995	238	(10,931)	101,302
Taxable	51,147	0	(8,641)	42,506
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	104,378	6	(9,970)	94,414
Residential collateralized mortgage obligations	53,389	10	(3,505)	49,894
Commercial mortgage-backed securities	73,470	0	(8,969)	64,501
Private label commercial mortgage-backed securities	8,365	9	0	8,374
Total available-for-sale debt securities	$449,923	$263	$(47,806)	$402,380

(In Thousands)	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$12,325	$0	$(1,035)	$11,290
Obligations of U.S. Government agencies	11,119	0	(1,173)	9,946
Bank holding company debt securities	28,952	0	(5,452)	23,500
Obligations of states and political subdivisions:
Tax-exempt	113,464	311	(9,576)	104,199
Taxable	58,720	0	(8,609)	50,111
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	105,549	40	(10,184)	95,405
Residential collateralized mortgage obligations	50,212	0	(3,750)	46,462
Commercial mortgage-backed securities	76,412	0	(9,730)	66,682
Private label commercial mortgage-backed securities	8,215	0	(55)	8,160
Total available-for-sale debt securities	$464,968	$351	$(49,564)	$415,755

The following table presents gross unrealized losses and fair value of available-for-sale debt securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and 2023 for which an allowance for credit losses has not been recorded.

December 31, 2024	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$0	$0	$7,118	(949)	$7,118	$(949)
Obligations of U.S. Government agencies	0	0	9,025	(1,129)	9,025	(1,129)
Bank holding company debt securities	0	0	25,246	(3,712)	25,246	(3,712)
Obligations of states and political subdivisions:
Tax-exempt	6,581	(58)	91,316	(10,873)	97,897	(10,931)
Taxable	0	0	42,506	(8,641)	42,506	(8,641)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	22,777	(375)	69,282	(9,595)	92,059	(9,970)
Residential collateralized mortgage obligations	19,586	(156)	27,157	(3,349)	46,743	(3,505)
Commercial mortgage-backed securities	2,314	(38)	62,187	(8,931)	64,501	(8,969)
Total	$51,258	$(627)	$333,837	$(47,179)	$385,095	$(47,806)

December 31, 2023	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$0	$0	$11,290	$(1,035)	$11,290	$(1,035)
Obligations of U.S. Government agencies	1,595	(9)	8,351	(1,164)	9,946	(1,173)
Bank holding company debt securities	0	0	23,500	(5,452)	23,500	(5,452)
Obligations of states and political subdivisions:
Tax-exempt	3,257	(24)	96,758	(9,552)	100,015	(9,576)
Taxable	0	0	49,961	(8,609)	49,961	(8,609)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	3,334	(27)	84,297	(10,157)	87,631	(10,184)
Residential collateralized mortgage obligations	3,588	(2)	32,808	(3,748)	36,396	(3,750)
Commercial mortgage-backed securities	2,327	(16)	64,355	(9,714)	66,682	(9,730)
Private label commercial mortgage-backed securities	8,160	(55)	0	0	8,160	(55)
Total	$22,261	$(133)	$371,320	$(49,431)	$393,581	$(49,564)

As reflected in the table above, gross unrealized holding losses on available-for-sale debt securities totaled $47,806,000 at December 31, 2024 and $49,564,000 at December 31, 2023. At December 31, 2024, the Corporation does not have the intent to sell, nor is it more likely than not it will be required to sell, these securities before it is able to recover the amortized cost basis. The unrealized holding losses were consistent with significant increases in market interest rates that occurred subsequent to the purchase of most of the securities.

At December 31, 2024 and December 31, 2023, management performed an assessment for credit losses of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. At December 31, 2024 and 2023, all of the Corporation’s holdings of bank holding company debt securities, obligations of states and political subdivisions and private label commercial mortgage-backed securities were investment grade and there have been no payment defaults.

Based on the results of the assessment, there was no ACL required on available-for-sale debt securities in an unrealized loss position at December 31, 2024 and 2023.

Gross realized gains and losses from available-for-sale securities and the related income tax provision were as follows:

(In Thousands)	2024	2023	2022
Gross realized gains from sales	$0	$89	$48
Gross realized losses from sales	0	(3,125)	(28)
Net realized (losses) gains	$0	$(3,036)	$20
Income tax provision related to net realized (losses) gains	$0	$(638)	$4

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of December 31, 2024. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	December 31, 2024
	Amortized	Fair
	Cost	Value
Due in one year or less	$5,296	$5,252
Due from one year through five years	33,440	31,113
Due from five years through ten years	78,665	70,174
Due after ten years	92,920	78,658
Sub-total	210,321	185,197
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	104,378	94,414
Residential collateralized mortgage obligations	53,389	49,894
Commercial mortgage-backed securities	73,470	64,501
Private label commercial mortgage-backed securities	8,365	8,374
Total	$449,923	$402,380

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

Investment securities carried at $190,949,000 at December 31, 2024 and $232,437,000 at December 31, 2023 were pledged as collateral for public deposits, trusts and certain other deposits, as provided by law, to secure uninsured deposits totaling $144,066,000 at December 31, 2024 and $136,494,000 at December 31, 2023. See Note 11 for information concerning securities pledged to secure borrowing arrangements.

Equity Securities

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in other assets in the consolidated balance sheets, was $15,018,000 at December 31, 2024 and $15,214,000 at December 31, 2023. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at December 31, 2024 and 2023. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

In July 2023, C&N Bank became a member of the Federal Reserve System. As a member, C&N Bank is required to purchase and maintain stock in the Federal Reserve Bank of Philadelphia. There is no active market for Federal Reserve Bank stock, and it must ordinarily be redeemed by the Federal Reserve Bank of Philadelphia in order to be liquidated. C&N Bank’s investment in Federal Reserve Bank stock, included in other assets in the consolidated balance sheets, was $6,299,000 at December 31, 2024 and $6,252,000 at December 31, 2023.

The Corporation’s marketable equity security, with a carrying value of $863,000 at December 31, 2024 and $871,000 at December 31, 2023 consisted exclusively of one mutual fund. There was an unrealized loss of $137,000 on the mutual fund at December 31, 2024 and $129,000 at December 31, 2023. Changes in the unrealized gains or losses on this security, which are included in other noninterest income in the consolidated statements of income, were a loss of $8,000 in 2024, a gain of $12,000 in 2023 and a loss of $112,000 in 2022.  There were no sales of equity securities in 2024, 2023 and 2022.

7. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable at December 31, 2024 and 2023 are summarized as follows:

Summary of Loans by Type

(In Thousands)

	December 31,	December 31,
	2024	2023
Commercial real estate - non-owner occupied	$739,565	$737,342
Commercial real estate - owner occupied	261,071	237,246
All other commercial loans	423,277	399,693
Residential mortgage loans	408,009	413,714
Consumer loans	63,926	60,144
Total	1,895,848	1,848,139
Less: allowance for credit losses on loans	(20,035)	(19,208)
Loans, net	$1,875,813	$1,828,931

In the table above, outstanding loan balances are presented net of deferred loan origination fees of $4,136,000 at December 31, 2024 and $4,459,000 at December 31, 2023.

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

The following table presents an analysis of past due loans as of December 31, 2024 and 2023:

(In Thousands)	As of December 31, 2024
	Past Due	Past Due
	30-89	90+ Days	Nonaccrual	Current	Total
	Days	Still Accruing	Loans	Loans	Loans
Commercial real estate - non-owner occupied	$266	$0	$7,370	$731,929	$739,565
Commercial real estate - owner occupied	0	62	1,725	259,284	261,071
All other commercial loans	296	0	10,006	412,975	423,277
Residential mortgage loans	4,934	0	4,310	398,765	408,009
Consumer loans	162	57	431	63,276	63,926
Total	$5,658	$119	$23,842	$1,866,229	$1,895,848

(In Thousands)	As of December 31, 2023
	Past Due	Past Due
	30-89	90+ Days	Nonaccrual	Current	Total
	Days	Still Accruing	Loans	Loans	Loans
Commercial real estate - non-owner occupied	$2,215	$126	$8,412	$726,589	$737,342
Commercial real estate - owner occupied	849	0	1,575	234,822	237,246
All other commercial loans	229	2,593	1,323	395,548	399,693
Residential mortgage loans	5,365	326	3,627	404,396	413,714
Consumer loans	617	145	240	59,142	60,144
Total	$9,275	$3,190	$15,177	$1,820,497	$1,848,139

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

Residential mortgage and consumer loans are classified as Pass unless they become 90 days delinquent at which time their classification is changed to Substandard. Such loans are classified as Substandard until six consecutive on-time payments are made at which time their classification is changes back to Pass.

The following table presents the amortized cost in loans by credit quality indicators by year of origination as of December 31, 2024:

(In Thousands)	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial real estate - non-owner occupied
Pass	$59,708	$99,900	$161,497	$78,884	$51,851	$243,578	$0	$695,418
Special Mention	0	0	16,233	1,371	0	8,188	0	25,792
Substandard	116	0	9,928	0	0	8,311	0	18,355
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - non-owner occupied	$59,824	$99,900	$187,658	$80,255	$51,851	$260,077	$0	$739,565
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$757	$0	$757
Commercial real estate - owner occupied
Pass	$25,552	$33,533	$52,207	$49,410	$11,444	$76,558	$0	$248,704
Special Mention	0	0	0	0	0	961	0	961
Substandard	0	5,125	729	2,367	0	3,185	0	11,406
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - owner occupied	$25,552	$38,658	$52,936	$51,777	$11,444	$80,704	$0	$261,071
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0
All other commercial loans
Pass	$73,812	$74,301	$44,245	$44,367	$23,084	$30,656	$109,121	$399,586
Special Mention	533	0	2,306	2	0	0	2,147	4,988
Substandard	44	0	3,478	5,229	109	1,078	8,765	18,703
Doubtful	0	0	0	0	0	0	0	0
Total all other commercial loans	$74,389	$74,301	$50,029	$49,598	$23,193	$31,734	$120,033	$423,277
Year-to-date gross charge-offs	$0	$0	$427	$60	$21	$122	$0	$630
Residential mortgage loans
Pass	$41,450	$48,937	$80,789	$50,108	$35,601	$146,231	$0	$403,116
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	380	0	85	82	4,346	0	4,893
Doubtful	0	0	0	0	0	0	0	0
Total residential mortgage loans	$41,450	$49,317	$80,789	$50,193	$35,683	$150,577	$0	$408,009
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0
Consumer loans
Pass	$3,859	$3,441	$2,848	$1,013	$599	$679	$50,860	$63,299
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	8	4	0	0	71	544	627
Doubtful	0	0	0	0	0	0	0	0
Total consumer loans	$3,859	$3,449	$2,852	$1,013	$599	$750	$51,404	$63,926
Year-to-date gross charge-offs	$0	$69	$130	$7	$8	$1	$114	$329
Total Loans
Pass	$204,381	$260,112	$341,586	$223,782	$122,579	$497,702	$159,981	$1,810,123
Special Mention	533	0	18,539	1,373	0	9,149	2,147	31,741
Substandard	160	5,513	14,139	7,681	191	16,991	9,309	53,984
Doubtful	0	0	0	0	0	0	0	0
Total	$205,074	$265,625	$374,264	$232,836	$122,770	$523,842	$171,437	$1,895,848
Year-to-date gross charge-offs	$0	$69	$557	$67	$29	$880	114	$1,716

The following table presents the amortized cost in loans by credit quality indicators by year of origination as of December 31, 2023:

	Term Loans by Year of Origination
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial real estate - non-owner occupied
Pass	$96,615	$167,484	$89,582	$55,390	$80,020	$207,017	0	696,108
Special Mention	0	20,072	2,446	0	116	6,188	0	28,822
Substandard	0	0	0	18	566	11,828	0	12,412
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - non-owner occupied	$96,615	$187,556	$92,028	$55,408	$80,702	$225,033	$0	$737,342
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - owner occupied
Pass	$33,761	$37,429	$52,090	$12,858	$17,505	$71,775	$0	$225,418
Special Mention	104	746	0	0	0	166	0	1,016
Substandard	5,200	0	2,567	0	0	3,045	0	10,812
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - owner occupied	$39,065	$38,175	$54,657	$12,858	$17,505	$74,986	$0	$237,246
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0
All other commercial loans
Pass	$58,393	$90,560	$51,813	$27,718	$16,421	$24,326	$107,234	$376,465
Special Mention	0	2,690	5,043	8	0	794	301	8,836
Substandard	0	1,267	1,250	453	679	1,085	9,658	14,392
Doubtful	0	0	0	0	0	0	0	0
Total all other commercial loans	$58,393	$94,517	$58,106	$28,179	$17,100	$26,205	$117,193	$399,693
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$12	$12
Residential mortgage loans
Pass	$57,300	$87,519	$56,183	$39,411	$32,401	$135,546	$0	$408,360
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	285	369	4,700	0	5,354
Doubtful	0	0	0	0	0	0	0	0
Total residential mortgage loans	$57,300	$87,519	$56,183	$39,696	$32,770	$140,246	$0	$413,714
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$33	$0	$33
Consumer loans
Pass	$6,020	$4,664	$1,944	$1,205	$175	$913	$44,312	$59,233
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	5	11	1	58	836	911
Doubtful	0	0	0	0	0	0	0	0
Total consumer loans	$6,020	$4,664	$1,949	$1,216	$176	$971	$45,148	$60,144
Year-to-date gross charge-offs	$0	$149	$0	$18	$3	$3	$138	$311
Total Loans
Pass	$252,089	$387,656	$251,612	$136,582	$146,522	$439,577	$151,546	$1,765,584
Special Mention	104	23,508	7,489	8	116	7,148	301	38,674
Substandard	5,200	1,267	3,822	767	1,615	20,716	10,494	43,881
Doubtful	0	0	0	0	0	0	0	0
Total	$257,393	$412,431	$262,923	$137,357	$148,253	$467,441	$162,341	$1,848,139
Year-to-date gross charge-offs	$0	$149	$0	$18	$3	$36	150	$356

The following table is a summary of the Corporation’s nonaccrual loans by major categories for the periods indicated.

	December 31, 2024
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
(In Thousands)	No Allowance	with an Allowance	Loans
Commercial real estate - non-owner occupied	$7,370	$0	$7,370
Commercial real estate - owner occupied	1,467	258	1,725
All other commercial loans	10,006	0	10,006
Residential mortgage loans	4,310	0	4,310
Consumer loans	431	0	431
Total	$23,584	$258	$23,842

	December 31, 2023
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
(In Thousands)	No Allowance	with an Allowance	Loans
Commercial real estate - non-owner occupied	$1,111	$7,301	$8,412
Commercial real estate - owner occupied	1,281	294	1,575
All other commercial loans	1,132	191	1,323
Residential mortgage loans	3,627	0	3,627
Consumer loans	240	0	240
Total	$7,391	$7,786	$15,177

The Corporation recognized $1,042,000 and $932,000 of interest income on nonaccrual loans during the years ended December 31, 2024 and 2023.

The following table presents the accrued interest receivable written off by reversing interest income during the year ended December 31, 2024 and 2023:

	Year Ended	Year Ended
(In Thousands)	December 31, 2024	December 31, 2023
Commercial real estate - non-owner occupied	$22	$48
Commercial real estate - owner occupied	10	0
All other commercial loans	198	0
Residential mortgage loans	29	28
Consumer loans	10	3
Total	$269	$79

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

The following table details the amortized cost of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses on these loans:

	December 31, 2024		December 31, 2023
	Amortized		Amortized
(In Thousands)	Cost	Allowance	Cost	Allowance
Commercial real estate - non-owner occupied	$7,370	$0	$8,412	$648
Commercial real estate - owner occupied	6,749	122	1,575	5
All other commercial loans	16,006	0	1,277	90
Total	$30,125	$122	$11,264	$743

The following tables summarize the activity related to the ACL on loans for the years ended December 31, 2024 and 2023:

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Total
Balance, December 31, 2023	$12,010	$2,116	$2,918	$1,764	$400	$19,208
Charge-offs	(757)	0	(630)	0	(329)	(1,716)
Recoveries	0	0	40	6	67	113
Provision (credit) for credit losses on loans	711	728	1,033	(414)	372	2,430
Balance, December 31, 2024	$11,964	$2,844	$3,361	$1,356	$510	$20,035

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Unallocated	Total
Balance, December 31, 2022	$6,305	$1,942	$4,142	$2,751	$475	$1,000	$16,615
Adoption of ASU 2016-13 (CECL)	3,763	7	(88)	(344)	(234)	(1,000)	2,104
Charge-offs	0	0	(12)	(33)	(311)	0	(356)
Recoveries	0	0	44	11	37	0	92
Provision (credit) for credit losses on loans	1,942	167	(1,168)	(621)	433	0	753
Balance, December 31, 2023	$12,010	$2,116	$2,918	$1,764	$400	$0	$19,208

The ACL on loans individually evaluated decreased to $122,000 at December 31, 2024 from $743,000 at December 31, 2023, primarily from partial charge-offs including two loans with individual ACLs at December 31, 2023.

The ACL on loans collectively evaluated was $19,913,000 at December 31, 2024 and $18,465,000 at December 31, 2023. The increase in the ACL at December 31, 2024 as compared to December 31, 2023 included a net increase related to changes in qualitative adjustments and the net impact of an increase in loans receivable, partially offset by a decrease in the WARM method estimate and a decrease related to the economic forecast.

The ACL on loans individually evaluated was $743,000 at December 31, 2023 compared to $751,000 at January 1, 2023, upon the initial adoption of CECL. The decrease in the ACL at December 31, 2023 from January 1, 2023 included a net increase related to changes in qualitative adjustments, an increase related to the economic forecast and the net impact of an increase in loans receivable, partially offset by a decrease in the WARM method estimate.

Prior to the adoption of ASC 326 on January 1, 2023, the Corporation calculated the allowance for loan losses under the incurred loss methodology. The following tables are disclosed related to the allowance for loan losses in prior period of 2022.

Transactions within the allowance for loan losses, summarized by segment and class were as follows:

	December 31,				December 31,
Year Ended December 31, 2022	2021			Provision	2022
(In Thousands)	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Commercial:
Commercial loans secured by real estate	$4,405	$(3,942)	$0	$6,611	$7,074
Commercial and industrial	2,723	(150)	0	336	2,909
Commercial construction and land	637	0	0	10	647
Loans secured by farmland	115	0	0	(3)	112
Multi-family (5 or more) residential	215	0	0	196	411
Agricultural loans	25	0	0	(4)	21
Other commercial loans	173	0	0	(49)	124
Total commercial	8,293	(4,092)	0	7,097	11,298
Residential mortgage:
Residential mortgage loans - first liens	3,650	0	4	(241)	3,413
Residential mortgage loans - junior liens	184	0	0	(17)	167
Home equity lines of credit	302	0	15	(35)	282
1-4 Family residential construction	202	0	0	9	211
Total residential mortgage	4,338	0	19	(284)	4,073
Consumer	235	(153)	49	113	244
Unallocated	671	0	0	329	1,000
Total Allowance for Loan Losses	$13,537	$(4,245)	$68	$7,255	$16,615

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

(In Thousands)
	Average Investment in	Interest Income Recognized on
	Impaired Loans	Impaired Loans on a Cash Basis
	Year Ended December 31,	Year Ended December 31,
	2022	2022
Commercial:
Commercial loans secured by real estate	$9,757	$657
Commercial and industrial	2,078	210
Commercial construction and land	72	3
Loans secured by farmland	80	0
Multi-family (5 or more) residential	197	1,156
Agricultural loans	60	4
Total commercial	12,244	2,030
Residential mortgage:
Residential mortgage loans - first lien	575	24
Residential mortgage loans - junior lien	33	7
Home equity lines of credit	43	4
Total residential mortgage	651	35
Total	$12,895	$2,065

The increase in interest income recognized on a cash basis on impaired loans in 2022 resulted mainly from repayments received on loans that had been classified as purchased credit impaired at December 31, 2021.

Modifications Made to Borrowers Experiencing Financial Difficulty

The Corporation may occasionally make modifications to loans where the borrower is experiencing financial difficulty. The following tables summarize the amortized cost basis of loans modified during the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
(Dollars in Thousands)	Term Extension
	Amortized Cost	% of Total
	Basis	Loan Type	Financial Effect
Commercial Real Estate - Non-owner Occupied	$2,625	0.35%	Extended the maturity of one loan for 6 months and one loan for 5 years
Commercial Real Estate - Owner Occupied	218	0.08%	Extended the maturity of one loan for 12 months
Total	$2,843

Year Ended December 31, 2023
(Dollars in Thousands)	Term Extension
	Amortized Cost	% of Total
	Basis	Loan Type	Financial Effect
Commercial Real Estate - Non-owner Occupied	$3,907	0.53%	Extended the maturity of one loan for 6 months and another loan for 12 months

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

The following tables present the performance of such loans that have been modified in the twelve-month period preceding December 31, 2024 and the twelve-month period preceding December 31, 2023 (in thousands):

(In Thousands)	Payment Status (Amortized Cost Basis)
December 31, 2024	Current or Past Due Less than 30 Days	90+ Days Past Due	Total
Commercial real estate - non-owner occupied	$2,625	$0	$2,625
Commercial real estate - owner occupied	218	0	218
Total	$2,843	$0	$2,843

(In Thousands)	Payment Status (Amortized Cost Basis)
December 31, 2023	Current or Past Due Less than 30 Days	90+ Days Past Due	Total
Commercial real estate - non-owner occupied	$2,526	$1,381	$3,907

In the table immediately above, at December 31, 2024 the loan secured by owner occupied commercial real estate of $218,000 and one of the loans secured by non-owner occupied commercial real estate with an amortized cost basis of $1,814,000 were in nonaccrual status. Both of the loans included in the table at December 31, 2023 were in nonaccrual status.

For the loan secured by non-owner occupied real estate with an amortized cost basis of $1,814,000 at December 31, 2024, the Corporation had extended the maturity for 12 months in the fourth quarter 2023. In 2024, the borrower continued to experience financial difficulty, and the Corporation provided another six-month extension of the maturity. The Corporation recorded a partial charge-off of $640,000 on this loan in 2024. There was no specific allowance on this loan at December 31, 2024, while the specific allowance was $486,000 at December 31, 2023.

The loan that was past due more than 90 days at December 31, 2023 in the table above was in default with its modified terms in 2024. The Corporation received payments totaling $48,000 in 2024, all of which were applied to principal. The amortized cost basis of the loan was $1,333,000 at December 31, 2024.

Except as described above, the Corporation had no commitments to lend any additional funds on modified loans during the year ended December 31, 2024 and 2023, the Corporation had no loans that defaulted during the year ended December 31, 2024 and 2023 and had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the consolidated balance sheets) is as follows:

(In Thousands)	December 31,	December 31,
	2024	2023
Foreclosed residential real estate	$25	$47

The amortized cost of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	December 31,	December 31,
	2024	2023
Residential real estate in process of foreclosure	$717	$1,227

The Corporation maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, commercial letters of credit and credit enhancement obligations related to residential mortgage loans sold with recourse, when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). Additional information related to commitments to extend credit and standby letter of credits is provided in Note 15. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. The allowance for credit losses for off-balance sheet exposures of $455,000 at December 31, 2024 and $690,000 at December 31, 2023, is included in accrued interest and other liabilities on the  consolidated balance sheets.

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet exposures for the years ended December 31, 2024 and 2023.

	Year Ended	Year Ended
(In Thousands)	December 31, 2024	December 31, 2023
Balance, Beginning of Period	$690	$425
Adjustment to allowance for off-balance sheet exposures for adoption of ASU 2016-13	0	793
Recoveries	0	39
Credit for unfunded commitments	(235)	(567)
Balance, End of Period	$455	$690

8. BANK PREMISES AND EQUIPMENT

(In Thousands)	December 31,
	2024	2023
Land	$3,573	$3,573
Buildings and improvements	33,623	32,582
Furniture and equipment	14,266	14,618
Construction in progress	186	614
Total	51,648	51,387
Less: accumulated depreciation	(30,310)	(29,755)
Net	$21,338	$21,632

Depreciation and amortization expense is included in the following line items of the consolidated statements of income:

(In Thousands)	2024	2023	2022
Net occupancy and equipment expense	$2,122	$1,915	$2,049
Data processing and telecommunications expense	61	236	340
Total	$2,183	$2,151	$2,389

9. GOODWILL AND CORE DEPOSIT INTANGIBLES, NET

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. There were no changes in the carrying amount of goodwill in 2024 and 2023. The balance in goodwill was $52,505,000 at December 31, 2024 and 2023. The Corporation did not complete any acquisitions in 2024 or 2023.

In testing goodwill for impairment at December 31, 2024, the Corporation performed a qualitative assessment based on comparison of the Corporation’s market capitalization to its stockholders’ equity, resulting in the determination that the fair value of its reporting unit, its community banking operation, exceeded its carrying amount. Accordingly, there was no goodwill impairment at December 31, 2024.

There were no goodwill impairment charges recorded in the years ended December 31, 2024, 2023 and 2022.

Information related to the core deposit intangibles is as follows:

(In Thousands)	December 31,
	2024	2023
Gross amount	$6,639	$6,639
Accumulated amortization	(4,559)	(4,170)
Net	$2,080	$2,469

Amortization expense related to core deposit intangibles is included in other noninterest expense in the consolidated statements of income, as follows:

(In Thousands)	Year Ended December 31,
	2024	2023	2022
Amortization expense	$389	$408	$439

The amount of amortization expense to be recognized in each of the ensuing five years is as follows:

(In Thousands)
2025	$424
2026	396
2027	361
2028	304
2029	250

10. DEPOSITS

At December 31, 2024 the scheduled maturities of time deposits are as follows:

(In Thousands)
2025	$347,705
2026	110,938
2027	14,523
2028	7,190
2029	4,001
Total	$484,357

Time deposits of more than $250,000 totaled $175,447,000 at December 31, 2024 and $134,085,000 at December 31, 2023. As of December 31, 2024, the remaining maturities or time to next re-pricing of time deposits more than $250,000 was as follows:

(In Thousands)
Three months or less	$38,392
Over 3 months through 12 months	83,209
Over 1 year through 3 years	53,446
Over 3 years	400
Total	$175,447

11. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	December 31,	December 31,
	2024	2023
FHLB-Pittsburgh borrowings	$0	$31,500
Customer repurchase agreements	2,488	2,374
Total short-term borrowings	$2,488	$33,874

The weighted average interest rate on total short-term borrowings outstanding was 0.10% at December 31, 2024 and 5.23% at December 31, 2023. The maximum amount of total short-term borrowings outstanding at any month-end was $61,936,000 in 2024, $120,290,000 in 2023 and $90,042,000 in 2022.

The Corporation had available credit with other correspondent banks totaling $75,000,000 at December 31, 2024 and at December 31, 2023. These lines of credit are primarily unsecured. No amounts were outstanding at December 31, 2024 or 2023.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At December 31, 2024, the Corporation had available credit in the amount of $18,093,000 on this line with no outstanding advances. At December 31, 2023, the Corporation had available credit in the amount of $19,982,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with a carrying value of $18,881,000 at December 31, 2024 and $20,829,000 at December 31, 2023.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at December 31, 2024 and 2023. The carrying value of the underlying securities was $2,500,000 at December 31, 2024 and $2,400,000 at December 31, 2023.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $1,351,770,000 at December 31, 2024 and $1,323,008,000 at December 31, 2023. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in other assets) were $15,018,000 at December 31, 2024 and $15,214,000 at December 31, 2023. The Corporation’s total credit facility with FHLB-Pittsburgh was $938,691,000 at December 31, 2024, including an unused (available) amount of $749,999,000. At December 31, 2023, the Corporation’s total credit facility with FHLB-Pittsburgh was $926,845,000, including an unused (available) amount of $737,824,000.

At December 31, 2024, there were no outstanding short-term borrowings from FHLB-Pittsburgh.  At December 31, 2023, the overnight borrowing from FHLB-Pittsburgh was $6,500,000 at an interest rate of 5.68% with short-term advances that matured in the first quarter 2024 totaling $25,000,000 with a weighted average interest rate of 5.60%.

LONG-TERM BORROWINGS – FHLB ADVANCES

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	December 31,	December 31,
	2024	2023
Loans matured in 2024 with a weighted-average rate of 3.09%	0	32,161
Loans maturing in 2025 with a weighted-average rate of 4.30%	44,516	44,627
Loans maturing in 2026 with a weighted-average rate of 4.61%	48,018	35,518
Loans maturing in 2027 with a weighted-average rate of 4.24%	34,571	24,031
Loans maturing in 2028 with a weighted-average rate of 4.30%	26,027	2,000
Loans maturing in 2029 with a weighted-average rate of 4.42%	12,319	0
Total long-term FHLB-Pittsburgh borrowings	$165,451	$138,337

Note: For loans maturing after 2024, weighted-average rates are presented as of December 31, 2024.

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

The Senior Notes were recorded, net of debt issuance costs of $337,000, at an initial carrying amount of $14,663,000. Debt issuance costs are amortized over the term of the Senior Notes as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Senior Notes totaling $68,000 in 2024, $66,000 in 2023 and $64,000 in 2022 was included in interest expense in the consolidated statements of income.

At December 31, 2024 and December 31, 2023, outstanding Senior Notes are as follows:

(In Thousands)	December 31,	December 31,
	2024	2023
Senior Notes with an aggregate par value of $15,000,000; bearing interest at 2.75% with an effective interest rate of 3.23%; maturing in June 2026	$14,899	$14,831
Total carrying value	$14,899	$14,831

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

The Subordinated Notes were recorded, net of debt issuance costs of $563,000, at an initial carrying amount of $24,437,000. Debt issuance costs are amortized through June 1, 2026 as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Subordinated Notes totaling $114,000 in 2024, $110,000 in 2023, and $106,000 in 2022 was included in interest expense in the consolidated statements of income.

At December 31, 2024 and 2023, outstanding subordinated debt agreements are as follows:

(In Thousands)	December 31,	December 31,
	2024	2023
Agreements with a par value of $25,000,000; bearing interest at 3.25% with an effective interest rate of 3.74%; maturing in June 2031 and redeemable at par in June 2026	$24,831	$24,717
Total carrying value	$24,831	$24,717

12. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. The plan contains a cost-sharing feature which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at December 31, 2024 and 2023 and are not expected to significantly affect the Corporation’s future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The following table shows the funded status of the defined benefit plans:

	Pension		Postretirement
(In Thousands)	2024	2023	2024	2023
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$896	$946	$1,013	$935
Service cost	0	0	6	54
Interest cost	29	31	31	48
Plan participants' contributions	0	0	118	129
Actuarial loss	18	63	10	37
Gain from plan amendments	0	0	(413)	0
Benefits paid	(5)	(5)	(179)	(190)
Settlement of plan obligation	0	(139)	0	0
Benefit obligation at end of year	$938	$896	$586	$1,013

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$946	$1,001	$0	$0
Actual return on plan assets	36	89	0	0
Employer contribution	0	0	61	61
Plan participants' contributions	0	0	118	129
Benefits paid	(5)	(5)	(179)	(190)
Settlement of plan obligation	0	(139)	0	0
Fair value of plan assets at end of year	$977	$946	$0	$0

Funded status at end of year	$39	$50	$(586)	$(1,013)

At December 31, 2024 and 2023, the following pension plan and postretirement plan liability amounts were recognized in the consolidated balance sheets:

	Pension		Postretirement
(In Thousands)	2024	2023	2024	2023
Accrued interest and other liabilities	39	$50	$586	1,013

At December 31, 2024 and 2023, the following items included in accumulated other comprehensive loss had not been recognized as components of expense:

	Pension		Postretirement
(In Thousands)	2024	2023	2024	2023
Prior service cost	$0	$0	$(56)	$(124)
Net actuarial loss (gain)	131	139	(486)	(573)
Total	$131	$139	$(542)	$(697)

For the defined benefit pension plan, amortization of the net actuarial loss is expected to be $5,000 in 2025. For the postretirement plan, effective in 2024, amendments to the plan resulted in a decrease of $413,000 in unrecognized prior service cost and a related reduction in net periodic benefit costs from curtailment of $469,000.  In 2025, the net actuarial gain to be amortized as a reduction in expense is $83,000 and the estimated reduction in expense related to prior service cost is $8,000.

The accumulated benefit obligation for the defined benefit pension plan was $938,000 at December 31, 2024 and $896,000 at December 31, 2023.

The components of net periodic benefit costs from defined benefit plans are as follows:

	Pension			Postretirement
(In Thousands)	2024	2023	2022	2024	2023	2022
Service cost	$0	$0	$0	$6	$54	$63
Interest cost	29	31	22	31	48	34
Expected return on plan assets	(16)	(18)	(35)	0	0	0
Amortization of prior service cost	0	0	0	(12)	(31)	(31)
Recognized net actuarial loss (gain)	6	11	8	(77)	(36)	(19)
Effect of curtailment	0	0	0	(469)	0	0
Settlement of plan obligation	0	21	0	0	0	0
Total net periodic benefit cost	$19	$45	$(5)	$(521)	$35	$47

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension			Postretirement
	2024	2023	2022	2024	2023	2022
Discount rate	4.80%	5.05%	2.60%	5.00%	5.25%	3.00%
Expected return on plan assets	5.00%	4.22%	5.00%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

The weighted-average assumptions used to determine benefit obligations as of December 31, 2024 and 2023 are as follows:

	Pension		Postretirement
	2024	2023	2024	2023
Discount rate	5.35%	4.80%	5.29%	5.00%
Rate of compensation increase	N/A	N/A	N/A	N/A

Estimated future benefit payments, including only estimated employer contributions for the postretirement plan, which reflect expected future service, are as follows:

(In Thousands)	Pension	Postretirement
2025	$620	$68
2026	14	67
2027	9	59
2028	250	59
2029	8	54
2030-2034	38	233

No estimated minimum contribution to the defined benefit pension plan is required in 2025, though the Corporation may make discretionary contributions.

The expected return on pension plan assets is a significant assumption used in the calculation of net periodic benefit cost. This assumption reflects the average long-term rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.

The fair values of pension plan assets at December 31, 2024 and 2023 are as follows:

	2024	2023
Mutual funds invested principally in:
Cash and cash equivalents	100%	54%
Debt securities	0%	18%
Equity securities	0%	24%
Alternative funds	0%	4%
Total	100%	100%

C&N Bank’s Wealth Management Department manages the investment of the pension plan assets. The Plan’s securities include mutual funds invested principally in cash and cash equivalents. The fair values of plan assets are determined based on Level 1 inputs (as described in Note 20). The Plan’s assets do not include any shares of the Corporation’s common stock.

PROFIT SHARING AND DEFERRED COMPENSATION PLANS

The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation’s matching contributions to the Plan depend upon the tax deferred contributions of employees. The Corporation’s total basic and matching contributions were $1,468,000 in 2024, $1,419,000 in 2023 and $1,415,000 in 2022.

The Corporation has an Employee Stock Ownership Plan (ESOP). Contributions to the ESOP are discretionary, and the ESOP uses funds contributed to purchase Corporation stock for the accounts of ESOP participants. These purchases are made in the market (not directly from the Corporation), and employees are not permitted to purchase Corporation stock under the ESOP. The ESOP includes a diversification feature, which allows participants, upon reaching age 55 and 10 years of service (as defined), to sell up to 50% of their Corporation shares over a period of 6 years. As of December 31, 2024 and 2023, there were no shares allocated for repurchase by the ESOP.

Dividends paid on shares held by the ESOP are charged to retained earnings. All Corporation shares owned through the ESOP are included in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share – basic and diluted. The ESOP held 618,148 shares of Corporation stock at December 31, 2024, 579,567 shares at December 31, 2023 and 564,353 shares at December 31, 2022, all of which had been allocated to Plan participants. The Corporation’s contributions to the ESOP totaled $665,000 in 2024, $1,244,000 in 2023 and $1,170,000 in 2022.

The Corporation has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to operating expense for officers’ supplemental deferred compensation were $223,000 in 2024, $489,000 in 2023 and $391,000 in 2022. The balance of the liability, which is included in accrued interest and other liabilities in the consolidated balance sheets, is $3,164,000 at December 31, 2024 and $3,025,000 at December 31, 2023.

In connection with an acquisition, the Corporation assumed an obligation to provide a supplemental retirement benefit to a former executive. Under the terms of the agreement, the executive or his heirs will receive monthly payments totaling $1 million over a 10-year period starting in October 2025. The Corporation recorded expense of $14,000 in 2024, $13,000 in 2023 and $14,000 in 2022, which is included in salaries and employee benefits in the consolidated statements of income, representing the effective interest cost on the obligation. The discount rate used to measure the liability is 1.5%. The balance of the liability, which is included in accrued interest and other liabilities in the consolidated balance sheets, is $919,000 at December 31, 2024 and $905,000 at December 31, 2023.

The Corporation also has a nonqualified deferred compensation plan that allows selected officers the option to defer receipt of cash compensation, including base salary and any cash bonuses or other cash incentives. This nonqualified deferred compensation plan does not provide for Corporation contributions.

STOCK-BASED COMPENSATION PLANS

At the Annual Meeting of Shareholders on April 20, 2023, the Citizens & Northern Corporation 2023 Equity Incentive Plan (“2023 Equity Incentive Plan”) was approved. A total of 500,000 shares of common stock may be issued under the 2023 Equity Incentive Plan. Awards may be made to participating employees and independent directors under the 2023 Equity Incentive Plan in the form of qualified options (“Incentive Stock Options,” as defined in the Internal Revenue Code), nonqualified options, restricted stock units or restricted stock, any or all of which can be granted with performance-based vesting conditions. As of December 31, 2024, 92,860 awards had been granted under this plan.

Outstanding restricted stock awards granted prior to adoption of the 2023 Equity Incentive Plan, including awards made in 2023, are governed under the 1995 Stock Incentive Plan and the Independent Directors Stock Incentive Plan. The restricted stock awards in 2023 under the 1995 Stock Incentive Plan and the Independent Directors Stock Incentive Plan were the final awards under these plans.

Total stock-based compensation expense is as follows:

(In Thousands)	2024	2023	2022
Restricted stock	$1,494	$1,472	$1,260
Stock options	0	0	0
Total	$1,494	$1,472	$1,260

The following summarizes non-vested restricted stock activity for the year ended December 31, 2024:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding, December 31, 2023	110,009	$23.44
Granted	92,860	$20.69
Vested	(62,969)	$22.97
Forfeited	(2,076)	$23.37
Outstanding, December 31, 2024	137,824	$21.80

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. As of December 31, 2024, there was $1,639,000 total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.5 years.

In 2024 and 2023, the Corporation awarded shares of restricted stock under the Stock Incentive Plan, as follows:

	2024	2023
Time-based awards to independent directors	10,000	11,000
Time-based awards to employees	63,514	31,684
Performance-based awards to employees	19,346	11,104
Total	92,860	53,788

Time-based restricted stock awards granted to independent (non-employee) directors in 2024 and 2023 vest over one-year terms. Time-based restricted stock awards granted to employees in 2024 and 2023 vest ratably over three-year terms, subject to continued employment and satisfactory job performance. Performance-based restricted stock awards granted in 2024 and 2023 vest ratably over three-year terms, with vesting contingent upon meeting conditions based on the Corporation’s earnings as specified in the agreements.

There were no stock options granted in 2024, 2023, or 2022. A summary of stock option activity is presented below.

	2024		2023		2022
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	646	$20.45	10,564	$20.45	24,218	$20.01
Granted	0	0	0	0	0	0
Exercised	0	0	(8,288)	$20.45	(13,654)	$19.67
Forfeited	0	0	(1,630)	$20.45	0	0
Expired	(646)	$20.45	0	0	0	0
Outstanding, end of year	0	$0	646	$20.45	10,564	$20.45
Options exercisable at year-end	0	$0	646	$20.45	10,564	$20.45
Weighted-average fair value of options forfeited		$ N/A		$5.50		N/A

There were no  shares of outstanding stock options at December 31, 2024. The total intrinsic value of options exercised was $14,000 in 2023 and $76,000 in 2022.

In January 2025, the Corporation granted 31,113 shares of time-based restricted stock awards and 11,848 shares of performance-based restricted stock awards under the 2023 Equity Incentive Plan. The time-based shares vest ratably over three years while the performance-based restricted stock awards vest ratably over three years, with vesting contingent upon meeting earnings-related conditions specified in agreements. The restricted stock awards made in January 2025 are not included in the tables above.

13. INCOME TAXES

The net deferred tax asset at December 31, 2024 and 2023 represents the following temporary difference components:

	December 31,	December 31,
(In Thousands)	2024	2023
Deferred tax assets:
Unrealized holding losses on securities	$10,459	$10,335
Allowance for credit losses on loans	4,400	4,230
Purchase accounting adjustments on loans	333	470
Deferred compensation	1,465	1,352
Deferred loan origination fees	697	731
Operating leases liability	692	787
Accrued incentive compensation	678	463
Net operating loss carryforward	423	541
Other deferred tax assets	1,520	1,316
Total deferred tax assets	20,667	20,225

Deferred tax liabilities:
Right-of-use assets from operating leases	692	787
Core deposit intangibles	456	544
Bank premises and equipment	290	291
Defined benefit plans - ASC 835	90	119
BOLI surrender	0	950
Other deferred tax liabilities	41	93
Total deferred tax liabilities	1,569	2,784
Deferred tax asset, net	$19,098	$17,441

The provision for income taxes includes the following:

(In Thousands)	2024	2023	2022
Currently payable	$7,417	$5,499	$5,998
Tax expense resulting from allocations of certain tax benefits to equity or as a reduction in other assets	0	0	134
Deferred	(1,504)	836	(400)
Total provision	$5,913	$6,335	$5,732

A reconciliation of income tax at the statutory rate to the Corporation’s effective rate is as follows:

	2024		2023		2022
(Dollars In Thousands)	Amount	%	Amount	%	Amount	%
Expected provision	$6,693	21.0	$6,401	21.0	$6,794	21.0
Tax-exempt interest income	(964)	(3.0)	(964)	(3.2)	(1,029)	(3.2)
Increase in cash surrender value and other income from life insurance, net	(369)	(1.2)	(586)	(1.9)	(103)	(0.3)
ESOP dividends	(144)	(0.5)	(143)	(0.5)	(130)	(0.4)
Surrender of bank-owned life insurance	0	0.0	950	3.1	0	0.0
State income tax, net of federal benefit	297	0.9	329	1.1	296	0.9
Nondeductible interest expense	368	1.3	283	0.9	87	0.3
Other, net	32	0.1	65	0.3	(183)	(0.6)
Effective income tax provision	$5,913	18.6	$6,335	20.8	$5,732	17.7

The Corporation has a net operating loss (“NOL”) available to be carried forward against future federal taxable income. Availability of the NOL does not expire; however, the amount that may be offset against taxable income is limited to approximately $563,000 per year and further limited annually to no more than 80% of taxable income without regard to the NOL. At December 31, 2024, the unused amount of the NOL is $2.0 million.

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns. The Corporation is generally no longer subject to examination for returns prior to 2021.

14. RELATED PARTY TRANSACTIONS

Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:

	Beginning	New		Other	Ending
(In Thousands)	Balance	Loans	Repayments	Changes	Balance
11 directors, 11 executive officers 2024	$13,975	$1,579	(2,212)	106	$13,448
11 directors, 11 executive officers 2023	$14,504	$549	$(823)	$(255)	$13,975
13 directors, 10 executive officers 2022	$13,911	$1,949	$(1,886)	$530	$14,504

In the table above, other changes represent net changes in the balance of existing lines of credit and transfers in and out of the related party category.

Deposits from related parties held by the Corporation amounted to $12,259,000 at December 31, 2024 and $9,014,000 at December 31, 2023.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2024 and 2023 are as follows:

	December 31,	December 31,
(In Thousands)	2024	2023
Commitments to extend credit	$380,003	$395,997
Standby letters of credit	64,586	19,158

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

Standby letters of credit as of December 31, 2024 expire as follows:

Year of Expiration	(In Thousands)
2025	$64,485
2026	25
2027	48
2028	28
2029	0
Total	$64,586

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

The Corporation leases certain branch locations, office space and equipment. All leases are classified as operating leases. Operating lease expense, which is comprised of amortization of the ROU assets and the implicit interest accreted on the operating lease liability, is recognized on a straight line basis over the remaining lease term of the operating lease. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.

Certain leases include options to renew, with renewal terms that can extend the lease term from one to eight years that are reasonably certain of being exercised. The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption of ASU 2017-02 and as of the lease commencement date for leases subsequently entered into after January 1, 2019. At December 31, 2024, discount rates ranged from 1.27% to 4.16% with a weighted-average discount rate of 1.96%. At December 31, 2024, the weighted-average remaining lease term was 4.1 years. At December 31, 2023, the weighted-average discount rate was 1.96% and the weighted-average remaining lease term was 4.6 years.

At December 31, 2024, right-of-use assets of $3,151,000 were included in other assets, and the related lease liabilities totaling the same amount were included in accrued interest and other liabilities, in the consolidated balance sheets. At December 31, 2023, right of use assets and the related liabilities totaled $3,570,000.

In 2024, 2023 and 2022, operating lease expenses are included in the following line item of the consolidated statements of income:

(In Thousands)	2024	2023	2022
Net occupancy and equipment expense	$666	$644	$599
Total	$666	$644	$599

A maturity analysis of the Corporation’s lease liabilities at December 31, 2024 is as follows:

(In Thousands)

Lease Payments Due

2025	$671
2026	595
2027	518
2028	419
2029	373
Thereafter	774
Total lease payments	3,350
Discount on cash flows	(199)
Total lease liabilities	$3,151

Litigation Matters

Class Action Litigation

On March 27, 2024, a putative class action lawsuit was filed in the US District Court for the Western District of Texas by investors in a purported Ponzi scheme operated by two individuals, one of whom maintained accounts at C&N Bank. The plaintiffs have sued C&N Bank, along with another bank, and additional law firm and accounting firm defendants. The case is styled Goldovsky, et al. v. Rauld, et al. Plaintiffs have asserted claims against C&N Bank and the other bank for aiding and abetting alleged violations of the Texas Securities Act, and additional claims against the legal and accounting professionals for statutory fraud, common law fraud, negligent misrepresentation, and knowing participation in breach of fiduciary duty.  C&N Bank has filed motions to dismiss the case for wont of personal jurisdiction and failure to state a claim. The Plaintiffs have responded to those motions. Plaintiffs have filed an application for certification of the suit as a class action. The court has stayed the motions to dismiss pending consideration of the class action certification application. Following depositions of the four plaintiffs on issues germane to class action certification, C&N Bank and each of the other defendants have filed briefs in opposition to the plaintiff’s class certification motion. A hearing on the motion for class certification took place on February 18, 2025. A ruling on class certification is pending. Based on the information available to the Corporation, the Corporation does not believe at this time that a loss is probable in this matter, nor can a range of possible losses be determined. Accordingly, no liability has been recorded for this litigation matter in the accompanying consolidated financial statements. The Corporation’s estimate may change from time to time, and actual losses could vary.

In the normal course of business, the Corporation is subject to pending and threatened litigation in which claims for monetary damages are asserted. In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of these legal proceeding.

17. REGULATORY MATTERS

In August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at December 31, 2024; however, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

Details concerning capital ratios at December 31, 2024 and 2023 are presented below. Management believes, as of December 31, 2024, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows the Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The net unrealized loss on available-for-sale debt securities is not included in computing regulatory capital. For comparison purposes, the Corporation’s capital ratios are presented along with those of C&N Bank in the table below. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at December 31, 2024 and 2023 exceed the Corporation’s Board policy threshold levels.

							Minimum To Be Well
			Minimum		Minimum To Maintain		Capitalized Under		Minimum To Meet
			Capital		Capital Conservation		Prompt Corrective		the Corporation's
	Actual		Requirement		Buffer at Reporting Date		Action Provisions		Policy Thresholds
(Dollars In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024:
Total capital to risk-weighted assets:
Consolidated	$302,783	15.95%	N/A	N/A	N/A	N/A	N/A	N/A	$208,779	³11%
C&N Bank	287,721	15.19%	151,567	³8%	198,832	³10.5%	189,459	³10%	208,405	³11%
Tier 1 capital to risk-weighted assets:
Consolidated	257,462	13.56%	N/A	N/A	N/A	N/A	N/A	N/A	170,819	³9%
C&N Bank	267,231	14.10%	113,675	³6%	161,040	³8.5%	151,567	³8%	170,513	³9%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	257,462	13.56%	N/A	N/A	N/A	N/A	N/A	N/A	142,349	³7.5%
C&N Bank	267,231	14.10%	85,256	³4.5%	132,621	³7.0%	123,148	³6.5%	142,094	³7.5%
Tier 1 capital to average assets:
Consolidated	257,462	9.80%	N/A	N/A	N/A	N/A	N/A	N/A	210,160	³8%
C&N Bank	267,231	10.23%	104,514	³4%	N/A	N/A	130,642	³5%	209,027	³8%

December 31, 2023:
Total capital to risk-weighted assets:
Consolidated	$290,425	15.67%	N/A	N/A	N/A	N/A	N/A	N/A	$203,809	³11%
C&N Bank	275,307	14.89%	147,925	³8%	194,151	³10.5%	184,906	³10%	203,396	³11%
Tier 1 capital to risk-weighted assets:
Consolidated	245,810	13.27%	N/A	N/A	N/A	N/A	N/A	N/A	166,753	³9%
C&N Bank	255,409	13.81%	110,943	³6%	157,170	³8.5%	147,925	³8%	166,415	³9%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	245,810	13.27%	N/A	N/A	N/A	N/A	N/A	N/A	138,961	³7.5%
C&N Bank	255,409	13.81%	83,208	³4.5%	129,434	³7.0%	120,189	³6.5%	138,679	³7.5%
Tier 1 capital to average assets:
Consolidated	245,810	9.87%	N/A	N/A	N/A	N/A	N/A	N/A	199,151	³8%
C&N Bank	255,409	10.32%	99,010	³4%	N/A	N/A	123,762	³5%	198,020	³8%

Federal regulatory authorities impose a capital rule providing that, to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At December 31, 2024, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

At December 31, 2024, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 7.19%.

Banking regulators limit the amount of dividends that may be paid by C&N Bank to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $111,443,000 at December 31, 2024, subject to the minimum capital ratio requirements noted above.

Restrictions imposed by federal law prohibit the Corporation from borrowing from C&N Bank unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of C&N Bank’s tangible stockholder’s equity (excluding accumulated other comprehensive loss) or $26,443,000 at December 31, 2024.

18. PARENT COMPANY ONLY

The following is condensed financial information for Citizens & Northern Corporation:

CONDENSED BALANCE SHEET	Dec. 31,	Dec. 31,
(In Thousands)	2024	2023
ASSETS
Cash	$16,013	$14,822
Investment in subsidiaries:
Citizens & Northern Bank	285,465	272,286
Citizens & Northern Investment Corporation	9,768	11,087
Bucktail Life Insurance Company	3,804	3,733
Other assets	136	200
TOTAL ASSETS	$315,186	$302,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Senior notes, net	$14,899	$14,831
Subordinated debt, net	24,831	24,717
Other liabilities	172	199
Stockholders' equity	275,284	262,381
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$315,186	$302,128

CONDENSED INCOME STATEMENT AND COMPREHENSIVE INCOME (LOSS)
(In Thousands)	2024	2023	2022
Dividends from Citizens & Northern Bank	$17,341	$19,405	$19,483
Dividends from Citizens & Northern Investment Corporation	1,500	1,800	0
Expenses	(1,644)	(2,003)	(1,695)
Income before equity in undistributed income of subsidiaries	17,197	19,202	17,788
Equity in undistributed income of subsidiaries	8,761	4,946	8,830
NET INCOME	$25,958	$24,148	$26,618
COMPREHENSIVE INCOME (LOSS)	$27,634	$35,589	$(28,286)

CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,958	$24,148	$26,618
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchase accounting adjustment	0	0	(14)
Amortization of debt issuance costs	182	176	170
Equity in undistributed income of subsidiaries	(8,761)	(4,946)	(8,830)
Decrease (increase) in other assets	64	(167)	0
(Decrease) increase in other liabilities	(93)	97	(41)
Net Cash Provided by Operating Activities	17,350	19,308	17,903

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated debt	0	0	(8,500)
Proceeds from sale of treasury stock	0	0	160
Purchase of treasury stock	(629)	(6,784)	(9,349)
Dividends paid	(15,530)	(15,569)	(15,865)
Net Cash Used in Financing Activities	(16,159)	(22,353)	(33,554)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,191	(3,045)	(15,651)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,822	17,867	33,518
CASH AND CASH EQUIVALENTS, END OF YEAR	$16,013	$14,822	$17,867

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
Interest paid	$1,305	$1,234	$1,433

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

The aggregate notional amount of interest rate swaps was $141,940,000 at December 31, 2024 and $150,028,000 at December 31, 2023. There were no interest rate swaps originated in 2024 and 2023. There were no gross amounts of interest rate swap-related assets and liabilities not offset in the consolidated balance sheets at December 31, 2024 and 2023. In 2022, there was fee income on the interest swap originated of $290,000 included in other noninterest income in the consolidated statements of income.

The Corporation has entered into an RPA with another institution as a means to assume a portion of the credit risk associated with a loan structure which includes a derivative instrument, in exchange for fee income commensurate with the risk assumed.  This type of derivative is referred to as an “RPA In.” In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Corporation has provided a loan structured with a derivative, the Corporation purchased an RPA from an institution participating in the facility in exchange for a fee commensurate with the risk shared. This type of derivative is referred to as an “RPA Out.”  The net impact on the consolidated statements of income from RPAs was an increase in other noninterest income of $2,000 in 2024, an increase in other noninterest income of $18,000 in 2023 and a decrease in other noninterest income of $14,000 in 2022.  The Corporation did not enter into any RPAs prior to 2022.

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the consolidated balance sheets at December 31, 2024 and 2023:

(In Thousands)	At December 31, 2024				At December 31, 2023
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
	Amount	Value (1)	Amount	Value (2)	Amount	Value (1)	Amount	Value (2)
Interest rate swap agreements	$70,970	$2,385	$70,970	$2,385	$75,014	$2,783	$75,014	$2,783
RPA Out	6,957	2	0	0	7,082	11	0	0
RPA In	0	0	9,916	2	0	0	10,000	13

(1)	Included in other assets in the consolidated balance sheets.
(2)	Included in accrued interest and other liabilities in the consolidated balance sheets.

The Corporation’s agreements with its derivative counterparties provide that if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. Further, if the Corporation were to fail to maintain its status as a well or adequately capitalized institution, then the counterparties could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements. There was interest-bearing cash pledged as collateral against the Corporation’s liability related to the interest rate swaps of $1,090,000 at December 31, 2024 and $1,360,000 at December 31, 2023.

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

At December 31, 2024 and 2023, assets measured at fair value and the valuation methods used are as follows:

	December 31, 2024
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs	Total
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$7,118	$0	$0	$7,118
Obligations of U.S. Government agencies	0	9,025	0	9,025
Bank holding company debt securities	0	25,246	0	25,246
Obligations of states and political subdivisions:
Tax-exempt	0	101,302	0	101,302
Taxable	0	42,506	0	42,506
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	94,414	0	94,414
Residential collateralized mortgage obligations	0	49,894	0	49,894
Commercial mortgage-backed securities	0	64,501	0	64,501
Private label commercial mortgage-backed securities	0	8,374	0	8,374
Total available-for-sale debt securities	7,118	395,262	0	402,380
Marketable equity security	863	0	0	863
Servicing rights	0	0	2,782	2,782
RPA Out	0	2	0	2
Interest rate swap agreements, assets	0	2,385	0	2,385
Total recurring fair value measurements, assets	$7,981	$397,649	$2,782	$408,412

Recurring fair value measurements, liabilities:
RPA In	$0	$2	$0	$2
Interest rate swap agreements, liabilities	0	2,385	0	2,385
Total recurring fair value measurements, liabilities	$0	$2,387	$0	$2,387

Nonrecurring fair value measurements, assets:
Loans individually evaluated for credit loss, net	$0	$0	$136	$136
Foreclosed assets held for sale	0	0	181	181
Total nonrecurring fair value measurements, assets	$0	$0	$317	$317

	December 31, 2023
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs	Total
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$11,290	$0	$0	$11,290
Obligations of U.S. Government agencies	0	9,946	0	9,946
Bank holding company debt securities	0	23,500	0	23,500
Obligations of states and political subdivisions:
Tax-exempt	0	104,199	0	104,199
Taxable	0	50,111	0	50,111
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	95,405	0	95,405
Residential collateralized mortgage obligations	0	46,462	0	46,462
Commercial mortgage-backed securities	0	66,682	0	66,682
Private label commercial mortgage-backed securities	0	8,160	0	8,160
Total available-for-sale debt securities	11,290	404,465	0	415,755
Marketable equity security	871	0	0	871
Servicing rights	0	0	2,659	2,659
RPA Out	0	11	0	11
Interest rate swap agreements, assets	0	2,783	0	2,783
Total recurring fair value measurements, assets	$12,161	$407,259	$2,659	$422,079

Recurring fair value measurements, liabilities,
RPA In	$0	$13	$0	$13
Interest rate swap agreements, liabilities	0	2,783	0	2,783
Total recurring fair value measurements, liabilities	$0	$2,796	$0	$2,796

Nonrecurring fair value measurements, assets:
Loans individually evaluated for credit loss, net	$0	$0	$7,043	$7,043
Foreclosed assets held for sale	0	0	478	478
Total nonrecurring fair value measurements, assets	$0	$0	$7,521	$7,521

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

The following table shows quantitative information regarding significant techniques and inputs used at December 31, 2024 and 2023 for servicing rights assets measured using unobservable inputs (Level 3 methodologies) on a recurring basis:

	Fair Value at
	12/31/2024	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2024
Servicing rights	$2,782	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	116.00%	Weighted-average PSA

	Fair Value at
	12/31/2023	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2023
Servicing rights	$2,659	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	131.00%	Weighted-average PSA

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets (servicing rights) measured at fair value on a recurring basis:

(In Thousands)	Years Ended December 31,
	2024	2023	2022
Servicing rights balance, beginning of period	$2,659	$2,653	$2,329
Originations of servicing rights	287	206	198
Unrealized (loss) gain included in earnings	(164)	(200)	126
Servicing rights balance, end of period	$2,782	$2,659	$2,653

Loans are individually evaluated for credit loss when they do not share similar risk characteristics as similar loans within its loan pool. Foreclosed assets held for sale consist of real estate acquired by foreclosure. For individually evaluated loans secured by real estate and foreclosed assets held for sale, estimated fair values are determined primarily using values from third-party appraisals. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property. The estimated fair value determined for individually evaluated loans secured by real estate and foreclosed assets held for sale used unobservable inputs (Level 3 methodologies).

At December 31, 2024 and 2023, quantitative information regarding significant techniques and inputs used for nonrecurring fair value measurements using unobservable inputs (Level 3 methodologies) are as follows:

(Dollars In Thousands)						Range (Weighted
		Valuation				Average)
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2024	12/31/2024	12/31/2024	Technique	Inputs	12/31/2024

Loans individually evaluated for credit loss:
Commercial real estate - owner occupied	$258	$122	$136	Sales comparison & SBA guaranty	Discount to appraised value	95% (95)%
Total loans individually evaluated for credit loss	$258	$122	$136
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$25	$0	$25	Sales comparison	Discount to appraised value	62% (62)%
Commercial real estate	156	0	156	Sales comparison	Discount to appraised value	18%-77% (34)%
Total foreclosed assets held for sale	$181	$0	$181

(Dollars In Thousands)						Range (Weighted
		Valuation				Average)
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2023	12/31/2023	12/31/2023	Technique	Inputs	12/31/2023

Loans individually evaluated for credit loss:
Commercial real estate - non-owner occupied	$7,301	$648	$6,653	Sales comparison	Discount to appraised value	22%-30% (25)%
Commercial real estate - owner occupied	294	5	289	Sales comparison & SBA guaranty	Discount to appraised value	93% (93)%
All other commercial loans	191	90	101	Liquidation & SBA guaranty	Discount to appraised value	0%-76% (17)%
Total loans individually evaluated for credit loss	$7,786	$743	$7,043
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$47	$0	$47	Sales comparison	Discount to appraised value	20%-62% (50)%
Commercial real estate	431	0	431	Sales comparison	Discount to appraised value	18%-50% (45)%
Total foreclosed assets held for sale	$478	$0	$478

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	December 31, 2024		December 31, 2023
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$123,574	$123,574	$52,778	$52,778
Certificates of deposit	Level 2	2,600	2,513	4,100	3,859
Restricted equity securities (included in other assets)	Level 2	21,567	N/A	21,716	N/A
Loans, net	Level 3	1,875,813	1,789,044	1,828,931	1,750,336
Accrued interest receivable	Level 2	8,735	8,735	9,140	9,140

Financial liabilities:
Deposits with no stated maturity	Level 2	1,609,552	1,609,552	1,590,357	1,590,357
Time deposits	Level 2	484,357	484,900	424,449	423,643
Short-term borrowings	Level 2	2,488	2,488	33,874	33,874
Long-term borrowings - FHLB advances	Level 2	165,451	165,616	138,337	137,775
Senior notes, net	Level 2	14,899	13,579	14,831	12,706
Subordinated debt, net	Level 2	24,831	21,051	24,717	22,750
Accrued interest payable	Level 2	1,771	1,771	1,525	1,525

21. SEGMENT REPORTING

The Corporation’s one reportable segment is determined by the President and Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided about the Corporation’s products and services offered, primarily community banking operations. The chief operating decision maker uses consolidated net income to assess performance by comparing to and monitoring against budget and prior year results. In addition, the chief operating decision maker uses the consolidated net income to benchmark the Corporation against its competitors. This information is used to manage resources to drive business and net earnings growth, including investment in key strategic priorities, as well as determine the Corporation's ability to return capital to shareholders. Loans, investments, deposits and assets held in a fiduciary or custodial capacity provide the revenues in the banking operation. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operation. All operations are domestic.

Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using consolidated net income.

	Years Ended December 31,
(In Thousands)	2024	2023	2022
Interest income	$128,078	$113,504	$92,647
Interest expense	48,963	33,104	9,519
Net interest income	79,115	80,400	83,128
Provision for credit losses	2,195	186	7,255
Net interest income after provision for credit losses	76,920	80,214	75,873
Other income:
Other income	29,209	27,453	24,412
Realized (losses) gains on available-for-sale debt securities, net	0	(3,036)	20
Total other income	29,209	24,417	24,432
Other Expense:
Salaries and employee benefits	44,930	44,195	41,833
Other segment expenses (1)	29,328	29,953	26,122
Total noninterest expense	74,258	74,148	67,955
Income before income tax provision	31,871	30,483	32,350
Income tax provision	5,913	6,335	5,732
NET INCOME	$25,958	$24,148	$26,618
(1)	Other segment expenses included expenses for professional fees, data processing and telecommunicates, occupancy and Pennsylvania shares tax.

The Corporation’s segment assets represent the total assets as presented on the Consolidated Balance Sheets at December 31, 2024 and 2023.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of Citizens & Northern Corporation

Wellsboro, Pennsylvania

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Citizens & Northern Corporation (the "Corporation") as of December 31, 2024, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans – Qualitative Factors

The allowance for credit losses (the “ACL”) as described in Notes 1 and 7 is an accounting estimate of expected credit losses over the estimated life of loans.  The Corporation’s loan portfolio, measured at amortized cost, is presented at the net amount expected to be collected.  Estimates of expected credit losses for loans are based on historical experience, current conditions and reasonable and supportable forecasts over the life of the loans.

The Corporation measures expected credit losses on pooled loans when similar risk characteristics exist using the weighted-average remaining maturity model, which includes an additional expected credit loss based on reasonable and supportable forecast.  The Corporation adjusts its quantitative model for certain qualitative factors that are deemed likely to cause estimated credit losses to differ from the conditions that existed for the period over which historical information was evaluated.

Auditing the qualitative factors included in the allowance for credit losses on loans was identified by us as a critical audit matter because of the extent of auditor judgment and significant audit effort to evaluate the significant subjective and complex judgments made by management related to the determination of the qualitative factors used in the calculation.

The primary procedures performed to address the critical audit matter included:

o	Testing the effectiveness of management's controls addressing the evaluation and reasonableness of the qualitative framework and its inclusion in the appropriateness of the overall calculation.
o	Testing of the effectiveness of management’s controls addressing the evaluation of the appropriateness of significant assumptions and judgements used in the determination of qualitative factors and the relevance and reliability of data used in the qualitative factors.
o	Substantive testing of the appropriateness of the qualitative framework, including evaluation of the reasonableness of the significant assumptions and judgments applied in developing the qualitative factors as well as the relevance and reliability of data used in the qualitative factors.
o	Substantive testing of the appropriateness of the calculation of qualitative factors.

/s/Crowe LLP

We have served as the Corporation’s auditor since 2024.

Columbus, Ohio

March 6, 2025

Report of Independent Registered Public Accounting Firm

To Stockholders and Board of Directors of
Citizens & Northern Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Citizens & Northern Corporation and subsidiaries (the "Corporation") as of December 31, 2023, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the Corporation's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We have served as the Corporation’s auditor from 1979 to 2024.

Pittsburgh, Pennsylvania
March 11, 2024,

Except for Note 21, as to which the date is

March 6, 2025

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

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, we concluded that, as of December 31, 2024, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013).

Crowe LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2024.

March 6, 2025	By:	/s/ J. Bradley Scovill
Date		President and Chief Executive Officer

March 6, 2025	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter 2024 that was not disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is incorporated herein by reference to disclosure under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Information Concerning Security Ownership” and “Meetings and Committees of the Board of Directors” of the Corporation’s proxy statement dated March 14, 2025 for the annual meeting of stockholders to be held on April 24, 2025.

The Corporation’s Board of Directors has adopted a Code of Ethics, available on the Corporation’s web site at www.cnbankpa.com for the Corporation’s employees, officers and directors. (The provisions of the Code of Ethics are also included in the Corporation’s employee handbook.)

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to disclosure under the captions “Compensation Discussion and Analysis” and “Executive Compensation Tables” of the Corporation’s proxy statement dated March 14, 2025 for the annual meeting of stockholders to be held on April 24, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the caption “Beneficial Ownership of Executive Officers and Directors” of the Corporation’s proxy statement dated March 14, 2025 for the annual meeting of stockholders to be held on April 24, 2025.

“Equity Compensation Plan Information” as required by Item 201(d) of Regulation S-K is incorporated by reference herein from Item 5 (Market for Registrant’s Common Equity and Related Stockholder Matters) of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning loans and deposit balances with Directors and Executive Officers is provided in Note 14 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Additional information, including information concerning director independence, is incorporated herein by reference to disclosure appearing under the captions “Director Independence” and “Related Person Transactions and Policies” of the Corporation’s proxy statement dated March 14, 2025 for the annual meeting of stockholders to be held on April 24, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning services provided by the Corporation’s independent auditor Crowe LLP, the audit committee’s pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the caption “Fees of Independent Public Accountants” of the Corporation’s proxy statement dated March 14, 2025 for the annual meeting of stockholders to be held on April 24, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1). The following consolidated financial statements are set forth in Part II, Item 8:

(a)	(2) Financial statement schedules are not applicable or included in the financial statements or related notes.

2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3.1 Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 10-Q filed May 6, 2022

3.2 By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed February 18, 2022

4. Instruments defining the rights of securities holders, including Indentures:

4.1 Indenture, dated May 19, 2021 between Citizens & Northern Corporation and UMB Bank, National Association, as trustee	Incorporated by reference to Exhibit 4.1 of the Corporation’s Form 8-K filed May 19, 2021

4.2 Form of Subordinated Note	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 of the Corporation’s Form 8-K filed May 19, 2021

4.3 Form of Senior Note	Incorporated by reference to Exhibit 4.3 of the Corporation’s Form 8-K filed May 19, 2021

4.4 Description of registrant’s securities	Incorporated by reference to Exhibit 4.(vi) of the Corporation’s Form 10-K filed February 20, 2020

9. Voting trust agreement	Not applicable

10. Material contracts:

10.1 Form of Time-Based Restricted Stock agreement dated January 31, 2025 between the Corporation and Executive Officers pursuant to the Citizens & Northern Corporation 2023 Equity Incentive Plan	Filed herewith

10.2 Form of Performance-Based Restricted Stock Agreement dated January 31, 2025 between the Corporation and Executive Officers pursuant to the Citizens & Northern Corporation 2023 Equity Incentive Plan

Filed herewith

10.3 Restricted Stock Agreement dated July 30, 2024 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with the Corporation’s Form 8-K on July 31, 2024

10.4 2025 Annual Performance Incentive Award Plan	Filed herewith

10.5 2025 Annual Performance Incentive Award Plan - Mortgage Lenders	Filed herewith

10.6 First Amendment to Deferred Compensation Agreement dated June 17, 2021	Incorporated by reference to Exhibit 10.9 filed with Corporation’s Form 10-K on February 22, 2022

10.7 Deferred Compensation Agreement dated December 17, 2015	Incorporated by reference to Exhibit 10.8 filed with Corporation’s Form 10-K on February 15, 2018

10.8 Amended and Restated Employment Agreement dated May 22, 2024 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on May 28, 2024

10.9 Second Amendment to Employment Agreement dated August 24, 2018 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on August 24, 2018

10.10 First Amendment to Employment Agreement dated June 26, 2017 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on June 27, 2017

10.11 Employment agreement dated March 2, 2015 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on February 9, 2015

10.12 Employment agreement dated September 19, 2013 between the Corporation and Mark A. Hughes	Incorporated by reference to Exhibit 10.2 filed with Corporation’s Form 8-K on September 19, 2013

10.13 Employment agreement dated September 19, 2013 between the Corporation and Harold F. Hoose, III	Incorporated by reference to Exhibit 10.3 filed with Corporation’s Form 8-K on September 19, 2013

10.14 Employment agreement dated December 18, 2019 between the Corporation and Blair T. Rush	Incorporated by reference to Exhibit 10.15 filed with Corporation’s Form 10-K on March 5, 2021

10.15 Employment agreement dated April 6, 2021 between the Corporation and Alexander Balagour	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on August 6, 2021

10.16 Employment agreement dated February 1, 2023 between the Corporation and Kelley A. Cwiklinski	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on May 5, 2023

10.17 Form of Indemnification Agreement dated September 20, 2018 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on November 1, 2018

10.18 Form of Indemnification Agreement dated January 9, 2018 between the Corporation and Tracy E. Watkins	Incorporated by reference to Exhibit 10.6 filed with Corporation’s Form 10-K on February 15, 2018

10.19 Form of Indemnification Agreement dated February 11, 2015 between the Corporation and Stan R. Dunsmore	Incorporated by reference to Exhibit 10.9 filed with Corporation’s Form 10-K on February 26, 2015

10.20 Form of Indemnification Agreement dated January 19, 2011 between the Corporation and John M. Reber	Incorporated by reference to Exhibit 10.8 filed with Corporation’s Form 10-K on March 1, 2011

10.21 Form of Indemnification Agreements dated May 2004 between the Corporation and the Directors and certain officers	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-K on March 14, 2005

10.22 Form of Indemnification Agreement dated February 16, 2021 between the Corporation and Blair T. Rush	Incorporated by reference to Exhibit 10.23 filed with Corporation’s Form 10-K on March 5, 2021

10.23 Change in Control Agreement dated January 9, 2018 between the Corporation and Tracy E. Watkins	Incorporated by reference to Exhibit 10.7 filed with Corporation’s Form 10-K on February 15, 2018

10.24 Change in Control Agreement dated March 17, 2015 between the Corporation and Stan R. Dunsmore	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on May 8, 2015

10.25 Change in Control Agreement dated January 20, 2005 between the Corporation and John M. Reber	Incorporated by reference to Exhibit 10.18 filed with Corporation’s Form 10-K on February 18, 2016

10.26 Change in Control Agreement dated December 31, 2003 between the Corporation and Thomas L. Rudy, Jr.	Incorporated by reference to Exhibit 10.2 filed with the Corporation’s Form 10-K on March 14, 2005

10.27 Fifth Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 filed with Form 8-K on December 21, 2018

10.28 Fourth Amendment to Citizens & Northern Corporation Stock Incentive Plan and Annual Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with Corporation’s Form 8-K on September 19, 2013

10.29 Third Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation’s proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.30 Second Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 filed with the Corporation’s Form 10-K on March 10, 2004

10.31 First Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with the Corporation’s Form 10-K on March 10, 2004

10.32 Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 filed with the Corporation’s Form 10-K on March 10, 2004

10.33 Second Amendment to Citizens & Northern Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 filed with Form 8-K on December 21, 2018

10.34 First Amendment to Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit B to the Corporation’s proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.35 Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation’s proxy statement dated March 19, 2001 for the annual meeting of stockholders held on April 17, 2001.

10.36 Citizens & Northern Corporation 2023 Equity Incentive Plan	Incorporated by reference to Exhibit A to the Corporation’s proxy statement dated March 10, 2023 for the annual meeting of stockholders held on April 20, 2023

10.37 Citizens & Northern Corporation Supplemental Executive Retirement Plan (as amended and restated)	Incorporated by reference to Exhibit 10.21 filed with the Corporation’s Form 10-K on March 6, 2009

10.38 Form of Indemnification Agreements dated May 24, 2018 between the Corporation and Directors Bobbi J. Kilmer, Terry L. Lehman, Frank G. Pellegrino and Aaron K. Singer	Incorporated by reference to Exhibit 10.1 filed with the Corporation’s Form 10-Q filed August 6, 2018

10.39 Form of Indemnification Agreement dated July 16, 2020 between the Corporation and Stephen M. Dorwart	Incorporated by reference to Exhibit 10.4 filed with the Corporation's Form 10-Q on August 6, 2020

10.40 Form of Indemnification Agreement dated July 16, 2020 between the Corporation and Robert G. Loughery	Incorporated by reference to Exhibit 10.5 filed with the Corporation's Form 10-Q on August 6, 2020

10.41 Form of Indemnification Agreement dated April 27, 2021 between the Corporation and Helen S. Santiago	Incorporated by reference to Exhibit 10.2 filed with the Corporation’s Form 10-Q on August 6, 2021

10.42 Form of Indemnification Agreement dated July 12, 2021 between the Corporation and Kate Shattuck	Incorporated by reference to Exhibit 10.1 filed with the Corporation’s Form 10-Q on November 8, 2021

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 3 to the Consolidated Financial Statements, which is included in Part II, Item 8 of Form 10-K

12. Statements re: computation of ratios	Not applicable

13. Annual report to security holders, Form 10-Q or quarterly report to security holders	Not applicable

14. Code of ethics

The Code of Ethics is available through the Corporation’s website at www.cnbankpa.com. To access the Code of Ethics, click on “About,” “Investor Relations,” “Corporate Governance Policies,” and “Code of Ethics.”

16. Letter re: change in certifying accountant	Not applicable

18. Letter re: change in accounting principles	Not applicable

19. Citizens & Northern Corporation Insider Trading Policy	Filed herewith

21. Subsidiaries of the registrant	Filed herewith

22. Published report regarding matters submitted to vote of security holders	Not applicable

23.1 Consent of Crowe LLP	Filed herewith

23.2 Consent of Baker Tilly US, LLP	Filed herewith

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith

31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

33. Report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

34. Attestation report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

35. Service compliance statement	Not applicable

97 Executive Compensation Recoupment Policy	Incorporated by reference to Exhibit 10.5 filed with Corporation’s Form 8-K on September 19, 2013

99. Additional exhibits	Not applicable

101.INS Inline XBRL Instance Document.	Filed herewith

101.SCH Inline XBRL Schema Document.	Filed herewith

101.CAL Inline XBRL Calculation Linkbase Document.	Filed herewith

101.DEF Inline XBRL Definition Linkbase Document.	Filed herewith

101.LAB Inline XBRL Label Linkbase Document.	Filed herewith

101.PRE Inline XBRL Presentation Linkbase Document.	Filed herewith

104. Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ J. Bradley Scovill
President and Chief Executive Officer

Date: March 6, 2025

By:	/s/ Mark A. Hughes
Treasurer and Principal Accounting Officer

Date: March 6, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS

/s/	Stephen M. Dorwart	/s/	Frank G. Pellegrino
	Stephen M. Dorwart		Frank G. Pellegrino
	Date: March 6, 2025		Date: March 6, 2025

/s/	Robert G. Loughery	/s/	Helen S. Santiago
	Robert G. Loughery		Helen S. Santiago
	Date: March 6, 2025		Date: March 6, 2025

/s/	Susan E. Hartley	/s/	J. Bradley Scovill
	Susan E. Hartley		J. Bradley Scovill
	Date: March 6, 2025		Date: March 6, 2025

/s/	Bobbi J. Kilmer	/s/	Kate Shattuck
	Bobbi J. Kilmer		Kate Shattuck
	Date: March 6, 2025		Date: March 6, 2025

/s/	Leo F. Lambert	/s/	Aaron K. Singer
	Leo F. Lambert		Aaron K. Singer
	Date: March 6, 2025		Date: March 6, 2025

/s/	Terry L. Lehman
Terry L. Lehman
Date: March 6, 2025