Form 10-Q
period 2025-09-30
CITIZENS & NORTHERN CORP
filed 2025-11-07
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	17,801,873 Shares Outstanding on November 5, 2025

X

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data) (Unaudited)

	September 30,	December 31,
(In Thousands, Except Share and Per Share Data)	2025	2024
ASSETS
Cash and due from banks:
Noninterest-bearing	$27,430	$21,110
Interest-bearing	95,660	105,064
Total cash and due from banks	123,090	126,174
Available-for-sale debt securities, at fair value	415,313	402,380

Loans receivable	1,945,107	1,895,848
Allowance for credit losses	(23,474)	(20,035)
Loans, net	1,921,633	1,875,813

Bank-owned life insurance	52,614	51,214
Accrued interest receivable	9,656	8,735
Bank premises and equipment, net	21,055	21,338
Foreclosed assets held for sale	402	181
Deferred tax asset, net	16,759	19,098
Goodwill	52,505	52,505
Core deposit intangibles, net	1,762	2,080
Other assets	49,244	51,135
TOTAL ASSETS	$2,664,033	$2,610,653

LIABILITIES
Deposits:
Noninterest-bearing	$508,475	$486,566
Interest-bearing	1,657,260	1,607,343
Total deposits	2,165,735	2,093,909
Short-term borrowings	1,489	2,488
Long-term borrowings - FHLB advances	132,894	165,451
Senior notes, net	14,952	14,899
Subordinated debt, net	24,919	24,831
Accrued interest and other liabilities	30,085	33,791
TOTAL LIABILITIES	2,370,074	2,335,369

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 30,000,000 shares;
issued 16,030,172 and outstanding 15,531,700 at September 30, 2025;
issued 16,030,172 and outstanding 15,433,494 at December 31, 2024	16,030	16,030
Paid-in capital	143,352	143,565
Retained earnings	171,733	165,778
Treasury stock, at cost; 498,472 shares at September 30, 2025 and 596,678
shares at December 31, 2024	(11,130)	(13,328)
Accumulated other comprehensive loss	(26,026)	(36,761)
TOTAL STOCKHOLDERS' EQUITY	293,959	275,284
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,664,033	$2,610,653

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income

(In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In Thousands, Except Per Share Data)	2025	2024	2025	2024
INTEREST INCOME
Interest and fees on loans:
Taxable	$29,085	$28,099	$84,639	$82,292
Tax-exempt	590	610	1,784	1,749
Income from available-for-sale debt securities:
Taxable	2,390	2,136	7,021	6,409
Tax-exempt	568	572	1,720	1,685
Other interest and dividend income	1,017	1,670	2,649	2,614
Total interest and dividend income	33,650	33,087	97,813	94,749
INTEREST EXPENSE
Interest on deposits	9,456	10,412	28,332	28,617
Interest on short-term borrowings	0	184	1	1,141
Interest on long-term borrowings - FHLB advances	1,577	1,983	5,040	5,294
Interest on senior notes, net	121	120	362	360
Interest on subordinated debt, net	233	232	698	695
Total interest expense	11,387	12,931	34,433	36,107
Net interest income	22,263	20,156	63,380	58,642
Provision for credit losses	2,163	1,207	4,753	2,726
Net interest income after provision for credit losses	20,100	18,949	58,627	55,916
NONINTEREST INCOME
Trust revenue	2,056	1,946	6,125	5,857
Brokerage and insurance revenue	490	523	1,542	1,589
Service charges on deposit accounts	1,471	1,546	4,333	4,336
Interchange revenue from debit card transactions	1,137	1,103	3,391	3,205
Net gains from sale of loans	408	360	925	786
Loan servicing fees, net	107	74	418	434
Increase in cash surrender value of life insurance	477	458	1,400	1,372
Other noninterest income	1,158	1,123	4,320	4,083
Total noninterest income	7,304	7,133	22,454	21,662
NONINTEREST EXPENSE
Salaries and employee benefits	11,293	10,875	34,119	33,460
Net occupancy and equipment expense	1,336	1,377	4,198	4,160
Data processing and telecommunications expense	1,939	1,882	5,991	5,877
Automated teller machine and interchange expense	529	510	1,319	1,470
Pennsylvania shares tax	469	433	1,435	1,300
Professional fees	445	555	1,468	1,625
Merger-related expenses	882	0	1,049	0
Other noninterest expense	2,496	2,637	8,251	7,936
Total noninterest expense	19,389	18,269	57,830	55,828
Income before income tax provision	8,015	7,813	23,251	21,750
Income tax provision	1,464	1,448	4,290	3,966
NET INCOME	$6,551	$6,365	$18,961	$17,784
EARNINGS PER COMMON SHARE - BASIC AND DILUTED	$0.42	$0.41	$1.22	$1.16

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income

(In Thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In Thousands)	2025	2024	2025	2024
Net income	$6,551	$6,365	$18,961	$17,784

Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	5,979	13,829	13,757	10,243
Reclassification adjustment for losses (gains) realized in income	0	0	0	0
Other comprehensive income on available-for-sale debt securities	5,979	13,829	13,757	10,243

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	0	0	69	394
Amortization of prior service cost, net actuarial loss and curtailment gain included in net periodic benefit cost	(21)	(22)	(65)	(532)
Other comprehensive (loss) income on pension and postretirement obligations	(21)	(22)	4	(138)

Other comprehensive income before income tax	5,958	13,807	13,761	10,105
Income tax related to other comprehensive income	(1,310)	(2,510)	(3,026)	(1,732)

Other comprehensive income, net	4,648	11,297	10,735	8,373

Comprehensive income	$11,199	$17,662	$29,696	$26,157

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	Nine Months Ended
	September 30,	September 30,
(In Thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,961	$17,784
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,753	2,726
Net amortization of securities	1,056	1,269
Increase in cash surrender value of life insurance	(1,400)	(1,372)
Depreciation and amortization of bank premises and equipment	1,676	1,632
Net accretion of acquisition accounting adjustment	(66)	(197)
Stock-based compensation	993	1,099
Deferred income taxes	(687)	(1,338)
Decrease in fair value of servicing rights	200	172
Net gains from sale of loans	(925)	(786)
Origination of loans held for sale	(31,334)	(27,070)
Proceeds from sales of loans held for sale	32,689	24,773
Decrease (increase) in accrued interest receivable and other assets	852	(3,196)
(Decrease) increase in accrued interest payable and other liabilities	(5,456)	5,340
Other	112	124
Net Cash Provided by Operating Activities	21,424	20,960
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	1,000	1,250
Proceeds from calls and maturities of available-for-sale debt securities	35,499	28,734
Purchase of available-for-sale debt securities	(35,731)	(11,516)
Redemption of Federal Home Loan Bank of Pittsburgh stock	1,596	5,991
Purchase of Federal Home Loan Bank of Pittsburgh stock	(924)	(6,748)
Purchase of Federal Reserve Bank stock	(32)	(36)
Net increase in loans	(49,839)	(45,752)
Proceeds from bank-owned life insurance	0	14,289
Purchase of premises and equipment	(1,453)	(1,554)
Proceeds from sale of foreclosed assets	58	293
Other	2	33
Net Cash Used in Investing Activities	(49,824)	(15,016)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	71,826	121,077
Net decrease in short-term borrowings	(999)	(22,448)
Proceeds from long-term borrowings - FHLB advances	0	59,386
Repayments of long-term borrowings - FHLB advances	(32,557)	(23,083)
Purchases of treasury stock	(208)	(655)
Common dividends paid	(11,746)	(11,636)
Net Cash Provided by Financing Activities	26,316	122,641
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,084)	128,585
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	123,574	52,778
CASH AND CASH EQUIVALENTS, END OF PERIOD	$121,490	$181,363
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Increase in accrued purchase of available-for-sale debt securities	$0	$911
Assets acquired through foreclosure of real estate loans	$231	$0
Leased assets obtained in exchange for new operating lease liabilities	$1,126	$187
Interest paid	$34,753	$35,134
Income taxes paid	$6,548	$4,839

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands, Except Share and Per Share Data) (Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Three Months Ended September 30, 2025	Shares	Shares	Stock	Capital	Earnings	Loss	Stock	Total
Balance, June 30, 2025	16,030,172	515,229	$16,030	$142,982	$169,521	$(30,674)	$(11,502)	$286,357
Net income					6,551			6,551
Other comprehensive income, net						4,648		4,648
Cash dividends declared on common stock, $.28 per share					(4,339)			(4,339)
Shares issued for dividend reinvestment plan		(20,886)		(61)			466	405
Forfeiture of restricted stock		4,129		94			(94)	0
Stock-based compensation expense				337				337
Balance, September 30, 2025	16,030,172	498,472	$16,030	$143,352	$171,733	$(26,026)	$(11,130)	$293,959

Three Months Ended September 30, 2024
Balance, June 30, 2024	16,030,172	654,190	$16,030	$143,352	$159,859	$(41,361)	$(14,659)	$263,221
Net income					6,365			6,365
Other comprehensive income, net						11,297		11,297
Cash dividends declared on common stock, $.28 per share					(4,304)			(4,304)
Shares issued for dividend reinvestment plan		(21,688)		(81)			484	403
Restricted stock granted		(20,000)		(448)			448	0
Stock-based compensation expense				383				383
Treasury stock purchases		3,538					(60)	(60)
Balance, September 30, 2024	16,030,172	616,040	$16,030	$143,206	$161,920	$(30,064)	$(13,787)	$277,305

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Nine Months Ended September 30, 2025	Shares	Shares	Stock	Capital	Earnings	Loss	Stock	Total
Balance, December 31, 2024	16,030,172	596,678	$16,030	$143,565	$165,778	$(36,761)	$(13,328)	$275,284
Net income					18,961			18,961
Other comprehensive income, net						10,735		10,735
Cash dividends declared on common stock, $.84 per share					(13,006)			(13,006)
Shares issued for dividend reinvestment plan		(59,629)		(130)			1,330	1,200
Restricted stock granted		(55,661)		(1,243)			1,243	0
Forfeiture of restricted stock		7,351		167			(167)	0
Stock-based compensation expense				993				993
Purchase of restricted stock for tax withholding		9,733					(208)	(208)
Balance, September 30, 2025	16,030,172	498,472	$16,030	$143,352	$171,733	$(26,026)	$(11,130)	$293,959

Nine Months Ended September 30, 2024
Balance, December 31, 2023	16,030,172	735,037	$16,030	$144,388	$157,028	$(38,437)	$(16,628)	$262,381
Net income					17,784			17,784
Other comprehensive loss, net						8,373		8,373
Cash dividends declared on common stock, $.84 per share					(12,892)			(12,892)
Shares issued for dividend reinvestment plan		(64,476)		(237)			1,452	1,215
Restricted stock granted		(92,860)		(2,094)			2,094	0
Forfeiture of restricted stock		2,076		50			(50)	0
Stock-based compensation expense				1,099				1,099
Purchase of restricted stock for tax withholding		10,229					(212)	(212)
Treasury stock purchases		26,034					(443)	(443)
Balance, September 30, 2024	16,030,172	616,040	$16,030	$143,206	$161,920	$(30,064)	$(13,787)	$277,305

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

Operating results reported for the nine-month period ended September 30, 2025 might not be indicative of the results for the year ending December 31, 2025. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands, Except Share and Per Share Data)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Net income	$6,551	$6,365	$18,961	$17,784
Less: Dividends and undistributed earnings allocated to participating securities	(53)	(54)	(153)	(140)
Net income attributable to common shares	$6,498	$6,311	$18,808	$17,644
Weighted-average common shares outstanding	15,398,262	15,267,120	15,371,733	15,254,124
Earnings per common share - Basic and Diluted	$0.42	$0.41	$1.22	$1.16
Weighted-average nonvested restricted shares outstanding	126,451	131,302	125,204	121,035

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended September 30, 2025
Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$5,979	$(1,314)	$4,665
Reclassification adjustment for (gains) realized in income	0	0	0
Other comprehensive income from available-for-sale debt securities	5,979	(1,314)	4,665
Unfunded pension and postretirement obligations:
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(21)	4	(17)
Other comprehensive loss on unfunded retirement obligations	(21)	4	(17)
Total other comprehensive income	$5,958	$(1,310)	$4,648

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended September 30, 2024
Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$13,829	$(2,515)	$11,314
Reclassification adjustment for (gains) realized in income	0	0	0
Other comprehensive income from available-for-sale debt securities	13,829	(2,515)	11,314
Unfunded pension and postretirement obligations:
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(22)	5	(17)
Other comprehensive loss on unfunded retirement obligations	(22)	5	(17)
Total other comprehensive income	$13,807	$(2,510)	$11,297

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2025
Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$13,757	(3,025)	$10,732
Reclassification adjustment for (gains) realized in income	0	0	0
Other comprehensive income from available-for-sale debt securities	13,757	(3,025)	10,732
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	69	(15)	54
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(65)	14	(51)
Other comprehensive income on unfunded retirement obligations	4	(1)	3
Total other comprehensive income	$13,761	$(3,026)	$10,735

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2024
Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$10,243	$(1,761)	$8,482
Reclassification adjustment for (gains) realized in income	0	0	0
Other comprehensive income from available-for-sale debt securities	10,243	(1,761)	8,482
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	394	(83)	311
Amortization of prior service cost and net actuarial loss and curtailment gain included in net periodic benefit cost	(532)	112	(420)
Other comprehensive loss on unfunded retirement obligations	(138)	29	(109)
Total other comprehensive income	$10,105	$(1,732)	$8,373

The amounts shown in the table immediately above are included in the following line items in the consolidated statements of income:

Affected Line Item in the
Description	Consolidated Statements of Income
Amortization of prior service cost and net actuarial gain and curtailment gain included in net periodic benefit cost (before-tax)	Other noninterest expense
Income tax effect	Income tax provision

Changes in the components of accumulated other comprehensive (loss) income are as follows and are presented net of tax:

(In Thousands)	Unrealized		Accumulated
	(Losses)	Unfunded	Other
	Gains	Retirement	Comprehensive
	on Securities	Obligations	(Loss) Income
Three Months Ended September 30, 2025
Balance, beginning of period	$(31,017)	$343	$(30,674)
Other comprehensive income (loss) during three months ended September 30, 2025	4,665	(17)	4,648
Balance, end of period	$(26,352)	$326	$(26,026)

Three Months Ended September 30, 2024
Balance, beginning of period	$(41,710)	$349	$(41,361)
Other comprehensive income (loss) during three months ended September 30, 2024	11,314	(17)	11,297
Balance, end of period	$(30,396)	$332	$(30,064)

(In Thousands)	Unrealized		Accumulated
	(Losses)	Unfunded	Other
	Gains	Retirement	Comprehensive
	on Securities	Obligations	(Loss) Income
Nine Months Ended September 30, 2025
Balance, beginning of period	$(37,084)	$323	$(36,761)
Other comprehensive income during nine months ended September 30, 2025	10,732	3	10,735
Balance, end of period	$(26,352)	$326	$(26,026)

Nine Months Ended September 30, 2024
Balance, beginning of period	$(38,878)	$441	$(38,437)
Other comprehensive income (loss) during nine months ended September 30, 2024	8,482	(109)	8,373

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Balance, end of period	$(30,396)	$332	$(30,064)

4. CASH AND DUE FROM BANKS

Cash and due from banks at September 30, 2025 and December 31, 2024 include the following:

(In Thousands)	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$121,490	$123,574
Certificates of deposit	1,600	2,600
Total cash and due from banks	$123,090	$126,174

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

5. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at September 30, 2025 and December 31, 2024 are summarized as follows. No allowance for credit losses was recorded at September 30, 2025 and December 31, 2024.

(In Thousands)	September 30, 2025
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$8,052	$0	$(623)	$7,429
Obligations of U.S. Government agencies	9,436	0	(766)	8,670
Bank holding company debt securities	28,963	0	(2,672)	26,291
Obligations of states and political subdivisions:
Tax-exempt	105,922	275	(8,669)	97,528
Taxable	50,373	1	(6,512)	43,862
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	107,771	451	(6,287)	101,935
Residential collateralized mortgage obligations	54,678	52	(2,310)	52,420
Commercial mortgage-backed securities	72,433	13	(6,749)	65,697
Private label commercial mortgage-backed securities	3,471	0	0	3,471
Asset-backed securities,
Collateralized loan obligations	8,000	11	(1)	8,010
Total available-for-sale debt securities	$449,099	$803	$(34,589)	$415,313

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	December 31, 2024
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$8,067	$0	$(949)	$7,118
Obligations of U.S. Government agencies	10,154	0	(1,129)	9,025
Bank holding company debt securities	28,958	0	(3,712)	25,246
Obligations of states and political subdivisions:
Tax-exempt	111,995	238	(10,931)	101,302
Taxable	51,147	0	(8,641)	42,506
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	104,378	6	(9,970)	94,414
Residential collateralized mortgage obligations	53,389	10	(3,505)	49,894
Commercial mortgage-backed securities	73,470	0	(8,969)	64,501
Private label commercial mortgage-backed securities	8,365	9	0	8,374
Total available-for-sale debt securities	$449,923	$263	$(47,806)	$402,380

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions aggregated by length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024 for which an allowance for credit losses has not been recorded:

September 30, 2025	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$0	$0	$7,429	$(623)	$7,429	$(623)
Obligations of U.S. Government agencies	0	0	8,670	(766)	8,670	(766)
Bank holding company debt securities	0	0	26,291	(2,672)	26,291	(2,672)
Obligations of states and political subdivisions:
Tax-exempt	554	(11)	86,573	(8,658)	87,127	(8,669)
Taxable	0	0	43,289	(6,512)	43,289	(6,512)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	6,631	(32)	59,944	(6,255)	66,575	(6,287)
Residential collateralized mortgage obligations	15,224	(28)	21,952	(2,282)	37,176	(2,310)
Commercial mortgage-backed securities	861	(10)	62,464	(6,739)	63,325	(6,749)
Private label commercial mortgage-backed securities	0	0	0	0	0	0
Asset-backed securities,
Collateralized loan obligations	2,999	(1)	0	0	2,999	(1)
Total	$26,269	$(82)	$316,612	$(34,507)	$342,881	$(34,589)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2024	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$0	$0	$7,118	(949)	$7,118	$(949)
Obligations of U.S. Government agencies	0	0	9,025	(1,129)	9,025	(1,129)
Bank holding company debt securities	0	0	25,246	(3,712)	25,246	(3,712)
Obligations of states and political subdivisions:
Tax-exempt	6,581	(58)	91,316	(10,873)	97,897	(10,931)
Taxable	0	0	42,506	(8,641)	42,506	(8,641)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	22,777	(375)	69,282	(9,595)	92,059	(9,970)
Residential collateralized mortgage obligations	19,586	(156)	27,157	(3,349)	46,743	(3,505)
Commercial mortgage-backed securities	2,314	(38)	62,187	(8,931)	64,501	(8,969)
Total	$51,258	$(627)	$333,837	$(47,179)	$385,095	$(47,806)

As reflected in the table above, gross unrealized holding losses on available-for-sale debt securities totaled $34,589,000 at September 30, 2025 and $47,806,000 at December 31, 2024. At September 30, 2025, the Corporation did not have the intent to sell, nor is it more likely than not it will be required to sell, these securities before it is able to recover the amortized cost basis. The unrealized holding losses were consistent with increases in market interest rates that have occurred subsequent to the purchase of most of the securities.

At September 30, 2025 and December 31, 2024, management performed an assessment for possible credit losses of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. At September 30, 2025 and December 31, 2024, all of the Corporation’s holdings of bank holding company debt securities, obligations of states and political subdivisions, private label commercial mortgage-backed securities and collateralized loan obligations were investment grade and there have been no payment defaults.

Based on the results of the assessment, there was no ACL required on available-for-sale debt securities in an unrealized loss position at September 30, 2025 and December 31, 2024.

There were no gross realized gains and losses from the sale of available-for-sale debt securities for the three and nine months ended September 30, 2025 and 2024.

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of September 30, 2025. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	September 30, 2025
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,691	$2,679
Due from one year through five years	36,667	35,024
Due from five years through ten years	78,966	73,179
Due after ten years	84,422	72,898
Sub-total	202,746	183,780
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	107,771	101,935
Residential collateralized mortgage obligations	54,678	52,420
Commercial mortgage-backed securities	72,433	65,697
Private label commercial mortgage-backed securities	3,471	3,471
Asset-backed securities,
Collateralized loan obligations	8,000	8,010
Total	$449,099	$415,313

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

Investment securities carried at $205,194,000 at September 30, 2025 and $190,949,000 at December 31, 2024 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements.

Equity Securities

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in other assets in the consolidated balance sheets, was $14,346,000 at September 30, 2025 and $15,018,000 at December 31, 2024. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at September 30, 2025 and December 31, 2024. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

C&N Bank is a member of the Federal Reserve System.  As a member, C&N Bank is required to purchase and maintain stock in the Federal Reserve Bank of Philadelphia. There is no active market for Federal Reserve Bank stock, and it must ordinarily be redeemed by the Federal Reserve Bank of Philadelphia in order to be liquidated. C&N Bank’s investment in Federal Reserve Bank stock, included in other assets in the consolidated balance sheets, was $6,331,000 at September 30, 2025 and $6,299,000 at December 31, 2024.

The Corporation has a marketable equity security included in other assets in the consolidated balance sheets with a carrying value of $887,000 at September 30, 2025 and $863,000 at December 31, 2024, consisting exclusively of one mutual fund. There was an unrealized loss on the mutual fund of $113,000 at September 30, 2025 and $137,000 at December 31, 2024. Changes in the unrealized gains or losses on this security, which are included in other noninterest income in the consolidated statements of income, were a gain of $9,000 in the third quarter of 2025 and a gain of $31,000 in the third quarter of 2024, a gain of $24,000 in the nine-month period ended September 30, 2025 and  a gain of $18,000 in the nine-month period ended September 30, 2024.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

6. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable at September 30, 2025 and December 31, 2024 are summarized as follows:

Summary of Loans by Type

(In Thousands)

	September 30,	December 31,
	2025	2024
Commercial real estate - non-owner occupied	$765,366	$739,565
Commercial real estate - owner occupied	260,365	261,071
All other commercial loans	449,175	423,277
Residential mortgage loans	396,810	408,009
Consumer loans	73,391	63,926
Total	1,945,107	1,895,848
Less: allowance for credit losses on loans	(23,474)	(20,035)
Loans, net	$1,921,633	$1,875,813

In the table above, outstanding loan balances are presented net of deferred loan origination fees of $4,021,000 at September 30, 2025 and $4,136,000 at December 31, 2024.

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

The following tables present an analysis of past due loans as of September 30, 2025 and December 31, 2024:

(In Thousands)	As of September 30, 2025
	Past Due	Past Due
	30-89	90+ Days	Nonaccrual	Current	Total
	Days	Still Accruing	Loans	Loans	Loans
Commercial real estate - non-owner occupied	$31	$0	$6,845	$758,490	$765,366
Commercial real estate - owner occupied	717	0	4,791	254,857	260,365
All other commercial loans	272	995	9,801	438,107	449,175
Residential mortgage loans	1,278	0	4,055	391,477	396,810
Consumer loans	211	30	270	72,880	73,391
Total	$2,509	$1,025	$25,762	$1,915,811	$1,945,107

(In Thousands)	As of December 31, 2024
	Past Due	Past Due
	30-89	90+ Days	Nonaccrual	Current	Total
	Days	Still Accruing	Loans	Loans	Loans
Commercial real estate - non-owner occupied	$266	$0	$7,370	$731,929	$739,565
Commercial real estate - owner occupied	0	62	1,725	259,284	261,071
All other commercial loans	296	0	10,006	412,975	423,277
Residential mortgage loans	4,934	0	4,310	398,765	408,009
Consumer loans	162	57	431	63,276	63,926
Total	$5,658	$119	$23,842	$1,866,229	$1,895,848

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents the amortized cost of loans by credit quality indicators by year of origination as of September 30, 2025:

(In Thousands)	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial real estate - non-owner occupied
Pass	$53,250	$65,536	$107,900	$149,368	$76,627	$268,253	$0	$720,934
Special Mention	78	31	582	15,998	804	4,738	0	22,231
Substandard	0	106	840	9,782	0	11,473	0	22,201
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - non-owner occupied	$53,328	$65,673	$109,322	$175,148	$77,431	$284,464	$0	$765,366
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$9	$0	$9
Commercial real estate - owner occupied
Pass	$19,593	$24,980	$31,686	$49,970	$46,419	$71,348	$0	$243,996
Special Mention	0	360	378	829	814	5,563	0	7,944
Substandard	0	0	0	0	2,217	6,208	0	8,425
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - owner occupied	$19,593	$25,340	$32,064	$50,799	$49,450	$83,119	$0	$260,365
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0
All other commercial loans
Pass	$65,748	$42,675	$66,799	$37,466	$35,968	$43,265	$123,303	$415,224
Special Mention	19	501	36	80	28	2,509	8,359	11,532
Substandard	0	10,749	0	3,610	4,892	1,119	2,049	22,419
Doubtful	0	0	0	0	0	0	0	0
Total all other commercial loans	$65,767	$53,925	$66,835	$41,156	$40,888	$46,893	$133,711	$449,175
Year-to-date gross charge-offs	$0	$0	$0	$0	$333	$0	$253	$586
Residential mortgage loans
Pass	$26,375	$39,628	$43,545	$73,911	$46,258	$162,643	$0	$392,360
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	407	333	129	3,581	0	4,450
Doubtful	0	0	0	0	0	0	0	0
Total residential mortgage loans	$26,375	$39,628	$43,952	$74,244	$46,387	$166,224	$0	$396,810
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$5	$0	$5
Consumer loans
Pass	$2,331	$2,340	$2,031	$1,978	$557	$733	$62,870	$72,840
Special Mention	0	0	0	5	0	0	0	5
Substandard	2	4	2	0	0	65	473	546
Doubtful	0	0	0	0	0	0	0	0
Total consumer loans	$2,333	$2,344	$2,033	$1,983	$557	$798	$63,343	$73,391
Year-to-date gross charge-offs	$0	$0	$33	$40	$0	$0	$148	$221
Total Loans
Pass	$167,297	$175,159	$251,961	$312,693	$205,829	$546,242	$186,173	$1,845,354
Special Mention	97	892	996	16,912	1,646	12,810	8,359	41,712
Substandard	2	10,859	1,249	13,725	7,238	22,446	2,522	58,041
Doubtful	0	0	0	0	0	0	0	0
Total	$167,396	$186,910	$254,206	$343,330	$214,713	$581,498	$197,054	$1,945,107
Year-to-date gross charge-offs	$0	$0	$33	$40	$333	$14	$401	$821

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents the amortized cost of loans by credit quality indicators by year of origination as of December 31, 2024:

	Term Loans by Year of Origination
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial real estate - non-owner occupied
Pass	$59,708	$99,900	$161,497	$78,884	$51,851	$243,578	$0	$695,418
Special Mention	0	0	16,233	1,371	0	8,188	0	25,792
Substandard	116	0	9,928	0	0	8,311	0	18,355
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - non-owner occupied	$59,824	$99,900	$187,658	$80,255	$51,851	$260,077	$0	$739,565
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$757	$0	$757
Commercial real estate - owner occupied
Pass	$25,552	$33,533	$52,207	$49,410	$11,444	$76,558	$0	$248,704
Special Mention	0	0	0	0	0	961	0	961
Substandard	0	5,125	729	2,367	0	3,185	0	11,406
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - owner occupied	$25,552	$38,658	$52,936	$51,777	$11,444	$80,704	$0	$261,071
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0
All other commercial loans
Pass	$73,812	$74,301	$44,245	$44,367	$23,084	$30,656	$109,121	$399,586
Special Mention	533	0	2,306	2	0	0	2,147	4,988
Substandard	44	0	3,478	5,229	109	1,078	8,765	18,703
Doubtful	0	0	0	0	0	0	0	0
Total all other commercial loans	$74,389	$74,301	$50,029	$49,598	$23,193	$31,734	$120,033	$423,277
Year-to-date gross charge-offs	$0	$0	$427	$60	$21	$122	$0	$630
Residential mortgage loans
Pass	$41,450	$48,937	$80,789	$50,108	$35,601	$146,231	$0	$403,116
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	380	0	85	82	4,346	0	4,893
Doubtful	0	0	0	0	0	0	0	0
Total residential mortgage loans	$41,450	$49,317	$80,789	$50,193	$35,683	$150,577	$0	$408,009
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0
Consumer loans
Pass	$3,859	$3,441	$2,848	$1,013	$599	$679	$50,860	$63,299
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	8	4	0	0	71	544	627
Doubtful	0	0	0	0	0	0	0	0
Total consumer loans	$3,859	$3,449	$2,852	$1,013	$599	$750	$51,404	$63,926
Year-to-date gross charge-offs	$0	$69	$130	$7	$8	$1	$114	$329
Total Loans
Pass	$204,381	$260,112	$341,586	$223,782	$122,579	$497,702	$159,981	$1,810,123
Special Mention	533	0	18,539	1,373	0	9,149	2,147	31,741
Substandard	160	5,513	14,139	7,681	191	16,991	9,309	53,984
Doubtful	0	0	0	0	0	0	0	0
Total	$205,074	$265,625	$374,264	$232,836	$122,770	$523,842	$171,437	$1,895,848
Year-to-date gross charge-offs	$0	$69	$557	$67	$29	$880	$114	$1,716

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables are a summary of the Corporation’s nonaccrual loans by major categories for the periods indicated.

	September 30, 2025
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
(In Thousands)	No Allowance	with an Allowance	Loans
Commercial real estate - non-owner occupied	$6,582	$263	$6,845
Commercial real estate - owner occupied	4,791	0	4,791
All other commercial loans	9,801	0	9,801
Residential mortgage loans	4,055	0	4,055
Consumer loans	270	0	270
Total	$25,499	$263	$25,762

	December 31, 2024
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
(In Thousands)	No Allowance	with an Allowance	Loans
Commercial real estate - non-owner occupied	$7,370	$0	$7,370
Commercial real estate - owner occupied	1,467	258	1,725
All other commercial loans	10,006	0	10,006
Residential mortgage loans	4,310	0	4,310
Consumer loans	431	0	431
Total	$23,584	$258	$23,842

The Corporation recognized interest income on nonaccrual loans of $203,000 and $660,000 in the three and nine months ended September 30, 2025, respectively and $234,000 and $750,000 in the three and nine months ended September 30, 2024, respectively.

The following table represents the accrued interest receivable written off by reversing interest income during the three-month and nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In Thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Commercial real estate - non-owner occupied	$2	$0	$2	$19
Commercial real estate - owner occupied	0	0	51	10
All other commercial loans	6	79	6	197
Residential mortgage loans	5	6	13	24
Consumer loans	0	4	0	8
Total	$13	$89	$72	$258

The Corporation has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following discussion provides more detail about the types of collateral that secure collateral dependent loans:

●	Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
●	All other commercial loans include loans typically secured by business assets, including inventory, equipment and receivables. This category also included commercial construction and land loans and some commercial lines of credit that are secured by real estate.
●	Residential mortgage loans are typically secured by first mortgages, and, in some cases, could be secured by a second mortgage.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

	September 30, 2025		December 31, 2024
	Amortized		Amortized
(In Thousands)	Cost	Allowance	Cost	Allowance
Commercial real estate - non-owner occupied	$6,845	$51	$7,370	$0
Commercial real estate - owner occupied	4,791	0	6,749	122
All other commercial loans	9,801	0	16,006	0
Total	$21,437	$51	$30,125	$122

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

The following table summarizes the activity related to the allowance for credit losses for the three and nine months ended September 30, 2025 and 2024.

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Total
Balance, June 30, 2025	$13,093	$3,055	$3,891	$1,314	$346	$21,699
Charge-offs	0	0	(45)	0	(77)	(122)
Recoveries	0	0	0	1	27	28
Provision for credit losses on loans	730	176	530	394	39	1,869
Balance, September 30, 2025	$13,823	$3,231	$4,376	$1,709	$335	$23,474

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Total
Balance, December 31, 2024	$11,964	$2,844	$3,361	$1,356	$510	$20,035
Charge-offs	(9)	0	(586)	(5)	(221)	(821)
Recoveries	0	0	2	3	83	88
Provision (credit) for credit losses on loans	1,868	387	1,599	355	(37)	4,172
Balance, September 30, 2025	$13,823	$3,231	$4,376	$1,709	$335	$23,474

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Total
Balance, June 30, 2024	$12,177	$2,901	$3,678	$1,112	$514	$20,382
Charge-offs	(640)	0	(570)	0	(58)	(1,268)
Recoveries	0	0	5	1	25	31
Provision (credit) for credit losses on loans	381	(28)	311	647	(14)	1,297
Balance, September 30, 2024	$11,918	$2,873	$3,424	$1,760	$467	$20,442

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Total
Balance, December 31, 2023	$12,010	$2,116	$2,918	$1,764	$400	$19,208
Charge-offs	(757)	0	(630)	0	(297)	(1,684)
Recoveries	0	0	40	4	51	95
Provision (credit) for credit losses on loans	665	757	1,096	(8)	313	2,823
Balance, September 30, 2024	$11,918	$2,873	$3,424	$1,760	$467	$20,442

The ACL on loans individually evaluated decreased to $51,000 at September 30, 2025 from $122,000 at December 31, 2024.  At September 30, 2025, there was a loan to one borrower with a amortized cost basis of $263,000 for which an individual ACL was recorded. At December 31, 2024, there were loans to one borrower with a total amortized cost basis of $258,000 for which an individual ACL was recorded.

The ACL on loans collectively evaluated was $23,423,000 at September 30, 2025, up from $19,913,000 at December 31, 2024. The increase in the collectively evaluated portion of the ACL at September 30, 2025 as compared to December 31, 2024 included a net increase related to changes in qualitative adjustments, partially offset by a decrease in the portion of the ACL based on the WARM method estimated losses resulting partially from a reduction in the estimated average life of the portfolio. The increase in the ACL at September 30, 2025 from December 31, 2024 related to changes in qualitative adjustments included increases in estimates based on: the volume and severity of past due, nonaccrual and criticized or adversely classified loans; regional and local economic conditions; and regional values of residential housing.

Modifications Made to Borrowers Experiencing Financial Difficulty

The Corporation closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. During the three and nine months ended September 30, 2025 and September 30, 2024, the Corporation made no modifications of loans to borrowers experiencing financial difficulty.

The following table presents the performance of such loans that have been modified in the twelve-month period preceding September 30, 2025 and the twelve-month period preceding September 30, 2024 (in thousands):

(In Thousands)	Payment Status (Amortized Cost Basis)
September 30, 2025	Current or Past Due Less than 30 Days	90+ Days Past Due	Total
Commercial real estate - non-owner occupied	$2,572	$0	$2,572
Commercial real estate - owner occupied	217	0	217
Total	$2,789	$0	$2,789

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Payment Status (Amortized Cost Basis)
September 30, 2024	Current or Past Due Less than 30 Days	90+ Days Past Due	Total
Commercial real estate - non-owner occupied	$1,846	$1,357	$3,203

Included in performance of loans modified in the twelve-month period preceding September 30, 2025 table above, was one loan secured by non-owner occupied commercial real estate with an amortized cost basis of $1,781,000 that was in nonaccrual status at September 30, 2025. The Corporation had extended the maturity of that loan for 12 months in the fourth quarter 2023. In 2024, the borrower continued to experience financial difficulty, and the Corporation provided another six-month extension of the maturity. The Corporation recorded a partial charge-off of $640,000 on this loan in 2024. There was no specific ACL on this loan at September 30, 2025 and December 31, 2024.

The loan that was past due more than 90 days at September 30, 2024 in the table above was in default with its modified terms at September 30, 2024. The Corporation received payments totaling $264,000 in the twelve-month period ended September 30, 2025, all of which were applied to principal. The amortized cost basis of the loan was $1,093,000 at September 30, 2025.

The Corporation had no commitments to lend any additional funds on modified loans during the three and nine months ended September 30, 2025 and 2024, and the Corporation had no loans that defaulted during the three and nine months ended September 30, 2025 and 2024 that had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification.

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

The amortized cost of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	September 30,	December 31,
	2025	2024
Residential real estate in process of foreclosure	$433	$717

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The contract amounts of these financial instruments at September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
(In Thousands)	2025	2024
Commitments to extend credit	$426,396	$380,003
Standby letters of credit	58,653	64,586

The Corporation maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, commercial letters of credit and credit enhancement obligations related to residential mortgage loans sold with recourse, when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted through the provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. The allowance for credit losses for off-balance sheet exposures of $1,036,000 at September 30, 2025 and $455,000 at December 31, 2024, is included in accrued interest and other liabilities on the unaudited consolidated balance sheets.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet exposures for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
(In Thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Beginning Balance	$742	$683	$455	$690
Provision (credit) for unfunded commitments	294	(90)	581	(97)
Ending Balance, September 30	$1,036	$593	$1,036	$593

7. GOODWILL AND CORE DEPOSIT INTANGIBLES, NET

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. At September 30, 2025 and December 31, 2024, the net carrying value of goodwill was $52,505,000.

Information related to core deposit intangibles is as follows:

(In Thousands)	September 30,	December 31,
	2025	2024
Gross amount	$6,639	$6,639
Accumulated amortization	(4,877)	(4,559)
Net	$1,762	$2,080

Amortization expense related to core deposit intangibles is included in other noninterest expense in the consolidated statements of income, as follows:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Amortization expense	$106	$97	$318	$292

8. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	September 30,	December 31,
	2025	2024
FHLB-Pittsburgh borrowings	$0	$0
Customer repurchase agreements	1,489	2,488
Total short-term borrowings	$1,489	$2,488

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at both September 30, 2025 and December 31, 2024. The carrying value of the underlying securities was $1,490,000 at September 30, 2025 and $2,500,000 at December 31, 2024.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $1,386,299,000 at September 30, 2025 and $1,351,770,000 at December 31, 2024. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(included in other assets in the consolidated balance sheets) were $14,346,000 at September 30, 2025 and $15,018,000 at December 31, 2024. The Corporation’s total credit facility with FHLB-Pittsburgh was $973,060,000 at September 30, 2025, including an unused (available) amount of $802,213,000. At December 31, 2024, the Corporation’s total credit facility with FHLB-Pittsburgh was $938,691,000, including an unused (available) amount of $749,999,000. At September 30, 2025 and December 31, 2024, the Corporation’s use of the FHLB-Pittsburgh facility included borrowed funds (detailed below) and letters of credit totaling $27,987,000 at September 30, 2025 and $23,241,000 at December 31, 2024.  Availability on the facility is also reduced by accrued interest payable on the borrowings and by the total of the Corporation’s credit enhancement obligations on residential mortgage loans sold under the MPF Original Program.

The Corporation had available credit with other correspondent banks totaling $75,000,000 at September 30, 2025 and December 31, 2024. These lines of credit are primarily unsecured. No amounts were outstanding at September 30, 2025 or December 31, 2024.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At September 30, 2025, the Corporation had available credit in the amount of $25,228,000 on this line with no outstanding advances. At December 31, 2024, the Corporation had available credit in the amount of $18,093,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with a carrying value of $26,732,000 at September 30, 2025 and $18,881,000 at December 31, 2024.

LONG-TERM BORROWINGS – FHLB ADVANCES

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	September 30,	December 31,
	2025	2024
Loans maturing in 2025 with a weighted-average rate of 4.66%	11,959	44,516
Loans maturing in 2026 with a weighted-average rate of 4.61%	48,018	48,018
Loans maturing in 2027 with a weighted-average rate of 4.24%	34,571	34,571
Loans maturing in 2028 with a weighted-average rate of 4.30%	26,027	26,027
Loans maturing in 2029 with a weighted-average rate of 4.42%	12,319	12,319
Total long-term FHLB-Pittsburgh borrowings	$132,894	$165,451

Note: Weighted-average rates are presented as of September 30, 2025.

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

The Senior Notes were recorded, net of debt issuance costs of $337,000, at an initial carrying amount of $14,663,000. Debt issuance costs are amortized over the term of the Senior Notes as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Senior Notes totaling $18,000 in the third quarter 2025 and $53,000 for the nine-month period ended September 30, 2025 and $17,000 in the third quarter 2024 and $51,000 for the nine-month period ended September 30, 2024 was included in interest expense on senior notes, net in the unaudited consolidated statements of income.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2025 and December 31, 2024, outstanding Senior Notes are as follows:

(In Thousands)	September 30,	December 31,
	2025	2024
Senior Notes with an aggregate par value of $15,000,000; bearing interest at 2.75% with an effective interest rate of 3.23%; maturing in June 2026	$14,952	$14,899
Total carrying value	$14,952	$14,899

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

The Subordinated Notes were recorded, net of debt issuance costs of $563,000, at an initial carrying amount of $24,437,000. Debt issuance costs are amortized through June 1, 2026 as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Subordinated Notes totaling $30,000 in the third quarter 2025 and $88,000 for the nine-month period ended September 30, 2025 and $29,000 in the third quarter 2024 and $85,000 for the nine-month period ended September 30, 2024, was included in interest expense on subordinated debt, net in the unaudited consolidated statements of income.

At September 30, 2025 and December 31, 2024, the carrying amounts of subordinated debt agreements are as follows:

(In Thousands)	September 30,	December 31,
	2025	2024
Agreements with a par value of $25,000,000; bearing interest at 3.25% with an effective interest rate of 3.74%; maturing in June 2031 and redeemable at par in June 2026	$24,919	$24,831
Total carrying value	$24,919	$24,831

9. STOCK-BASED COMPENSATION PLANS

The Corporation has a stock incentive plan for selected officers and the independent directors. The first quarter 2025 restricted stock awards to employees vest ratably over three years, and the second quarter 2025 restricted stock awards to the independent directors vest over one year. Following is a summary of restricted stock awards granted in the nine-month period ended September 30, 2025:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(Dollars in Thousands)		Aggregate
		Grant
		Date
	Number of	Fair
	Shares	Value
Nine Months Ended September 30, 2025 awards:
Time-based awards to independent directors	12,700	$250
Time-based awards to employees	31,113	684
Performance-based awards to employees	11,848	261
Total	55,661	$1,195

Compensation cost related to restricted stock is recognized based on the fair value of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. Total stock-based compensation expense attributable to restricted stock awards amounted to $337,000 in the third quarter 2025 and $383,000 in the third quarter 2024. Total stock-based compensation expense attributable to restricted stock awards amounted to $993,000 in the nine-month period ended September 30, 2025 and $1,099,000 in the nine-month period ended September 30, 2024.

10. CONTINGENCIES

Class Action Litigation

On March 27, 2024, a putative class action lawsuit was filed in the US District Court for the Western District of Texas by investors in a purported Ponzi scheme operated by two individuals, one of whom maintained accounts at C&N Bank. The plaintiffs have sued C&N Bank, along with another bank, and additional law firm and accounting firm defendants. The case is styled Goldovsky, et al. v. Rauld, et al. Plaintiffs asserted claims against C&N Bank and the other bank for aiding and abetting alleged violations of the Texas Securities Act, and additional claims against the legal and accounting professionals for statutory fraud, common law fraud, negligent misrepresentation, and knowing participation in breach of fiduciary duty.

C&N Bank filed motions to dismiss the Texas case for wont of personal jurisdiction and failure to state a claim. The Plaintiffs responded to those motions. By order of the District Court judge dated March 27, 2025, C&N Bank’s motion to dismiss for wont of personal jurisdiction was granted.

Plaintiffs filed an application for certification of the Texas suit as a class action. On October 16, 2025, the District Court in Texas issued an order denying the plaintiffs’ motion for class certification.

On May 23, 2025, C&N Bank was served with a complaint filed by Goldovsky, et al in the US District Court for the Middle District of Pennsylvania. The complaint is predicated upon Texas securities law, alleging substantially the same facts and asserting the same legal arguments as in the Texas case. C&N Bank filed motions to dismiss the Pennsylvania case. Plaintiffs filed a motion to certify the case as class action.  C&N Bank filed its response brief in opposition to class certification in the Pennsylvania case on October 22, 2025.

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

The aggregate notional amount of interest rate swaps was $137,920,000 at September 30, 2025 and $141,940,000 at December 31, 2024. The Corporation originated one interest rate swap in the nine-month period ended September 30, 2025. The notional amount of the swap was $1,791,000 at September 30, 2025. Fee income on the interest swap originated in the nine-month period ended September 30, 2025 of $24,000 was included in other noninterest income in the consolidated statements of income. There were no interest rate swaps originated in the nine-month period ended September 30, 2024. There were no gross amounts of interest rate swap-related assets and liabilities not offset in the consolidated balance sheets at September 30, 2025 and December 31, 2024.

The Corporation has entered into an RPA with another institution as a means to assume a portion of the credit risk associated with a loan structure which includes a derivative instrument, in exchange for fee income commensurate with the risk assumed.  This type of derivative is referred to as an “RPA In.” In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Corporation has provided a loan structured with a derivative, the Corporation purchased an RPA from an institution participating in the facility in exchange for a fee commensurate with the risk shared. This type of derivative is referred to as an “RPA Out.”  There was an increase of $1,000 included in other noninterest income from RPAs in the third quarter 2025 and $10,000 in the nine-month period ended September 30, 2025 as compared to a decrease of $1,000, included in other noninterest income, in the third quarter 2024 and an increase of $1,000 in the nine-month period ended September 30, 2024.

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the consolidated balance sheets at September 30, 2025 and December 31, 2024:

(In Thousands)	At September 30, 2025				At December 31, 2024
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
	Amount	Value (1)	Amount	Value (2)	Amount	Value (1)	Amount	Value (2)
Interest rate swap agreements	$68,960	$1,483	$68,960	$1,483	$70,970	$2,385	$70,970	$2,385
RPA Out	6,856	3	0	0	6,957	2	0	0
RPA In	0	0	13,831	7	0	0	9,916	2

(1)	Included in other assets in the consolidated balance sheets.
(2)	Included in accrued interest and other liabilities in the consolidated balance sheets.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation’s agreements with its derivative counterparties provide that, if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. Further, if the Corporation were to fail to maintain its status as a well or adequately capitalized institution, then the counterparties could terminate the derivative positions, and the Corporation would be required to settle its obligations under the agreements. There was interest-bearing cash pledged as collateral against the Corporation’s liability related to the interest rate swaps of $1,400,000 at September 30, 2025 and $1,090,000 at December 31, 2024.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2025 and December 31, 2024, assets and liabilities measured at fair value and the valuation methods used are as follows:

	September 30, 2025
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs	Total
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$7,429	$0	$0	$7,429
Obligations of U.S. Government agencies	0	8,670	0	8,670
Bank holding company debt securities	0	26,291	0	26,291
Obligations of states and political subdivisions:
Tax-exempt	0	97,528	0	97,528
Taxable	0	43,862	0	43,862
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	101,935	0	101,935
Residential collateralized mortgage obligations	0	52,420	0	52,420
Commercial mortgage-backed securities	0	65,697	0	65,697
Private label commercial mortgage-backed securities	0	3,471	0	3,471
Asset-backed securities,
Collateralized loan obligations	0	8,010	0	8,010
Total available-for-sale debt securities	7,429	407,884	0	415,313
Marketable equity security	887	0	0	887
Servicing rights	0	0	2,839	2,839
RPA Out	0	3	0	3
Interest rate swap agreements, assets	0	1,483	0	1,483
Total recurring fair value measurements, assets	$8,316	$409,370	$2,839	$420,525

Recurring fair value measurements, liabilities:
RPA In	$0	$7	$0	$7
Interest rate swap agreements, liabilities	0	1,483	0	1,483
Total recurring fair value measurements, liabilities	$0	$1,490	$0	$1,490

Nonrecurring fair value measurements, assets:
Loans individually evaluated for credit loss, net	$0	$0	$212	$212
Foreclosed assets held for sale	0	0	402	402
Total nonrecurring fair value measurements, assets	$0	$0	$614	$614

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	December 31, 2024
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs	Total
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$7,118	$0	$0	$7,118
Obligations of U.S. Government agencies	0	9,025	0	9,025
Bank holding company debt securities	0	25,246	0	25,246
Obligations of states and political subdivisions:
Tax-exempt	0	101,302	0	101,302
Taxable	0	42,506	0	42,506
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	94,414	0	94,414
Residential collateralized mortgage obligations	0	49,894	0	49,894
Commercial mortgage-backed securities	0	64,501	0	64,501
Private label commercial mortgage-backed securities	0	8,374	0	8,374
Total available-for-sale debt securities	7,118	395,262	0	402,380
Marketable equity security	863	0	0	863
Servicing rights	0	0	2,782	2,782
RPA Out	0	2	0	2
Interest rate swap agreements, assets	0	2,385	0	2,385
Total recurring fair value measurements, assets	$7,981	$397,649	$2,782	$408,412

Recurring fair value measurements, liabilities,
RPA In	$0	$2	$0	$2
Interest rate swap agreements, liabilities	0	2,385	0	2,385
Total recurring fair value measurements, liabilities	$0	$2,387	$0	$2,387

Nonrecurring fair value measurements, assets:
Loans individually evaluated for credit loss, net	$0	$0	$136	$136
Foreclosed assets held for sale	0	0	181	181
Total nonrecurring fair value measurements, assets	$0	$0	$317	$317

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2025 and December 31, 2024, quantitative information regarding valuation techniques and the significant unobservable inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	9/30/2025	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		9/30/2025
Servicing rights	$2,839	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	123.00%	Weighted-average PSA

	Fair Value at
	12/31/2024	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2024
Servicing rights	$2,782	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	116.00%	Weighted-average PSA

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Servicing rights balance, beginning of period	$2,819	$2,720	$2,782	$2,659
Originations of servicing rights	119	91	257	195
Unrealized loss included in earnings	(99)	(129)	(200)	(172)
Servicing rights balance, end of period	$2,839	$2,682	$2,839	$2,682

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2025 and December 31, 2024, quantitative information regarding valuation techniques and the significant unobservable inputs used for nonrecurring fair value measurements using Level 3 methodologies are as follows:

(Dollars In Thousands)						Range (Weighted
		Valuation				Average)
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	9/30/2025	9/30/2025	9/30/2025	Technique	Inputs	9/30/2025

Loans individually evaluated for credit loss:
Commercial real estate - nonowner occupied	$263	$51	$212	Sales comparison	Discount to appraised value	45% (45)%
Total loans individually evaluated for credit loss	$263	$51	$212
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$246	$0	$246	Sales comparison	Discount to appraised value	1%-84% (25)%
Commercial real estate	156	0	156	Sales comparison	Discount to appraised value	18%-77% (34)%
Total foreclosed assets held for sale	$402	$0	$402

(Dollars In Thousands)						Range (Weighted
		Valuation				Average)
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2024	12/31/2024	12/31/2024	Technique	Inputs	12/31/2024

Loans individually evaluated for credit loss:
Commercial real estate - owner occupied	$258	$122	$136	Sales comparison & SBA guaranty	Discount to appraised value	95% (95)%
Total loans individually evaluated for credit loss	$258	$122	$136
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$25	$0	$25	Sales comparison	Discount to appraised value	62% (62)%
Commercial real estate	156	0	156	Sales comparison	Discount to appraised value	18%-77% (34)%
Total foreclosed assets held for sale	$181	$0	$181

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	September 30, 2025		December 31, 2024
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$121,490	$121,490	$123,574	$123,574
Certificates of deposit	Level 2	1,600	1,571	2,600	2,513
Restricted equity securities (included in other assets)	N/A	20,927	20,927	21,567	N/A
Loans, net	Level 3	1,921,633	1,856,861	1,875,813	1,789,044
Accrued interest receivable	Level 2	9,656	9,656	8,735	8,735

Financial liabilities:
Deposits with no stated maturity	Level 2	1,661,238	1,661,238	1,609,552	1,609,552
Time deposits	Level 2	504,497	502,416	484,357	484,900
Short-term borrowings	Level 2	1,489	1,489	2,488	2,488
Long-term borrowings - FHLB advances	Level 2	132,894	134,251	165,451	165,616
Senior notes, net	Level 2	14,952	14,538	14,899	13,579
Subordinated debt, net	Level 2	24,919	22,986	24,831	21,051
Accrued interest payable	Level 2	1,309	1,309	1,771	1,771

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

Segment performance is evaluated using consolidated net income.

	Three Months Ended		Nine Months Ended
(In Thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest income	$33,650	$33,087	$97,813	$94,749
Interest expense	11,387	12,931	34,433	36,107
Net interest income	22,263	20,156	63,380	58,642
Provision for credit losses	2,163	1,207	4,753	2,726
Net interest income after provision for credit losses	20,100	18,949	58,627	55,916
Other income:
Other noninterest income	7,304	7,133	22,454	21,662
Total other income	7,304	7,133	22,454	21,662
Other Noninterest Expense:
Salaries and employee benefits	11,293	10,875	34,119	33,460
Merger-related expenses	882	0	1,049	0
Other segment expenses (1)	7,214	7,394	22,662	22,368
Total noninterest expense	19,389	18,269	57,830	55,828
Income before income tax provision	8,015	7,813	23,251	21,750
Income tax provision	1,464	1,448	4,290	3,966
NET INCOME	$6,551	$6,365	$18,961	$17,784

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(1) Other segment expenses included expenses for professional fees, data processing and telecommunications, net occupancy and equipment, automated teller machine and interchange, Pennsylvania shares tax and other noninterest expenses.

The Corporation’s segment assets represent the total assets as presented in the consolidated balance sheets at September 30, 2025 and December 31, 2024.

14. SUBSEQUENT EVENT- COMPLETED MERGER

On October 1, 2025, the Corporation completed its previously announced merger with Susquehanna Community Financial, Inc.  (“Susquehanna”). Susquehanna was the parent company of Susquehanna Community Bank, with seven banking offices located in Lycoming, Northumberland, Synder and Union counties in Pennsylvania. Pursuant to the Agreement and Plan of Merger dated April 23, 2025 between the Corporation and Susquehanna, Susquehanna merged with and into the Corporation, with the Corporation as the surviving corporation in the Merger. Immediately following the completion of the Merger, Susquehanna Community Bank, the wholly owned subsidiary of Susquehanna, merged with and into the C&N Bank, with C&N Bank surviving. Upon completion of the merger, shareholders of Susquehanna became entitled to exchange each share of Susquehanna common stock owned for 0.80 shares of the Corporation’s common stock.

Based on the average of the high and low trading price of the Corporation’s common stock of $19.64 per share on October 1, 2025, the total purchase consideration is valued at approximately $44.6 million. As of September 30, 2025, Susquehanna reported total assets of $587 million, including gross loans of $400 million, total deposits of $501 million and total stockholders’ equity of $36 million. As of the date the Corporation’s September 30, 2025 financial statements are issued, some of the information required to be disclosed under U.S. GAAP was not available since, given the short period between the October 1, 2025 merger date and the financial statement issuance, the calculation of the fair value of all material Susquehanna assets acquired and liabilities assumed had not yet been completed.

In the first nine months of 2025, the Corporation incurred pre-tax merger-related expenses related to the Susquehanna transaction of $1,049,000, including expenses totaling $882,000 in the third quarter of 2025. Merger-related expenses recorded through September 30, 2025 included initial expenses related to conversion of Susquehanna’s core customer system data into the Corporation’s core system and legal and other professional expenses.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in this quarterly report on Form 10-Q are forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward-looking statements may include financial and other projections as well as statements regarding the Corporation that may include future plans, objectives, performance, revenues, growth, profits, operating expenses or the Corporation’s underlying assumptions. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the Corporation) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements are not statements of historical facts, are based on certain assumptions and describe future plans, business objectives and expectations, and are generally identifiable by the use of words such as, “may”, “would”, “will”, "should", “likely”, “possibly”, "expect", "anticipate", “intend”, “pro forma”, “estimate”, “target”, “potentially”, “probably”, “outlook”, “predict”, “contemplate”, “continue”, “strategic”, “objective”, “plan”, “forecast”, “project”, “believe” and “goal” or other similar words, phrases or concepts. Persons reading this document are cautioned that such statements are only predictions, and that the Corporation’s actual future results or performance may be materially different. A number of factors could cause our actual results, events or developments, or industry results, to be materially different from any future results, events or developments expressed, implied or anticipated by such forward-looking statements. In addition to factors previously disclosed in the reports filed by the Corporation with the SEC, including our most recent annual report on Form 10-K and subsequent filings, and those identified elsewhere in this document, the following factors, among others, could cause actual results to differ materially from forward looking statements:

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
●legislative or regulatory changes
●downturn in demand for loan, deposit and other financial services in the Corporation’s market area
●increased competition from other banks and non-bank providers of financial services
●	technological changes and increased technology-related costs
●	information security breaches or other technology difficulties or failures
●	changes in, or the application of, generally accepted accounting principles with respect to the presentation of the Corporation’s financial statements
●	fraud and cyber malfunction risks as usage of artificial intelligence continues to expand
●	integration efforts between the Corporation and Susquehanna Community Financial, Inc., (“Susquehanna”) may divert the attention of the management teams of the Corporation and Susquehanna and cause a loss in the momentum of their ongoing businesses
●	success of the Corporation in Susquehanna’s geographic market area will require the Corporation to attract and retain key personnel in the market and to differentiate the Corporation from its competitors in the market.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. All forward-looking statements and information made herein are based on management’s current beliefs and assumptions as of the date of filing of this document. The Corporation does not undertake to update forward-looking statements.

RECENTLY COMPLETED MERGER

On October 1, 2025, C&N completed its previously announced merger with Susquehanna. Susquehanna was the parent company of Susquehanna Community Bank, with seven banking offices located in Lycoming, Northumberland, Synder and Union counties in Pennsylvania. Pursuant to the Agreement and Plan of Merger dated April 23, 2025 between the Corporation and Susquehanna, Susquehanna merged with and into the Corporation, with the Corporation as the surviving corporation in the Merger. Immediately following the completion of the Merger, Susquehanna Community Bank, the wholly owned subsidiary of Susquehanna, merged with and into C&N Bank, with C&N Bank surviving. Upon completion of the merger, shareholders of Susquehanna became entitled to exchange each share of Susquehanna common stock owned for 0.80 shares of the Corporation’s common stock.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Based on the average of the high and low trading price of the Corporation’s common stock of $19.64 per share on October 1, 2025, the total purchase consideration in the merger is valued at approximately $44.6 million. As of September 30, 2025, Susquehanna reported total assets of $587 million, including gross loans of $400 million, total deposits of $501 million and total stockholders’ equity of $36 million. As of the date the Corporation’s September 30, 2025 financial statements are issued, some of the information required to be disclosed under U.S. GAAP was not available since, given the short period between the October 1, 2025 merger date and the financial statement issuance, the calculation of the fair value of all material Susquehanna assets acquired and liabilities assumed had not yet been completed.

In the first nine months of 2025, the Corporation incurred pre-tax merger-related expenses related to the Susquehanna transaction of $1,049,000, including expenses totaling $882,000 in the third quarter of 2025. Management estimates total pre-tax merger-related expenses associated with the Susquehanna transaction will be approximately $7.5 million, with most of the expenses expected to be incurred in the fourth quarter of 2025. Merger-related expenses will include expenses related to conversion of Susquehanna’s core customer system data into the Corporation’s core system, severance and similar expenses and legal and other professional expenses.

EARNINGS OVERVIEW

Third Quarter 2025 as Compared to Third Quarter 2024

Third quarter 2025 net income was $6,551,000, or $0.42 per diluted share, as compared to $6,365,000, or $0.41 per diluted share, in the third quarter 2024. Excluding the effects of merger-related expenses, net of taxes, of $697,000, adjusted earnings (non-GAAP) per share were $0.47 per diluted share for the third quarter 2025. See “Reconciliation of Net Income and Diluted Earnings Per Share to Non-GAAP Measure” for additional information. Other significant variances were as follows:

●	Net interest income of $22,263,000 in the third quarter 2025 was $2,107,000 higher than in the third quarter 2024. The net interest margin increased to 3.62% in the third quarter 2025 from 3.29% in the third quarter 2024. The interest rate spread increased 0.39%, as the average yield on earning assets increased 0.08% while the average rate on interest-bearing liabilities decreased 0.31%. Average total deposits increased $41,554,000 despite a decrease in average brokered deposits of $53,846,000 and average total borrowed funds decreased $56,519,000. Average total earning assets increased $1,585,000 from the third quarter 2024, as average total loans receivable increased $37,761,000, or 2.0%, while average interest-bearing due from banks decreased $31,228,000 or 26.0%.

●	The provision for credit losses was $2,163,000 for the third quarter 2025, compared to a provision for credit losses of $1,207,000 in the third quarter 2024. The provision for the third quarter 2025 included a provision related to loans receivable of $1,869,000 and a provision related to off-balance sheet exposures of $294,000. The provision in the third quarter of 2025 mainly resulted from increases in the allowance for credit losses (“ACL”) related to changes in qualitative factors partially offset by a decrease resulting from changes in an economic forecast. Net charge-offs totaled $94,000, or 0.02% (annualized) of average loans receivable, in the third quarter of 2025 as compared to $1,237,000, or 0.26% (annualized) of average loans receivable, in the third quarter of 2024. The ACL as a percentage of gross loans receivable was 1.21% at September 30, 2025, an increase from 1.08% at September 30, 2024.

●	Noninterest income of $7,304,000 in the third quarter 2025 increased $171,000 from the third quarter 2024 result, including trust revenue of $2,056,000 which increased $110,000, or 5.7%, reflecting an increase in estate and pension fees.

●	Noninterest expense totaled $19,389,000 in the third quarter of 2025, an increase of $1,120,000 from $18,269,000 in third quarter of 2024. Excluding merger-related expenses of $882,000, non-interest expense totaled $18,507,000 in the third quarter of 2025, an increase of $238,000 from the third quarter of 2024 result. Significant variances included the following:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

➢	Salaries and employee benefits expense of $11,293,000 increased $418,000 from the third quarter of 2024 including increases of $172,000 in health insurance expense, $150,000 in cash and stock-based compensation and an increase in base salaries expense of $77,000, or 1.0%.
➢	Other noninterest expense of $2,496,000 decreased $141,000 from the third quarter 2024 as legal fees and expenses totaled $60,000, a decrease of $158,000 from $218,000 in the third quarter of 2024.

Nine Months Ended September 30, 2025 as Compared to Nine Months Ended September 30, 2024

Net income for the nine-month period ended September 30, 2025 was $18,961,000, or $1.22 per diluted share, as compared to $17,784,000, or $1.16 per diluted share, for the first nine months of 2024. Excluding the impact of merger-related expenses, net of taxes of $850,000, adjusted earnings (non-GAAP) for the first nine months of 2025 were $19,811,000, or $1.28 per diluted share. See “Reconciliation of Net Income and Diluted Earnings Per Share to Non-GAAP Measure” for additional information Other significant variances were as follows:

●	Net interest income totaled $63,380,000 in the nine months ended September 30, 2025, an increase of $4,738,000 from the total for the first nine months of 2024. The net interest margin was 3.51% for the first nine months of 2025, up from 3.30% in the corresponding period of 2024. The interest rate spread increased 0.23%, as the average rate on interest-bearing liabilities was 0.14% lower while the average yield on earning assets increased 0.09%. Average total earning assets increased $37,834,000, including an increase in average loans receivable of $32,050,000, or 1.7%, and an increase in interest-bearing due from banks of $13,434,000. Average total deposits increased $58,280,000, or 2.9%, despite a $57,141,000 reduction in average brokered deposits to $13,287,000 for the first nine months of 2025 as compared to $70,428,000 for the first nine months of 2024, while average total borrowed funds decreased $44,150,000.

●	For the nine months ended September 30, 2025, the provision for credit losses was $4,753,000, an increase of $2,027,000 from the provision for the first nine months of 2024. The provision in the nine months ended September 30, 2025 included the impact of increases in the ACL related to changes in qualitative factors partially offset by a reduction related to changes in the Corporation’s average net charge-off experience. In the first nine months of 2025, the ACL on loans receivable increased $3,439,000 to 1.21% at September 30, 2025 as compared to 1.06% at December 31, 2024. Net charge-offs totaled $733,000, or 0.05% (annualized) of average loans receivable for the nine months ended September 30, 2025 compared to $1,589,000, or 0.11% (annualized) of average loans receivable for the first nine months of 2024.

●	Noninterest income totaled $22,454,000 in the first nine months of 2025, up $792,000 from the total for the first nine months of 2024. Significant variances included the following:

➢	Trust revenue of $6,125,000 increased $268,000, consistent with appreciation in the trading prices of many U.S. equity securities and included an increase in estate fees.

➢	Other noninterest income of $4,320,000 increased $237,000, including increases in credit enhancement fees of $69,000, income from merchant services of $55,000, income from tax credits related to donations of $51,000 and letter of credit fees of $50,000.

➢	Interchange revenue from debit card transactions of $3,391,000 increased $186,000, including an increase in volume-related incentive income.

➢	Net gains from sale of loans of $925,000 increased $139,000, reflecting an increase in volume of residential mortgage loans sold.

●	Noninterest expense totaled $57,830,000 for the first nine months of 2025, an increase of $2,002,000 from $55,828,000for the first nine months of 2024. Excluding merger-related expenses of $1,049,000, non-interest expense

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

totaled $56,781,000 for the first nine months of 2025, an increase of $953,000 from the total for the first nine months of 2024. Significant variances included the following:

➢	Salaries and employee benefits expense of $34,119,000 increased $659,000, including increases of $548,000 in cash-and stock-based incentive compensation and $137,000 in wealth management-related commissions, while base salaries decreased $52,000.

➢	Other noninterest expense of $8,251,000 increased $315,000. Within this category, significant variances included the following:
◾	In 2025, there was a reduction in expense associated with the defined benefit postretirement medical benefit plan of $49,000. In comparison, in 2024, there was a reduction in expense of $513,000 related to the defined benefit postretirement medical benefit plan, including a curtailment gain of $469,000. In addition, pension costs from a frozen defined benefit plan increased $93,000 to $109,000 in 2025 from $14,000 in 2024, primarily from a settlement charge of $87,000 in 2025, and net collection expense increased $60,000 to $38,000 in 2025 as compared to net recoveries of $22,000 in 2024.
◾	Legal fees totaled $199,000 in the first nine months of 2025, a decrease of $292,000 from 2024.
●	The income tax provision of $4,290,000, or 18.5% of pre-tax income for 2025 increased $324,000 from $3,966,000, or 18.2% of pre-tax income, for 2024. The increase in income tax provision was consistent with the increase in pre-tax income of $1,501,000.

The following table provides a reconciliation of the Corporation’s third quarter and September 30, 2025 year-to-date unaudited earnings results under U.S. generally accepted accounting principles (U.S. GAAP) to comparative non-U.S. GAAP results excluding merger-related expenses.  Management believes disclosure of unaudited third quarter and September 30, 2025 earnings results, adjusted to exclude the impact of merger-related expenses, provides useful information for comparative purposes.

RECONCILIATION OF NET INCOME AND DILUTED EARNINGS PER SHARE TO NON-GAAP MEASURE:

	Three Months Ended		Nine Months Ended
(Dollars In Thousands, Except Per Share Data)	September 30,	September 30,	September 30,	September 30,
(Unaudited)	2025	2024	2025	2024
Calculation of Adjusted Net Income:
Net Income (GAAP) (A)	$6,551	$6,365	$18,961	$17,784
Add: Merger-related expenses (B)	882	0	1,049	0
Less: Tax effect of merger-related expenses (C)	(185)	0	(199)	0
Adjusted Net Income (D=A+B-C) - Non-GAAP	$7,248	$6,365	$19,811	$17,784
Adjusted Net Income Attributable to Common Shares - Non-GAAP	$7,189	$6,311	$19,651	$17,644

Number of Shares Used in Computation - Basic and Diluted	15,398,262	15,267,120	15,371,733	15,254,124
Net Income- Basic and Diluted per Common Share - GAAP	$0.42	$0.41	$1.22	$1.16
Adjusted Net Income- Basic and Diluted Per Common Share - Non-GAAP	$0.47	$0.41	$1.28	$1.16

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE I – QUARTERLY FINANCIAL DATA

(Dollars In Thousands,	For the Three Months Ended :
Except Per Share Data)	September 30,	June 30,	March 31,	December 31,	September 30,
(Unaudited)	2025	2025	2025	2024	2024
Interest and dividend income	$33,650	$32,454	$31,709	$33,329	$33,087
Interest expense	11,387	11,312	11,734	12,856	12,931
Net interest income	22,263	21,142	19,975	20,473	20,156
Provision (credit) for credit losses	2,163	2,354	236	(531)	1,207
Net interest income after provision (credit) for credit losses	20,100	18,788	19,739	21,004	18,949
Noninterest income	7,304	8,142	7,008	7,547	7,133
Merger-related expenses	882	167	0	0	0
Other noninterest expenses	18,507	19,231	19,043	18,430	18,269
Income before income tax provision	8,015	7,532	7,704	10,121	7,813
Income tax provision	1,464	1,415	1,411	1,947	1,448
Net income	$6,551	$6,117	$6,293	$8,174	$6,365
Net income attributable to common shares	$6,498	$6,068	$6,242	$8,103	$6,311
Basic and diluted earnings per common share	$0.42	$0.40	$0.41	$0.53	$0.41

NONINTEREST INCOME

TABLE II – COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)	Three Months Ended
	September 30,		$	%
	2025	2024	Change	Change
Trust revenue	$2,056	$1,946	$110	5.7%
Brokerage and insurance revenue	490	523	(33)	(6.3)%
Service charges on deposit accounts	1,471	1,546	(75)	(4.9)%
Interchange revenue from debit card transactions	1,137	1,103	34	3.1%
Net gains from sales of loans	408	360	48	13.3%
Loan servicing fees, net	107	74	33	44.6%
Increase in cash surrender value of life insurance	477	458	19	4.1%
Other noninterest income	1,158	1,123	35	3.1%
Total noninterest income	$7,304	$7,133	$171	2.4%

(Dollars in Thousands)	Nine Months Ended
	September 30,		$	%
	2025	2024	Change	Change
Trust revenue	$6,125	$5,857	$268	4.6%
Brokerage and insurance revenue	1,542	1,589	(47)	(3.0)%
Service charges on deposit accounts	4,333	4,336	(3)	(0.1)%
Interchange revenue from debit card transactions	3,391	3,205	186	5.8%
Net gains from sales of loans	925	786	139	17.7%
Loan servicing fees, net	418	434	(16)	(3.7)%
Increase in cash surrender value of life insurance	1,400	1,372	28	2.0%
Other noninterest income	4,320	4,083	237	5.8%
Total noninterest income	$22,454	$21,662	$792	3.7%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST EXPENSE

TABLE III - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)	Three Months Ended
	September 30,		$	%
	2025	2024	Change	Change
Salaries and employee benefits	$11,293	$10,875	$418	3.8%
Net occupancy and equipment expense	1,336	1,377	(41)	(3.0)%
Data processing and telecommunications expense	1,939	1,882	57	3.0%
Automated teller machine and interchange expense	529	510	19	3.7%
Pennsylvania shares tax	469	433	36	8.3%
Professional fees	445	555	(110)	(19.8)%
Other noninterest expense	2,496	2,637	(141)	(5.3)%
Total noninterest expense, excluding merger-related expenses	18,507	18,269	238	1.3%
Merger-related expenses	882	0	882	0.0%
Total noninterest expense	$19,389	$18,269	$1,120	6.1%

(Dollars in Thousands)	Nine Months Ended
	September 30,		$	%
	2025	2024	Change	Change
Salaries and employee benefits	34,119	$33,460	$659	2.0%
Net occupancy and equipment expense	4,198	4,160	38	0.9%
Data processing and telecommunications expense	5,991	5,877	114	1.9%
Automated teller machine and interchange expense	1,319	1,470	(151)	(10.3)%
Pennsylvania shares tax	1,435	1,300	135	10.4%
Professional fees	1,468	1,625	(157)	(9.7)%
Other noninterest expense	8,251	7,936	315	4.0%
Total noninterest expense, excluding merger-related expenses	56,781	55,828	953	1.7%
Merger-related expenses	1,049	0	1,049	0.0%
Total noninterest expense	$57,830	$55,828	$2,002	3.6%

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables IV, V and VI include information regarding the Corporation’s net interest income for the three-month and nine-month periods ended September 30, 2025 and 2024. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Management believes presentation of net interest income on a fully taxable-equivalent basis, which is a non-GAAP financial measure, provides investors with meaningful information for purposes of comparing returns on tax-exempt securities and loans with returns on taxable securities and loans. Accordingly, the amount of net interest income on a fully taxable-equivalent basis reflected in these tables exceed the net interest income amounts presented in the consolidated financial statements. A reconciliation of net interest income on a fully taxable-equivalent basis to the closest GAAP financial measure is included with Table IV. The discussion that follows is based on amounts in the related tables.

Three-Month Periods Ended September 30, 2025 and 2024

Fully taxable equivalent net interest income (a non-GAAP measure) was $22,481,000 in the third quarter of 2025, $2,120,000 (10.4%) higher than in the third quarter of 2024. The increase in net interest income reflected an increase in interest income of $576,000 and a decrease in interest expense of $1,544,000. As presented in Table V, the Net Interest Margin was 3.62% in the third quarter 2025 as compared to 3.29% in the third quarter 2024, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) increased to 2.94% in 2025 from 2.55% in 2024. The average yield on earning assets of 5.46% was 0.08% higher in 2025 compared to 2024, and the average rate on interest-bearing liabilities of 2.52% in 2025 was 0.31% lower. Additionally, average total deposits increased $41,554,000 despite a decrease in average brokered deposits of $53,846,000 and total average borrowed funds decreased $56,519,000. Average total earning assets increased $1,585,000 from the third quarter 2024, as average total loans receivable increased $37,761,000 while average interest-bearing due from banks decreased $31,228,000. As presented in Table VI, the net impact of changes in interest rates increased net interest income in the third quarter 2025 as compared to third quarter 2024 by $1,483,000 and changes in volume of earning assets and interest-bearing liabilities increased net interest income by $637,000.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $33,868,000 in 2025, an increase of $576,000, or 1.7%, from 2024.

Interest and fees from loans receivable increased $964,000 in 2025 as compared to 2024. The fully taxable equivalent yield on loans in 2025 increased to 6.14% from 6.08% in 2024, reflecting the effects of gradual paydowns on loans originated prior to interest rates rising in 2022 and 2023 with more recent loans originated at higher market rates. Average outstanding loans receivable increased $37,761,000, or 2.0% to $1,926,231,000 in 2025 from $1,888,470,000 in 2024.

Income from interest-bearing due from banks totaled $982,000 in 2025, a decrease of $640,000 from the total for 2024.  Within this category, the largest asset balance in 2025 and 2024 has been interest-bearing deposits held with the Federal Reserve. The average yield on interest-bearing due from banks was 4.39% in 2025, down from 5.38% in 2024. The average balance of interest-bearing due from banks was $88,657,000 in 2025, down $31,228,000 from $119,885,000 in 2024. The net decrease in average interest-bearing due from banks for 2025 as compared to 2024 reflected net uses of cash for loan growth and a decrease in borrowed funds partially offset by net sources of cash from deposit growth and a reduction in average available-for-sale debt securities.

Interest income from available-for-sale debt securities, on a fully taxable-equivalent basis, totaled $3,039,000 in 2025, up $265,000 from 2024, as the average yield on available-for-sale debt securities was 2.71% in 2025, up from 2.45% in 2024. The average balance (at amortized cost) of available-for-sale debt securities decreased $4,681,000 between periods.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense decreased $1,544,000 to $11,387,000 in 2025 from $12,931,000 in 2024.

Interest expense on deposits decreased $956,000, as the average rate decreased to 2.32% in 2025 from 2.62% in 2024 while the average balance of interest-bearing deposits increased $31,611,000. Average total deposits (interest-bearing and noninterest-bearing) increased $41,554,000 or 2.0% in the third quarter of 2025 as compared to 2024. Within average deposits, average brokered deposits were $4,936,000 at an average rate of 4.18% in the third quarter of 2025 as compared to $58,782,000 at an average rate of 5.28% in the third quarter of 2024. In comparing the third quarter 2025 to the third quarter 2024, average total money market accounts increased $20,274,000, average time deposits increased $13,341,000, average noninterest-bearing demand deposits increased $9,943,000  and average interest checking deposits increased $1,716,000 while average savings deposits decreased $3,720,000.

Interest expense on borrowed funds decreased $588,000 in 2025 as compared to 2024. Interest expense on short-term borrowings was less than $1,000 in the third quarter 2025 compared to $184,000 in the third quarter 2024 as the average balance of short-term borrowings decreased to $658,000 in 2025 from $15,038,000 in 2024. Interest expense on long-term borrowings (FHLB advances) decreased $406,000 to $1,577,000 in 2025 from $1,983,000 in 2024. The average balance of long-term borrowings was $138,749,000 in 2025, down from an average balance of $181,075,000 in 2024. The average rate on long-term borrowings was 4.51% in 2025 compared to 4.36% in 2024. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations.

More information regarding borrowed funds is provided in Note 8 to the unaudited consolidated financial statements.

Nine Month Periods Ended September 30, 2025 and 2024

For the nine-month periods, fully taxable equivalent net interest income was $64,029,000 in 2025, which was $4,785,000 or 8.1% higher than in 2024. The increase in net interest income reflected an increase in interest income of $3,111,000 and a decrease in interest expense of $1,674,000. As presented in Table VI, the net impact of changes in interest rates increased net interest income for the nine months ended September 30, 2025 over the nine months ended September 30, 2024 by $3,362,000 and the net impact of changes in volume of earning assets and interest-bearing liabilities increased net interest income by $1,423,000. As presented in Table V, the Net Interest Margin was 3.51% in the first nine months of 2025 as compared to 3.30% in the first nine months of 2024, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) increased to 2.83% in 2025 from 2.60% in 2024. The average yield on earning assets of 5.40% was 0.09% higher in 2025 as compared to 2024, while the average rate on interest-bearing liabilities of 2.57% in 2025 was 0.14% lower compared to 2024.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $98,462,000 in 2025, an increase of $3,111,000 from 2024.

Interest and fees from loans receivable increased $2,396,000 in 2025 as compared to 2024. In the nine-month period ended September 30, 2025, the fully taxable equivalent yield on loans was 6.08%, up from 6.01% in the first nine months of 2024, reflecting the effects of gradual paydowns on loans originated prior to interest rates rising in 2022 and 2023 with more recent loans originated at higher market rates. Average outstanding loans receivable increased $32,050,000 or 1.7% to $1,909,126,000 in 2025 from $1,877,076,000 in 2024.

Income from interest-bearing due from banks totaled $2,558,000 in 2025, an increase of $37,000 from 2024. The average balance of interest-bearing due from banks was $78,883,000 in 2025, up from $65,449,000 in 2024. Within this category, the largest asset balance in 2025 and 2024 has been interest-bearing deposits held with the Federal Reserve. The average yield on interest-bearing due from banks was 4.34% in 2025, down from 5.15% in 2024.

Interest income from available-for-sale debt securities, on a fully taxable-equivalent basis, totaled $8,976,000 in 2025, up $680,000 from 2024, as the average yield on available-for-sale debt securities was 2.68% in 2025, up from 2.43% in 2024. The average balance (at amortized cost) of available-for-sale debt securities decreased to $448,032,000 in 2025 from $455,944,000 in 2024.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

For the nine-month periods, interest expense decreased $1,674,000 to $34,433,000 in 2025 from $36,107,000 in 2024.

Interest expense on deposits decreased $285,000, as the average rate on interest-bearing deposits was 2.37% in 2025 and 2.48% in 2024. The average balance of interest-bearing deposits increased $54,971,000. Average total deposits (interest-bearing and noninterest-bearing) amounted to $2,092,615,000 for the first nine months of 2025, up $58,280,000 or 2.9% from the first nine months of 2024. Within average total deposits, average brokered deposits (primarily time and money market) were $13,287,000 with an average interest rate of 4.63% in 2025, down from $70,428,000 with an average interest rate of 5.24% in 2024. Average time deposits increased $35,528,000, average interest checking deposits increased $17,102,000, average money market accounts increased $12,318,000 and average noninterest-bearing demand deposits increased $3,309,000, while average balance of savings accounts decreased $9,977,000.

Interest expense on borrowed funds decreased $1,389,000 in 2025 as compared to 2024. Interest expense on short-term borrowings of $1,000 in 2025 was down from $1,141,000 in 2024 as the average balance of short-term borrowings decreased to $1,010,000 in 2025 from $29,086,000 in 2024. The average rate on short-term borrowings was 0.13% in 2025 compared to 5.24% in 2024. Interest expense on long-term borrowings (FHLB advances) decreased $254,000 to $5,040,000 in 2025 from $5,294,000 in 2024. The average rate on long-term borrowings was 4.49% in 2025 compared to 4.25% in 2024 while the average balance of long-term borrowings decreased to  $150,195,000 in 2025 from $166,454,000 in 2024. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations.

More information regarding borrowed funds is provided in Note 8 to the unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(In Thousands)	2025	2024	(Decrease)	2025	2024	(Decrease)
INTEREST INCOME
Interest-bearing due from banks	$982	$1,622	$(640)	$2,558	$2,521	$37
Available-for-sale debt securities:
Taxable	2,390	2,136	254	7,021	6,409	612
Tax-exempt	649	638	11	1,955	1,887	68
Total available-for-sale debt securities	3,039	2,774	265	8,976	8,296	680
Loans receivable:
Taxable	29,085	28,099	986	84,639	82,292	2,347
Tax-exempt	727	749	(22)	2,198	2,149	49
Total loans receivable	29,812	28,848	964	86,837	84,441	2,396
Other earning assets	35	48	(13)	91	93	(2)
Total Interest Income	33,868	33,292	576	98,462	95,351	3,111

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	2,770	3,240	(470)	8,205	8,882	(677)
Money market	2,034	2,159	(125)	5,963	6,256	(293)
Savings	50	50	0	148	157	(9)
Time deposits	4,602	4,963	(361)	14,016	13,322	694
Total interest-bearing deposits	9,456	10,412	(956)	28,332	28,617	(285)
Borrowed funds:
Short-term	0	184	(184)	1	1,141	(1,140)
Long-term - FHLB advances	1,577	1,983	(406)	5,040	5,294	(254)
Senior notes, net	121	120	1	362	360	2
Subordinated debt, net	233	232	1	698	695	3
Total borrowed funds	1,931	2,519	(588)	6,101	7,490	(1,389)
Total Interest Expense	11,387	12,931	(1,544)	34,433	36,107	(1,674)

Net Interest Income	$22,481	$20,361	$2,120	$64,029	$59,244	$4,785

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis (a non-GAAP measure), using the Corporation’s marginal federal income tax rate of 21%. The following table reconciles net interest income under U.S. GAAP as compared to net interest income as adjusted to a fully taxable-equivalent basis.

(In Thousands)	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
	2025	2024	(Decrease)	2025	2024	(Decrease)
Net Interest Income Under U.S. GAAP	$22,263	$20,156	$2,107	$63,380	$58,642	$4,738
Add: fully taxable-equivalent interest income adjustment from tax-exempt securities	81	66	15	235	202	33
Add: fully taxable-equivalent interest income adjustment from tax-exempt loans	137	139	(2)	414	400	14
Net Interest Income as adjusted to a fully taxable-equivalent basis - Non-GAAP	$22,481	$20,361	$2,120	$64,029	$59,244	$4,785

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - Analysis of Average Daily Balances and Rates

(Dollars in Thousands)	Three Months		Three Months		Nine Months		Nine Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	9/30/2025	Return/	9/30/2024	Return/	9/30/2025	Return/	9/30/2024	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Interest-bearing due from banks	$88,657	4.39%	$119,885	5.38%	$78,883	4.34%	$65,449	5.15%
Available-for-sale debt securities, at amortized cost:
Taxable	337,101	2.81%	336,246	2.53%	338,390	2.77%	342,677	2.50%
Tax-exempt	107,978	2.38%	113,514	2.24%	109,642	2.38%	113,267	2.23%
Total available-for-sale debt securities	445,079	2.71%	449,760	2.45%	448,032	2.68%	455,944	2.43%
Loans receivable:
Taxable	1,841,875	6.26%	1,797,224	6.22%	1,821,817	6.21%	1,787,982	6.15%
Tax-exempt	84,356	3.42%	91,246	3.27%	87,309	3.37%	89,094	3.22%
Total loans receivable	1,926,231	6.14%	1,888,470	6.08%	1,909,126	6.08%	1,877,076	6.01%
Other earning assets	2,809	4.94%	3,076	6.21%	2,477	4.91%	2,215	5.61%
Total Earning Assets	2,462,776	5.46%	2,461,191	5.38%	2,438,518	5.40%	2,400,684	5.31%
Cash	22,592		24,987		21,890		22,619
Unrealized loss on securities	(39,294)		(47,806)		(42,068)		(51,792)
Allowance for credit losses	(22,040)		(20,643)		(20,989)		(20,141)
Bank-owned life insurance	52,321		50,470		51,853		51,647
Bank premises and equipment	21,263		21,793		21,310		21,858
Intangible assets	54,320		54,730		54,424		54,827
Other assets	73,209		73,320		72,730		81,988
Total Assets	$2,625,147		$2,618,042		$2,597,668		$2,561,690

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$545,004	2.02%	$543,288	2.37%	$542,281	2.02%	$525,179	2.26%
Money market	376,761	2.14%	356,487	2.41%	365,460	2.18%	353,142	2.37%
Savings	194,592	0.10%	198,312	0.10%	196,367	0.10%	206,344	0.10%
Time deposits	499,049	3.66%	485,708	4.07%	493,190	3.80%	457,662	3.89%
Total interest-bearing deposits	1,615,406	2.32%	1,583,795	2.62%	1,597,298	2.37%	1,542,327	2.48%
Borrowed funds:
Short-term	658	0.00%	15,038	4.87%	1,010	0.13%	29,086	5.24%
Long-term - FHLB advances	138,749	4.51%	181,075	4.36%	150,195	4.49%	166,454	4.25%
Senior notes, net	14,944	3.21%	14,875	3.21%	14,926	3.24%	14,857	3.24%
Subordinated debt, net	24,905	3.71%	24,787	3.72%	24,875	3.75%	24,759	3.75%
Total borrowed funds	179,256	4.27%	235,775	4.25%	191,006	4.27%	235,156	4.25%
Total Interest-bearing Liabilities	1,794,662	2.52%	1,819,570	2.83%	1,788,304	2.57%	1,777,483	2.71%
Demand deposits	510,802		500,859		495,317		492,008
Other liabilities	31,823		29,226		31,119		29,527
Total Liabilities	2,337,287		2,349,655		2,314,740		2,299,018
Stockholders' equity, excluding accumulated other comprehensive loss	318,175		305,808		315,395		303,209
Accumulated other comprehensive loss	(30,315)		(37,421)		(32,467)		(40,537)
Total Stockholders' Equity	287,860		268,387		282,928		262,672
Total Liabilities and Stockholders' Equity	$2,625,147		$2,618,042		$2,597,668		$2,561,690
Interest Rate Spread		2.94%		2.55%		2.83%		2.60%
Net Interest Income/Earning Assets		3.62%		3.29%		3.51%		3.30%

Total Deposits (Interest-bearing and Demand)	$2,126,208		$2,084,654		$2,092,615		$2,034,335
Brokered Deposits	$4,936	4.18%	$58,782	5.28%	$13,287	4.63%	$70,428	5.24%
(1)	Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(3)	Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	Three Months Ended 9/30/2025 vs. 9/30/2024			.	Nine Months Ended 9/30/2025 vs. 9/30/2024
	Change in	Change in	Total		Change in	Change in	Total
	Volume	Rate	Change		Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks	$(304)	$(336)	$(640)		$469	$(432)	$37
Available-for-sale debt securities:
Taxable	6	248	254		(82)	694	612
Tax-exempt	(32)	43	11		(62)	130	68
Total available-for-sale debt securities	(26)	291	265		(144)	824	680
Loans receivable:
Taxable	739	247	986		1,517	830	2,347
Tax-exempt	(56)	34	(22)		(44)	93	49
Total loans receivable	683	281	964		1,473	923	2,396
Other earning assets	(2)	(11)	(13)		11	(13)	(2)
Total Interest Income	351	225	576		1,809	1,302	3,111

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	23	(493)	(470)		280	(957)	(677)
Money market	120	(245)	(125)		211	(504)	(293)
Savings	0	0	0		(9)	0	(9)
Time deposits	130	(491)	(361)		1,005	(311)	694
Total interest-bearing deposits	273	(1,229)	(956)		1,487	(1,772)	(285)
Borrowed funds:
Short-term	(89)	(95)	(184)		(567)	(573)	(1,140)
Long-term - FHLB advances	(472)	66	(406)		(538)	284	(254)
Senior notes, net	0	1	1		1	1	2
Subordinated debt, net	2	(1)	1		3	0	3
Total borrowed funds	(559)	(29)	(588)		(1,101)	(288)	(1,389)
Total Interest Expense	(286)	(1,258)	(1,544)		386	(2,060)	(1,674)

Net Interest Income	$637	$1,483	$2,120		$1,423	$3,362	$4,785
(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The income tax provision for the third quarter 2025 of $1,464,000 was $16,000 higher than the provision for the third quarter 2024, and the provision for the nine months ended September 30, 2025 of $4,290,000 was $324,000 higher than the amount for the first nine months of 2025 due to a higher amount of pre-tax income in 2025. The effective tax rate (tax provision as a percentage of pre-tax income) was 18.3% in the third quarter 2025 compared to 18.5% in the third quarter 2024 and 18.5% for the first nine months of 2025 as compared to 18.2% for the first nine months of 2024. The Corporation’s effective tax rates differ from the statutory federal rate of 21% principally because of the effects of tax-exempt interest income, nondeductible interest expense, state income taxes and other permanent differences.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation recognizes deferred tax assets and liabilities based on differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. The net deferred tax asset at September 30, 2025 and December 31, 2024 represents the following temporary difference components:

	September 30,	December 31,
(In Thousands)	2025	2024
Deferred tax assets:
Unrealized holding losses on securities	$7,434	$10,459
Allowance for credit losses on loans	5,121	4,400
Acquisition accounting adjustment on loans	247	333
Deferred compensation	1,556	1,465
Operating leases liability	815	692
Deferred loan origination fees	696	697
Net operating loss carryforward	347	423
Accrued incentive compensation	564	678
Other deferred tax assets	1,598	1,520
Total deferred tax assets	18,378	20,667

Deferred tax liabilities:
Right-of-use assets from operating leases	815	692
Core deposit intangibles	385	456
Bank premises and equipment	279	290
Defined benefit plans - ASC 835	91	90
Other deferred tax liabilities	49	41
Total deferred tax liabilities	1,619	1,569
Deferred tax asset, net	$16,759	$19,098

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income.

Management believes the recorded net deferred tax asset at September 30, 2025 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

SECURITIES

Management continually evaluates several objectives in determining the size, securities mix and other characteristics of the available-for-sale debt securities (investment) portfolio. Key objectives include supporting liquidity needs and maximizing return on earning assets within reasonable risk parameters.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The composition of the available-for-sale debt securities portfolio at September 30, 2025 and December 31, 2024, 2023 and 2022 is as follows:

(Dollars In Thousands)	September 30, 2025		December 31, 2024		December 31, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Obligations of the U.S. Treasury	$8,052	7,429	$8,067	7,118	$12,325	11,290	$35,166	$31,836
Obligations of U.S. Government agencies	9,436	8,670	10,154	9,025	11,119	9,946	25,938	23,430
Bank holding company debt securities	28,963	26,291	28,958	25,246	28,952	23,500	28,945	25,386
Obligations of states and political subdivisions:
Tax-exempt	105,922	97,528	111,995	101,302	113,464	104,199	146,149	132,623
Taxable	50,373	43,862	51,147	42,506	58,720	50,111	68,488	56,812
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	107,771	101,935	104,378	94,414	105,549	95,405	112,782	99,941
Residential collateralized mortgage obligations	54,678	52,420	53,389	49,894	50,212	46,462	44,868	40,296
Commercial mortgage-backed securities	72,433	65,697	73,470	64,501	76,412	66,682	91,388	79,686
Private label commercial mortgage-backed securities	3,471	3,471	8,365	8,374	8,215	8,160	8,070	8,023
Asset-backed securities,
Collateralized loan obligations	8,000	8,010	0	0	0	0	0	0
Total Available-for-Sale Debt Securities	$449,099	$415,313	$449,923	$402,380	$464,968	$415,755	$561,794	$498,033

Aggregate Unrealized Loss		$(33,786)		$(47,543)		$(49,213)		$(63,761)
Aggregate Unrealized Loss as a % of Amortized Cost		(7.5)%		(10.6)%		(10.6)%		(11.3)%

As reflected in the table above, the fair value of available-for-sale securities was lower than the amortized cost basis by $33,786,000, or 7.5% at September 30, 2025, $47,543,000, or 10.6%, at December 31, 2024, $49,213,000, or 10.6%, at December 31, 2023 and $63,761,000, or 11.3%, at December 31, 2022. The volatility in the fair value of the portfolio, including the reduction in fair value, resulted from changes in interest rates. The table also shows that the amortized cost basis of the portfolio has been reduced to $449,099,000 at September 30, 2025 from $561,794,000 at December 31, 2022 as proceeds from maturities and sales have been used to help fund loan growth and for other purposes.

Additional information regarding the potential impact of interest rate changes on all of the Corporation’s financial instruments is provided in Item 3, Quantitative and Qualitative Disclosures about Market Risk.

As described in Note 5 to the unaudited consolidated financial statements, management determined the Corporation does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at September 30, 2025 before it is able to recover the amortized cost basis. Further, management reviewed the Corporation’s holdings as of September 30, 2025 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at September 30, 2025, other than securities issued or guaranteed by U.S. Government entities or agencies, is as follows:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	Bank holding company debt securities – All of the Corporation’s holdings of bank holding company debt securities were investment grade and there have been no payment defaults. There were seven securities with face amounts ranging from $3 million to $5 million, including one senior security and six subordinated securities. All of the issuers have publicly traded common stock. At September 30, 2025, the securities have external ratings ranging from BBB-/Baa3 to A-.
●	Obligations of states and political subdivisions (municipal bonds) –Most of the Corporation’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at September 30, 2025, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA or pre-refunded – 19% of the portfolio; AA – 73%; A – 8%.
●	Private label commercial mortgage-backed security (PLCMBS) – There was one PLCMBS security which was from the most senior payment (subordination) class. This security was investment grade (rated Aaa), and there have been no payment defaults on this security.
●	Collateralized loan obligations (CLOs) – There were three CLOs securities, all of which were from the most senior payment (subordination) classes of their respective issuances. These securities were investment grade (rated Aaa), and there have been no payment defaults on these securities.

Based on the results of management’s assessment, there was no ACL required on available-for-sale debt securities in an unrealized loss position at September 30, 2025.

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Income section of Management’s Discussion and Analysis. Other significant balance sheet items, including securities, the allowance for credit losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding letters of credit at September 30, 2025.

Table VII shows the composition of the loan portfolio at September 30, 2025 and at year-end from 2020 through 2024. Throughout this time period, the portfolio was primarily commercial in nature. At September 30, 2025, commercial loans represented 76% of the portfolio while residential loans totaled 20% of the portfolio.

Also included in Table VII is additional detail regarding the composition of the non-owner occupied commercial real estate loan portfolio at September 30, 2025. As shown in Table VII, the amortized cost of non-owner occupied commercial real estate loans for which the primary purpose is utilization of office space by third parties was $117,046,000, or 6.0% of gross loans receivable. Within this segment there were two loans with a total amortized cost basis of $2,874,000 in nonaccrual status with no individual allowances and the remainder of the non-owner occupied commercial real estate loans with a primary purpose of office space utilization were in accrual status with no individual allowance at September 30, 2025.

While the Corporation’s lending activities are primarily concentrated in its market areas, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Total participation loans outstanding amounted to $33,518,000 at September 30, 2025, down from $35,129,000 at December 31, 2024.

The Corporation is a party to financial instruments with off-balance sheet risk, including commitments to extend credit and standby letters of credit. At September 30, 2025, the total contract amount of commitments to extend credit was $426,396,000 as compared to $380,003,000 at December 31, 2024, and the contract amount of standby letters of credit was $58,653,000 at September 30, 2025 as compared to $64,586,000 at December 31, 2024.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, commercial letters of credit and credit enhancement obligations related to residential mortgage loans sold with recourse, when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. The allowance for credit losses for off-balance sheet exposures of $1,036,000 at September 30, 2025 and $455,000 at December 31, 2024, is included in accrued interest and other liabilities in the unaudited consolidated balance sheets.

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

For loan sales originated under the MPF programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At September 30, 2025, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $2,635,000, and the corresponding total outstanding balance of repurchased loans at December 31, 2024 was $3,029,000.

At September 30, 2025, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $335,330,000, including loans sold through the MPF Xtra program of $153,657,000 and loans sold through the Original program of $181,673,000. At December 31, 2024, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $329,766,000, including loans sold through the MPF Xtra program of $158,302,000 and loans sold through the Original program of $171,464,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of September 30, 2025 and December 31, 2024.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	September 30,	December 31,
	2025	2024	2023	2022	2021	2020
Commercial real estate - non-owner occupied:
Non-owner occupied	$497,295	$471,171	$499,104	$454,386	$358,352	$328,662
Multi-family (5 or more) residential	108,376	105,174	64,076	55,406	49,054	54,893
1-4 Family - commercial purpose	159,695	163,220	174,162	165,805	175,027	198,918
Total commercial real estate - non-owner occupied	765,366	739,565	737,342	675,597	582,433	582,473
Commercial real estate - owner occupied	260,365	261,071	237,246	205,910	196,083	191,075
All other commercial loans:
Commercial and industrial	112,667	96,665	78,832	95,368	118,488	222,923
Commercial lines of credit	133,726	120,078	117,236	141,444	106,338	105,802
Political subdivisions	82,728	94,009	79,031	86,663	75,401	46,295
Commercial construction and land	100,015	92,741	104,123	60,892	59,505	41,000
Other commercial loans	20,039	19,784	20,471	25,710	26,498	29,310
Total all other commercial loans	449,175	423,277	399,693	410,077	386,230	445,330
Residential mortgage loans:
1-4 Family - residential	369,452	383,797	389,262	363,005	327,593	356,532
1-4 Family residential construction	27,358	24,212	24,452	30,577	23,151	18,736
Total residential mortgage	396,810	408,009	413,714	393,582	350,744	375,268
Consumer loans:
Consumer lines of credit (including HELOCs)	58,888	47,196	41,503	36,650	33,522	34,566
All other consumer	14,503	16,730	18,641	18,224	15,837	15,497
Total consumer	73,391	63,926	60,144	54,874	49,359	50,063
Total	1,945,107	1,895,848	1,848,139	1,740,040	1,564,849	1,644,209
Less: allowance for credit losses on loans	(23,474)	(20,035)	(19,208)	(16,615)	(13,537)	(11,385)
Loans, net	$1,921,633	$1,875,813	$1,828,931	$1,723,425	$1,551,312	$1,632,824

Additional details regarding the composition of the non-owner occupied commercial real estate loan portfolio, excluding multi-family (5 or more) residential and 1-4 Family-commercial purpose loans, at September 30, 2025 is as follows:

NON-OWNER OCCUPIED COMMERCIAL REAL ESTATE

(In Thousands)	September 30,	% of Non-owner	% of
	2025	Occupied CRE	Total Loans
Office	$117,046	23.5%	6.0%
Industrial	89,953	18.1%	4.6%
Retail	88,328	17.8%	4.5%
Hotels	72,776	14.6%	3.7%
Mixed Use	62,872	12.6%	3.2%
Other	66,320	13.3%	3.4%
Total Non-owner Occupied CRE Loans	$497,295
Total Gross Loans	$1,945,107

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

A summary of the provision  for credit losses for the three-month and nine-month periods ended September 30, 2025 and 2024 is as follows:

(In Thousands)	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Provision for credit losses:
Loans receivable	$1,869	$1,297	$4,172	$2,823
Off-balance sheet exposures	294	(90)	581	(97)
Total provision for credit losses	$2,163	$1,207	$4,753	$2,726

For the quarter ended September 30, 2025, there was a provision for credit losses of $2,163,000, an increase of $956,000 from a provision for credit losses of $1,207,000 in the third quarter 2024.  For the nine months ended September 30, 2025, there was a provision for credit losses of $4,753,000, an increase of $2,027,000 compared to $2,726,000 in 2024. The provision in the nine months ended September 30, 2025 included the impact of increases in the ACL related to changes in qualitative factors partially offset by a reduction in the portion of the ACL based on the Corporation’s WARM method estimated losses resulting partially from a reduction in the estimated average life of the portfolio. The ACL was 1.21% of gross loans receivable at September 30, 2025, up from 1.13% at June 30, 2025 and 1.06% at December 31, 2024.

As shown in Table IX, the ACL on loans individually evaluated decreased to $51,000 at September 30, 2025 from $122,000 at December 31, 2024. At September 30, 2025, there was a loan to one borrower with an amortized cost basis of $263,000 for which an individual ACL was recorded.  At December 21, 2024, there were loans to one borrower with a total amortized cost basis of $258,000 for which individual ACLs were recorded.

Table IX also shows that, at September 30, 2025 as compared to December 31, 2024, the ACL related to collectively evaluated commercial loans increased by a total of $3,332,000 and the ACL on collectively evaluated residential mortgage loans increased $353,000 while the ACL on collectively evaluated consumer loans decreased $175,000. The net increase in the collectively determined portion of the ACL included the impact of an aggregate increase from changes in qualitative adjustments, partially offset by a decrease in WARM method estimated losses resulting partially from a reduction in the estimated average life of the portfolio. The increase in the ACL at September 30, 2025 from December 31, 2024 related to changes in qualitative adjustments included increases in estimates based on: the volume and severity of past due, nonaccrual and criticized or adversely classified loans; regional and local economic conditions; and regional values of residential housing.

In the first nine months of 2025, net charge-offs totaled $733,000, or 0.05% (annualized) of average outstanding loans. Table VIII shows annual average net charge-off rates over the prior five calendar years ranging from a high of 0.26% in 2022 to a low of 0.01% in 2023.

As presented in Table X, collateral dependent loans totaled $21,437,000 at September 30, 2025, down from $30,125,000 at December 31, 2024. The decrease from December 31, 2024 included two loans related to one relationship with a total amortized cost basis of $11,023,000 at December 31, 2024 that were paid off in April 2025.

Total nonperforming assets were $27,189,000 at September 30, 2025, up $3,047,000 from December 31, 2024. Nonperforming loans increased $2,826,000 from December 31, 2024. Nonperforming loans included an increase in nonaccrual loans of $1,920,000 from December 31, 2024 and an increase of $906,000 in loans past due 90 days or more still accruing from December 31, 2024. Table X shows that total nonperforming assets as a percentage of total assets was 1.02% at September 30, 2025, up from 0.92% at December 31,

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

2024. Table X also shows that total nonperforming assets as a percentage of assets as of year-end 2020 through 2024, ranged from a high of 1.10% at December 31, 2020 to a low of 0.75% at December 31, 2023.

Table X also shows that loans past due 30-89 days totaled $2,509,000 at September 30, 2025, down from $5,658,000 at December 31, 2024 as there was a net decrease of $3,656,000 in 1-4 Family residential loans past due 30-89 days from December 31, 2024.

Over the period 2020-2024 and the first 9 months of 2025, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on individual loans and may significantly impact the provision for credit losses and the amount of total charge-offs reported in any one period.

Management believes it has been prudent in its decisions concerning identification of loans requiring individual evaluation for credit loss, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the ACL calculated as of September 30, 2025. Management continues to closely monitor its commercial loan relationships for credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VIII through X present historical data related to loans and the allowance for credit losses.

TABLE VIII - ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES ON LOANS

(Dollars In Thousands)
	Nine Months Ended September 30,		Years Ended December 31,
	2025	2024	2024	2023	2022	2021	2020
Balance, beginning of year	$20,035	$19,208	$19,208	$16,615	$13,537	$11,385	$9,836
Adoption of ASU 2016-13 (CECL)	0	0	0	2,104	0	0	0
Charge-offs	(821)	(1,684)	(1,716)	(356)	(4,245)	(1,575)	(2,465)
Recoveries	88	95	113	92	68	66	101
Net charge-offs	(733)	(1,589)	(1,603)	(264)	(4,177)	(1,509)	(2,364)
Provision for credit losses on loans	4,172	2,823	2,430	753	7,255	3,661	3,913
Balance, end of period	$23,474	$20,442	$20,035	$19,208	$16,615	$13,537	$11,385
Net charge-offs as a % of average loans (annualized)	0.05%	0.11%	0.09%	0.01%	0.26%	0.09%	0.16%

TABLE IX - COMPONENTS OF THE ALLOWANCE FOR CREDIT LOSSES ON LOANS

(In Thousands)	September 30,	December 31,	December 31,	January 1,
	2025	2024	2023	2023
Loans individually evaluated	$51	$122	$743	$751
Loans collectively evaluated:
Commercial real estate - nonowner occupied	13,772	11,964	10,379	9,641
Commercial real estate - owner occupied	3,231	2,722	2,111	1,765
All other commercial loans	4,376	3,361	3,811	3,914
Residential mortgage	1,709	1,356	1,764	2,407
Consumer	335	510	400	241
Total Allowance	$23,474	$20,035	$19,208	$18,719

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

PRIOR TO CECL ADOPTION

(In Thousands)	As of December 31,
	2022	2021	2020
ASC 310 - Impaired loans - individually evaluated	$453	$740	$925
ASC 450 - Collectively evaluated:
Commercial	10,845	7,553	5,545
Residential mortgage	4,073	4,338	4,091
Consumer	244	235	239
Unallocated	1,000	671	585
Total Allowance	$16,615	$13,537	$11,385

TABLE X - PAST DUE LOANS AND NONPERFORMING ASSETS

(Dollars In Thousands)	September 30,	As of December 31,
	2025	2024	2023	2022	2021	2020
Collateral dependent loans with a valuation allowance	$263	$258	$7,786	$3,460	$6,540	$8,082
Collateral dependent loans without a valuation allowance	21,174	29,867	3,478	14,871	2,636	2,895
Purchased credit impaired loans	0	0	0	1,027	6,558	6,841
Total collateral dependent loans	$21,437	$30,125	$11,264	$19,358	$15,734	$17,818
Total loans past due 30-89 days and still accruing	$2,509	$5,658	$9,275	$7,079	$5,106	$5,918
Nonperforming assets:
Purchased credit impaired loans	$0	$0	$0	$1,027	$6,558	$6,841
Other nonaccrual loans	25,762	23,842	15,177	22,058	12,441	14,575
Total nonaccrual loans	25,762	23,842	15,177	23,085	18,999	21,416
Total loans past due 90 days or more and still accruing	1,025	119	3,190	2,237	2,219	1,975
Total nonperforming loans	26,787	23,961	18,367	25,322	21,218	23,391
Foreclosed assets held for sale (real estate)	402	181	478	275	684	1,338
Total nonperforming assets	$27,189	$24,142	$18,845	$25,597	$21,902	$24,729

Total nonperforming loans as a % of loans	1.38%	1.26%	0.99%	1.46%	1.36%	1.42%
Total nonperforming assets as a % of assets	1.02%	0.92%	0.75%	1.04%	0.94%	1.10%
Nonaccrual loans as a % of loans	1.32%	1.26%	0.82%	1.33%	1.21%	1.30%
Allowance for credit losses as a % of nonaccrual loans	91.12%	84.03%	79.01%	71.97%	71.25%	53.16%
Allowance for credit losses as a % of total loans	1.21%	1.06%	1.04%	0.95%	0.87%	0.69%

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

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale debt securities with a carrying value of $26,732,000 at September 30, 2025.

The Corporation’s outstanding, available, and total credit facilities at September 30, 2025 and December 31, 2024 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2025	2024	2025	2024	2025	2024
Federal Home Loan Bank of Pittsburgh	$155,881	$188,692	$802,213	$749,999	$973,060	$938,691
Federal Reserve Bank Discount Window	0	0	25,228	18,093	25,228	18,093
Other correspondent banks	0	0	75,000	75,000	75,000	75,000
Total credit facilities	$155,881	$188,692	$902,441	$843,092	$1,073,288	$1,031,784

At September 30, 2025, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with par values totaling $132,894,000 and letters of credit totaling $22,987,000. At December 31, 2024, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with par values totaling $165,451,000 and letters of credit totaling $23,241,000. Availability on the facility is also reduced by accrued interest payable on the borrowings and by the total of the Corporation’s credit enhancement obligations on residential mortgage loans sold under the MPF Original Program. Additional information regarding borrowed funds is included in Note 8 to the unaudited consolidated financial statements.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations or use repurchase agreements placed with brokers to borrow funds secured by investment assets. At September 30, 2025, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $244,348,000.

Deposits totaled $2,165,735,000 at September 30, 2025, up $71,826,000 or 3.4% from $2,093,909,000 at December 31, 2024. Average total deposits were $58,280,000 or 2.9% higher for the nine months ended September 30, 2025 as compared to the first nine months of 2024 despite a reduction in average brokered deposits of $57,141,000. Brokered deposits, consisting of short-term certificates of deposit and money market funds, totaled $5,004,000 at September 30, 2025, a decrease of $19,017,000 from December 31, 2024.

As shown in the table below, at September 30, 2025, estimated uninsured deposits totaled $696.5 million, or 31.9%, of total deposits, as compared to $632.8 million, or 30.0% of total deposits at December 31, 2024. Included in uninsured deposits are deposits collateralized by securities (almost exclusively municipal deposits) totaling $178.5 million at September 30, 2025. As shown in the table below, total uninsured and uncollateralized deposits amounted to 23.7% of total deposits at September 30, 2025, as compared to 22.3% at December 31, 2024.

As summarized in the table that immediately follows, the Corporation’s highly liquid sources of available funds described above, including unused borrowing capacity with the Federal Home Loan Bank of Pittsburgh, unused availability on the Federal Reserve Bank of Philadelphia’s discount window, available federal funds lines with other banks and unencumbered available-for-sale debt securities,

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

totaled $1.1 billion at September 30, 2025. Available funding from these sources totaled 164.6% of uninsured deposits and 221.4% of total uninsured and uncollateralized deposits at September 30, 2025.

Uninsured Deposits Information	September 30,	December 31,
	2025	2024
Total Deposits - C&N Bank	$2,184,401	$2,111,547

Estimated Total Uninsured Deposits	$696,542	$632,804
Portion of Uninsured Deposits that are
Collateralized	178,525	161,958
Uninsured and Uncollateralized Deposits	$518,017	$470,846

Uninsured and Uncollateralized Deposits as
a % of Total Deposits	23.7%	22.3%

Available Funding from Credit Facilities	$902,441	$843,092
Fair Value of Available-for-sale Debt
Securities in Excess of Pledging Obligations	244,348	236,945
Highly Liquid Available Funding	$1,146,789	$1,080,037

Highly Liquid Available Funding as a % of
Uninsured Deposits	164.6%	170.7%

Highly Liquid Available Funding as a % of
Uninsured and Uncollateralized Deposits	221.4%	229.4%

Based on the ample sources of highly liquid funds as described above, management believes the Corporation is well-positioned to meet its short-term and long-term funding obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

In August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company capital adequacy policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at September 30, 2025; however, management believes the Corporation will likely be subject to the consolidated capital requirements in future periods due to the completion of the previously described acquisition of Susquehanna. Further, at September 30, 2025, C&N Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Details concerning capital ratios at September 30, 2025 and December 31, 2024 are presented below. Management believes, as of  September  30, 2025, that C&N Bank meets all capital adequacy requirements to which it is subject and maintains a capital conservation buffer (described in more detail below) that allows C&N Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. For comparison purposes, the Corporation’s capital ratios are presented along with those of C&N Bank in the table below. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at September 30, 2025 and December 31, 2024 exceed the Corporation’s Board policy threshold levels.

(Dollars in Thousands)							Minimum To Be
					Minimum To Maintain		Well
			Minimum		Capital Conservation		Capitalized Under		Minimum To Meet
			Capital		Buffer at Reporting		Prompt Corrective		the Corporation's
	Actual		Requirement		Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025:
Total capital to risk-weighted assets:
Consolidated	$315,170	16.01%	N/A	N/A	N/A	N/A	N/A	N/A	$216,568	≥11%
C&N Bank	299,291	15.23%	157,241	≥8%	206,379	≥10.5%	196,551	≥10%	216,206	≥11%
Tier 1 capital to risk-weighted assets:
Consolidated	265,741	13.50%	N/A	N/A	N/A	N/A	N/A	N/A	177,192	≥9%
C&N Bank	274,781	13.98%	117,931	≥6%	167,069	≥8.5%	157,241	≥8%	176,896	≥9%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	265,741	13.50%	N/A	N/A	N/A	N/A	N/A	N/A	147,660	≥7.5%
C&N Bank	274,781	13.98%	88,448	≥4.5%	137,586	≥7.0%	127,758	≥6.5%	147,413	≥7.5%
Tier 1 capital to average assets:
Consolidated	265,741	10.21%	N/A	N/A	N/A	N/A	N/A	N/A	208,229	≥8%
C&N Bank	274,781	10.61%	103,559	≥4%	N/A	N/A	129,449	≥5%	207,119	≥8%

December 31, 2024:
Total capital to risk-weighted assets:
Consolidated	$302,783	15.95%	N/A	N/A	N/A	N/A	N/A	N/A	$208,779	≥11%
C&N Bank	287,721	15.19%	151,567	≥8%	198,832	≥10.5%	189,459	≥10%	208,405	≥11%
Tier 1 capital to risk-weighted assets:
Consolidated	257,462	13.56%	N/A	N/A	N/A	N/A	N/A	N/A	170,819	≥9%
C&N Bank	267,231	14.10%	113,675	≥6%	161,040	≥8.5%	151,567	≥8%	170,513	≥9%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	257,462	13.56%	N/A	N/A	N/A	N/A	N/A	N/A	142,349	≥7.5%
C&N Bank	267,231	14.10%	85,256	≥4.5%	132,621	≥7.0%	123,148	≥6.5%	142,094	≥7.5%
Tier 1 capital to average assets:
Consolidated	257,462	9.80%	N/A	N/A	N/A	N/A	N/A	N/A	210,160	≥8%
C&N Bank	267,231	10.23%	104,514	≥4%	N/A	N/A	130,642	≥5%	209,027	≥8%

To avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At September 30, 2025, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

At September 30, 2025, C&N Bank’s Capital Conservation Buffer, determined based on the minimum total capital ratio, was 7.23%.

On September 25, 2023, the Corporation announced a treasury stock repurchase program. Under the program, the Corporation is authorized to repurchase up to 750,000 shares of the Corporation’s common stock, or slightly less than 5% of the Corporation’s issued and outstanding shares at August 4, 2023. The program was effective when publicly announced and has no stated expiration date; it will continue until suspended or terminated by the Board of Directors, in its sole discretion. All shares of common stock repurchased pursuant to the program will be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase and Sale Plan and its equity compensation program. For the three and nine months ended September 30, 2025, there were no shares repurchased. At September 30, 2025, there were 723,966 shares available to be repurchased under the program.

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

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive (loss) income within stockholders’ equity. Accumulated other comprehensive (loss) income is excluded from the Bank’s and the Corporation’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $26,352,000 at September 30, 2025 and $37,084,000 at December 31, 2024. Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity. To the extent unrealized losses on available-for-sale debt securities result from credit losses, unrealized losses are recorded as a charge against earnings. The securities section of Management’s Discussion and Analysis and Note 5 to the unaudited consolidated financial statements provide additional information concerning management’s evaluation of available-for-sale debt securities for credit losses at September 30, 2025.

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

Table XI, which follows this discussion, is based on the results of calculations performed using the simulation model as of September 30, 2025 and December 31, 2024. The Table shows that as of the respective dates, the changes in net interest income and changes in economic value of equity were within the policy limits in all scenarios.

Based on September 30, 2025 and December 31, 2024 data, the amounts of net interest income decrease, as compared to the amounts based on current interest rates, in both the upward and downward rate scenarios. Similarly, at September 30, 2025 and December 31, 2024, EVE is modeled to decrease compared to the 0 basis point scenario in all of the rising and falling rate scenarios The modeling results reflect the impact of management’s assumptions that the Corporation’s deposit rates would rise in the increasing rate scenarios to a greater extent than they would fall in the decreasing rate scenarios. Further, results in the downward rate scenarios reflect limitations on the benefit of falling rates on some deposit types due to a 0% assumed floor.

Under U.S. generally accepted accounting principles, available-for-sale debt securities are carried at fair value as of each balance sheet date. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive income (loss) within stockholders’ equity. Increases in interest rates have caused the fair value of the Corporation’s available-for-sale debt securities to decrease, resulting in an accumulated other comprehensive loss related to securities of $26.0 million at September 30, 2025. In contrast, most of the Corporation’s other financial instruments, including loans receivable (held for investment), deposits and borrowed funds are carried on the balance sheet at historical cost without adjustment for the impact of changes in interest rates.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XI – THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

September 30, 2025 Data
(In Thousands)	Period Ending September 30, 2026

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$164,305	$86,064	$78,241	(16.4)%	25.0%
+300	157,838	73,841	83,997	(10.3)%	20.0%
+200	151,318	62,827	88,491	(5.5)%	15.0%
+100	144,725	53,021	91,704	(2.1)%	10.0%
0	138,066	44,423	93,643	0.0%	0.0%
-100	131,387	39,625	91,762	(2.0)%	10.0%
-200	123,474	34,868	88,606	(5.4)%	15.0%
-300	115,303	30,120	85,183	(9.0)%	20.0%
-400	106,320	25,577	80,743	(13.8)%	25.0%

	Economic Value of Equity at September 30, 2025

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$493,628	(11.7)%	40.0%
+300	520,713	(6.8)%	30.0%
+200	542,358	(2.9)%	25.0%
+100	556,139	(0.5)%	15.0%
0	558,794	0.0%	0.0%
-100	532,775	(4.7)%	15.0%
-200	491,578	(12.0)%	25.0%
-300	432,985	(22.5)%	30.0%
-400	363,893	(34.9)%	40.0%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2024 Data
(In Thousands)	Period Ending December 31, 2025

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$157,710	$87,489	$70,221	(17.4)%	25.0%
+300	151,610	75,796	75,814	(10.8)%	20.0%
+200	145,458	65,308	80,150	(5.7)%	15.0%
+100	139,233	56,023	83,210	(2.1)%	10.0%
0	132,939	47,942	84,997	0.0%	0.0%
-100	126,757	42,671	84,086	(1.1)%	10.0%
-200	119,814	37,450	82,364	(3.1)%	15.0%
-300	111,964	32,229	79,735	(6.2)%	20.0%
-400	103,390	27,650	75,740	(10.9)%	25.0%

	Economic Value of Equity at December 31, 2024

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$475,112	(16.1)%	40.0%
+300	507,221	(10.4)%	30.0%
+200	534,636	(5.6)%	25.0%
+100	555,058	(2.0)%	15.0%
0	566,339	0.0%	0.0%
-100	552,813	(2.4)%	15.0%
-200	520,196	(8.1)%	25.0%
-300	470,155	(17.0)%	30.0%
-400	403,255	(28.8)%	40.0%

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

Risk Related to Recent Acquisition of Susquehanna - The success of the acquisition will depend, in part, on the Corporation’s ability to realize the anticipated benefits and cost savings from successfully combining the businesses of the Corporation and Susquehanna within the Corporation’s projected timeframe. If the Corporation is not able to achieve these objectives, the anticipated benefits and cost savings of the acquisition may not be realized fully or at all, or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the Corporation’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on the Corporation during the transition period. Additionally, the Corporation’s business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the acquisition, without realizing any of the anticipated benefits of completing the acquisition.

The acquisition may not be accretive, and may be dilutive, to the Corporation’s earnings per share, which may negatively affect the market price of the Corporation’s common stock.

The Corporation currently expects the acquisition to be accretive to earnings per share beginning in the first year after closing (excluding one-time charges). This expectation, however, is based on preliminary estimates which may materially change. The Corporation may encounter additional transaction and integration related costs or other factors, such as failure to realize all of the benefits anticipated in the acquisition or other factors that affect preliminary estimates or the Corporation’s ability to realize operational efficiencies. Any of these factors could cause a decrease in the Corporation’s earnings per share or decrease or delay the expected accretive effect of the acquisition and contribute to a decrease in the price of the Corporation’s common stock.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 25, 2023, the Corporation announced a treasury stock repurchase program. Under the approved program, the Corporation is authorized to repurchase up to 750,000 shares of the Corporation’s common stock, or slightly less than 5% of the Corporation’s issued and outstanding shares at August 4, 2023. The program was effective when publicly announced and will continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion. All shares of common stock repurchased pursuant to the program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase and Sale Plan and its equity compensation program. There were no shares repurchased under the repurchase program during the third quarter 2025. At September 30, 2025, there were 723,966 shares available to be repurchased under the program.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table sets forth a summary of purchases by the Corporation, in the open market, of its equity securities during the third quarter 2025:

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet
			Publicly	be Purchased
	Total Number	Average	Announced	Under
	of Shares	Price Paid	Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
July 1 - 31, 2025	0	$0	0	723,966
August 1 - 31, 2025	0	$0	0	723,966
September 1 - 30, 2025	0	$0	0	723,966
Total	0	$0	0

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Mine Safety Disclosures

Not applicable

Item 5.     Other Information

During the three months ended September 30, 2025, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.       Exhibits

Agreement and Plan of Merger dated April 23, 2025 between Susquehanna Community Financial, Inc. and Citizens & Northern Corporation
2.1	Agreement and Plan of Merger dated April 23, 2025 between Susquehanna Community Financial, Inc. and Citizens & Northern Corporation	Incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed April 23, 2025

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 10-Q filed May 6, 2022

3.2	By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed February 18, 2022

31.	Rule 13a-14(a)/15d-14(a) certifications:

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

32.	Section 1350 certifications	Filed herewith

101.INS	Inline XBRL Instance Document.	Filed herewith

101.SCH	Inline XBRL Schema Document.	Filed herewith

101.CAL	Inline XBRL Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Presentation Linkbase Document.	Filed herewith

104	The cover page of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (contained in Exhibit 101).	Filed herewith

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

November 7, 2025	By: /s/ J. Bradley Scovill
Date	President and Chief Executive Officer

November 7, 2025	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer