Form 10-K
period 2025-12-31
CITIZENS & NORTHERN CORP
filed 2026-03-06
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2025, the last business day of registrant’s most recently completed second fiscal quarter, was $280,273,757.

The number of shares of common stock outstanding at March 2, 2026 was 17,910,243.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of its shareholders to be held April 23, 2026 are incorporated by reference into Parts III and IV of this report.

PART I

ITEM 1. BUSINESS

Citizens & Northern Corporation (“Corporation”) is a bank holding company whose principal activity is community banking. The Corporation’s principal office is located in Wellsboro, Pennsylvania. The largest subsidiary is Citizens & Northern Bank (“C&N Bank” or the “Bank”). The Corporation’s other wholly-owned subsidiaries are Citizens & Northern Investment Corporation and Bucktail Life Insurance Company (“Bucktail”). Citizens & Northern Investment Corporation was formed in 1999 to engage in investment activities. Bucktail reinsures credit and mortgage life and accident and health insurance on behalf of C&N Bank.

C&N Bank is a Pennsylvania banking institution that was formed by the consolidation of Northern National Bank of Wellsboro and Citizens National Bank of Towanda in 1971. C&N Bank has operated under its current name since May 6, 1975, at which time C&N Bank changed its charter from a national bank to a Pennsylvania bank. The Bank has expanded its presence over the past several decades through a series of mergers as well as by opening new branch and lending offices and providing access to banking services via the internet and through ATMs. At December 31, 2025, the Bank had 35 branch offices, including 28 in the Northern tier/Northcentral region of Pennsylvania, 1 in the Southern tier of New York State, 4 in Southeastern Pennsylvania (3 in Bucks County and 1 in Chester County) and 2 in Southcentral Pennsylvania (York and Lancaster). In addition to its branch locations, the Bank has a lending office in Elmira, New York.

On October 1, 2025, the Corporation completed its previously announced merger with Susquehanna Community Financial, Inc. (“Susquehanna”). Susquehanna was the parent company of Susquehanna Community Bank, with seven banking offices located in Lycoming, Northumberland, Snyder and Union counties in Pennsylvania. Pursuant to the Agreement and Plan of Merger dated April 23, 2025 between the Corporation and Susquehanna, Susquehanna merged with and into the Corporation, with the Corporation as the surviving corporation in the Merger. Immediately following the completion of the Merger, Susquehanna Community Bank, the wholly owned subsidiary of Susquehanna, merged with and into C&N Bank, with C&N Bank surviving. The Corporation issued 2,272,948 shares of common stock to the former Susquehanna stockholders resulting in total merger consideration valued at $44.6 million. Management believes the combination creates additional scale in central Pennsylvania and further diversifies its loan portfolio and funding base, thus increasing resiliency and efficiency.

Since 2019, the Corporation has expanded into Southeastern Pennsylvania by acquisitions and Southcentral Pennsylvania by opening new branches. The Corporation acquired Covenant Financial, Inc. (“Covenant”), effective July 1, 2020. Covenant was the parent company of Covenant Bank, a commercial bank which operated a community bank office in Bucks County, Pennsylvania and another in Chester County, Pennsylvania. The Covenant acquisition followed the 2019 acquisition of Monument Bancorp, Inc. (“Monument”), a commercial bank with offices in Bucks County. In Southcentral Pennsylvania, in 2021, the Corporation converted the lending office in York, Pennsylvania to a full-service branch and established a new branch in Lancaster, Pennsylvania. Mainly as a result of the acquisitions and subsequent growth in the newer markets, the Corporation’s consolidated total assets at December 31, 2025 increased to $3.1 billion, up 89% from the corresponding total at December 31, 2019. Similarly, gross loans of $2.4 billion at December 31, 2025 were up 99% from December 31, 2019 and total deposits of $2.6 billion were up 105% from December 31, 2019.

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

Northern Tier Holding LLC acquires, holds and disposes of real property acquired by the Bank through foreclosure procedures. C&N Bank is the sole member of Northern Tier Holding LLC.

All phases of the Bank’s business are competitive. The Bank competes with fintech and other online financial institutions, local commercial banks headquartered in our market areas and other commercial banks with branches in our market areas. Many of the online financial institutions and some of the banks that have branches in our market areas are larger in overall size. With respect to lending activities and attracting deposits, the Bank also competes with savings banks, savings and loan associations, insurance companies, regulated small loan companies and credit unions. Also, the Bank competes with mutual funds, exchange-traded funds and other investment vehicles for deposits. C&N Bank competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals for trust, investment management, brokerage and insurance services. The Bank is generally competitive with all financial institutions in our service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans. The Bank serves a diverse customer base and is not economically dependent on any small group of customers or on any individual industry.

At December 31, 2025, C&N Bank had total assets of $3,121,869,000, total deposits of $2,584,952,000 and net loans outstanding of $2,323,317,000.

Most activities of the Corporation and its subsidiaries are regulated by federal or state agencies. Our primary regulatory relationships are as follows:

●	The Corporation is a bank holding company formed under the provisions of Section 3 of the Federal Reserve Act. The Corporation is under the direct supervision of the Federal Reserve and must comply with the reporting requirements of the Bank Holding Company Act of 1956.
●	C&N Bank is a state-chartered, Federal Reserve member bank, supervised by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking and Securities.
●	The Pennsylvania Department of Insurance regulates CNFS’s insurance activities. Brokerage products are offered through third party networking agreements.
●	Bucktail is incorporated in the state of Arizona and supervised by the Arizona Department of Insurance.

A copy of the Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current events reports on Form 8-K, and amendments to these reports, are available, free of charge, through the Corporation’s web site at www.cnbankpa.com. These reports, as well as any amendments thereto, are posted on our website as soon as reasonably practicable after they are electronically filed with the SEC. The information contained on our website or in any websites linked by our website is not a part of this 2025 Annual Report on Form 10-K.

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

The Corporation’s key human capital management objectives are to attract and retain diverse raw and seasoned talent that fits our values and culture. Our talent strategy focuses on acquiring new employees through branding and outreach programs, developing employees through a robust onboarding program, ongoing training, and performance management, and retaining employees through recognition, engagement, and an attractive total rewards package. At December 31, 2025, the Corporation had 460 full-time equivalent employees.

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

Compensation and Benefits

The Corporation offers competitive compensation to attract and retain talent. Our generous total rewards package includes market-competitive salary, bonuses or sales commissions, short-term and long-term equity incentives, healthcare and retirement benefits, and paid time off. Employees have regular performance reviews and receive salary raises commensurate with performance. Employees have access to a holistic suite of items within our employee assistance program that caters to physical, emotional, and mental wellbeing for the employee and their family.

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

ITEM 1A. RISK FACTORS

The Corporation is subject to the many risks and uncertainties applicable to all banking companies, as well as risks specific to the Corporation’s geographic locations. Although the Corporation seeks to effectively manage risks, and maintains a level of equity that exceeds the banking regulatory agencies’ thresholds for being considered “well capitalized” (see Note 18 to the consolidated financial statements), management cannot predict the future and cannot eliminate the possibility of credit, operational or other losses. Accordingly, actual results may differ materially from management’s expectations. We believe that the Corporation’s most significant risks and uncertainties are discussed below.

Risk Related to Acquisition Activity – As described in Item 1, the Corporation has completed three acquisitions of banking companies in 2025, 2020 and 2019 (Susquehanna, Covenant and Monument) and expanded its geographic footprint in Northcentral, Southcentral, and Southeastern Pennsylvania. Further, management intends to continue to pursue additional acquisition opportunities. Potential acquisitions may disrupt the Corporation’s business and dilute shareholder value. We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial service companies. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including: potential exposure to unknown or contingent liabilities of the target company, exposure to potential asset quality issues of the target company, difficulty and expense of integrating the operations and personnel of the target company, potential disruption to the Corporation’s business, potential diversion of management’s time and attention, the possible loss of key employees and customers of the target company, difficulty in estimating the value of the target company and potential changes in banking or tax laws or regulations that may affect the target company. Acquisitions may involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and earnings per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue projections, cost savings, increases in geographic or product presence, and/or other projected benefits from recent or future acquisitions could have a material adverse effect on the Corporation’s business, financial condition or results of operations.

Credit Risk from Lending Activities - A significant source of risk is the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most of the Corporation’s loans are secured, but some loans are unsecured. With respect to secured loans, the collateral securing the repayment of these loans may be insufficient to cover the obligations owed under such loans. A significant portion of such collateral is real estate located in the Corporation's core banking markets. Collateral values may be adversely affected by changes in economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, wide-spread disease, terrorist activity, environmental contamination and other external events. A decline in local economic conditions may have a greater effect on the Corporation’s earnings and capital than on the earnings and capital of other financial institutions whose real estate loan portfolios are more geographically diverse. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when it is not. The Corporation has adopted underwriting and credit monitoring procedures and policies, including regular reviews of appraisals and borrower financial statements, that management believes are appropriate to mitigate the risk of loss. Also, as discussed further in the “Provision and Allowance for Credit Losses” section of Management’s Discussion and Analysis, the Corporation uses an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. Such risk management and accounting policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

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

Over the past few years, the banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Banking regulators generally give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement enhanced risk management practices, including stricter underwriting, internal controls, risk management policies, more granular reporting, and portfolio stress testing, as well as possibly higher levels of allowances for credit losses and capital levels as a result of commercial real estate lending growth and exposures. If the Corporation's banking regulators determine that our commercial real estate lending activities involve more than customary risk and therefore are subject to such heightened scrutiny, the Corporation may incur significant additional costs or be required to restrict certain of our commercial real estate lending activities. Furthermore, failures in the Corporation's risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which could have a material adverse effect on the Corporation's business, financial condition, and results of operations.

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

Moreover, the Federal Reserve lowered the Federal Funds rate in 2020 and maintained a rate of 0% to 0.25% throughout 2021 while injecting unusually large amounts of liquidity into the nation’s monetary system. In 2022 and 2023, the Federal Reserve changed course and  raised the rate several times to a range of 5.25% to 5.50% at December 31, 2023. The Federal Reserve’s rate increases, along with an accompanying tightening of the money supply, were conducted in an effort to contain inflation. The Federal Reserve lowered the Federal Funds rate twice to a range of 4.25% to 4.50% at December 31, 2024 and continued to lower the Federal Funds rate three times in 2025 to a range of 3.50% to 3.75% at December 31, 2025.

Significant fluctuations in interest rates, including fluctuations in interest rates triggered by the Federal Reserve’s actions, could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

Holding Company Liquidity Risk- The Corporation relies on dividends from its subsidiaries for substantially all of its revenue and its ability to make dividends, distributions and other payments.

Limited Geographic Diversification - The Corporation grants commercial, residential and personal loans to customers primarily in the Corporation’s markets of the Northern tier/Northcentral regions of Pennsylvania, Southern tier of New York and Southeastern and

Southcentral Pennsylvania. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within these regions. Deterioration in economic conditions could adversely affect the quality of the Corporation’s loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

Competition - All phases of the Corporation’s business are competitive. Some competitors are much larger in total assets and capitalization than the Corporation, have greater access to capital markets and can offer a broader array of financial services. There can be no assurance that the Corporation will be able to compete effectively in its markets. Additionally, the financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services, including those related to artificial intelligence, to technologies that automate functions previously performed manually, facilitate the ability of customers to engage in financial transactions and otherwise enhance the customer experience. Many of these initiatives take a significant amount of time to develop and implement, are tied to critical systems, and require substantial financial, human, and other resources. The investments by larger competitors in these initiatives may be more substantial than those of the Corporation, which may cause the Corporation to lose market share. Although the Corporation, in making such investments, takes steps to mitigate the risks and uncertainties associated with these initiatives, they are not always implemented on time, within budget, or without negative financial, operational, or customer impact and do not always perform as the Corporation or its customers expect. Moreover, costs associated with implementing technology-driven products or other services, or technology-related or other developments increasing the nature or level of competition, could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

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

Despite these security measures, the Corporation’s computer systems and infrastructure or those of third parties used by us to compile, process or store such information may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to sensitive information, destroy data, steal financial assets, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions. The Corporation may be subject to similar attacks in the future. Hacking and identity theft risks could cause serious reputational harm and financial loss to the Corporation. Cyber threats are rapidly evolving and the Corporation may not be able to anticipate or prevent all such attacks. Advancements in the use of artificial intelligence could lead to attacks by exploiting vulnerabilities to manipulate model outputs or bypass security controls. A breach of any kind could compromise systems and the information stored there could be accessed, damaged, locked up, or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Corporation’s reputation, which could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

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

Government Regulation and Monetary Policy - The Corporation and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The requirements and limitations imposed by such laws and regulations limit the way the Corporation conducts its business, undertakes new investments and activities, and obtains financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit the Corporation’s shareholders. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of the Corporation. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity. For example, the regulatory authorities may take actions that could result in decreases in service charge revenue from deposit accounts, including overdraft privilege and other fees. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects short-term interest rates and credit conditions, and any unfavorable change in these conditions could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

Bank Secrecy Act and Related Laws and Regulations - Laws and regulations relating to the Bank Secrecy Act have significant implications for all financial institutions. In recent years, these laws and regulations have increased due diligence requirements and reporting obligations for financial institutions, created new crimes and penalties, and required the federal banking agencies, in reviewing merger and other acquisition transactions, to consider the effectiveness of the parties to such transactions in combating money laundering activities. Even innocent noncompliance and inconsequential failure to follow the regulations could result in significant fines or other penalties, which could have a material adverse impact on the Corporation’s business, financial condition, results of operations or liquidity.

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

Moreover, the Corporation is exposed to the risk that when a bank or other financial institution experiences financial difficulties, there could be an adverse “contagion” impact on other banking institutions. For example, the failures of Silicon Valley Bank in California, Signature Bank in New York and First Republic Bank in California in 2023 caused an element of uncertainty in the investor community and among bank customers generally, including, specifically, deposit customers. These types of events may reduce customer confidence and may affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have negative reputational ramifications for institutions in the banking industry, including, possibly, the Corporation.

Securities Markets – The fair value of the Corporation’s available-for-sale debt securities, as well as the revenues the Corporation earns from its wealth management services, are sensitive to price fluctuations and market events.

Declines in the values of the Corporation’s securities holdings, combined with adverse changes in the expected cash flows from these investments, would negatively impact their value for liquidity management purposes and could result in the recording of an allowance for credit losses. At December 31, 2025, the fair value of the Corporation’s available-for-sale debt securities portfolio was $506.6 million, or 5.5% less than the amortized cost basis. The unrealized decrease in fair value was consistent with the increases in market interest rates that occurred subsequent to the purchases of the securities, and no allowance for credit losses was required on available-for-sale debt securities in an unrealized loss position at December 31, 2025. Further increases in interest rates would cause the fair value of the available-for-sale debt securities portfolio to decrease further.  For additional information regarding debt securities, see the “Securities” section of Management’s Discussion and Analysis and Note 7 to the consolidated financial statements.

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

Mortgage Banking – The Corporation originates and sells residential mortgage loans to the secondary market through the MPF Xtra and MPF Original programs. Both of these programs are administered by the Federal Home Loan Banks of Pittsburgh and Chicago. At December 31, 2025, the total outstanding balance of residential mortgages sold and serviced through the two programs amounted to $450,120,000. The Corporation must strictly adhere to the MPF Xtra and MPF Original program guidelines for origination, underwriting and servicing loans, and failure to do so may result in the Corporation being forced to repurchase loans or being dropped from the program. As of December 31, 2025, the total outstanding balance of residential mortgage loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $2,598,000. If the volume of such forced repurchases of loans were to increase significantly, or if the Corporation were to be dropped from the programs, it could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

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

During 2025, the Corporation did not experience a cybersecurity threat or incident that has materially affected or is reasonably likely to materially affect the Corporation, including its business strategy, results of consolidated operations or financial condition. Refer to the risk factor captioned “Cyber Security Risks and Technology Dependence” in Part I, Item 1A. “Risk Factors” for additional information.

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

ITEM 2. PROPERTIES

A summary of the Corporation’s operating properties is as follows:

	Number	Number of	Number of
	of	Owned	Leased
	Locations	Properties	Properties
Branches	35	29	6
Limited Purpose Office-Lending	1	1	0
Administrative/Multi-purpose	4	2	2
Total	40	32	8

ITEM 3. LEGAL PROCEEDINGS

Class Action Litigation

On March 27, 2024, a putative class action lawsuit was filed in the US District Court for the Western District of Texas by investors in a purported Ponzi scheme operated by two individuals, one of whom maintained accounts at C&N Bank. The plaintiffs sued C&N Bank, along with another bank, and additional law firm and accounting firm defendants. The case was styled Goldovsky, et al. v. Rauld, et al. Plaintiffs asserted claims against C&N Bank and the other bank for aiding and abetting alleged violations of the Texas Securities Act, and additional claims against the legal and accounting professionals for statutory fraud, common law fraud, negligent misrepresentation, and knowing participation in breach of fiduciary duty.

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

On May 23, 2025, C&N Bank was served with a complaint filed by Goldovsky, et al in the US District Court for the Middle District of Pennsylvania. The complaint was predicated upon Texas securities law, alleging substantially the same facts and asserting the same legal arguments as in the Texas case. C&N Bank filed motions to dismiss the Pennsylvania case. Plaintiffs filed a motion to certify the case as class action.  C&N Bank filed its response brief in opposition to class certification in the Pennsylvania case on October 22, 2025. On December 30, 2025, the US District Judge for the Middle District of Pennsylvania issued an order dismissing the case with prejudice on the grounds that the complaint was filed after the statute of limitations had run. Plaintiffs had until January 29, 2026 to file a timely notice of appeal. No such notice was filed.

C&N Bank believes that it has substantial defenses against any additional actions the plaintiffs may initiate and intends to defend itself in the event of any such actions. Based on the information available to the Corporation, the Corporation does not believe at this time that a loss is probable in this matter, nor can a range of possible losses be determined. Accordingly, no liability has been recorded for this litigation matter in the accompanying consolidated financial statements. The Corporation’s estimate may change from time to time, and actual losses could vary.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

QUARTERLY SHARE DATA

Trades of the Corporation’s stock are executed through various brokers who maintain a market in the Corporation’s stock. The Corporation’s stock is listed on the NASDAQ Capital Market with the trading symbol CZNC. As of December 31, 2025, there were 2,283 shareholders of record of the Corporation’s common stock.

While the Corporation has a history of paying cash dividends, future dividend payments will depend upon the Corporation’s  financial condition and future earnings and capital and regulatory requirements. Also, the Corporation and C&N Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. These restrictions are described in Note 18 to the consolidated financial statements.

On September 25, 2023, the Corporation announced a new treasury stock repurchase program. Under the program, the Corporation is authorized to repurchase up to 750,000 shares of the Corporation’s common stock, or slightly less than 5% of the Corporation’s issued and outstanding shares at August 4, 2023. The program was effective when publicly announced and will continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion. All shares of common stock repurchased pursuant to the program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase and Sale Plan and its equity compensation program. During the year ended December 31, 2025, 501 shares were repurchased for a total cost of $9,534, at an average price of $19.03 per share. At December 31, 2025, there were 723,465 shares available to be repurchased under the program. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions.

The following table sets forth a summary of purchases by the Corporation, in the open market, of its equity securities during the fourth quarter 2025:

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet
			Publicly	be Purchased
	Total Number	Average	Announced	Under
	of Shares	Price Paid	Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
October 1 - 31, 2025	0	$0	0	723,966
November 1 - 30, 2025	501	$19.03	501	723,465
December 1 - 31, 2025	0	$0	0	723,465
Total	501	$19.03	501

PERFORMANCE GRAPH

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the Russell 2000 Index and the Corporation’s peer group index (the NASDAQ Bank Index) for the five-year period commencing December 31, 2020 and ended December 31, 2025.

The index values are market-weighted dividend-reinvestment amounts, which measure the total return on a $100.00 investment made five years ago. This chart meets Securities & Exchange Commission requirements for showing dividend reinvestment share performance over a five-year period and measures the return to an investor for investing $100.00 into a group of bank stocks and reinvesting any and all dividends into the purchase of more of the same stock for which dividends were paid.

Citizens & Northern Corporation

Total Return Performance
200
150
100
50
Citizens & Northern Corporation
Russell 2000 Index
Peer Group (NASDAQ Bank Index)
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Citizens & Northern Corporation	100.00	138.06	126.52	131.21	115.22	132.52
Russell 2000 Index	100.00	114.78	91.30	106.71	119.00	134.23
Peer Group (NASDAQ Bank Index)	100.00	142.91	119.65	115.54	139.30	149.15

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Citizens & Northern 2023 Equity Stock Incentive Plan which was approved by the Corporation’s shareholders in April 2023.  The figures shown in the table below are as of December 31, 2025.

Number of
	Number of	Weighted-	Securities
	Securities to be	average	Remaining
	Issued Upon	Exercise	for Future
	Exercise of	Price of	Issuance Under
	Outstanding	Outstanding	Equity Compen-
	Options	Options	sation Plans
Equity compensation plans approved by shareholders	0	$ N/A	357,936

Equity compensation plans not approved by shareholders	0	N/A	0

More details related to the Corporation’s equity compensation plans are provided in Notes 1 and 13 to the consolidated financial statements.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in this Annual Report on Form 10-K are forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward-looking statements may include financial and other projections as well as statements regarding the Corporation that may include future plans, objectives, performance, revenues, growth, profits, operating expenses or the Corporation’s underlying assumptions. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the “Corporation”) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements are not historical facts, are based on certain assumptions and describe future plans, business objectives and expectations, and are generally identifiable by the use of words such as, “may”, “would”, “will”, "should", “likely”, “possibly”, "expect", "anticipate", “intend”, “pro forma”, “estimate”, “target”, “potentially”, “probably”, “outlook”, “predict”, “contemplate”, “continue”, “strategic”, “objective”, “plan”, “forecast”, “project”, “believe” and “goal” or other similar words, phrases or concepts. Persons reading this document are cautioned that such statements are only predictions, and that the Corporation’s actual future results or performance may be materially different. A number of factors could cause our actual results, events or developments, or industry results, to be materially different from any future results, events or developments expressed, implied or anticipated by such forward-looking statements.  In addition to factors previously disclosed in the reports filed by the Corporation with the SEC, including the Risk Factors section of this Form 10-K, and those identified elsewhere in this document, the following factors, among others, could cause actual results to differ materially from forward looking statements:

●	changes in monetary and fiscal policies of the Federal Reserve Board and the U.S. Government, particularly related to changes in interest rates
●	changes in general economic conditions
●	the potential for adverse developments in the banking industry that could have a negative impact on customer confidence
●	the possibility that the Corporation’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses
●	difficulties in integrating the operations of the former Susquehanna. (acquired by the Corporation October 1, 2025)
●	legislative or regulatory changes
●	downturn in demand for loan, deposit and other financial services in the Corporation’s market area
●	increased competition from other banks and non-bank providers of financial services
●	technological changes and increased technology-related costs
●	information security breaches or other technology difficulties or failures
●	changes in, or the application of, generally accepted accounting principles with respect to the presentation of the Corporation’s financial statements

●	fraud and cyber malfunction risks as usage of artificial intelligence continues to expand
●	integration efforts between the Corporation and Susquehanna may divert the attention of the management teams of the Corporation and Susquehanna and cause a loss in the momentum of their ongoing businesses
●	success of the Corporation in Susquehanna’s geographic market area will require the Corporation to attract and retain key personnel in the market and to differentiate the Corporation from its competitors in the market

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. All forward-looking statements and information made herein are based on management’s current beliefs and assumptions as of the date of filing of this document. The Corporation does not undertake to update forward-looking statements.

Completion of Merger with Susquehanna Community Financial, Inc.

On October 1, 2025, the Corporation completed its previously announced merger with Susquehanna. Susquehanna was the parent company of Susquehanna Community Bank, with seven banking offices located in Lycoming, Northumberland, Snyder and Union counties in Pennsylvania. Pursuant to the Agreement and Plan of Merger dated April 23, 2025 between the Corporation and Susquehanna, Susquehanna merged with and into the Corporation, with the Corporation as the surviving corporation in the Merger. Immediately following the completion of the Merger, Susquehanna Community Bank, the wholly owned subsidiary of Susquehanna, merged with and into C&N Bank, with C&N Bank surviving. Upon completion of the merger, shareholders of Susquehanna became entitled to exchange each share of Susquehanna common stock owned for 0.80 shares of the Corporation’s common stock.  Cash was issued in lieu of fractional shares resulting from the conversion of Susquehanna’s stock.  In total, C&N issued approximately 2.3 million shares of common stock to the former Susquehanna stockholders, resulting in total merger consideration valued at $44.6 million and an increase in the Corporation’s stockholders’ equity of $44.4 million, net of equity issuance costs.

In connection with the acquisition, effective October 1, 2025, tangible common book value per share (a non-GAAP ratio- see reconciliation on. page 38) was diluted by $0.56, or 3.6%, as the Corporation recorded goodwill of $10.8 million and a core deposit intangible asset of $10.7 million. Assets acquired included loans valued at $393.6 million, cash and due from banks of $6.1 million, bank-owned life insurance valued at $8.0 million and securities valued at $147.6 million. Liabilities assumed included deposits valued at $501.5 million and short-term borrowings valued at $45.8 million. The assets purchased and liabilities assumed in the acquisition were recorded at their preliminary estimated fair values at the time of closing and may be adjusted for up to one year subsequent to the acquisition.

In November 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-08, Financial Instruments – Credit Losses (ASU 2025-08). The Corporation adopted ASU 2025-08 in accounting for the Susquehanna acquisition. Consistent with ASU 2025-08, The Corporation recorded loans receivable at fair value plus an allowance for credit losses of $7.1 million, including allowances totaling $2.6 million on loans with more than insignificant deterioration in credit quality subsequent to origination (“PCD”) loans and an allowance of $4.5 million on non-PCD loans. At acquisition date, the recorded value of loans receivable included PCD loans totaling $23.7 million.

In 2025, the Corporation incurred pre-tax merger-related expenses related to the Susquehanna acquisition of $7,940,000. Merger-related expenses include expenses related to conversion of Susquehanna’s core customer system data into C&N’s core system, severance and legal and other professional expenses. Management believes disclosure of 2025 earnings results, adjusted to exclude the impact of merger-related expenses, net of tax, provides useful information to investors for comparative purposes. The following table provides a reconciliation of the Corporation’s 2025 earnings results under U.S. generally accepted accounting principles (U.S. GAAP) to comparative non-U.S. GAAP results excluding merger-related expenses, net of tax.

(Dollars in Thousands)	Year Ended
	December 31,
	2025	2024
Calculation of Adjusted Net Income:
Net Income (GAAP) (A)	$23,427	$25,958
Add: Merger-related expenses (B)	7,940	0
Less: Tax effect of merger-related expenses (C)	(1,590)	0
Adjusted Net Income (D=A+B-C) - Non-GAAP	$29,777	$25,958
Adjusted Net Income Attributable to Common Shares - Non-GAAP	$29,546	$25,747

Number of Shares Used in Computation-Basic and Diluted - Non-GAAP	15,949,789	15,262,504
Net Income-Basic and Diluted per Common Share - GAAP	$1.46	$1.69
Adjusted Net Income-Basic and Diluted Per Common Share - Non-GAAP	$1.85	$1.69

EARNINGS OVERVIEW

2025 vs. 2024

Net income for the year ended December 31, 2025 was $23,427,000 or $1.46 per diluted share, as compared to $25,958,000, or $1.69 per diluted share, for the year ended December 31, 2024. The addition of Susquehanna contributed to growth in net interest income, noninterest income and noninterest expenses. As disclosed in the table above, adjusted earnings (which is a non-GAAP number that excludes the impact of merger-related expenses, net of tax), for the year ended December 31, 2025 were $29,777,000, or $1.85 per diluted share.

Significant variances were as follows:

●	Net interest income totaled $91,853,000 for the year ended December 31, 2025, an increase of $12,738,000 from 2024 including the benefit of three months of income from growth in net earning assets resulting from the Susquehanna merger. Average total loans increased $137,995,000 or 7.3% and average total deposits increased $170,215,000, or 8.3%. Average brokered deposits decreased $50,415,000 to $11,123,000 for the year ended December 31, 2025 from $61,538,000 for the year ended December 31, 2024, while average total borrowed funds decreased $44,254,000. The net interest margin was 3.61% for the year ended December 31, 2025, up from 3.30% in the corresponding period of 2024. The interest rate spread increased 0.38%, as the average rate on interest-bearing liabilities was 0.25% lower while the average yield on earning assets increased 0.13%.
●	For the year ended December 31, 2025, the provision for credit losses was $6,073,000, up from $2,195,000 in 2024. The provision for the year ended December 31, 2025 included the impact of increases in the allowance for credit losses (“ACL”) related to changes in qualitative factors. The ACL increased $11,013,000, to 1.32% of loans receivable at December 31, 2025 as compared to 1.06% at December 31, 2024, including the impact of growth in the loan portfolio, mainly from the Susquehanna acquisition, as well as a net increase related to changes in qualitative factors. For the year ended December 31, 2025, net charge-offs totaled $1,617,000, or 0.08% of average loans receivable as compared to net charge-offs for 2024 of $1,603,000, or 0.09% of average loans receivable.
●	Noninterest income totaled $30,852,000 for the year ended December 31, 2025, up $1,643,000 from the total for the year ended December 31, 2024 including the impact of $665,000 in noninterest income from the Susquehanna acquisition. Significant variances included the following:
➢	Other noninterest income of $5,637,000 increased $407,000 including increases in credit enhancement fees of $117,000, income from merchant services of $66,000, interchange revenue from credit cards of $65,000, income from tax credits related to donations of $51,000 and letter of credit fees of $49,000.

➢	Interchange revenue from debit card transactions of $4,623,000 increased $347,000, including an increase in volume-related incentive income.

➢	Net gains from sale of loans of $1,483,000 increased $325,000, reflecting an increase in volume of residential mortgage loans sold and includes the impact of $146,000 in net gains from sale of loans resulting from the Susquehanna acquisition.

➢	Trust revenue of $8,212,000 increased $284,000, consistent with appreciation in the trading prices of many U.S. equity securities and included an increase in estate fees.

●	Noninterest expense, excluding merger-related expenses of $7,940,000, totaled $80,049,000 for the year ended December 31, 2025, an increase of $5,791,000 from the total of $74,258,000 for the year ended December 31, 2024. The increase in noninterest expense included the impact of the Susquehanna acquisition. Other significant variances included the following:
➢	Salaries and employee benefits expense of $47,386,000 increased $2,456,000, including the impact of the Susquehanna acquisition and an increase of $387,000 in cash and stock-based incentive compensation.

➢	Other noninterest expense of $11,535,000 increased $1,174,000. Within this category, other significant variances included the following:
◾	Core deposit intangible amortization expense increased $808,000, including $773,000 related to core deposits assumed from Susquehanna.
◾	In 2025, there was a reduction in expense associated with the defined benefit postretirement medical benefit plan of $65,000. In comparison, in 2024, there was a reduction in expense of $527,000 related to the defined benefit postretirement medical benefit plan, including a curtailment gain of $469,000.
◾	Legal fees unrelated to merger activity totaled $299,000 for the year ended December 31, 2025, a decrease of $305,000 from the total for 2024.
●	The income tax provision of $5,216,000, or 18.2% of pre-tax income for the year ended December 31 2025 decreased $697,000 from $5,913,000, or 18.6% of pre-tax income for the year ended December 31, 2024. The decrease in income tax provision was consistent with the decrease in pre-tax income of $3,228,000.

2024 vs. 2023

Net income for the year ended December 31, 2024 was $25,958,000, or $1.69 per diluted share, as compared to $24,148,000, or $1.57 per diluted share, for the year ended December 31, 2023. The results for 2023 included the impact of a $1.3 million charge, or $0.08 per diluted share, related to the repositioning of available-for-sale securities and bank-owned life insurance (BOLI).

Significant variances were as follows:

●	Net interest income totaled $79,115,000 for the year ended December 31, 2024, a decrease of $1,285,000 from 2023. The net interest margin was 3.30% in 2024, down from 3.47% in 2023. The interest rate spread decreased 0.32%, as the average rate on interest-bearing liabilities was higher by 0.75% while the average yield on earning assets increased 0.43%. Average total earning assets increased $81,866,000. Average total loans increased $88,973,000 (5.0%) and average total deposits increased $85,644,000 (4.3%).
●	For the year ended December 31, 2024, the provision for credit losses was $2,195,000, compared to $186,000 in 2023. For the year ended December 31, 2024, the provision related to loans receivable included the impact of a net increase in the ACL related to qualitative factors, partially offset by a decrease in total specific allowances on individual loans and decreases in other components of the ACL. The ACL increased $827,000 to 1.06% of loans receivable at December 31, 2024 as compared to 1.04% at December 31, 2023. For the year ended December 31, 2024, net charge-offs totaled $1,603,000, or 0.09% of average loans receivable as compared to $264,000 or 0.01% of average loans receivable for 2023.
●	Noninterest income totaled $29,209,000 for the year ended December 31, 2024, up $4,792,000 from the year ended December 31, 2023. Significant variances included the following:
➢	There were no net gains or losses on available-for-sale debt securities for the year ended December 31, 2024 compared to net losses on available-for-sale debt securities of $3,036,000 for the year ended December 31, 2023. The net losses on available-for-sale debt securities of $3,036,000 for the year ended December 31, 2023 were primarily from sales in the fourth quarter 2023 related to the repositioning of the portfolio.

➢	Earnings from the increase in cash surrender value of life insurance of $1,830,000 decreased $873,000 in 2024 from 2023. Included in 2023 was income from a one-time enhancement of $2,100,000 on BOLI purchased in December 2023. Excluding the impact of the income from the enhancement in 2023, earnings from the increase in cash surrender value of life insurance increased $1,227,000 reflecting the increase in the average balance of BOLI to $51,465,000 in 2024 from $31,808,000 in 2023.

➢	Other noninterest income of $5,230,000 increased $620,000 as dividends on FHLB-Pittsburgh and Federal Reserve stock totaled $1,743,000, an increase of $451,000, and income from tax credits related to donations increased $77,000.

➢	Brokerage and insurance revenue of $2,271,000 increased $596,000 due to an increase in sales volume.

➢	Trust revenue of $7,928,000 increased $515,000, consistent with appreciation in the trading prices of many U.S. equity securities and includes revenue from new business.

➢	Net gains from sale of loans of $1,158,000 increased $435,000, reflecting an increase in volume of residential mortgage loans sold.

➢	Service charges on deposit accounts of $5,867,000 increased $300,000 reflecting an increase in volume of fees.
●	Noninterest expense totaled $74,258,000 for the year ended December 31, 2024, an increase of $110,000 from the total for the year ended December 31, 2023. Significant variances included the following:
➢	Other noninterest expense of $10,361,000 decreased $872,000. Within this category, significant variances included the following:
◾	Other operational losses included a net decrease in expense of $407,000 to $98,000 in other losses in 2024 from expense of $505,000 in 2023. Included in 2023 was $427,000 related to a trust department tax compliance matter.
◾	In 2024, there was a reduction in expense of $527,000 related to the defined benefit postretirement medical benefit plan, including a curtailment of $469,000 related to plan adjustments in the first quarter 2024. In comparison, in 2023, there was a reduction in expense associated with the postretirement plan of $19,000.
◾	Donations expense increased $195,000 from 2023 including an increase of $133,000 in PA Educational Improvement Tax Credit Program donations and $50,000 in 2024 donations to benefit Northern Tier and Northcentral PA communities impacted by storm damage.

➢	Professional fees of $2,175,000 decreased $322,000 as 2023 included $389,000 of conversion costs related to a change in Wealth Management platform for providing brokerage and investment advisory services.
➢	Salaries and employee benefits expense of $44,930,000 increased $735,000, including an increase of $905,000 in cash and stock-based incentive compensation, an increase in base salaries expense of $630,000, or 2.1%, and an increase of $253,000 in wealth management-related commissions while there were decreases in expense related to the Employee Stock Ownership Plan of $579,000, health insurance expense of $361,000 and the Supplemental Executive Retirement Plan of $267,000.
●	The income tax provision of $5,913,000, or 18.6% of pre-tax income for the year ended December 31, 2024 decreased $422,000 from $6,335,000, or 20.8% of pre-tax income for the year ended December 31, 2023. The higher effective tax rate in 2023 included the net impact of a tax charge of $950,000 related to the initiated surrender of BOLI, partially offset by the non-taxable income of $2,100,000 from the one-time enhancement on the purchase of BOLI.

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

Business Combinations – The Corporation accounts for its mergers and acquisitions using the acquisition method of accounting under the provisions of FASB ASC Topic 805 ("ASC 805"), Business Combinations. Under ASC 805, the assets acquired, including identified intangible assets such as core deposit intangibles and liabilities assumed in a business combination are recognized at their acquisition-date fair value, while transaction costs and restructuring costs associated with the business combination are expensed as incurred. The excess of the merger consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill.

The valuations are based upon management’s assumptions of future growth rates, future attrition, discount rates and other relevant factors, which involves a significant level of estimation and uncertainty. In addition, management engaged independent third-party specialists to assist in the development of the fair values of the acquired assets and assumed liabilities. The preliminary estimates of fair values may be adjusted for a period of time subsequent to the acquisition date if new information is obtained about facts and circumstances that existed as of the merger date that, if known, would have affected the measurement of the amounts recognized as of that date. Adjustments would be recorded to goodwill during the current reporting period.

Examples of the impacted acquired assets and assumed liabilities include loans, deposits, identifiable intangible assets and certain other assets and liabilities.

For acquired loans at the merger date, management evaluated and classified loans based upon whether the loans had experienced a more-than-insignificant amount of credit deteriorating since origination. To determine the fair value of the loans, significant estimates and assumptions were applied, including projected cash flows, discount rates, repayment speeds, credit loss severity rates, default rates and realizable collateral values. In November 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-08, Financial Instruments – Credit Losses (ASU 2025-08). The Corporation adopted ASU 2025-08 in accounting for the Susquehanna acquisition. Consistent with ASU 2025-08, the Corporation recorded loans receivable at fair value plus an allowance for credit losses of $7.1 million, including allowances totaling $2.6 million on loans with more than insignificant deterioration in credit quality subsequent to origination (“PCD”) loans and an allowance of $4.5 million on non-PCD loans at acquisition.

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation’s net interest income in 2025, 2024 and 2023. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis using the Corporation’s marginal tax rate of 21%. The Corporation believes presentation of net interest income on a fully taxable-equivalent basis provides investors with meaningful information for purposes of comparing returns on tax-exempt securities and loans with returns on taxable securities and loans. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. Fully-taxable-equivalent interest income is reconciled to interest income following Table I. The discussion that follows is based on amounts in the tables.

2025 vs. 2024

Fully taxable equivalent net interest income was $92,735,000 in 2025, $12,801,000 (16.0%) higher than in 2024  including the benefit of three months of income from growth in net earning assets resulting from the Susquehanna merger. Table III shows the net impact of changes in the volume increased net interest income by $6,832,000 and changes in interest rates increased net interest income by $5,969,000. The increase in net interest income reflected an increase in interest income of $11,202,000 and a decrease in interest expense of $1,599,000. As presented in Table II, the Net Interest Margin was 3.61% in 2025, as compared to 3.30% in 2024, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) increased to 2.97% in 2025 from 2.59% in 2024. The average yield on earning assets of 5.45% was 0.13% higher in 2025 as compared to 2024, while the average rate on interest bearing liabilities of 2.48% was 0.25% lower in 2025 as compared to 2024. Accretion of acquisition accounting valuation adjustments related to the Susquehanna merger had a positive impact of $789,000 including accretion on loans of $486,000 and $303,000 on time deposits.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $140,099,000 in 2025, an increase of $11,202,000, or 8.7%, from 2024.

Interest and fees from loans receivable increased $10,242,000 in 2025 as compared to 2024. In 2025, the fully taxable equivalent yield on loans was 6.12%, up from 6.03% in 2024, reflecting the effects of loans acquired from  Susquehanna and valued based on current market yields as of October 1, 2025 as well as gradual paydowns on loans originated prior to interest rates rising in 2022 and 2023 with more recent loans originated at higher market rates. Average outstanding loans receivable increased $137,995,000 (7.3%) to $2,019,117,000 in 2025 from $1,881,122,000 in 2024. The increase in average annual loans attributable to Susquehanna was $97,392,000.

Income from interest-bearing due from banks totaled $3,359,000 in 2025, a decrease of $948,000 from 2024. Within this category, the largest asset balance in 2025 and 2024 has been interest-bearing deposits held with the Federal Reserve. The average yield on interest-bearing due from banks decreased to 4.21% in 2025 from 4.97% in 2024. The average balance of interest-bearing due from banks was $79,833,000 in 2025, down from $86,703,000 in 2024.

Interest income from available-for-sale debt securities, on a fully taxable-equivalent basis, increased $1,905,000 in 2025. The average yield on the portfolio increased to 2.78% for 2025 from 2.45% for 2024, and the average balance (at amortized cost) increased $15,534,000. The Susquehanna merger resulted in an initial increase in available-for-sale debt securities of $147,617,000. The majority of these securities were sold, and a significant portion of the proceeds were reinvested in securities contributing to the increase in average balance and yield.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense decreased $1,599,000 to $47,364,000 in 2025 from $48,963,000 in 2024.

Interest expense on deposits increased $275,000, as average total deposits (interest-bearing and noninterest-bearing) increased  $170,214,000 (8.3%) in 2025 as compared to 2024. The increase in average annual deposit balances included $121,038,000 attributable to the Susquehanna acquisition. The average rate on interest-bearing deposits decreased to 2.29% in 2025 from 2.51% in 2024. Within average deposits, average brokered deposits were $11,123,000 at an average rate of 4.57% in 2025 as compared to $61,537,000 at an average rate of 5.19% in 2024. Average time deposits increased $58,512,000, average interest checking deposits increased $41,761,000, average savings deposits increased $38,120,000, average total balance of money market accounts increased $18,405,000 and the average balance of noninterest bearing demand deposits increased $13,416,000.

Interest expense on borrowed funds decreased $1,874,000 in 2025 as compared to 2024. Interest expense on short-term borrowings of $7,000 in 2025 was down from $1,168,000 in 2024 as the average balance of short-term borrowings decreased to $1,370,000 in 2025 from 22,743,000 in 2024. The average rate on short-term borrowings was 0.51% in 2025 compared to 5.14% in 2024. Interest expense on long-term borrowings (FHLB advances) decreased $720,000 to $6,468,000 in 2025 from $7,188,000 in 2024. The average balance of long-term borrowings was $144,114,000 in 2025, down from an average balance of $167,181,000 in 2024. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations. The average rate on long-term borrowings was 4.49% in 2025 compared to 4.30% in 2024.

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

Interest and fees from loans receivable increased $11,730,000 in 2024 as compared to 2023. In 2024, the fully taxable equivalent yield on loans was 6.03%, up from 5.67% in 2023, reflecting the effects of primarily rising interest rates on new loan originations and floating-rate loans. Average outstanding loans receivable increased $88,973,000 (5.0%) to $1,881,122,000 in 2024 from $1,792,149,000 in 2023. The Corporation experienced growth in commercial real estate and other commercial loans in 2023 and in 2024.

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

TABLE I - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Year Ended
	December 31,			Increase/(Decrease)
(In Thousands)	2025	2024	2023	2025/2024	2024/2023
INTEREST INCOME
Interest-bearing due from banks	$3,359	$4,307	$1,379	$(948)	$2,928
Available-for-sale debt securities:
Taxable	10,420	8,593	8,555	1,827	38
Tax-exempt	2,609	2,531	2,815	78	(284)
Total available-for-sale debt securities	13,029	11,124	11,370	1,905	(246)
Loans receivable:
Taxable	120,597	110,396	98,854	10,201	11,542
Tax-exempt	2,985	2,944	2,756	41	188
Total loans receivable	123,582	113,340	101,610	10,242	11,730
Other earning assets	129	126	64	3	62
Total Interest Income	140,099	128,897	114,423	11,202	14,474

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	10,869	12,151	7,668	(1,282)	4,483
Money market	8,168	8,589	5,686	(421)	2,903
Savings	1,187	207	243	980	(36)
Time deposits	19,251	18,253	10,636	998	7,617
Total interest-bearing deposits	39,475	39,200	24,233	275	14,967
Borrowed funds:
Short-term	7	1,168	3,240	(1,161)	(2,072)
Long-term - FHLB advances	6,468	7,188	4,230	(720)	2,958
Senior notes, net	483	481	479	2	2
Subordinated debt, net	931	926	922	5	4
Total borrowed funds	7,889	9,763	8,871	(1,874)	892
Total Interest Expense	47,364	48,963	33,104	(1,599)	15,859

Net Interest Income	$92,735	$79,934	$81,319	$12,801	$(1,385)

(1)	Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis (a non-GAAP measure), using the Corporation’s marginal federal income tax rate of 21%.
(2)	Fees on loans are included with interest on loans and amounted to $1,726,000 in 2025, $1,927,000 in 2024 and $1,856,000 in 2023.
(3)	The table that follows is a reconciliation of net interest income under U.S. GAAP as compared to net interest income as adjusted to a fully taxable-equivalent basis.

(In Thousands)	Year Ended
	December 31,			Increase/(Decrease)
	2025	2024	2023	2025/2024	2024/2023
Net Interest Income Under U.S. GAAP	$91,853	$79,115	$80,400	$12,738	$(1,285)
Add: fully taxable-equivalent interest income adjustment from tax-exempt securities	317	271	388	46	(117)
Add: fully taxable-equivalent interest income adjustment from tax-exempt loans	565	548	531	17	17
Net Interest Income as adjusted to a fully taxable-equivalent basis - Non-GAAP	$92,735	$79,934	$81,319	$12,801	$(1,385)

TABLE II - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars In Thousands)	Year		Year		Year
	Ended	Rate of	Ended	Rate of	Ended	Rate of
	12/31/2025	Return/	12/31/2024	Return/	12/31/2023	Return/
	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds%	Balance	Funds%	Balance	Funds%
EARNING ASSETS
Interest-bearing due from banks	$79,863	4.21%	$86,703	4.97%	$32,709	4.22%
Available-for-sale debt securities, at amortized cost:
Taxable	360,179	2.89%	340,339	2.52%	389,456	2.20%
Tax-exempt	108,815	2.40%	113,121	2.24%	125,920	2.24%
Total available-for-sale debt securities	468,994	2.78%	453,460	2.45%	515,376	2.21%
Loans receivable:
Taxable	1,931,125	6.24%	1,791,187	6.16%	1,703,839	5.80%
Tax-exempt	87,992	3.39%	89,935	3.27%	88,310	3.12%
Total loans receivable	2,019,117	6.12%	1,881,122	6.03%	1,792,149	5.67%
Other earning assets	2,616	4.93%	2,198	5.73%	1,383	4.63%
Total Earning Assets	2,570,590	5.45%	2,423,483	5.32%	2,341,617	4.89%
Cash	22,286		22,209		22,108
Unrealized loss on securities	(39,435)		(49,520)		(63,118)
Allowance for credit losses	(23,484)		(20,294)		(18,498)
Bank-owned life insurance	54,097		51,465		31,808
Bank premises and equipment	22,987		21,765		21,330
Intangible assets	59,745		54,778		55,176
Other assets	76,598		79,220		72,433
Total Assets	$2,743,384		$2,583,106		$2,462,856

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$578,994	1.88%	$537,233	2.26%	$488,761	1.57%
Money market	376,679	2.17%	358,274	2.40%	347,130	1.64%
Savings	241,249	0.49%	203,129	0.10%	238,760	0.10%
Time deposits	524,394	3.67%	465,882	3.92%	381,488	2.79%
Total interest-bearing deposits	1,721,316	2.29%	1,564,518	2.51%	1,456,139	1.66%
Borrowed funds:
Short-term	1,370	0.51%	22,743	5.14%	62,926	5.15%
Long-term - FHLB advances	144,114	4.49%	167,181	4.30%	110,943	3.81%
Senior notes, net	14,935	3.23%	14,865	3.24%	14,798	3.24%
Subordinated debt, net	24,890	3.74%	24,774	3.74%	24,662	3.74%
Total borrowed funds	185,309	4.26%	229,563	4.25%	213,329	4.16%
Total Interest-bearing Liabilities.	1,906,625	2.48%	1,794,081	2.73%	1,669,468	1.98%
Demand deposits (noninterest bearing)	506,468		493,052		515,787
Other liabilities	32,650		30,089		29,107
Total Liabilities	2,445,743		2,317,222		2,214,362
Stockholders' equity, excluding accumulated other comprehensive loss	328,061		304,532		297,894
Accumulated other comprehensive loss	(30,420)		(38,648)		(49,400)
Total Stockholders' Equity	297,641		265,884		248,494
Total Liabilities and Stockholders' Equity	$2,743,384		$2,583,106		$2,462,856
Interest Rate Spread		2.97%		2.59%		2.91%
Net Interest Income/Earning Assets		3.61%		3.30%		3.47%

Total Deposits (Interest-bearing and Demand)	$2,227,784		$2,057,570		$1,971,926
Brokered Deposits	$11,123	4.57%	$61,538	5.19%	$47,424	4.78%
(1)	Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

TABLE III -  ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	Year Ended 12/31/2025 vs. 12/31/2024			.	Year Ended 12/31/2024 vs. 12/31/2023
	Change in	Change in	Total		Change in	Change in	Total
	Volume	Rate	Change		Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks	$(322)	$(626)	$(948)		$2,642	$286	$2,928
Available-for-sale debt securities:
Taxable	522	1,305	1,827		(1,153)	1,191	38
Tax-exempt	(98)	176	78		(286)	2	(284)
Total available-for-sale debt securities	424	1,481	1,905		(1,439)	1,193	(246)
Loans receivable:
Taxable	8,722	1,479	10,201		5,209	6,333	11,542
Tax-exempt	(65)	106	41		52	136	188
Total loans receivable	8,657	1,585	10,242		5,261	6,469	11,730
Other earning assets	22	(19)	3		44	18	62
Total Interest Income	8,781	2,421	11,202		6,508	7,966	14,474

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	894	(2,176)	(1,282)		822	3,661	4,483
Money market	426	(847)	(421)		188	2,715	2,903
Savings	45	935	980		(36)	0	(36)
Time deposits	2,196	(1,198)	998		2,690	4,927	7,617
Total interest-bearing deposits	3,561	(3,286)	275		3,664	11,303	14,967
Borrowed funds:
Short-term	(593)	(568)	(1,161)		(2,064)	(8)	(2,072)
Long-term - FHLB advances	(1,025)	305	(720)		2,363	595	2,958
Senior notes, net	2	0	2		2	0	2
Subordinated debt, net	4	1	5		4	0	4
Total borrowed funds	(1,612)	(262)	(1,874)		305	587	892
Total Interest Expense	1,949	(3,548)	(1,599)		3,969	11,890	15,859

Net Interest Income	$6,832	$5,969	$12,801		$2,539	$(3,924)	$(1,385)
(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME

TABLE IV - COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)	Year Ended
	December 31,		$	%
	2025	2024	Change	Change
Trust revenue	$8,212	$7,928	$284	3.6%
Brokerage and insurance revenue	2,313	2,271	42	1.8%
Service charges on deposit accounts	5,976	5,867	109	1.9%
Interchange revenue from debit card transactions	4,623	4,276	347	8.1%
Net gains from sales of loans	1,483	1,158	325	28.1%
Loan servicing fees, net	643	649	(6)	(0.9)%
Increase in cash surrender value of life insurance	1,927	1,830	97	5.3%
Other noninterest income	5,637	5,230	407	7.8%
Realized gains on available-for-sale debt securities, net	38	0	38	N/M
Total noninterest income	$30,852	$29,209	$1,643	5.6%

(Dollars in Thousands)	Year Ended
	December 31,		$	%
	2024	2023	Change	Change
Trust revenue	$7,928	$7,413	$515	6.9%
Brokerage and insurance revenue	2,271	1,675	596	35.6%
Service charges on deposit accounts	5,867	5,567	300	5.4%
Interchange revenue from debit card transactions	4,276	4,160	116	2.8%
Net gains from sales of loans	1,158	723	435	60.2%
Loan servicing fees, net	649	602	47	7.8%
Increase in cash surrender value of life insurance	1,830	2,703	(873)	(32.3)%
Other noninterest income	5,230	4,610	620	13.4%
Realized losses on available-for-sale debt securities, net	0	(3,036)	3,036	N/M
Total noninterest income	$29,209	$24,417	$4,792	19.6%

N/M = Not meaningful

NONINTEREST EXPENSE

TABLE V - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)	Year Ended
	December 31,		$	%
	2025	2024	Change	Change
Salaries and employee benefits	$47,386	$44,930	$2,456	5.5%
Net occupancy and equipment expense	5,860	5,473	387	7.1%
Data processing and telecommunications expense	8,742	7,768	974	12.5%
Automated teller machine and interchange expense	1,863	1,818	45	2.5%
Pennsylvania shares tax	1,904	1,733	171	9.9%
Professional fees	2,759	2,175	584	26.9%
Other noninterest expense	11,535	10,361	1,174	11.3%
Total noninterest expense, excluding merger-related expenses	80,049	74,258	5,791	7.8%
Merger-related expenses	7,940	0	7,940	N/M
Total noninterest expense	$87,989	$74,258	$13,731	18.5%

(Dollars in Thousands)	Year Ended
	December 31,		$	%
	2024	2023	Change	Change
Salaries and employee benefits	$44,930	$44,195	$735	1.7%
Net occupancy and equipment expense	5,473	5,357	116	2.2%
Data processing and telecommunications expense	7,768	7,582	186	2.5%
Automated teller machine and interchange expense	1,818	1,682	136	8.1%
Pennsylvania shares tax	1,733	1,602	131	8.2%
Professional fees	2,175	2,497	(322)	(12.9)%
Other noninterest expense	10,361	11,233	(872)	(7.8)%
Total noninterest expense	$74,258	$74,148	$110	0.1%

Additional detailed information concerning fluctuations in the Corporation’s earnings results and other financial information are provided in other sections of Management’s Discussion and Analysis.

INCOME TAXES

The effective income tax rate was 18.2% of pre-tax income in 2025, down from 18.6% in 2024 and 20.8% in 2023. Tax-exempt interest income and income from BOLI contributed to the effective rate being lower than the federal statutory rate in 2023 through 2025.The higher effective income tax rate in 2023 included the net impact of a tax charge of $950,000 for the initiated surrender of BOLI.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At December 31, 2025, the net deferred tax asset was $17,615,000, down from the balance at December 31, 2024 of $19,098,000. The largest change in temporary difference components was a decrease of $3,928,000 in the net deferred tax asset related to the unrealized loss on available-for-sale debt securities resulting from decreases in interest rates. Other significant changes included increases in the net deferred tax asset related to the ACL and acquisition accounting  valuation adjustments on loans and a decrease related to core deposit intangibles.

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

Management believes the recorded net deferred tax asset at December 31, 2025 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

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

Table VI shows the composition of the available-for-sale debt securities portfolio at December 31, 2025, 2024 and 2023. The total amortized cost of available-for-sale debt securities at December 31, 2025 was higher by $86,377,000 from December 31, 2024 and by $71,292,000 from December 31, 2023. The increase in amortized cost of the portfolio at December 31, 2025 resulted from purchases of available-for-sale debt securities with funding provided by proceeds from the sale of most of the securities acquired from Susquehanna.

At December 31, 2025, the largest categories of securities held as a percentage of total amortized cost, were as follows: (1) residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies, including pass-through securities and collateralized mortgage obligations, 40.0%; (2) tax-exempt and taxable municipal bonds, 29.0%; and (3) commercial mortgage-backed securities issued or guaranteed by U.S. Government sponsored agencies, 18.5%.

The composition of the available-for-sale debt securities portfolio at December 31, 2025, 2024 and 2023 is as follows:

TABLE VI - INVESTMENT SECURITIES

	2025		2024		2023
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$8,047	$7,482	$8,067	$7,118	$12,325	$11,290
Obligations of U.S. Government agencies	11,423	10,749	10,154	9,025	11,119	9,946
Bank holding company debt securities	36,103	34,076	28,958	25,246	28,952	23,500
Obligations of states and political subdivisions:
Tax-exempt	105,149	98,359	111,995	101,302	113,464	104,199
Taxable	50,306	44,152	51,147	42,506	58,720	50,111
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	148,865	143,921	104,378	94,414	105,549	95,405
Residential collateralized mortgage obligations	65,782	63,707	53,389	49,894	50,212	46,462
Commercial mortgage-backed securities	99,095	92,631	73,470	64,501	76,412	66,682
Private label commercial mortgage-backed securities	3,490	3,489	8,365	8,374	8,215	8,160
Asset-backed securities,
Collateralized loan obligations	8,000	8,009	0	0	0	0
Total Available-for-Sale Debt Securities	$536,260	$506,575	$449,923	$402,380	$464,968	$415,755

Aggregate Unrealized Loss		$(29,685)		$(47,543)		$(49,213)
Aggregate Unrealized Loss as a % of Amortized Cost		(5.5)%		(10.6)%		(10.6)%

As reflected in the table above, the fair value of available-for-sale securities was lower than the amortized cost basis by $29,685,000, or 5.5% at December 31, 2025, $47,543,000, or 10.6% at December 31, 2024 and $49,213,000 or 10.6% at December 31, 2023. The volatility in the fair value of the portfolio, including the significant reduction in fair value, resulted from changes in interest rates.

Additional information regarding the potential impact of interest rate changes on all of the Corporation’s financial instruments is provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

As described in Note 7 to the consolidated financial statements, management determined the Corporation does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at December 31, 2025 before it is able to recover the amortized cost basis. Further, management reviewed the Corporation’s holdings as of December 31, 2025 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at December 31, 2025, other than securities issued or guaranteed by U.S. Government entities or agencies, was as follows:

●	Bank holding company debt securities – The Corporation’s holdings of bank holding company debt securities include twelve subordinated securities with face amounts ranging from $250,000 to $5 million. There have been no payment defaults on the securities. Eleven of the issuers have publicly traded common stock. At December 31, 2024, the face amount of the issue from the bank holding company that is not publicly traded is $400,000. At December 31, 2025, two of the securities with a total face amount of $900,000 are unrated, and the rest of securities have external ratings ranging from BBB-/Baa3 to A-.
●	Obligations of states and political subdivisions (municipal bonds) – All of the Corporation’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at December 31, 2025, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA or pre-refunded – 19% of the portfolio; AA – 73%; A – 8%.

●	Private label commercial mortgage-backed securities (PLCMBS) – There was one PLCMBS security, which was from the most senior payment (subordination) class. This security was investment grade (rated Aaa), and there have been no payment defaults on this security.
●	Collateralized loan obligations (CLOs) – There were three CLOs securities, all of which were from the most senior payment (subordination) classes of their respective issuances. These securities were investment grade (rated Aaa), and there have been no payment defaults on these securities.

Based on the results of management’s assessment, there was no ACL required on available-for-sale debt securities in an unrealized loss position at December 31, 2025.

The following table presents the contractual maturities and the weighted-average yields (calculated based on amortized cost) of investment securities as of December 31, 2025. Yields on tax-exempt securities are presented on a fully taxable-equivalent basis using the Corporation’s marginal tax rate of 21%. For callable securities, yields on securities purchased at a discount are based on yield-to-maturity, while yields on securities purchased at a premium are based on yield to the first call date. Yields on mortgage-backed securities are estimated and include the effects of prepayment assumptions. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within		One-		Five-		After
	One		Five		Ten		Ten
(Dollars In Thousands)	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$0	0.00%	$7,045	1.37%	$1,002	1.60%	$0	0.00%	$8,047	1.39%
Obligations of U.S. Government agencies	0	0.00%	5,000	1.34%	1,942	4.31%	4,481	3.98%	11,423	2.88%
Bank holding company debt securities	0	0.00%	398	10.38%	35,705	4.52%	0	0.00%	36,103	4.58%
Obligations of states and political subdivisions:
Tax-exempt	3,209	2.78%	12,579	2.70%	31,432	2.90%	57,929	2.42%	105,149	2.62%
Taxable	1,437	2.11%	15,284	1.99%	11,577	2.81%	22,008	2.41%	50,306	2.37%
Sub-total	$4,646	2.57%	$40,306	2.13%	$81,658	3.61%	$84,418	2.50%	$211,028	2.86%
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities									148,865	3.54%
Residential collateralized mortgage obligations									65,782	3.81%
Commercial mortgage-backed securities									99,095	2.63%
Private label commercial mortgage-backed securities									3,490	5.45%
Collateralized loan obligations									8,000	5.24%
Total									$536,260	3.18%

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

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Income section of Management’s Discussion and Analysis. Other significant balance sheet items, including securities, the allowance for credit losses for loans and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding letters of credit at December 31, 2025.

Table VII shows the composition of the loan portfolio at year-end from 2021 through 2025. Throughout this time period, the portfolio was primarily commercial in nature. At December 31, 2025, commercial loans represented 76% of the portfolio while residential loans totaled 19% of the portfolio.

As presented in Table VII, total loans outstanding at December 31, 2025 were $2,354,365,000 which is an increase of $458,517,000 (24.2%) from total loans at December 31, 2024 including $393,587,000 of gross loans receivable, net of purchase accounting adjustments, recorded effective October 1, 2025 pursuant to the acquisition of Susquehanna. In comparing outstanding balances at December 31, 2025 and 2024, total commercial loans were up $376,154,000 or 26.4%, total outstanding consumer loans increased $46,422,000 or 72.6% and total residential mortgage loans increased $35,941,000 or 8.8%.

Also included in Table VII is additional detail regarding the composition of the non-owner occupied commercial real estate loan portfolio at December 31, 2025. The data in Table VII shows the amortized cost of non-owner occupied commercial real estate loans for which the primary purpose is utilization of office space by third parties was $125,175,000, or 5.3% of gross loans receivable. At December 31, 2025, within this segment there were two loans with a total amortized cost basis of $2,787,000 in nonaccrual status with no individual allowances and the remainder of the non-owner occupied commercial real estate loans with a primary purpose of office space utilization were in accrual status with no individual allowance at December 31, 2025.

While the Corporation’s lending activities are primarily concentrated in its market areas, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Participation loans are included in the “Commercial and industrial”, “Commercial loans secured by real estate”, “Political subdivisions” and “Other commercial” classes in the loan tables presented in this Form 10-K. Total participation loans outstanding amounted to $107,351,000 at December 31, 2025, up from $35,129,000 at December 31, 2024. The increase in 2025 resulted from participation loans acquired from Susquehanna.

The Corporation originates and sells residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Xtra program consist primarily of conforming, prime loans sold to the Federal National Mortgage Association (Fannie Mae), a quasi-government entity. The Corporation also originates and sells residential mortgage loans to the secondary market through the MPF Original program, administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Residential mortgages originated and sold through the MPF Original program consist primarily of conforming, prime loans sold to the Federal Home Loan Bank of Pittsburgh. The Corporation also  originates and sells mortgages under the Pennsylvania Housing Finance Agency and other programs though the volume of sales has been small in comparison to the volume under the MPF programs.

For loan sales originated under the MPF programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At December 31, 2025, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $2,598,000 and the corresponding total outstanding balance of repurchased loans at December 31, 2024 was $3,029,000.

At December 31, 2025, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $450,120,000, including loans sold through the MPF Xtra program of $272,656,000 and loans sold through the Original program of $177,464,000. At December 31, 2024, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $329,766,000. The outstanding balance of residential mortgage loans originated and serviced by the Corporation that have been sold to third parties increased $120,354,000 from the total at December 31, 2024, reflecting the impact of servicing obligations assumed on such loans that had been sold by Susquehanna prior to the merger. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of December 31, 2025.

TABLE VII – Five-Year Summary of Loans by Type

(Dollars In Thousands)	2025	%	2024	%	2023	%	2022	%	2021	%
Commercial real estate - non-owner occupied:
Non-owner occupied	$569,974	24.2	$471,171	24.9	$499,104	27.0	$454,386	26.1	$358,352	22.9
Multi-family (5 or more) residential	160,284	6.8	105,174	5.5	64,076	3.5	55,406	3.2	49,054	3.1
1-4 Family - commercial purpose	197,480	8.4	163,220	8.6	174,162	9.4	165,805	9.5	175,027	11.2
Total commercial real estate - non-owner occupied	927,738	39.4	739,565	39.0	737,342	39.9	675,597	38.8	582,433	37.2
Commercial real estate - owner occupied	311,792	13.2	261,071	13.8	237,246	12.8	205,910	11.8	196,083	12.5
All other commercial loans:
Commercial and industrial	128,679	5.5	96,665	5.1	78,832	4.3	95,368	5.5	118,488	7.6
Commercial lines of credit	139,727	5.9	120,078	6.3	117,236	6.3	141,444	8.1	106,338	6.8
Political subdivisions	96,349	4.1	94,009	5.0	79,031	4.3	86,663	5.0	75,401	4.8
Commercial construction and land	123,887	5.3	92,741	4.9	104,123	5.6	60,892	3.5	59,505	3.8
Other commercial loans	71,895	3.0	19,784	1.0	20,471	1.2	25,710	1.5	26,498	1.8
Total all other commercial loans	560,537	23.8	423,277	22.3	399,693	21.7	410,077	23.6	386,230	24.8
Residential mortgage loans:
1-4 Family - residential	411,827	17.5	383,797	20.2	389,262	21.1	363,005	20.9	327,593	20.9
1-4 Family residential construction	32,123	1.4	24,212	1.3	24,452	1.3	30,577	1.8	23,151	1.5
Total residential mortgage	443,950	18.9	408,009	21.5	413,714	22.4	393,582	22.7	350,744	22.4
Consumer loans:
Consumer lines of credit (including HELOCs)	94,060	4.0	47,196	2.5	41,503	2.2	36,650	2.1	33,522	2.1
All other consumer	16,288	0.7	16,730	0.9	18,641	1.0	18,224	1.0	15,837	1.0
Total consumer	110,348	4.7	63,926	3.4	60,144	3.2	54,874	3.1	49,359	3.1
Total	2,354,365	100.0	1,895,848	100.0	1,848,139	100.0	1,740,040	100.0	1,564,849	100.0
Less: allowance for credit losses on loans	(31,048)		(20,035)		(19,208)		(16,615)		(13,537)
Loans, net	$2,323,317		$1,875,813		$1,828,931		$1,723,425		$1,551,312

Additional details regarding the composition of the non-owner occupied commercial real estate loan portfolio at December 31, 2025 is as follows:

(In Thousands)	December 31,	% of Non-owner	% of
	2025	Occupied CRE	Total Loans
Office	$125,175	22.0%	5.3%
Retail	104,513	18.3%	4.4%
Industrial	99,476	17.5%	4.2%
Hotels	82,692	14.5%	3.5%
Mixed Use	64,390	11.3%	2.7%
Self Storage Facilities	55,434	9.7%	2.4%
Other	38,294	6.7%	1.6%
Total Non-owner Occupied CRE Loans	$569,974
Total Gross Loans	$2,354,365

TABLE VIII – LOAN MATURITY DISTRIBUTION

	As of December 31, 2025

	Fixed-Rate Loans					Variable- or Adjustable-Rate Loans					All Loans
	1 Year	1-5	>5-15	>15		1 Year	1-5	>5-15	>15
(In Thousands)	or Less	Years	Years	Years	Total	or Less	Years	Years	Years	Total	Total
Commercial Real Estate- Nonowner Occupied:
Non-owner occupied	$53,384	$205,341	$13,073	$8	$271,806	$108,069	$184,627	$5,472	$0	$298,168	$569,974
Multi-family (5 or more) residential	5,126	25,971	12,675	759	44,531	33,724	80,505	1,524	0	115,753	160,284
1-4 Family - commercial purpose	13,428	38,720	10,546	28	62,722	24,932	104,359	5,467	0	134,758	197,480
Total commercial real estate - non-owner occupied	71,938	270,032	36,294	795	379,059	166,725	369,491	12,463	0	548,679	927,738
Commercial real estate - owner occupied	17,104	74,817	26,793	394	119,108	44,597	141,962	6,125	0	192,684	311,792
All other commercial loans:
Commercial and industrial	5,550	62,691	18,369	453	87,063	11,073	29,441	1,102	0	41,616	128,679
Commercial lines of credit	9,278	0	0	0	9,278	129,416	1,033	0	0	130,449	139,727
Political subdivisions	10,652	15,420	47,604	4,403	78,079	23	7,329	10,918	0	18,270	96,349
Commercial construction and land	11,659	16,403	786	0	28,848	81,494	13,346	199	0	95,039	123,887
Other commercial loans	648	3,333	2,237	2,064	8,282	23,999	32,493	7,121	0	63,613	71,895
Total all other commercial loans	37,787	97,847	68,996	6,920	211,550	246,005	83,642	19,340	0	348,987	560,537
Residential mortgage loans:
1-4 Family - residential	480	6,639	87,060	54,047	148,226	29,805	72,511	160,906	379	263,601	411,827
1-4 Family residential construction	1,701	445	5,978	2,874	10,998	94	330	20,701	0	21,125	32,123
Total residential mortgage	2,181	7,084	93,038	56,921	159,224	29,899	72,841	181,607	379	284,726	443,950
Consumer loans:
Consumer lines of credit (including HELOCs)	307	589	3,000	1	3,897	89,198	889	76	0	90,163	94,060
All other consumer	1,559	8,494	1,821	0	11,874	4,414	0	0	0	4,414	16,288
Total consumer	1,866	9,083	4,821	1	15,771	93,612	889	76	0	94,577	110,348
Total	$130,876	$458,863	$229,942	$65,031	$884,712	$580,838	$668,825	$219,611	$379	$1,469,653	$2,354,365

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

A summary of the provision for credit losses for the years ended December 31, 2025 and 2024 is as follows:

(In Thousands)	12 Months	12 Months
	Ended	Ended
	December 31,	December 31,
	2025	2024
Provision for credit losses:
Loans receivable	$5,556	$2,430
Off-balance sheet exposures	517	(235)
Total provision for credit losses	$6,073	$2,195

For the year ended December 31, 2025, there was a provision for credit losses of $6,073,000, an increase of $3,878,000 compared to $2,195,000 in 2024. The provision for 2025 included expense related to loans receivable of $5,556,000 and expense related to off-balance sheet exposures of $517,000. The provision for the year ended December 31, 2025 included the impact of increases in the ACL related to changes in qualitative factors. The ACL increased $11,013,000, to 1.32% of loans receivable at December 31, 2025 as compared to 1.06% at December 31, 2024, including the impact of an increase in the ACL attributable to the Susquehanna acquisition and an increase related to changes in qualitative factors.

As shown in Table X, the ACL on loans individually evaluated increased to $2,772,000 at December 31, 2025 from $122,000 at December 31, 2024, including an ACL of $2,632,000 at December 31, 2025 on acquired PCD loans as part of the Susquehanna acquisition.

Table X also shows that, at December 31, 2025 as compared to December 31, 2024, the ACL related to collectively evaluated commercial loans increased by a total of $8,234,000 and the ACL on collectively evaluated residential mortgage increased $273,000, while the ACL on collectively evaluated consumer loans decreased $144,000. The increase for commercial loans includes the impact of growth in the portfolio, mainly from the Susquehanna acquisition and an increase in qualitative adjustments resulting mainly from changes in external indexes and an increase in past due and nonaccrual loans.

In 2025, net charge-offs totaled $1,617,000, or 0.08% of average outstanding loans compared to net charge-offs for 2024 of $1,603,000, or 0.09% of average outstanding loan. Table IX shows annual average net charge-off rates ranging from a high of 0.26% in 2022 to a low of 0.01% in 2023. Table XII shows that over the five-year period ended December 31, 2025, the average net-charge off rate was 0.10%.

Table XI shows that total nonperforming assets as a percentage of total assets was 1.06% at December 31, 2025, up from 0.92% at December 31, 2024 and higher than that at year-end 2021 through 2023. Total nonperforming assets were $33.1 million at December 31, 2025, up from $24.1 million at December 31, 2024, including the impact of nonaccrual PCD loans acquired as part of the merger with a total amortized cost basis of $6.8 million at December 31, 2025.

Over the period 2021-2025, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on individual loans and may significantly impact the provision for credit losses and the amount of total charge-offs reported in any one period.

Management believes it has been prudent in its decisions concerning identification of loans requiring individual evaluation for credit loss, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the

ACL calculated as of December 31, 2025. Management continues to closely monitor its commercial loan relationships for credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to loans and the allowance for credit losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES ON LOANS

(Dollars In Thousands)
	Years Ended December 31,
	2025	2024	2023	2022	2021
Balance, beginning of year	$20,035	$19,208	$16,615	$13,537	$11,385
Adoption of ASU 2016-13 (CECL)	0	0	2,104	0	0
Allowance recorded in business combination- PCD loans	2,637	0	0	0	0
Allowance recorded in business combination- Non PCD loans	4,437	0	0	0	0
Charge-offs	(1,726)	(1,716)	(356)	(4,245)	(1,575)
Recoveries	109	113	92	68	66
Net charge-offs	(1,617)	(1,603)	(264)	(4,177)	(1,509)
Provision for credit losses on loans	5,556	2,430	753	7,255	3,661
Balance, end of period	$31,048	$20,035	$19,208	$16,615	$13,537
Net charge-offs as a % of average loans (annualized)	0.08%	0.09%	0.01%	0.26%	0.09%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR CREDIT LOSSES

UPON ADOPTION OF CECL

(In Thousands)	December 31,	December 31,	December 31,	January 1,
	2025	2024	2023	2023
Loans individually evaluated	$2,772	$122	$743	$751
Loans collectively evaluated:
Commercial real estate - nonowner occupied	17,171	11,964	10,379	9,641
Commercial real estate - owner occupied	3,820	2,722	2,111	1,765
All other commercial loans	5,290	3,361	3,811	3,914
Residential mortgage	1,629	1,356	1,764	2,407
Consumer	366	510	400	241
Total Allowance	$31,048	$20,035	$19,208	$18,719

PRIOR TO CECL ADOPTION

(In Thousands)	As of December 31,
	2022	2021
ASC 310 - Impaired loans - individually evaluated	$453	$740
ASC 450 - Collectively evaluated:
Commercial	10,845	7,553
Residential mortgage	4,073	4,338
Consumer	244	235
Unallocated	1,000	671
Total Allowance	$16,615	$13,537

TABLE XI - PAST DUE AND NONPERFORMING ASSETS

(Dollars In Thousands)	As of December 31, 2025			As of December 31,
	PCD Loans	Non PCD Loans	Total Loans	2024	2023	2022	2021
Collateral dependent loans with a valuation allowance	$5,138	$263	$5,401	$258	$7,786	$3,460	$6,540
Collateral dependent loans without a valuation allowance	5,553	21,474	27,027	29,867	3,478	14,871	2,636
Purchased credit impaired loans	0	0	0	0	0	1,027	6,558
Total collateral dependent loans	$10,691	$21,737	$32,428	$30,125	$11,264	$19,358	$15,734
Total loans past due 30-89 days and still accruing	$5,810	$12,499	$18,309	$5,658	$9,275	$7,079	$5,106
Nonperforming assets:
Purchased credit impaired loans	$0	$0	$0	$0	$0	$1,027	$6,558
Other nonaccrual loans	6,762	26,074	32,836	23,842	15,177	22,058	12,441
Total nonaccrual loans	6,762	26,074	32,836	23,842	15,177	23,085	18,999
Total loans past due 90 days or more and still accruing	0	88	88	119	3,190	2,237	2,219
Total nonperforming loans	6,762	26,162	32,924	23,961	18,367	25,322	21,218
Foreclosed assets held for sale (real estate)	0	189	189	181	478	275	684
Total nonperforming assets	$6,762	$26,351	$33,113	$24,142	$18,845	$25,597	$21,902

Total nonperforming loans as a % of loans			1.40%	1.26%	0.99%	1.46%	1.36%
Total nonperforming assets as a % of assets			1.06%	0.92%	0.75%	1.04%	0.94%
Nonaccrual loans as a % of loans			1.39%	1.26%	0.82%	1.33%	1.21%
Allowance for credit losses as a % of nonaccrual loans			94.55%	84.03%	79.01%	71.97%	71.25%
Allowance for credit losses as a % of total loans			1.32%	1.06%	1.04%	0.95%	0.87%

TABLE XII – FIVE-YEAR HISTORY OF LOAN LOSSES

(Dollars In Thousands)	2025		2024		2023		2022		2021		Average
Average gross loans	$2,019,117		$1,881,122		$1,792,149		$1,628,094		$1,596,756		$1,783,448
Year-end gross loans	2,354,365		1,895,848		1,848,139		1,740,040		1,564,849		1,880,648
Year-end allowance for credit losses on loans	31,048		20,035		19,208		16,615		13,537		20,089
Year-end nonaccrual loans	32,836		23,842		15,177		23,085		18,999		22,788
Year-end loans 90 days or more past due and still accruing	88		119		3,190		2,237		2,219		1,571
Net charge-offs	1,617		1,603		264		4,177		1,509		1,834
Provision for credit losses on loans	5,556		2,430		753		7,255		3,661		3,931
Earnings coverage of charge-offs	18	x	20	x	119	x	8	x	26	x	18	x
Allowance coverage of charge-offs	19	x	12	x	73	x	4	x	9	x	11	x
Net charge-offs as a % of provision for credit losses on loans	29.10%		65.97%		35.06%		57.57%		41.22%		46.65%
Net charge-offs as a % of average gross loans	0.08%		0.09%		0.01%		0.26%		0.09%		0.10%
Income before income taxes on a fully taxable equivalent basis	29,525		32,690		31,402		33,576		38,822		33,203

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Corporation’s significant fixed and determinable contractual obligations as of December 31, 2025 include repayment obligations related to time deposits and borrowed funds. Information related to maturities of time deposits is provided in Note 11 to the consolidated financial statements. Information related to maturities of borrowed funds is provided in Note 12 to the consolidated financial statements. The Corporation’s operating lease commitments with terms of one year or less and other commitments at December 31, 2025 are immaterial. Information concerning operating lease commitments with terms greater than one year is provided in Note 17 to the consolidated financial statements.

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

The following table presents the Corporation's commitments to extend credit and standby letters of credit as of December 31, 2025:

(In Thousands)	December 31,
2025
Commercial real estate loans	$11,748
Commercial lines of credit	255,869
Commercial construction and land	32,250
Other commercial loans	37,200
1-4 family residential construction	16,085
Consumer lines of credit (including HELOCs)	100,334
All other consumer loans	53,510
Total commitments to extend credit	$506,996

Financial letters of credit	$6,276
Performance letters of credit	52,638
Total standby letters of credit	$58,914

Off-balance sheet arrangements are further described in Note 16 and the allowance for credit losses on off-balance sheet exposures is described in Note 8 to the consolidated financial statements.

As described in more detail in the Financial Condition section of Management’s Discussion and Analysis, the Corporation sells residential mortgage loans for which the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. At December 31, 2025, outstanding balances of such loans sold totaled $450,120,000.

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

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $26,947,000 at December 31, 2025.

The Corporation’s outstanding, available, and total credit facilities at December 31, 2025 and 2024 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024	2025	2024
Federal Home Loan Bank of Pittsburgh	$170,922	$188,692	$785,822	$749,999	$971,946	$938,691
Federal Reserve Bank Discount Window	0	0	25,484	18,093	25,484	18,093
Other correspondent banks	0	0	75,000	75,000	75,000	75,000
Total credit facilities	$170,922	$188,692	$886,306	$843,092	$1,072,430	$1,031,784

At December 31, 2025, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight and borrowings of $27,000,000, long-term borrowings with par values totaling $120,935,000 and letters of credit totaling $22,987,000. At December 31, 2024, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with par values totaling $165,451,000 and letters of credit totaling $23,241,000. Availability on the facility is also reduced by accrued interest payable on the borrowings and by the total of the Corporation’s credit enhancement obligations on residential mortgage loans sold under the MPF Original Program.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could utilize available-for-sale debt securities as collateral for borrowings or sell securities to meet its obligations. At December 31, 2025, the carrying value of available-for-sale debt securities in excess of amounts required to meet pledging or repurchase agreement obligations was $319,624,000.

Deposits totaled $2,564,716,000 at December 31, 2025, up $470,807,000 from $2,093,909,000 at December 31, 2024. Deposits of $501,488,000 were assumed from Susquehanna, effective October 1, 2025. After the impact of the initial balances of deposits assumed from Susquehanna, total deposits were down at December 31, 2025, mainly due to seasonal declines in balances maintained by municipal customers. Average total deposits of $2,227,784,000 were 8.3% higher for the year ended December 31, 2024, as compared to $2,057,570,000 for the year ended December 31, 2024. Average brokered deposits decreased $50,415,000 to $11,123,000 for the year ended December 31, 2025 from $61,538,000 for the year ended December 31, 2024.

As shown in the table below, at December 31, 2025, estimated uninsured deposits totaled $811.2 million, or 31.4% of total deposits, up from $632.8 million, or 30.0% of total deposits at December 31, 2024. Included in uninsured deposits are deposits collateralized by securities (almost exclusively municipal deposits) totaling $172.6 million at December 31, 2025. As shown in the table below, total uninsured and uncollateralized deposits amounted to 24.7% of total deposits at December 31, 2025, up from 22.3% at December 31, 2024.

As summarized in the table that immediately follows, the Corporation’s highly liquid sources of available funds described above, including unused borrowing capacity with the Federal Home Loan Bank of Pittsburgh, unused availability on the Federal Reserve Bank of Philadelphia’s discount window, available federal funds lines with other banks and unencumbered available-for-sale debt securities totaled $1.2 billion at December 31, 2025. Available funding from these sources totaled 148.7% of uninsured deposits and 188.8% of total uninsured and uncollateralized deposits at December 31, 2025.

Uninsured Deposits Information	December 31,	December 31,
	2025	2024
Total Deposits - C&N Bank	$2,584,952	$2,111,547

Estimated Total Uninsured Deposits	$811,209	$632,804
Portion of Uninsured Deposits that are
Collateralized	172,585	161,958
Uninsured and Uncollateralized Deposits	$638,624	$470,846

Uninsured and Uncollateralized Deposits as
a % of Total Deposits	24.7%	22.3%

Available Funding from Credit Facilities	$886,306	$843,092
Fair Value of Available-for-sale Debt
Securities in Excess of Pledging Obligations	319,624	236,945
Highly Liquid Available Funding	$1,205,930	$1,080,037

Highly Liquid Available Funding as a % of
Uninsured Deposits	148.7%	170.7%

Highly Liquid Available Funding as a % of
Uninsured and Uncollateralized Deposits	188.8%	229.4%

Based on the ample sources of highly liquid funds as described above, management believes the Corporation is well-positioned to meet its short-term and long-term funding obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Details concerning capital ratios at December 31, 2025 and December 31, 2024 are presented in Note 18 to the consolidated financial statements. Management believes, as of December 31, 2025, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject and maintain a capital conservation buffer (described in more detail below) that allows the Corporation and  Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, the Corporation’s and C&N Bank’s capital ratios at December 31, 2025 and December 31, 2024 exceed the Corporation’s Board policy threshold levels. Management expects the Corporation and  C&N Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future.

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

To avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, the Corporation and C&N Bank must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At December 31, 2025, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

At December 31, 2025, the Corporation’s Capital Conservation Buffer was 6.18% and C&N Bank’s Capital Conservation Buffer was 5.82%.

On September 25, 2023, the Corporation announced a treasury stock repurchase program with no expiration that can be suspended or terminated by the Board of Directors, in its sole discretion. Under this program, the Corporation is authorized to repurchase up to 750,000 shares of its common stock. During the year ended December 31, 2025, 501 shares were repurchased for a total cost of $9,534, at an average price of $19.03 per share. At December 31, 2025, there were 723,465 shares available to be repurchased under the program.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive loss within stockholders’ equity. Accumulated other comprehensive loss is excluded from the Bank’s and Corporation’s regulatory capital ratios but is included for the determination of tangible common equity, as discussed in the following paragraph. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $23,154,000 at December 31, 2025 and $37,084,000 at December 31, 2024. The volatility in stockholders’ equity related to accumulated other comprehensive loss from available-for-sale debt securities has been caused by fluctuations in interest rates including overall increases in rates as compared to market rates when most of the Corporation’s securities were purchased. The securities section of Management’s Discussion and Analysis and Note 7 to the consolidated financial statements provide additional information concerning information management considered in evaluating debt and equity securities for credit losses at December 31, 2025.

Tangible common equity is a non-GAAP measure, and tangible common book value per share and tangible common equity as a percentage of tangible assets are non-GAAP ratios. Management believes this non-GAAP information is helpful in evaluating the strength of the Corporation’s capital and in providing an alternative valuation of the Corporation’s net worth. Information at December 31, 2025 and 2024 is as follows:

(Dollars In Thousands, Except Per Share Data)	December 31,
	2025	2024
Total Assets	$3,132,469	$2,610,653
Less: Intangible Asset, Goodwill	(63,311)	(52,505)
Less: Intangible Asset, Core Deposit Intangibles, net	(11,573)	(2,080)
Related Tax Effect on Core Deposit Intangibles, net	2,546	458
Tangible Assets (1)	$3,060,131	$2,556,526
Total Stockholders' Equity	$341,714	$275,284
Less: Intangible Asset, Goodwill	(63,311)	(52,505)
Less: Intangible Asset, Core Deposit Intangibles, net	(11,573)	(2,080)
Related Tax Effect on Core Deposit Intangibles, net	2,546	458
Tangible Common Equity (2)	$269,376	$221,157

Common Shares Outstanding, End of Period (3)	17,823,444	15,433,494
Tangible Common Book Value per Share = (2)/(3)	$15.11	$14.33
Tangible Common Equity (2) / Tangible Assets (1)	8.80%	8.65%

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

Table XIII, which follows this discussion, is based on the results of calculations performed using the simulation model as of December 31, 2025 and 2024.  The Table shows that as of the respective dates, the changes in net interest income and changes in EVE were within the policy limits in all scenarios.

Based on December 31, 2025 and 2024 data, the amounts of net interest income decrease, as compared to the amounts based on current interest rates, in both the upward and downward rate scenarios. Similarly, at December 31, 2025 and 2024, EVE is modeled to decrease compared to the 0 basis point scenario in all of the rising and falling rate scenarios. The modeling results reflect the impact of management’s assumptions that the Corporation’s deposit rates would rise in the increasing rate scenarios to a greater extent than they would fall in the decreasing rate scenarios. Further, results in the downward rate scenarios reflect limitations on the benefit of falling rates on some deposit types due to a 0% assumed floor.

Under U.S. generally accepted accounting principles, available-for-sale debt securities are carried at fair value as of each balance sheet date. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive income (loss) within stockholders’ equity. Increases in interest rates have caused the fair value of the Corporation’s available-for-sale debt securities to decrease, resulting in an accumulated other comprehensive loss related to securities of $23.2 million at December 31, 2025. In contrast, most of the Corporation’s other financial instruments, including loans receivable (held for investment), deposits and borrowed funds are carried on the balance sheet at historical cost without adjustment for the impact of changes in interest rates.

TABLE XIII – THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

December 31, 2025 Data
(In Thousands)	Period Ending December 31, 2026

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$190,241	$101,840	$88,401	(22.4)%	25.0%
+300	183,502	86,341	97,161	(14.7)%	20.0%
+200	176,675	72,323	104,352	(8.4)%	15.0%
+100	169,739	59,787	109,952	(3.5)%	10.0%
0	162,684	48,733	113,951	0.0%	0.0%
-100	155,164	41,661	113,503	(0.4)%	10.0%
-200	146,491	34,657	111,834	(1.9)%	15.0%
-300	136,961	28,400	108,561	(4.7)%	20.0%
-400	126,625	23,288	103,337	(9.3)%	25.0%

	Economic Value of Equity at December 31, 2025

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$572,841	(16.8)%	40.0%
+300	614,522	(10.7)%	30.0%
+200	649,738	(5.6)%	25.0%
+100	675,284	(1.9)%	15.0%
0	688,389	0.0%	0.0%
-100	665,037	(3.4)%	15.0%
-200	617,865	(10.2)%	25.0%
-300	553,948	(19.5)%	30.0%
-400	474,663	(31.0)%	40.0%

December 31, 2024 Data
(In Thousands)	Period Ending December 31, 2025

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$157,710	$87,489	$70,221	(17.4)%	25.0%
+300	151,610	75,796	75,814	(10.8)%	20.0%
+200	145,458	65,308	80,150	(5.7)%	15.0%
+100	139,233	56,023	83,210	(2.1)%	10.0%
0	132,939	47,942	84,997	0.0%	0.0%
-100	126,757	42,671	84,086	(1.1)%	10.0%
-200	119,814	37,450	82,364	(3.1)%	15.0%
-300	111,964	32,229	79,735	(6.2)%	20.0%
-400	103,390	27,650	75,740	(10.9)%	25.0%

	Economic Value of Equity at December 31, 2024

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$475,112	(16.1)%	40.0%
+300	507,221	(10.4)%	30.0%
+200	534,636	(5.6)%	25.0%
+100	555,058	(2.0)%	15.0%
0	566,339	0.0%	0.0%
-100	552,813	(2.4)%	15.0%
-200	520,196	(8.1)%	25.0%
-300	470,155	(17.0)%	30.0%
-400	403,255	(28.8)%	40.0%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In Thousands, Except Share and Per Share Data)	2025	2024
ASSETS
Cash and due from banks:
Noninterest-bearing	$22,289	$21,110
Interest-bearing	23,767	105,064
Total cash and due from banks	46,056	126,174
Available-for-sale debt securities, at fair value	506,575	402,380

Loans receivable	2,354,365	1,895,848
Allowance for credit losses	(31,048)	(20,035)
Loans, net	2,323,317	1,875,813

Bank-owned life insurance	61,094	51,214
Accrued interest receivable	11,594	8,735
Bank premises and equipment, net	27,755	21,338
Foreclosed assets held for sale	189	181
Deferred tax asset, net	17,615	19,098
Goodwill	63,311	52,505
Core deposit intangibles, net	11,573	2,080
Other assets	63,390	51,135
TOTAL ASSETS	$3,132,469	$2,610,653

LIABILITIES
Deposits:
Noninterest-bearing	$531,442	$486,566
Interest-bearing	2,033,274	1,607,343
Total deposits	2,564,716	2,093,909
Short-term borrowings	28,618	2,488
Long-term borrowings - FHLB advances	120,935	165,451
Senior notes, net	14,970	14,899
Subordinated debt, net	24,949	24,831
Accrued interest and other liabilities	36,567	33,791
TOTAL LIABILITIES	2,790,755	2,335,369

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 30,000,000 shares;
issued 18,303,120 and outstanding 17,823,444 at December 31, 2025;
issued 16,030,172 and outstanding 15,433,494 at December 31, 2024	18,303	16,030
Paid-in capital	185,696	143,565
Retained earnings	171,214	165,778
Treasury stock, at cost; 479,676 shares at December 31, 2025 and 596,678
shares at December 31, 2024	(10,704)	(13,328)
Accumulated other comprehensive loss	(22,795)	(36,761)
TOTAL STOCKHOLDERS' EQUITY	341,714	275,284
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,132,469	$2,610,653

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

	Years Ended December 31,

(In Thousands, Except Per Share Data)	2025	2024	2023
INTEREST INCOME
Interest and fees on loans:
Taxable	$120,597	$110,396	$98,854
Tax-exempt	2,420	2,396	2,225
Income from available-for-sale debt securities:
Taxable	10,420	8,593	8,555
Tax-exempt	2,292	2,260	2,427
Other interest and dividend income	3,488	4,433	1,443
Total interest and dividend income	139,217	128,078	113,504
INTEREST EXPENSE
Interest on deposits	39,475	39,200	24,233
Interest on short-term borrowings	7	1,168	3,240
Interest on long-term borrowings - FHLB advances	6,468	7,188	4,230
Interest on senior notes, net	931	481	479
Interest on subordinated debt, net	483	926	922
Total interest expense	47,364	48,963	33,104
Net interest income	91,853	79,115	80,400
Provision for credit losses	6,073	2,195	186
Net interest income after provision for credit losses	85,780	76,920	80,214
NONINTEREST INCOME
Trust revenue	8,212	7,928	7,413
Brokerage and insurance revenue	2,313	2,271	1,675
Service charges on deposit accounts	5,976	5,867	5,567
Interchange revenue from debit card transactions	4,623	4,276	4,160
Net gains from sale of loans	1,483	1,158	723
Loan servicing fees, net	643	649	602
Increase in cash surrender value of life insurance	1,927	1,830	2,703
Other noninterest income	5,637	5,230	4,610
Realized gains (losses) on available-for-sale debt securities, net	38	0	(3,036)
Total noninterest income	30,852	29,209	24,417
NONINTEREST EXPENSE
Salaries and employee benefits	47,386	44,930	44,195
Net occupancy and equipment expense	5,860	5,473	5,357
Data processing and telecommunications expense	8,742	7,768	7,582
Automated teller machine and interchange expense	1,863	1,818	1,682
Pennsylvania shares tax	1,904	1,733	1,602
Professional fees	2,759	2,175	2,497
Merger-related expenses	7,940	0	0
Other noninterest expense	11,535	10,361	11,233
Total noninterest expense	87,989	74,258	74,148
Income before income tax provision	28,643	31,871	30,483
Income tax provision	5,216	5,913	6,335
NET INCOME	$23,427	$25,958	$24,148
EARNINGS PER COMMON SHARE - BASIC AND DILUTED	$1.46	$1.69	$1.57

The accompanying notes are an integral part of consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,

(In Thousands)	2025	2024	2023
Net income	$23,427	$25,958	$24,148

Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	17,896	1,670	11,512
Reclassification adjustment for (gains) losses realized in income	(38)	0	3,036
Other comprehensive income on available-for-sale debt securities	17,858	1,670	14,548

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	39	405	(9)
Amortization of prior service cost, net actuarial gain (loss), settlement of plan obligation and curtailment gain included in net periodic benefit cost	4	(552)	(56)
Other comprehensive income (loss) on pension and postretirement obligations	43	(147)	(65)

Other comprehensive income before income tax	17,901	1,523	14,483
Income tax related to other comprehensive (income) loss	(3,935)	153	(3,042)

Other comprehensive income, net	13,966	1,676	11,441

Comprehensive income	$37,393	$27,634	$35,589

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2023	16,030,172	511,353	$16,030	$143,950	$151,743	$(49,878)	$(12,520)	$249,325
Adoption of ASU 2016-13 (CECL)					(1,652)			(1,652)
Net income					24,148			24,148
Other comprehensive income, net						11,441		11,441
Cash dividends declared on common stock, $1.12 per share					(17,211)			(17,211)
Shares issued for dividend reinvestment plan		(81,930)		(246)			1,888	1,642
Shares issued from treasury and redeemed related to exercise of stock options		(612)		(30)			30	0
Restricted stock granted		(53,788)		(1,314)			1,314	0
Forfeiture of restricted stock		25,261		556			(556)	0
Stock-based compensation expense				1,472				1,472
Purchase of restricted stock for tax withholding		9,453					(219)	(219)
Treasury stock purchases		325,300					(6,565)	(6,565)
Balance, December 31, 2023	16,030,172	735,037	16,030	144,388	157,028	(38,437)	(16,628)	262,381
Net income					25,958			25,958
Other comprehensive income, net						1,676		1,676
Cash dividends declared on common stock, $1.12 per share					(17,208)			(17,208)
Shares issued for dividend reinvestment plan		(83,838)		(273)			1,885	1,612
Restricted stock granted		(92,860)		(2,094)			2,094	0
Forfeiture of restricted stock		2,076		50			(50)	0
Stock-based compensation expense				1,494				1,494
Purchase of restricted stock for tax withholding		10,229					(212)	(212)
Treasury stock purchases		26,034					(417)	(417)
Balance, December 31, 2024	16,030,172	596,678	16,030	143,565	165,778	(36,761)	(13,328)	275,284
Net income					23,427			23,427
Other comprehensive income, net						13,966		13,966
Cash dividends declared on common stock, $1.12 per share					(17,991)			(17,991)
Shares issued to acquire Susquehanna Community Financial, Inc.	2,272,948		2,273	42,115				44,388
Treasury stock acquired as part of the Susquehanna Community Financial, Inc. acquisition		1,875					(37)	(37)
Shares issued for dividend reinvestment plan		(80,592)		(190)			1,798	1,608
Restricted stock granted		(56,417)		(1,261)			1,261	0
Forfeiture of restricted stock		7,898		180			(180)	0
Stock-based compensation expense				1,287				1,287
Purchase of restricted stock for tax withholding		9,733					(208)	(208)
Treasury stock purchases		501					(10)	(10)
Balance, December 31, 2025	18,303,120	479,676	$18,303	$185,696	$171,214	$(22,795)	$(10,704)	$341,714

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

(In Thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,427	$25,958	$24,148
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,073	2,195	186
Realized (gains) losses on available-for-sale debt securities, net	(38)	0	3,036
Net amortization of securities	1,380	1,645	2,062
Increase in cash surrender value of life insurance	(1,927)	(1,830)	(2,703)
Depreciation and amortization of bank premises and equipment	2,363	2,183	2,151
Net accretion of acquisition accounting adjustments	(91)	(253)	(288)
Stock-based compensation	1,287	1,494	1,472
Deferred income taxes	2,718	(1,504)	836
Decrease in fair value of servicing rights	258	164	200
Net gains from sale of loans	(1,483)	(1,158)	(723)
Origination of loans held for sale	(47,587)	(37,841)	(24,630)
Proceeds from sales of loans held for sale	49,558	36,810	25,106
Increase in accrued interest receivable and other assets	(755)	(3,014)	(1,400)
(Decrease) increase in accrued interest payable and other liabilities	(3,300)	7,992	4,161
Other	120	194	(66)
Net Cash Provided by Operating Activities	32,003	33,035	33,548
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents provided by business combination	5,826	0	0
Proceeds from maturities of certificates of deposit	1,250	1,500	3,250
Proceeds from sales of available-for-sale debt securities	143,197	0	60,819
Proceeds from calls and maturities of available-for-sale debt securities	50,778	39,188	52,323
Purchase of available-for-sale debt securities	(134,037)	(25,788)	(23,414)
Redemption of Federal Home Loan Bank of Pittsburgh stock	4,116	7,006	22,634
Purchase of Federal Home Loan Bank of Pittsburgh stock	(2,279)	(6,810)	(23,680)
Purchase of Federal Reserve Bank stock	(1,338)	(47)	(6,252)
Net increase in loans	(65,800)	(48,697)	(107,356)
Purchase of bank-owned life insurance	0	0	(30,000)
Proceeds from bank-owned life insurance	0	14,290	363
Purchase of premises and equipment	(1,905)	(1,906)	(2,265)
Proceeds from sale of foreclosed assets	346	293	267
Other	42	33	109
Net Cash Provided by (Used in) Investing Activities	196	(20,938)	(53,202)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(30,370)	79,107	17,234
Net decrease in short-term borrowings	(19,670)	(31,386)	(46,188)
Proceeds from long-term borrowings - FHLB advances	0	59,386	85,436
Repayments of long-term borrowings - FHLB advances	(44,516)	(32,249)	(9,395)
Purchases of treasury stock	(218)	(629)	(6,784)
Common dividends paid	(16,293)	(15,530)	(15,569)
Net Cash (Used in) Provided by Financing Activities	(111,067)	58,699	24,734
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(78,868)	70,796	5,080
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	123,574	52,778	47,698
CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,706	$123,574	$52,778
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Decrease in accrued purchase of available-for-sale debt securities	$0	$0	$(2,000)
Assets acquired through foreclosure of real estate loans	$231	$0	$423
Leased assets obtained in exchange for new operating lease liabilities	$1,126	$187	$0
Interest paid	$49,049	$48,563	$31,936
Income taxes paid	$8,795	$4,839	$6,383

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

The Corporation conducts its operations through one reportable segment.  All of the Corporation’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Corporation supports the others. See Note 22, Segment Reporting, for additional information.

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

ACQUISITION ACCOUNTING

The Corporation accounts for its mergers and acquisitions using the acquisition method of accounting under the provisions of the FASB ASC Topic 805, Business Combinations ("ASC 805"). Under ASC 805, all of the assets acquired and liabilities assumed in a business combination are recognized at their acquisition-date fair value, while transaction costs and restructuring costs associated with the business combination are expensed as incurred. The determination of fair values involves significant judgment regarding methods and assumptions, including discount rates, future expected cash flows, market conditions and other future events. The excess of the merger consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The results of operations of the acquired entity are included in the consolidated statements of income from the acquisition date. In accordance with business combination accounting guidance, the Corporation's review of the fair values of the assets and liabilities acquired is ongoing, and management will continue to evaluate these fair values for up to one year following the merger date of October 1, 2025. Adjustments would be recorded to goodwill during the current reporting period.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit losses when management believes an available-for-sale debt security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2025 and 2024, there was no allowance for credit losses related to the available-for-sale portfolio.

Accrued interest receivable on available-for-sale debt securities totaled $2,514,000 at December 31, 2025 and $1,964,000 at December 31, 2024 and was excluded from the estimate of credit losses.

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

The Corporation has entered into RPAs with other institutions as a means to assume a portion of  credit risk associated with loan structures which include derivative instruments, in exchange for fee income commensurate with the risk assumed.  This type of derivative is referred to as an “RPA In.”  The fair value of the RPA In is included in accrued interest and other liabilities in the consolidated balance sheets.

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

LOANS HELD FOR SALE – Mortgage loans held for sale which are included in other assets in the consolidated balance sheets, are reported at the lower of cost or fair value, determined in the aggregate. At December 31, 2025 and 2024, loans held for sale were $1,591,000 and $2,485,000, respectively.

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

PURCHASED LOANS – Prior to 2023, the Corporation purchased loans in business combinations, some of which had, at the acquisition dates, shown evidence of credit deterioration since origination. The purchased loans that showed evidence of credit impairment were designated as the purchased credit impaired (“PCI”) loans and were recorded at fair value, with no carryover of the allowance for loan losses. On January 1, 2023, the Corporation adopted Accounting Standard Update (ASU) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326) which replaced the prior accounting for PCI loans and required purchase credit deteriorated (“PCD”) loans receive an initial allowance at the acquisition date that represents an adjustment to the amortized cost basis of the loan, with no impact to earnings. In accordance with ASC 326, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2023, the amortized cost basis of PCD assets was adjusted to establish the allowance for credit losses. Essentially all of the PCD loans  acquired prior to 2023 were reported as nonaccrual loans at  December 31, 2025 and 2024.

Purchased loans that do not qualify as PCD assets were accounted for in accordance with Accounting Standards Update 2025-08, Financial Instruments – Credit Losses (Topic 326) (“ASU 2025-08”) (see Note 2, Recent Accounting Pronouncements for more detail).  Under ASU 2025-08, acquired loans are deemed purchased seasoned loans and accounted for using the gross-up approach which records an initial allowance for credit losses through an adjustment to the initial amortized cost basis. The Corporation recorded an increase in the allowance for credit losses of $4,437,000 at October 1, 2025 related to the acquisition of non-PCD loans.

ALLOWANCE FOR CREDIT LOSSES ON LOANS –On January 1, 2023, the Corporation adopted ASC 326. This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The Corporation adopted ASC 326 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures.

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

Accrued interest receivable on loans totaled $9,039,000 and $6,680,000 at December 31, 2025 and 2024, respectively, and was excluded from the estimate of credit losses.

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

Evaluation of Expected Losses on Individual Loans

Loans evaluated on an individual basis are identified based on a detailed assessment of certain larger loan relationships, and their related credit risk ratings, by a management committee referred to as the Watch List Committee. The scope of loans discussed by the Watch List Committee each quarter includes all commercial loan relationships greater than $400,000 and any residential mortgage or consumer loans of $400,000 or more for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful.

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
Consumer lines of credit (including HELOCs)
All other consumer loans

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

The calculation of the estimated weighted-average remaining life of each loan pool is based on instrument-level data, with contractual principal payments adjusted for the estimated impact of prepayments. Commercial lines of credit and other revolving credit facilities are generally assumed to be repaid after 1 year. The estimated weighted-average remaining life of the entire portfolio was calculated to be 3.87 years at December 31, 2025, 4.04 years at December 31, 2024 and 4.48 years at December 31, 2023.

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

The Corporation calculates an additional expected credit loss based on the high correlation between past loss experience and the U.S national unemployment rate. This additional credit loss is added to the allowance calculation, conceptually for the first 2 years of the weighted-average remaining life of the portfolio after which time the credit loss for each pool is determined based on the WARM historical loss rate as adjusted for qualitative factors.

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

BANK PREMISES AND EQUIPMENT – Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Repair and maintenance expenditures which extend the useful lives of assets are capitalized, and other repair and maintenance expenditures are expensed as incurred. Depreciation and amortization expense is computed using the straight-line method with useful lives ranging from 3 to 40 years for building and improvements and 3 to 10 years for furniture and equipment.

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

GOODWILL – Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. Goodwill is tested at least annually at December 31 for impairment, or more often if events or circumstances indicate there may be impairment. The Corporation has performed a qualitative assessment for impairment at December 31, 2025 and 2024.

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

Trust revenue – C&N Bank’s trust department provides a wide range of financial services, including wealth management services for individuals, businesses and retirement funds, administration of 401(k) and other retirement plans, retirement planning, estate planning and estate settlement services. Trust clients are located primarily within the Corporation’s geographic markets. Assets held in a fiduciary capacity by C&N Bank are not the Corporation’s assets and are therefore not included in the consolidated balance sheets. The fair value of trust assets under administration was approximately $1,468,691,000 at December 31, 2025 and $1,347,853,000 at December 31, 2024. Trust revenue is included within noninterest income in the consolidated statements of income.

The majority (approximately 79%, based on annual 2025 results) of trust revenue is earned and collected monthly, with the amount determined based on a percentage of the fair value of the trust assets under administration. Wealth management fees are contractually agreed with each customer, and fee levels vary based mainly on the size of assets under administration. The services provided under such a contract represent a single performance obligation under ASC 606 because it embodies a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. None of the contracts with trust customers provide for incentive-based fees. In addition to wealth management fees, trust revenue includes fees for provision of services, including employee benefit plan administration, tax return preparation and estate planning and settlement. Fees for such services are billed based on contractual arrangements or established fee schedules and are typically billed upon completion of providing such services. The costs of acquiring trust customers are incremental and recognized within noninterest expense in the consolidated statements of income.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The Corporation adopted the amended guidance in its consolidated financial statements for the year ended December 31, 2025, on a prospective basis and the related disclosures are included in Note 14.

In November 2025, the FASB issued Accounting Standards Update 2025-08, Financial Instruments – Credit Losses (Topic 326). ASU 2025-08 expands the use of the gross up method to certain acquired loans beyond purchased financial assets with credit deterioration. The ASU expands the population of acquired financial assets accounted for using a gross-up approach which records an initial allowance for credit losses through an adjustment to the initial amortized cost basis. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. The ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2026 and is applied on a prospective basis. Early adoption is permitted. The Corporation adopted the ASU in accounting for the business combination in the fourth quarter of 2025 and recorded in the acquisition an initial allowance for credit losses of $4,437,000 for non-PCD loans.

Recently Issued but Not Yet Effective Accounting Pronouncements

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

3. BUSINESS COMBINATION

On October 1, 2025, the Corporation completed its previously announced merger with Susquehanna Community Financial, Inc.  (“Susquehanna”). Susquehanna was the parent company of Susquehanna Community Bank, with seven banking offices located in Lycoming, Northumberland, Snyder and Union counties in Pennsylvania. Pursuant to the Agreement and Plan of Merger dated April 23, 2025 between the Corporation and Susquehanna, Susquehanna merged with and into the Corporation, with the Corporation as the surviving corporation in the Merger. Immediately following the completion of the Merger, Susquehanna Community Bank, the wholly owned subsidiary of Susquehanna, merged with and into C&N Bank, with C&N Bank surviving. Management believes the combination creates additional scale in central Pennsylvania and further diversifies its loan portfolio and funding base, thus increasing resiliency and efficiency.

The consolidated financial statements include the formerly separate Susquehanna operations from October 1, 2025 through December 31, 2025. Since the activities of the former Susquehanna operations have been combined with those of the Corporation, the Corporation’s ability to report on the former operations of Susquehanna is inherently limited. The Corporation estimates that included in the Consolidated Statement of Income for 2025 are total revenues of $6.3 million and net income of $2.4 million attributable to the former Susquehanna operations, excluding merger-related expenses.

Upon completion of the merger, shareholders of Susquehanna became entitled to exchange each share of Susquehanna common stock owned for 0.80 shares of the Corporation’s common stock. Cash was issued in lieu of fractional shares resulting from the conversion of Susquehanna’s stock. In total, the Corporation issued 2,272,948 shares of common stock to the former Susquehanna stockholders resulting in total merger consideration valued at $44.6 million and an increase in stockholders’ equity of $44.4 million, net of equity issuance costs. The value of the stock consideration transferred at the close of the transaction was based on the average of the high and low trading price of the Corporation’s common stock of $19.64 per share on October 1, 2025.

The merger was accounted for using the acquisition method of accounting and, accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. The merger was also accounted for using Accounting Standards Update 2025-08, Financial Instruments – Credit Losses (Topic 326). The Corporation early adopted ASU 2025-08 which applies the gross-up method to acquired non-PCD assets that are purchased seasoned loans using a gross-up approach which records an initial allowance for credit losses through to the initial amortized cost basis.

The following tables summarize the consideration paid for the Susquehanna acquisition and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. As reflected in the following tables, goodwill represents consideration transferred in the transaction in excess of the fair value of net assets acquired. The goodwill resulting from the transaction represents the value management expects the Corporation to realize from additional scale and diversification of the loan portfolio and funding base, and related increases in resiliency and efficiency. The goodwill recorded in the Susquehanna merger is attributable to the Corporation’s sole business segment, community banking, and is not deductible for income tax reporting purposes.

(Dollars in thousands, except share and per share data)

Common shares of Susquehanna at September 30, 2025	2,841,314
Exchange ratio	0.8
2,273,051
Less: impact of fractional shares	(103)
Corporation's shares issued	2,272,948
Price per share of the Corporation's common stock (average of the high and low trading price on October 1, 2025)	$19.64

Value of the Corporation's stock consideration	$44,641
Cash paid in lieu of fractional shares	2
Total merger consideration	$44,643

(In Thousands)
	Susquehanna	Fair	Susquehanna
	Book Value	Value	Fair Value
	October 1, 2025	Adjustments	October 1, 2025

Merger consideration			$44,643
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$6,080	$0	$6,080
Available-for-sale debt securities	148,243	(626)	147,617
Loans, net of allowance for credit losses	396,851	(10,337)	386,514
Bank-owned life insurance	7,953	0	7,953
Bank premises and equipment, net	10,163	(3,210)	6,953
Core deposit intangibles, net	0	10,690	10,690
Deferred tax asset, net	4,458	712	5,170
Other assets	13,634	788	14,422
Total identifiable assets acquired	587,382	(1,983)	585,399
Deposits	501,037	451	501,488
Short-term borrowing	45,800	0	45,800
Other liabilities	4,158	116	4,274
Total liabilities assumed	550,995	567	551,562
Total identifiable net assets	36,387	(2,550)	33,837
Goodwill	0	10,806	10,806
Total Allocation	$36,387	$8,256	$44,643

The following is a description of the methodologies used to estimate the fair values of the significant assets acquired and liabilities assumed at the acquisition date:

Acquisition-date fair values for available-for-sale debt securities were determined using Level 1 inputs consistent with the methods described in Note 21. In October 2025, the Corporation sold most of the available-for-sale debt securities acquired from Susquehanna. Proceeds from the sales totaled $143.2 million with no realized gain or loss on the sales.

The Corporation decreased the fair value of premises and equipment by $3.2 million with a corresponding increase to goodwill. The adjustment is based primarily on a comparison of third-party appraisals for buildings, land and land improvements. The fair value adjustments will be depreciated over the estimated useful lives of the applicable assets, primarily 20 years.

The Corporation recognized a core deposit intangible of $10,690,000. The core deposit intangible represents the estimated value of lower-cost funding provided by the nonmaturity deposits assumed in comparison with the Corporation’s estimated cost of borrowing funds in the market. The core deposit intangible was valued based on discounted future cash flows expected to result from ownership including estimates of the timing and amount of cash flows as well as estimated discount rates. The core deposit intangible will be amortized over a weighted-average life of 4.2 years, subject to adjustment if the Corporation’s cash flow patterns vary significantly from the initial estimates.

Deposit liabilities assumed were segregated into two categories: (1) nonmaturity deposits (checking, savings and money market), and (2) time deposits (deposit accounts with a stated maturity). For nonmaturity deposits, the acquisition date outstanding balance of the assumed deposit accounts approximates fair value. In determining the fair value of time deposits, the Corporation discounted the contractual cash flows of the deposit accounts using prevailing market interest rates for time deposit accounts of similar type and duration. An adjustment of $451,000 was recorded to reflect the fair value of the time deposits assumed, which was determined using a discounted cash flow approach that utilized discount rates equal to current market interest rates for instruments with similar terms and maturities. The fair value adjustment for time deposits will be amortized over 1.25 years.

The short-term borrowing consisted of an overnight advance from the Federal Home Loan Bank of Pittsburgh at a market rate of interest with no fair value adjustment. This advance was paid off on October 1, 2025.

Loans: The fair values of loans were generally based on a discounted cashflow methodology that considered market interest rates, expected credit losses, prepayment assumptions and other market factors for loans with similar characteristics including loan type, collateral, fixed or variable interest rate and credit risk characteristics. Expected credit losses were determined based on credit characteristics and other factors such as default and recovery rates of similar products.

The Corporation evaluated and classified the acquired loans as non-PCD or PCD. The PCD loans include loans which experienced more-than-insignificant credit deterioration since origination. PCD loans included loans on nonaccrual status and loans with a risk rating of special mention or substandard based on the Corporation’s internal risk rating system. For PCD and non-PCD loans, an ACL is recorded on day 1 and added to the fair value of the loan to determine its amortized cost. The following table presents details related to the fair value of acquired PCD loans at the acquisition date:

(In Thousands)
	PCD	Non-PCD
Unpaid principal balance	$26,999	$373,827
Allowance for credit losses at acquisition	(2,637)	(4,437)
Other discount	(3,286)	(3,952)
Fair value	$21,076	$365,438

The allowance for credit losses at acquisition represents the amount of principal not expected to be collected.

The following table presents pro forma information as if the merger between the Corporation and Susquehanna had been completed on January 1, 2024. These results combine the historical results of Susquehanna into the Corporation’s Consolidated Statements of Income and, while adjustments were made for the estimated impact of certain fair value adjustments, the pro forma information does not necessarily reflect the results of operations that would have occurred had the merger taken place at the beginning of 2024. For example, merger-related expenses are included in the periods where such expenses were incurred. The pro forma information does not include the impact of expected expense efficiencies nor does it consider any potential impacts of current market conditions or other factors.

(In Thousands)	Pro forma (Unaudited)
	2025	2024
Net interest income	$106,670	$97,687
Noninterest income	32,920	32,050
Total revenue	$139,590	$129,737

Net Income	$31,866	$29,845

The pro forma information for 2025 immediately above was adjusted to exclude the impact of merger-related expenses. Merger-related expenses include expenses related to conversion of Susquehanna’s core customer system data into the Corporation’s core system, severance and similar expenses, legal and other professional fees and various other costs. Total merger-related expenses incurred in 2025 and eliminated from the pro forma information was $9,400,000 (including $1,460,000 incurred by Susquehanna), or $7,652,000 net of tax (including $1,302,000 incurred by Susquehanna).

4. PER SHARE DATA

Basic earnings per common share are calculated using the two-class method to determine income attributable to common shareholders. Unvested restricted stock awards that contain nonforfeitable rights to dividends are considered participating securities under the two-class method. Distributed dividends and an allocation of undistributed net income to participating securities reduce the amount of income attributable to common shareholders. Income attributable to common shareholders is then divided by weighted-average common shares outstanding for the period to determine basic earnings per common share. The Corporation’s basic and diluted earnings per shares are the same because there are no potential dilutive shares of common stock outstanding.

(In Thousands, Except Share and Per Share Data)	Years Ended
	December 31,	December 31,	December 31,
	2025	2024	2023

Net income	$23,427	$25,958	$24,148
Less: Dividends and undistributed earnings allocated to participating securities	(182)	(211)	(186)
Net income attributable to common shares	$23,245	$25,747	$23,962
Weighted-average common shares outstanding	15,949,789	15,262,504	15,241,859
Earnings per common share - Basic and Diluted	$1.46	$1.69	$1.57
Weighted-average nonvested restricted shares outstanding	124,661	125,254	118,122

Anti-dilutive stock options are excluded from net income per share calculations. There were no anti-dilutive instruments in 2025 or 2024. Weighted-average common shares available from anti-dilutive instruments totaled 8,963 shares in 2023.

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
2025
Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$17,896	$(3,936)	$13,960
Reclassification adjustment for gains realized in income	(38)	8	(30)
Other comprehensive income from available-for-sale debt securities	17,858	(3,928)	13,930
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	39	(6)	33
Amortization of prior service cost, net actuarial gain and settlement of plan obligation included in net periodic benefit cost	4	(1)	3
Other comprehensive income on unfunded retirement obligations	43	(7)	36
Total other comprehensive income	$17,901	$(3,935)	$13,966
2024
Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$1,670	$124	$1,794
Reclassification adjustment for losses realized in income	0	0	0
Other comprehensive income from available-for-sale debt securities	1,670	124	1,794
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	405	(87)	318
Amortization of prior service cost and net actuarial loss and curtailment gain included in net periodic benefit cost	(552)	116	(436)
Other comprehensive loss on unfunded retirement obligations	(147)	29	(118)
Total other comprehensive income	$1,523	$153	$1,676
2023
Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$11,512	$(2,418)	$9,094
Reclassification adjustment for losses realized in income	3,036	(638)	2,398
Other comprehensive income from available-for-sale debt securities	14,548	(3,056)	11,492
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	(9)	2	(7)
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(56)	12	(44)
Other comprehensive loss on unfunded retirement obligations	(65)	14	(51)
Total other comprehensive income	$14,483	$(3,042)	$11,441

Items reclassified out of each component of accumulated other comprehensive loss are as follows:

Affected Line Item in the
Description	Consolidated Statements of Income
Reclassification adjustment for (gains) losses realized in income (before-tax)	Realized gains (losses) on available-for-sale debt securities, net
Amortization of prior service cost, net actuarial gain (loss), settlement of plan obligation and curtailment gain included in net periodic benefit cost (before-tax)	Other noninterest expense
Income tax effect	Income tax provision

Changes in the components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

(In Thousands)			Accumulated
	Unrealized	Unfunded	Other
	(Losses) Gains	Retirement	Comprehensive
	on Securities	Obligations	Loss
2025
Balance, beginning of period	$(37,084)	$323	$(36,761)
Other comprehensive income during year ended December 31, 2025	13,930	36	13,966
Balance, end of period	$(23,154)	$359	$(22,795)
2024
Balance, beginning of period	$(38,878)	$441	$(38,437)
Other comprehensive income (loss) during year ended December 31, 2024	1,794	(118)	1,676
Balance, end of period	$(37,084)	$323	$(36,761)
2023
Balance, beginning of period	$(50,370)	$492	$(49,878)
Other comprehensive income (loss) during year ended December 31, 2023	11,492	(51)	11,441
Balance, end of period	$(38,878)	$441	$(38,437)

6. CASH AND DUE FROM BANKS

Cash and due from banks at December 31, 2025 and 2024 include the following:

(In Thousands)	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$44,706	$123,574
Certificates of deposit	1,350	2,600
Total cash and due from banks	$46,056	$126,174

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

7. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at December 31, 2025 and 2024 are summarized as follows. No allowance for credit losses was recorded at December 31, 2025 and 2024.

(In Thousands)	December 31, 2025
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$8,047	$0	$(565)	$7,482
Obligations of U.S. Government agencies	11,423	3	(677)	10,749
Bank holding company debt securities	36,103	8	(2,035)	34,076
Obligations of states and political subdivisions:
Tax-exempt	105,149	317	(7,107)	98,359
Taxable	50,306	4	(6,158)	44,152
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	148,865	679	(5,623)	143,921
Residential collateralized mortgage obligations	65,782	107	(2,182)	63,707
Commercial mortgage-backed securities	99,095	23	(6,487)	92,631
Private label commercial mortgage-backed securities	3,490	0	(1)	3,489
Asset-backed securities,
Collateralized loan obligations	8,000	9	0	8,009
Total available-for-sale debt securities	$536,260	$1,150	$(30,835)	$506,575

(In Thousands)	December 31, 2024
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$8,067	$0	$(949)	$7,118
Obligations of U.S. Government agencies	10,154	0	(1,129)	9,025
Bank holding company debt securities	28,958	0	(3,712)	25,246
Obligations of states and political subdivisions:
Tax-exempt	111,995	238	(10,931)	101,302
Taxable	51,147	0	(8,641)	42,506
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	104,378	6	(9,970)	94,414
Residential collateralized mortgage obligations	53,389	10	(3,505)	49,894
Commercial mortgage-backed securities	73,470	0	(8,969)	64,501
Private label commercial mortgage-backed securities	8,365	9	0	8,374
Total available-for-sale debt securities	$449,923	$263	$(47,806)	$402,380

The following table presents gross unrealized losses and fair value of available-for-sale debt securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and 2024 for which an allowance for credit losses has not been recorded.

December 31, 2025	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$0	$0	$7,482	$(565)	$7,482	$(565)
Obligations of U.S. Government agencies	0	0	8,570	(677)	8,570	(677)
Bank holding company debt securities	2,188	(44)	23,008	(1,991)	25,196	(2,035)
Obligations of states and political subdivisions:
Tax-exempt	0	0	86,724	(7,107)	86,724	(7,107)
Taxable	1,324	(218)	42,027	(5,940)	43,351	(6,158)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	20,235	(51)	57,647	(5,572)	77,882	(5,623)
Residential collateralized mortgage obligations	0	0	23,194	(2,182)	23,194	(2,182)
Commercial mortgage-backed securities	27,643	(183)	62,605	(6,304)	90,248	(6,487)
Private label commercial mortgage-backed securities	3,489	(1)	0	0	3,489	(1)
Asset-backed securities,
Collateralized loan obligations	0	0	0	0	0	0
Total	$54,879	$(497)	$311,257	$(30,338)	$366,136	$(30,835)

December 31, 2024	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$0	$0	$7,118	$(949)	$7,118	$(949)
Obligations of U.S. Government agencies	0	0	9,025	(1,129)	9,025	(1,129)
Bank holding company debt securities	0	0	25,246	(3,712)	25,246	(3,712)
Obligations of states and political subdivisions:
Tax-exempt	6,581	(58)	91,316	(10,873)	97,897	(10,931)
Taxable	0	0	42,506	(8,641)	42,506	(8,641)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	22,777	(375)	69,282	(9,595)	92,059	(9,970)
Residential collateralized mortgage obligations	19,586	(156)	27,157	(3,349)	46,743	(3,505)
Commercial mortgage-backed securities	2,314	(38)	62,187	(8,931)	64,501	(8,969)
Total	$51,258	$(627)	$333,837	$(47,179)	$385,095	$(47,806)

As reflected in the table above, gross unrealized holding losses on available-for-sale debt securities totaled $30,835,000 at December 31, 2025 and $47,806,000 at December 31, 2024. At December 31, 2025, the Corporation does not have the intent to sell, nor is it more likely than not it will be required to sell these securities before it is able to recover the amortized cost basis. The unrealized holding losses were consistent with significant increases in market interest rates that occurred subsequent to the purchase of most of the securities.

At December 31, 2025 and December 31, 2024, management performed an assessment for credit losses of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. At December 31, 2025 and 2024, all of the Corporation’s holdings of bank holding company debt securities, obligations of states and political subdivisions and private label commercial mortgage-backed securities were investment grade and there have been no payment defaults.

Based on the results of the assessment, there was no ACL required on available-for-sale debt securities in an unrealized loss position at December 31, 2025 and 2024.

Gross realized gains and losses from available-for-sale debt securities and the related income tax provision were as follows:

(In Thousands)	2025	2024	2023

Gross realized gains from sales	$38	$0	$89
Gross realized losses from sales	0	0	(3,125)
Net realized gains (losses)	$38	$0	$(3,036)
Income tax provision related to net realized gains (losses)	$8	$0	$(638)

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of December 31, 2025. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	December 31, 2025
	Amortized	Fair
	Cost	Value
Due in one year or less	$4,646	$4,607
Due from one year through five years	40,307	38,290
Due from five years through ten years	81,657	77,459
Due after ten years	84,418	74,462
Sub-total	211,028	194,818
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	148,865	143,921
Residential collateralized mortgage obligations	65,782	63,707
Commercial mortgage-backed securities	99,095	92,631
Private label commercial mortgage-backed securities	3,490	3,489
Asset-backed securities,
Collateralized loan obligations	8,000	8,009
Total	$536,260	$506,575

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

Investment securities carried at $215,252,000 at December 31, 2025 and $190,949,000 at December 31, 2024 were pledged as collateral for public deposits, trusts and certain other deposits, as provided by law, to secure uninsured deposits totaling $158,387,000 at December 31, 2025 and $144,066,000 at December 31, 2024. See Note 12 for information concerning securities pledged to secure borrowing arrangements.

Equity Securities

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in other assets in the consolidated balance sheets, was $18,724,000 at December 31, 2025 and $15,018,000 at December 31, 2024. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at December 31, 2025 and 2024. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

In July 2023, C&N Bank became a member of the Federal Reserve System. As a member, C&N Bank is required to purchase and maintain stock in the Federal Reserve Bank of Philadelphia. There is no active market for Federal Reserve Bank stock, and it must ordinarily be redeemed by the Federal Reserve Bank of Philadelphia in order to be liquidated. C&N Bank’s investment in Federal Reserve Bank stock, included in other assets in the consolidated balance sheets, was $7,637,000 at December 31, 2025 and $6,299,000 at December 31, 2024.

The Corporation’s marketable equity security, with a carrying value of $890,000 at December 31, 2025 and $863,000 at December 31, 2024 consisted exclusively of one mutual fund. There was an unrealized loss of $110,000 on the mutual fund at December 31, 2025 and $137,000 at December 31, 2024. Changes in the unrealized gains or losses on this security, which are included in other noninterest income in the consolidated statements of income, were a gain of $27,000 in 2025, a loss of $8,000 in 2024 and a gain of $12,000 in 2023.  There were no sales of equity securities in 2025, 2024 and 2023.

8. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable at December 31, 2025 and 2024 are summarized as follows:

Summary of Loans by Type

(In Thousands)

	December 31,	December 31,
	2025	2024
Commercial real estate - non-owner occupied	$927,738	$739,565
Commercial real estate - owner occupied	311,792	261,071
All other commercial loans	560,537	423,277
Residential mortgage loans	443,950	408,009
Consumer loans	110,348	63,926
Total	2,354,365	1,895,848
Less: allowance for credit losses on loans	(31,048)	(20,035)
Loans, net	$2,323,317	$1,875,813

In the table above, outstanding loan balances are presented net of deferred loan origination fees of $4,074,000 at December 31, 2025 and $4,136,000 at December 31, 2024.

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

The following table presents an analysis of past due loans as of December 31, 2025 and 2024:

(In Thousands)	As of December 31, 2025
	Past Due	Past Due
	30-89	90+ Days	Nonaccrual	Current	Total
	Days	Still Accruing	Loans	Loans	Loans
Commercial real estate - non-owner occupied	$2,619	$0	$10,766	$914,353	$927,738
Commercial real estate - owner occupied	2,453	0	5,955	303,384	311,792
All other commercial loans	6,287	54	11,102	543,094	560,537
Residential mortgage loans	6,365	0	4,324	433,261	443,950
Consumer loans	585	34	689	109,040	110,348
Total	$18,309	$88	$32,836	$2,303,132	$2,354,365

(In Thousands)	As of December 31, 2024
	Past Due	Past Due
	30-89	90+ Days	Nonaccrual	Current	Total
	Days	Still Accruing	Loans	Loans	Loans
Commercial real estate - non-owner occupied	$266	$0	$7,370	$731,929	$739,565
Commercial real estate - owner occupied	0	62	1,725	259,284	261,071
All other commercial loans	296	0	10,006	412,975	423,277
Residential mortgage loans	4,934	0	4,310	398,765	408,009
Consumer loans	162	57	431	63,276	63,926
Total	$5,658	$119	$23,842	$1,866,229	$1,895,848

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

Residential mortgage and consumer loans are classified as Pass unless they become 90 days delinquent at which time their classification is changed to Substandard. Such loans are classified as Substandard until six consecutive on-time payments are made at which time their classification is changed back to Pass.

The following table presents the amortized cost of loans by credit quality indicators by year of origination as of December 31, 2025:

(In Thousands)	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial real estate - non-owner occupied
Pass	$82,832	$84,330	$149,720	$171,419	$90,420	$295,369	$0	$874,090
Special Mention	77	30	1,942	15,920	2,073	8,045	0	28,087
Substandard	0	102	838	10,459	1,980	12,182	0	25,561
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - non-owner occupied	$82,909	$84,462	$152,500	$197,798	$94,473	$315,596	$0	$927,738
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$807	$0	$807
Commercial real estate - owner occupied
Pass	$34,602	$36,786	$35,411	$53,260	$51,396	$80,809	$0	$292,264
Special Mention	0	357	2,406	1,159	805	5,127	0	9,854
Substandard	0	0	354	131	2,167	7,022	0	9,674
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - owner occupied	$34,602	$37,143	$38,171	$54,550	$54,368	$92,958	$0	$311,792
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0
All other commercial loans
Pass	$123,534	$45,148	$64,103	$46,670	$44,056	$64,539	$134,404	$522,454
Special Mention	1,380	522	32	100	4,443	732	2,028	9,237
Substandard	470	12,932	0	1,471	6,933	3,748	3,292	28,846
Doubtful	0	0	0	0	0	0	0	0
Total all other commercial loans	$125,384	$58,602	$64,135	$48,241	$55,432	$69,019	$139,724	$560,537
Year-to-date gross charge-offs	$0	$0	$0	$0	$333	$0	$263	$596
Residential mortgage loans
Pass	$46,534	$45,988	$53,163	$83,848	$45,494	$164,033	$0	$439,060
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	22	901	424	200	3,343	0	4,890
Doubtful	0	0	0	0	0	0	0	0
Total residential mortgage loans	$46,534	$46,010	$54,064	$84,272	$45,694	$167,376	$0	$443,950
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$5	$0	$5
Consumer loans
Pass	$2,751	$2,062	$1,780	$1,850	$506	$2,460	$97,976	$109,385
Special Mention	0	0	0	0	0	0	0	0
Substandard	1	7	6	0	2	170	777	963
Doubtful	0	0	0	0	0	0	0	0
Total consumer loans	$2,752	$2,069	$1,786	$1,850	$508	$2,630	$98,753	$110,348
Year-to-date gross charge-offs	$0	$0	$33	$40	$3	$0	$242	$318
Total Loans
Pass	$290,253	$214,314	$304,177	$357,047	$231,872	$607,210	$232,380	$2,237,253
Special Mention	1,457	909	4,380	17,179	7,321	13,904	2,028	47,178
Substandard	471	13,063	2,099	12,485	11,282	26,465	4,069	69,934
Doubtful	0	0	0	0	0	0	0	0
Total	$292,181	$228,286	$310,656	$386,711	$250,475	$647,579	$238,477	$2,354,365
Year-to-date gross charge-offs	$0	$0	$33	$40	$336	$812	$505	$1,726

The following table presents the amortized cost of loans by credit quality indicators by year of origination as of December 31, 2024.

	Term Loans by Year of Origination
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial real estate - non-owner occupied
Pass	$59,708	$99,900	$161,497	$78,884	$51,851	$243,578	$0	$695,418
Special Mention	0	0	16,233	1,371	0	8,188	0	25,792
Substandard	116	0	9,928	0	0	8,311	0	18,355
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - non-owner occupied	$59,824	$99,900	$187,658	$80,255	$51,851	$260,077	$0	$739,565
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$757	$0	$757
Commercial real estate - owner occupied
Pass	$25,552	$33,533	$52,207	$49,410	$11,444	$76,558	$0	$248,704
Special Mention	0	0	0	0	0	961	0	961
Substandard	0	5,125	729	2,367	0	3,185	0	11,406
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - owner occupied	$25,552	$38,658	$52,936	$51,777	$11,444	$80,704	$0	$261,071
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0
All other commercial loans
Pass	$73,812	$74,301	$44,245	$44,367	$23,084	$30,656	$109,121	$399,586
Special Mention	533	0	2,306	2	0	0	2,147	4,988
Substandard	44	0	3,478	5,229	109	1,078	8,765	18,703
Doubtful	0	0	0	0	0	0	0	0
Total all other commercial loans	$74,389	$74,301	$50,029	$49,598	$23,193	$31,734	$120,033	$423,277
Year-to-date gross charge-offs	$0	$0	$427	$60	$21	$122	$0	$630
Residential mortgage loans
Pass	$41,450	$48,937	$80,789	$50,108	$35,601	$146,231	$0	$403,116
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	380	0	85	82	4,346	0	4,893
Doubtful	0	0	0	0	0	0	0	0
Total residential mortgage loans	$41,450	$49,317	$80,789	$50,193	$35,683	$150,577	$0	$408,009
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0
Consumer loans
Pass	$3,859	$3,441	$2,848	$1,013	$599	$679	$50,860	$63,299
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	8	4	0	0	71	544	627
Doubtful	0	0	0	0	0	0	0	0
Total consumer loans	$3,859	$3,449	$2,852	$1,013	$599	$750	$51,404	$63,926
Year-to-date gross charge-offs	$0	$69	$130	$7	$8	$1	$114	$329
Total Loans
Pass	$204,381	$260,112	$341,586	$223,782	$122,579	$497,702	$159,981	$1,810,123
Special Mention	533	0	18,539	1,373	0	9,149	2,147	31,741
Substandard	160	5,513	14,139	7,681	191	16,991	9,309	53,984
Doubtful	0	0	0	0	0	0	0	0
Total	$205,074	$265,625	$374,264	$232,836	$122,770	$523,842	$171,437	$1,895,848
Year-to-date gross charge-offs	$0	$69	$557	$67	$29	$880	$114	$1,716

The following table is a summary of the Corporation’s nonaccrual loans by major categories for the periods indicated.

	December 31, 2025
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
(In Thousands)	No Allowance	with an Allowance	Loans
Commercial real estate - non-owner occupied	$9,343	$1,423	$10,766
Commercial real estate - owner occupied	5,470	485	5,955
All other commercial loans	7,609	3,493	11,102
Residential mortgage loans	4,324	0	4,324
Consumer loans	689	0	689
Total	$27,435	$5,401	$32,836

	December 31, 2024
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
(In Thousands)	No Allowance	with an Allowance	Loans
Commercial real estate - non-owner occupied	$7,370	$0	$7,370
Commercial real estate - owner occupied	1,467	258	1,725
All other commercial loans	10,006	0	10,006
Residential mortgage loans	4,310	0	4,310
Consumer loans	431	0	431
Total	$23,584	$258	$23,842

The Corporation recognized $815,000 and $1,042,000 of interest income on nonaccrual loans during the years ended December 31, 2025 and 2024.

The following table presents the accrued interest receivable written off by reversing interest income during the years ended December 31, 2025 and 2024:

	Year Ended	Year Ended
(In Thousands)	December 31, 2025	December 31, 2024
Commercial real estate - non-owner occupied	$12	$22
Commercial real estate - owner occupied	51	10
All other commercial loans	6	198
Residential mortgage loans	17	29
Consumer loans	0	10
Total	$86	$269

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

The following table details the amortized cost of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses on these loans:

	December 31, 2025		December 31, 2024
	Amortized		Amortized
(In Thousands)	Cost	Allowance	Cost	Allowance
Commercial real estate - non-owner occupied	$10,876	$140	$7,370	$0
Commercial real estate - owner occupied	6,325	266	6,749	122
All other commercial loans	14,551	2,366	16,006	0
Residential mortgage loans	350	0	0	0
Consumer loans	326	0	0	0
Total	$32,428	$2,772	$30,125	$122

The following tables summarize the activity related to the ACL on loans for the years ended December 31, 2025, 2024 and 2023:

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Total
Balance, December 31, 2024	$11,964	$2,844	$3,361	$1,356	$510	$20,035
Allowance recorded in business combination - PCD loans	2,151	271	215	0	0	2,637
Allowance recorded in business combination - non-PCD loans	2,681	601	818	303	34	4,437
Charge-offs	(807)	0	(596)	(5)	(318)	(1,726)
Recoveries	0	0	1	4	104	109
Provision (credit) for credit losses on loans	3,473	370	1,706	(29)	36	5,556
Balance, December 31, 2025	$19,462	$4,086	$5,505	$1,629	$366	$31,048

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Total
Balance, December 31, 2023	$12,010	$2,116	$2,918	$1,764	$400	$19,208
Charge-offs	(757)	0	(630)	0	(329)	(1,716)
Recoveries	0	0	40	6	67	113
Provision (credit) for credit losses on loans	711	728	1,033	(414)	372	2,430
Balance, December 31, 2024	$11,964	$2,844	$3,361	$1,356	$510	$20,035

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Unallocated	Total
Balance, December 31, 2022	$6,305	$1,942	$4,142	$2,751	$475	$1,000	$16,615
Adoption of ASU 2016-13 (CECL)	3,763	7	(88)	(344)	(234)	(1,000)	2,104
Charge-offs	0	0	(12)	(33)	(311)	0	(356)
Recoveries	0	0	44	11	37	0	92
Provision (credit) for credit losses on loans	1,942	167	(1,168)	(621)	433	0	753
Balance, December 31, 2023	$12,010	$2,116	$2,918	$1,764	$400	$0	$19,208

The ACL on loans individually evaluated increased to $2,772,000 at December 31, 2025 from $122,000 at December 31, 2024, including an ACL of $2,632,000 at December 31, 2025 on acquired PCD loans as part of the Susquehanna acquisition.

The ACL on loans collectively evaluated increased to $28,276,000 at December 31, 2025 from $19,913,000 at December 31, 2024. The increase included the impact of growth in the portfolio, mainly from the Susquehanna acquisition, as well as a net increase related to changes in qualitative factors.

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

Modifications Made to Borrowers Experiencing Financial Difficulty

The following table summarizes the amortized cost basis of loans modified during the years ended December 31, 2025 and 2024:

Year Ended December 31, 2025
(Dollars in Thousands)	Term Extension
	Amortized Cost	% of Total
	Basis	Loan Type	Financial Effect
Commercial Real Estate - Non-owner Occupied	$1,717	0.30%	Extended the maturity of one loan for 4 months

	Year Ended December 31, 2024
(Dollars in Thousands)	Term Extension
	Amortized Cost	% of Total
	Basis	Loan Type	Financial Effect
Commercial Real Estate - Non-owner Occupied	$2,625	0.35%	Extended the maturity of one loan for 6 months and one loan for 5 years
Commercial Real Estate - Owner Occupied	218	0.08%	Extended the maturity of one loan for 12 months
Total	$2,843

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

The following tables present the performance of such loans that have been modified in the twelve-month period preceding December 31, 2025 and 2024 (in thousands):

(In Thousands)	Payment Status (Amortized Cost Basis)
December 31, 2025	Current or Past Due Less than 30 Days	30-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate - non-owner occupied	$0	$1,717	$0	$1,717

(In Thousands)	Payment Status (Amortized Cost Basis)
December 31, 2024	Current or Past Due Less than 30 Days	30-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate - non-owner occupied	$2,572	$0	$0	$2,572
Commercial real estate - owner occupied	217	0	0	217
Total	$2,789	$0	$0	$2,789

In the table immediately above, at December 31, 2024 the loan secured by owner occupied commercial real estate of $218,000 and one of the loans secured by non-owner occupied commercial real estate with an amortized cost basis of $1,814,000 were in nonaccrual status.

For the loan secured by non-owner occupied real estate with an amortized cost basis of $1,814,000 at December 31, 2024, the Corporation had extended the maturity for 12 months in the fourth quarter 2023. In 2024, the borrower continued to experience financial difficulty, and the Corporation provided another six-month extension of the maturity. The Corporation recorded a partial charge-off of $640,000 on this loan in 2024. In 2025, the Corporation provided another four-month extension of the maturity and recorded a partial charge-off of $35,000 on this loan. The amortized cost basis of the loan was $1,717,000 at December 31, 2025. There was no specific allowance on this loan at December 31, 2025 and 2024.

The Corporation had no commitments to lend any additional funds on modified loans during the year ended December 31, 2025 and 2024, the Corporation had no loans that defaulted during the year ended December 31, 2025 and 2024 and had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in Foreclosed assets held for sale in the consolidated balance sheets) is as follows:

(In Thousands)	December 31,	December 31,
	2025	2024
Foreclosed residential real estate	$33	$25

The amortized cost of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	December 31,	December 31,
	2025	2024
Residential real estate in process of foreclosure	$433	$717

The Corporation maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, commercial letters of credit and credit enhancement obligations related to residential mortgage loans sold with recourse, when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). Additional information related to commitments to extend credit and standby letter of credits is provided in Note 16. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. The allowance for credit losses for off-balance sheet exposures of $1,029,000 at December 31, 2025 and $455,000 at December 31, 2024, is included in accrued interest and other liabilities on the  consolidated balance sheets.

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet exposures for the years ended December 31, 2025 and 2024.

	Year Ended	Year Ended
(In Thousands)	December 31, 2025	December 31, 2024
Balance, Beginning of Period	$455	$690
Allowance recorded in business combination	57	0
Provision (credit) for unfunded commitments	517	(235)
Balance, End of Period	$1,029	$455

9. BANK PREMISES AND EQUIPMENT

(In Thousands)	December 31,
	2025	2024
Land	$5,635	$3,573
Buildings and improvements	38,895	33,623
Furniture and equipment	15,413	14,266
Construction in progress	76	186
Total	60,019	51,648
Less: accumulated depreciation	(32,264)	(30,310)
Net	$27,755	$21,338

Depreciation and amortization expense is included in the following line items of the consolidated statements of income:

(In Thousands)	2025	2024	2023
Net occupancy and equipment expense	$2,327	$2,122	$1,915
Data processing and telecommunications expense	36	61	236
Total	$2,363	$2,183	$2,151

10. GOODWILL AND CORE DEPOSIT INTANGIBLES, NET

Information related to the core deposit intangibles is as follows:

(In Thousands)	December 31,
	2025	2024
Gross amount	$17,329	$6,639
Accumulated amortization	(5,756)	(4,559)
Net	$11,573	$2,080

Amortization expense related to core deposit intangibles is included in other noninterest expense in the consolidated statements of income, as follows:

(In Thousands)	Year Ended December 31,
	2025	2024	2023
Amortization expense	$1,197	$389	$408

In 2025, amortization expense included $773,000 related to the Susquehanna acquisition as described in Note 3 and $324,000 related to previous acquisitions. In 2024 and 2023, amortization expense was related to previous acquisitions.

The amount of amortization expense to be recognized in each of the ensuing five years is as follows:

(In Thousands)
2026	$3,258
2027	2,370
2028	1,736
2029	1,277
2030	955

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. Changes in the carrying amount of goodwill are summarized in the following table:

(In Thousands)	December 31,
	2025	2024
Balance, beginning of period	$52,505	$52,505
Goodwill arising in business combination	10,806	0
Balance, end of period	$63,311	$52,505

In testing goodwill for impairment at December 31, 2025, the Corporation performed a qualitative assessment based on comparison of the Corporation’s market capitalization to its stockholders’ equity, resulting in the determination that it was more likely than not the fair value of its reporting unit, its community banking operation, exceeded its carrying amount. Accordingly, there was no goodwill impairment at December 31, 2025.

There were no goodwill impairment charges recorded in the years ended December 31, 2025, 2024 and 2023.

11. DEPOSITS

At December 31, 2025, the scheduled maturities of time deposits are as follows:

(In Thousands)
2026	$507,861
2027	61,063
2028	24,041
2029	7,123
2030	6,617
Total	$606,705

Time deposits of more than $250,000 totaled $215,574,000 at December 31, 2025 and $175,447,000 at December 31, 2024. As of December 31, 2025, the remaining maturities or time to next re-pricing of time deposits more than $250,000 was as follows:

(In Thousands)
Three months or less	$74,346
Over 3 months through 12 months	122,832
Over 1 year through 3 years	17,723
Over 3 years	673
Total	$215,574

12. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	December 31,	December 31,
	2025	2024
FHLB-Pittsburgh borrowings	$27,000	$0
Customer repurchase agreements	1,618	2,488
Total short-term borrowings	$28,618	$2,488

The weighted average interest rate on total short-term borrowings outstanding was 3.73% at December 31, 2025 and 0.10% at December 31, 2024. The maximum amount of total short-term borrowings outstanding at any month-end was $28,618,000 in 2025, $61,936,000 in 2024 and $120,290,000 in 2023.

The Corporation had available credit with other correspondent banks totaling $75,000,000 at December 31, 2025 and at December 31, 2024. These lines of credit are primarily unsecured. No amounts were outstanding at December 31, 2025 or 2024.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At December 31, 2025, the Corporation had available credit in the amount of $25,484,000 on this line with no outstanding advances. At December 31, 2024, the Corporation had available credit in the amount of $18,093,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with a carrying value of $26,947,000 at December 31, 2025 and $18,881,000 at December 31, 2024.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at December 31, 2025 and 2024. The carrying value of the underlying securities was $1,630,000 at December 31, 2025 and $2,500,000 at December 31, 2024.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $1,624,412,000 at December 31, 2025 and $1,351,770,000 at December 31, 2024. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in other assets) were $18,724,000 at December 31, 2025 and $15,018,000 at December 31, 2024. The Corporation’s total credit facility with FHLB-Pittsburgh was $971,946,000 at December 31, 2025, including an unused (available) amount of $785,822,000. At December 31, 2024, the Corporation’s total credit facility with FHLB-Pittsburgh was $938,691,000, including an unused (available) amount of $749,999,000.

At December 31, 2025, short-term borrowings from FHLB-Pittsburgh was an overnight borrowing of $27,000,000, at an interest rate of 3.93%.  At December 31, 2024, there were no outstanding short-term borrowings from FHLB-Pittsburgh.

LONG-TERM BORROWINGS – FHLB ADVANCES

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	December 31,	December 31,
	2025	2024
Loans maturing in 2025 with a weighted-average rate of 4.30%	$0	$44,516
Loans maturing in 2026 with a weighted-average rate of 4.61%	48,018	48,018
Loans maturing in 2027 with a weighted-average rate of 4.24%	34,571	34,571
Loans maturing in 2028 with a weighted-average rate of 4.30%	26,027	26,027
Loans maturing in 2029 with a weighted-average rate of 4.42%	12,319	12,319
Total long-term FHLB-Pittsburgh borrowings	$120,935	$165,451

Note: For loans maturing after 2025, weighted-average rates are presented as of December 31, 2025.

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

The Senior Notes were recorded, net of debt issuance costs of $337,000, at an initial carrying amount of $14,663,000. Debt issuance costs are amortized over the term of the Senior Notes as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Senior Notes totaling $71,000 in 2025, $68,000 in 2024 and $66,000 in 2023 was included in interest expense in the consolidated statements of income.

At December 31, 2025 and December 31, 2024, outstanding Senior Notes are as follows:

(In Thousands)	December 31,	December 31,
	2025	2024
Senior Notes with an aggregate par value of $15,000,000; bearing interest at 2.75% with an effective interest rate of 3.23%; maturing in June 2026	$14,970	$14,899
Total carrying value	$14,970	$14,899

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

The Subordinated Notes were recorded, net of debt issuance costs of $563,000, at an initial carrying amount of $24,437,000. Debt issuance costs are amortized through June 1, 2026 as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Subordinated Notes totaling $118,000 in 2025, $114,000 in 2024, and $110,000 in 2023 was included in interest expense in the consolidated statements of income.

At December 31, 2025 and 2024, outstanding subordinated debt agreements are as follows:

(In Thousands)	December 31,	December 31,
	2025	2024
Agreements with a par value of $25,000,000; bearing interest at 3.25% with an effective interest rate of 3.74%; maturing in June 2031 and redeemable at par in June 2026	$24,949	$24,831
Total carrying value	$24,949	$24,831

13. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. The plan contains a cost-sharing feature which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at December 31, 2025 and 2024 and are not expected to significantly affect the Corporation’s future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

In an acquisition in 2007, the Corporation assumed the Citizens Trust Company Retirement Plan, a defined benefit pension plan. This plan covers certain employees who were employed by Citizens Trust Company on December 31, 2002, when the plan was amended to discontinue admittance of any future participant and to freeze benefit accruals. Information related to the Citizens Trust Company Retirement Plan has been included in the tables that follow. The Corporation uses a December 31 measurement date for this plan. In January 2026, the Corporation’s Board of Directors adopted amendments to terminate the Citizens Trust Company Retirement Plan, effective January 31, 2026. The Corporation expects to fund and settle its obligation under the plan sometime in 2026.

The following table shows the funded status of the defined benefit plans:

	Pension		Postretirement
(In Thousands)	2025	2024	2025	2024
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$938	$896	$586	$1,013
Service cost	0	0	5	6
Interest cost	33	29	26	31
Plan participants' contributions	0	0	103	118
Actuarial loss (gain)	33	18	(54)	10
Gain from plan amendments	0	0	0	(413)
Benefits paid	(5)	(5)	(152)	(179)
Settlement of plan obligation	(659)	0	0	0
Benefit obligation at end of year	$340	$938	$514	$586

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$977	$946	$0	$0
Actual return on plan assets	27	36	0	0
Employer contribution	0	0	49	61
Plan participants' contributions	0	0	103	118
Benefits paid	(5)	(5)	(152)	(179)
Settlement of plan obligation	(659)	0	0	0
Fair value of plan assets at end of year	$340	$977	$0	$0

Funded status at end of year	$0	$39	$(514)	$(586)

In 2025, there was a distribution of $659,000 or approximately 66% of the pension plan’s total accumulated benefit obligation prior to the distribution. The Corporation recognized a loss of $93,000 (included in net periodic benefit cost) in 2025 as a result of this settlement.

At December 31, 2025 and 2024, the following pension plan and postretirement plan liability amounts were recognized in the consolidated balance sheets:

	Pension		Postretirement
(In Thousands)	2025	2024	2025	2024
Accrued interest and other liabilities	$0	$39	$514	$586

At December 31, 2025 and 2024, the following items included in accumulated other comprehensive loss had not been recognized as components of expense:

	Pension		Postretirement
(In Thousands)	2025	2024	2025	2024
Prior service cost	$0	$0	$(48)	$(56)
Net actuarial loss (gain)	48	131	(454)	(486)
Total	$48	$131	$(502)	$(542)

For the defined benefit pension plan, amortization of the net actuarial loss is expected to be $1,000 in 2026. For the postretirement plan, effective in 2024, amendments to the plan resulted in a decrease of $413,000 in unrecognized prior service cost and a related reduction in net periodic benefit costs from curtailment of $469,000.  In 2026, the net actuarial gain to be amortized as a reduction in expense is $67,000 and the estimated reduction in expense related to prior service cost is $8,000.

The accumulated benefit obligation for the defined benefit pension plan was $340,000 at December 31, 2025 and $938,000 at December 31, 2024.

The components of net periodic benefit costs from defined benefit plans are as follows:

	Pension			Postretirement
(In Thousands)	2025	2024	2023	2025	2024	2023
Service cost	$0	$0	$0	$5	$6	$54
Interest cost	33	29	31	26	31	48
Expected return on plan assets	(9)	(16)	(18)	0	0	0
Amortization of prior service cost	0	0	0	(8)	(12)	(31)
Recognized net actuarial loss (gain)	5	6	11	(86)	(77)	(36)
Effect of curtailment	0	0	0	0	(469)	0
Settlement of plan obligation	93	0	21	0	0	0
Total net periodic benefit cost	$122	$19	$45	$(63)	$(521)	$35

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension			Postretirement
	2025	2024	2023	2025	2024	2023
Discount rate	5.35%	4.80%	5.05%	5.00%	5.00%	5.25%
Expected return on plan assets	2.88%	5.00%	4.22%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

The weighted-average assumptions used to determine benefit obligations as of December 31, 2025 and 2024 are as follows:

	Pension		Postretirement
	2025	2024	2025	2024
Discount rate	5.35%	5.35%	4.98%	5.29%
Rate of compensation increase	N/A	N/A	N/A	N/A

Estimated future benefit payments, including only estimated employer contributions for the postretirement plan, which reflect expected future service, are as follows:

(In Thousands)	Postretirement
2026	$55
2027	55
2028	56
2029	51
2030	47
2031-2035	206

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

PROFIT SHARING AND DEFERRED COMPENSATION PLANS

The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation’s matching contributions to the Plan depend upon the tax deferred contributions of employees. The Corporation’s total basic and matching contributions were $1,562,000 in 2025, $1,468,000 in 2024 and $1,419,000 in 2023.

The Corporation has an Employee Stock Ownership Plan (ESOP). Contributions to the ESOP are discretionary, and the ESOP uses funds contributed to purchase Corporation stock for the accounts of ESOP participants. These purchases are made in the market (not directly from the Corporation), and employees are not permitted to purchase Corporation stock under the ESOP. The ESOP includes a diversification feature, which allows participants, upon reaching age 55 and 10 years of service (as defined), to sell up to 50% of their Corporation shares over a period of 6 years. As of December 31, 2025 and 2024, there were no shares allocated for repurchase by the ESOP.

Dividends paid on shares held by the ESOP are charged to retained earnings. All Corporation shares owned through the ESOP are included in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share – basic and diluted. The ESOP held 614,083 shares of Corporation stock at December 31, 2025, 618,148 shares at December 31, 2024 and 579,567 shares at December 31, 2023, all of which had been allocated to Plan participants. The Corporation’s contributions to the ESOP totaled $725,000 in 2025, $665,000 in 2024 and $1,244,000 in 2023.

The Corporation has a nonqualified supplemental deferred compensation arrangement with some of its key officers. Charges to operating expense for officers’ supplemental deferred compensation were $274,000 in 2025, $223,000 in 2024 and $489,000 in 2023. The balance of the liability, which is included in accrued interest and other liabilities in the consolidated balance sheets, is $4,558,000 at December 31, 2025 and $3,164,000 at December 31, 2024.

In connection with the Susquehanna acquisition, the Corporation assumed deferred compensation arrangements with certain former Susquehanna officers who became employees of the Corporation, effective October 1, 2025. Under the terms of the agreement with one of the officers, payments accelerated as a result of the change in control, resulting in payments totaling $35,000 in 2025 with additional payment commitments totaling $206,000 in 2026, $206,000 in 2027 and $172,000 in 2028. The agreements with the other officers provide for payments to be made in monthly installments over 15-year periods, commencing upon retirement. The Corporation recorded expense of $15,000 related to these arrangements in 2025. The discount rates used to measure the liability associated with these obligations ranged from 3.93% to 4.73%. The balance of the liability, which is included in accrued interest and other liabilities in the consolidated balance sheets, is $1,853,000 at December 31, 2025.

In connection with an acquisition in 2020, the Corporation assumed an obligation to provide a supplemental retirement benefit to a former executive. Under the terms of the agreement, the executive or his heirs will receive monthly payments totaling $1 million over a 10-year period which started in October 2025. The Corporation recorded expense of $14,000 in 2025, $14,000 in 2024 and $13,000 in 2023, which is included in salaries and employee benefits in the consolidated statements of income, representing the effective interest cost on the obligation. The discount rate used to measure the liability is 1.5%. The balance of the liability, which is included in accrued interest and other liabilities in the consolidated balance sheets, is $908,000 at December 31, 2025 and $919,000 at December 31, 2024.

The Corporation also has a nonqualified deferred compensation plan that allows selected officers the option to defer receipt of cash compensation, including base salary and any cash bonuses or other cash incentives. This nonqualified deferred compensation plan does not provide for Corporation contributions.

STOCK-BASED COMPENSATION PLANS

At the Annual Meeting of Shareholders on April 20, 2023, the Citizens & Northern Corporation 2023 Equity Incentive Plan (“2023 Equity Incentive Plan”) was approved. A total of 500,000 shares of common stock may be issued under the 2023 Equity Incentive Plan. Awards may be made to participating employees and independent directors under the 2023 Equity Incentive Plan in the form of qualified options (“Incentive Stock Options,” as defined in the Internal Revenue Code), nonqualified options, restricted stock units or restricted stock, any or all of which can be granted with performance-based vesting conditions. At December 31, 2025, 357,936 shares of common stock were available to be issued under this plan.

Outstanding restricted stock awards granted prior to adoption of the 2023 Equity Incentive Plan, including awards made in 2023, are governed under the 1995 Stock Incentive Plan and the Independent Directors Stock Incentive Plan. The restricted stock awards in 2023 under the 1995 Stock Incentive Plan and the Independent Directors Stock Incentive Plan were the final awards under these plans.

Total stock-based compensation expense is as follows:

(In Thousands)	2025	2024	2023
Restricted stock	$1,287	$1,494	$1,472
Stock options	0	0	0
Total	$1,287	$1,494	$1,472

The following summarizes non-vested restricted stock activity for the year ended December 31, 2025:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding, December 31, 2024	137,824	$21.80
Granted	56,417	$21.43
Vested	(63,139)	$22.69
Forfeited	(7,898)	$21.63
Outstanding, December 31, 2025	123,204	$21.19

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. As of December 31, 2025, there was $1,352,000 total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.3 years.

In 2025 and 2024, the Corporation awarded shares of restricted stock under the Stock Incentive Plan, as follows:

	2025	2024
Time-based awards to independent directors	13,456	10,000
Time-based awards to employees	31,113	63,514
Performance-based awards to employees	11,848	19,346
Total	56,417	92,860

Time-based restricted stock awards granted to independent (non-employee) directors in 2025 and 2024 vest over one-year terms. Time-based restricted stock awards granted to employees in 2025 and 2024 vest ratably over three-year terms, subject to continued employment and satisfactory job performance. Performance-based restricted stock awards granted in 2025 and 2024 vest ratably over three-year terms, with vesting contingent upon meeting conditions based on the Corporation’s earnings as specified in the agreements.

There were no stock options granted in 2025, 2024, or 2023. There was no stock option activity for 2025 and a summary of stock option activity for 2024 and 2023 is presented below.

	2024		2023
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning of year	646	$20.45	10,564	$20.45
Granted	0	0	0	0
Exercised	0	0	(8,288)	$20.45
Forfeited	0	0	(1,630)	$20.45
Expired	(646)	$20.45	0	0
Outstanding, end of year	0	$0	646	$20.45
Options exercisable at year-end	0	$0	646	$20.45
Weighted-average fair value of options forfeited		$ N/A		$5.50

There were no outstanding stock options at December 31, 2025 and 2024. The total intrinsic value of options exercised was $14,000 in 2023.

In January 2026, the Corporation granted 57,618 shares of time-based restricted stock awards and 21,246 shares of performance-based restricted stock awards under the 2023 Equity Incentive Plan. The time-based shares vest ratably over three years while the performance-based restricted stock awards vest ratably over three years, with vesting contingent upon meeting earnings-related conditions specified in the agreements. The restricted stock awards made in January 2026 are not included in the tables above.

14. INCOME TAXES

The net deferred tax asset at December 31, 2025 and 2024 represents the following temporary difference components:

	December 31,	December 31,
(In Thousands)	2025	2024
Deferred tax assets:
Unrealized holding losses on securities	$6,531	$10,459
Allowance for credit losses on loans	6,765	4,400
Purchase accounting adjustments on loans	1,727	333
Deferred compensation	2,008	1,465
Operating leases liability	780	692
Deferred loan origination fees	712	697
Accrued incentive compensation	735	678
Net operating loss carryforward	305	423
Bank premises and equipment	56	0
Other deferred tax assets	1,708	1,520
Total deferred tax assets	21,327	20,667

Deferred tax liabilities:
Core deposit intangibles	2,522	456
Right-of-use assets from operating leases	780	692
Bank premises and equipment	0	290
Mortgage servicing rights	210	0
Defined benefit plans - ASC 835	97	90
Other deferred tax liabilities	103	41
Total deferred tax liabilities	3,712	1,569
Deferred tax asset, net	$17,615	$19,098

The provision for income taxes for the year ended December 31, 2025 includes the following:

(In Thousands)	2025
Current expense:	$
Federal		2,171
State		327
Deferred expense:
Federal		2,705
State		13
Total provision		$5,216

The Company operates exclusively in the United States and had no foreign income, foreign income tax expense, or foreign income taxes paid for the year ended December 31, 2025.

The provision for income taxes for the years ended December 31, 2024 and 2023 includes the following

(In Thousands)	2024	2023
Currently payable	$7,417	$5,499
Deferred	(1,504)	836
Total provision	$5,913	$6,335

A reconciliation of income tax at the statutory rate to the Corporation’s effective rate is as follows:

	2025			2024		2023
(Dollars In Thousands)	Amount		%	Amount	%	Amount	%
Federal at statutory rate	$6,015		21.0	$6,693	21.0	$6,401	21.0
State income tax, net of federal benefit	269	(a)	0.9	297	0.9	329	1.1
Nontaxable or nondeductible items:
Tax-exempt interest income	(978)		(3.4)	(964)	(3.0)	(964)	(3.2)
Increase in cash surrender value and other income from life insurance, net	(398)		(1.4)	(369)	(1.2)	(586)	(1.9)
ESOP dividends	(150)		(0.5)	(144)	(0.5)	(143)	(0.5)
Surrender of bank-owned life insurance	0		0.0	0	0.0	950	3.1
Nondeductible interest expense	322		1.1	368	1.3	283	0.9
Other, net	136		0.5	32	0.1	65	0.3
Effective income tax provision	$5,216		18.2	$5,913	18.6	$6,335	20.8

(a) State taxes in New Jersey and New York State made up the majority (greater than 50 percent) of the tax effect in this category.

Income taxes paid by jurisdiction were as follows:

Year Ended
December 31,
(Dollars In Thousands)	2025
Federal	$8,238
State:
New Jersey	340
New York	187
Other	30
Total cash taxes paid	$8,795

The Corporation has a net operating loss (“NOL”) available to be carried forward against future federal taxable income. Availability of the NOL does not expire; however, the amount is subject to an annual limitation under Code Section 382 and further limited annually to no more than 80% of taxable income without regard to the NOL. At December 31, 2025, the unused amount of the NOL is $1.6 million.

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns. The Corporation is generally no longer subject to examination for returns prior to 2022.

15. RELATED PARTY TRANSACTIONS

Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:

	Beginning	New		Other	Ending
(In Thousands)	Balance	Loans	Repayments	Changes	Balance
11 directors, 11 executive officers 2025	$13,448	$571	(2,798)	237	$11,458
11 directors, 11 executive officers 2024	$13,975	$1,579	$(2,212)	$106	$13,448
11 directors, 11 executive officers 2023	$14,504	$549	$(823)	$(255)	$13,975

In the table above, other changes represent net changes in the balance of existing lines of credit and transfers in and out of the related party category.

Deposits from related parties held by the Corporation amounted to $13,706,000 at December 31, 2025 and $12,259,000 at December 31, 2024.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2025 and 2024 are as follows:

	December 31,	December 31,
(In Thousands)	2025	2024
Commitments to extend credit	$506,996	$380,003
Standby letters of credit	58,914	64,586

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

Standby letters of credit as of December 31, 2025 expire as follows:

Year of Expiration	(In Thousands)
2026	$58,545
2027	341
2028	28
Total	$58,914

Information related to the allowance for credit losses on off-balance sheet exposures is provided in Note 8.

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

Certain leases include options to renew, with renewal terms that can extend the lease term from one to eight years that are reasonably certain of being exercised. The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption of ASU 2017-02 and as of the lease commencement date for leases subsequently entered into after January 1, 2019. At December 31, 2025, discount rates ranged from 1.27% to 4.88% with a weighted-average discount rate of 2.71%. At December 31, 2025, the weighted-average remaining lease term was 4.9 years. At December 31, 2024, the weighted-average discount rate was 1.96% and the weighted-average remaining lease term was 4.1 years.

At December 31, 2025, right-of-use assets of $3,579,000 were included in other assets, and the related lease liabilities totaling the same amount were included in accrued interest and other liabilities, in the consolidated balance sheets. At December 31, 2024, right of use assets and the related liabilities totaled $3,151,000.

In 2025, 2024 and 2023, operating lease expenses are included in the following line item of the consolidated statements of income:

(In Thousands)	2025	2024	2023
Net occupancy and equipment expense	$792	$666	$644
Total	$792	$666	$644

A maturity analysis of the Corporation’s lease liabilities at December 31, 2025 is as follows:

(In Thousands)

Lease Payments Due

2026	$719
2027	638
2028	557
2029	509
2030	514
Thereafter	1,018
Total lease payments	3,955
Discount on cash flows	(376)
Total lease liabilities	$3,579

Litigation Matters

Class Action Litigation

On March 27, 2024, a putative class action lawsuit was filed in the US District Court for the Western District of Texas by investors in a purported Ponzi scheme operated by two individuals, one of whom maintained accounts at C&N Bank. The plaintiffs sued C&N Bank, along with another bank, and additional law firm and accounting firm defendants. The case was styled Goldovsky, et al. v. Rauld, et al. Plaintiffs asserted claims against C&N Bank and the other bank for aiding and abetting alleged violations of the Texas Securities Act, and additional claims against the legal and accounting professionals for statutory fraud, common law fraud, negligent misrepresentation, and knowing participation in breach of fiduciary duty.

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

On May 23, 2025, C&N Bank was served with a complaint filed by Goldovsky, et al in the US District Court for the Middle District of Pennsylvania. The complaint was predicated upon Texas securities law, alleging substantially the same facts and asserting the same legal arguments as in the Texas case. C&N Bank filed motions to dismiss the Pennsylvania case. Plaintiffs filed a motion to certify the case as class action.  C&N Bank filed its response brief in opposition to class certification in the Pennsylvania case on October 22, 2025. On December 30, 2025, the US District Judge for the Middle District of Pennsylvania issued an order dismissing the case with prejudice on the grounds that the complaint was filed after the statute of limitations had run. Plaintiffs had until January 29, 2026 to file a timely notice of appeal. No such notice was filed.

C&N Bank believes that it has substantial defenses against any additional actions the plaintiffs may initiate and intends to defend itself in the event of any such actions. Based on the information available to the Corporation, the Corporation does not believe at this time that a loss is probable in this matter, nor can a range of possible losses be determined. Accordingly, no liability has been recorded for this litigation matter in the accompanying consolidated financial statements. The Corporation’s estimate may change from time to time, and actual losses could vary.

Other Matters

In the normal course of business, the Corporation is subject to pending and threatened litigation in which claims for monetary damages are asserted. In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of these legal proceedings.

18. REGULATORY MATTERS

The Corporation and C&N Bank are subject to regulatory capital requirements administered by federal banking agencies. At December 31, 2024, management believed the Corporation met the conditions of the Federal Reserve’s small bank holding company policy statement and was therefore excluded from consolidated capital requirements; however, C&N Bank was subject to regulatory capital requirements administered by the federal banking agencies. At December 31, 2025, the Corporation exceeded $3.0 billion in assets and, as a result, no longer qualifies as a small bank holding company under the Federal Reserve’s policy statement.

Details concerning capital ratios at December 31, 2025 and 2024 are presented below. Management believes, as of December 31, 2025, that the Corporation and C&N Bank met all regulatory capital adequacy requirements and maintained a capital conservation buffer (described in more detail below) that allowed the Corporation and Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The net unrealized loss on available-for-sale debt securities is not included in computing regulatory capital. Further, as reflected in the table below, the Corporation’s and C&N Bank’s capital ratios at December 31, 2025 and 2024 exceeded the Corporation’s Board policy threshold levels.

							Minimum To Be Well
			Minimum		Minimum To Maintain		Capitalized Under		Minimum To Meet
			Capital		Capital Conservation		Prompt Corrective		the Corporation's
	Actual		Requirement		Buffer at Reporting Date		Action Provisions		Policy Thresholds
(Dollars In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025:
Total capital to risk-weighted assets:
Consolidated	$346,139	14.45%	191,582	³8%	251,452	³10.5%	239,478	³10%	$263,425	³11%
C&N Bank	330,427	13.82%	191,318	³8%	251,105	³10.5%	239,148	³10%	263,062	³11%
Tier 1 capital to risk-weighted assets:
Consolidated	291,746	12.18%	143,687	³6%	203,556	³8.5%	191,582	³8%	215,530	³9%
C&N Bank	300,983	12.59%	143,489	³6%	203,275	³8.5%	191,318	³8%	215,233	³9%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	291,746	12.18%	107,765	³4.5%	167,634	³7.0%	155,661	³6.5%	179,608	³7.5%
C&N Bank	300,983	12.59%	107,616	³4.5%	167,403	³7.0%	155,446	³6.5%	179,361	³7.5%
Tier 1 capital to average assets:
Consolidated	291,746	9.32%	125,149	³4%	N/A	N/A	156,437	³5%	250,299	³8%
C&N Bank	300,983	9.66%	124,597	³4%	N/A	N/A	155,747	³5%	249,195	³8%

December 31, 2024:
Total capital to risk-weighted assets:
Consolidated	$302,783	15.95%	N/A	N/A	N/A	N/A	N/A	N/A	$208,779	³11%
C&N Bank	287,721	15.19%	151,567	³8%	198,832	³10.5%	189,459	³10%	208,405	³11%
Tier 1 capital to risk-weighted assets:
Consolidated	257,462	13.56%	N/A	N/A	N/A	N/A	N/A	N/A	170,819	³9%
C&N Bank	267,231	14.10%	113,675	³6%	161,040	³8.5%	151,567	³8%	170,513	³9%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	257,462	13.56%	N/A	N/A	N/A	N/A	N/A	N/A	142,349	³7.5%
C&N Bank	267,231	14.10%	85,256	³4.5%	132,621	³7.0%	123,148	³6.5%	142,094	³7.5%
Tier 1 capital to average assets:
Consolidated	257,462	9.80%	N/A	N/A	N/A	N/A	N/A	N/A	210,160	³8%
C&N Bank	267,231	10.23%	104,514	³4%	N/A	N/A	130,642	³5%	209,027	³8%

Federal regulatory authorities impose a capital rule providing that, to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At December 31, 2025, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

At December 31, 2025, the Corporation’s Capital Conservation Buffer was 6.18% and C&N Bank’s Capital Conservation Buffer was 5.82%.

Banking regulators limit the amount of dividends that may be paid by C&N Bank to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $117,572,000 at December 31, 2025, subject to the minimum capital ratio requirements noted above.

Restrictions imposed by federal law prohibit the Corporation from borrowing from C&N Bank unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of C&N Bank’s tangible stockholder’s equity (excluding accumulated other comprehensive loss) or $29,496,000 at December 31, 2025.

19. PARENT COMPANY ONLY

The following is condensed financial information for Citizens & Northern Corporation:

CONDENSED BALANCE SHEET	Dec. 31,	Dec. 31,
(In Thousands)	2025	2024
ASSETS
Cash	$18,079	$16,013
Investment in subsidiaries:
Citizens & Northern Bank	351,132	285,465
Citizens & Northern Investment Corporation	8,305	9,768
Bucktail Life Insurance Company	3,941	3,804
Other assets	473	136
TOTAL ASSETS	$381,930	$315,186

LIABILITIES AND STOCKHOLDERS' EQUITY
Senior notes, net	$14,970	$14,899
Subordinated debt, net	24,949	24,831
Other liabilities	297	172
Stockholders' equity	341,714	275,284
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$381,930	$315,186

CONDENSED INCOME STATEMENT AND COMPREHENSIVE INCOME
(In Thousands)	2025	2024	2023
Dividends from Citizens & Northern Bank	$18,723	$17,341	$19,405
Dividends from Citizens & Northern Investment Corporation	1,900	1,500	1,800
Expenses	(1,758)	(1,644)	(2,003)
Income before equity in undistributed income of subsidiaries	18,865	17,197	19,202
Equity in undistributed income of subsidiaries	4,562	8,761	4,946
NET INCOME	$23,427	$25,958	$24,148
COMPREHENSIVE INCOME	$37,393	$27,634	$35,589

CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,427	$25,958	$24,148
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	189	182	176
Equity in undistributed income of subsidiaries	(4,562)	(8,761)	(4,946)
(Increase) decrease in other assets	(260)	64	(167)
Increase (decrease) in other liabilities	35	(93)	97
Net Cash Provided by Operating Activities	18,829	17,350	19,308

CASH FLOWS FROM INVESTING ACTIVITIES,
Net cash used in business combination	(252)	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(218)	(629)	(6,784)
Dividends paid	(16,293)	(15,530)	(15,569)
Net Cash Used in Financing Activities	(16,511)	(16,159)	(22,353)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,066	1,191	(3,045)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	16,013	14,822	17,867
CASH AND CASH EQUIVALENTS, END OF YEAR	$18,079	$16,013	$14,822

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
Interest paid	$1,312	$1,305	$1,234

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

The aggregate notional amount of interest rate swaps was $136,776,000 at December 31, 2025 and $141,940,000 at December 31, 2024. The Corporation originated one interest rate swap in the year ended December 31, 2025. The notional amount of the swap was $1,786,000 at December 31, 2025. Fee income on the interest swap originated in the year ended December 31, 2025 of $24,000 was included in other noninterest income in the consolidated statements of income. There were no interest rate swaps originated in 2024 and 2023. There were no gross amounts of interest rate swap-related assets and liabilities not offset in the consolidated balance sheets at December 31, 2025 and 2024.

The Corporation has entered into RPAs with other institutions as a means to assume a portion of the credit risk associated with loan structures which include  derivative instruments, in exchange for fee income commensurate with the risk assumed.  This type of derivative is referred to as an “RPA In.” In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Corporation has provided a loan structured with a derivative, the Corporation purchased an RPA from an institution participating in the facility in exchange for a fee commensurate with the risk shared. This type of derivative is referred to as an “RPA Out.”  The net impact on the consolidated statements of income from RPAs was an increase in other noninterest income of $11,000 in 2025, an increase in other noninterest income of $2,000 in 2024 and an increase in other noninterest income of $18,000 in 2023.

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the consolidated balance sheets at December 31, 2025 and 2024:

(In Thousands)	At December 31, 2025				At December 31, 2024
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
	Amount	Value (1)	Amount	Value (2)	Amount	Value (1)	Amount	Value (2)
Interest rate swap agreements	$68,388	$1,318	$68,388	$1,318	$70,970	$2,385	$70,970	$2,385
RPA Out	6,823	2	0	0	6,957	2	0	0
RPA In	0	0	13,660	5	0	0	9,916	2

(1)	Included in other assets in the consolidated balance sheets.
(2)	Included in accrued interest and other liabilities in the consolidated balance sheets.

The Corporation’s agreements with its derivative counterparties provide that if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. Further, if the Corporation were to fail to maintain its status as a well or adequately capitalized institution, then the counterparties could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements. There was interest-bearing cash pledged as collateral against the Corporation’s liability related to the interest rate swaps of $1,400,000 at December 31, 2025 and $1,090,000 at December 31, 2024.

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

At December 31, 2025 and 2024, assets measured at fair value and the valuation methods used are as follows:

	December 31, 2025
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs	Total
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$7,482	$0	$0	$7,482
Obligations of U.S. Government agencies	0	10,749	0	10,749
Bank holding company debt securities	0	34,076	0	34,076
Obligations of states and political subdivisions:
Tax-exempt	0	98,359	0	98,359
Taxable	0	44,152	0	44,152
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	143,921	0	143,921
Residential collateralized mortgage obligations	0	63,707	0	63,707
Commercial mortgage-backed securities	0	92,631	0	92,631
Private label commercial mortgage-backed securities	0	3,489	0	3,489
Asset-backed securities,
Collateralized loan obligations	0	8,009	0	8,009
Total available-for-sale debt securities	7,482	499,093	0	506,575
Marketable equity security	890	0	0	890
Servicing rights	0	0	3,893	3,893
RPA Out	0	2	0	2
Interest rate swap agreements, assets	0	1,318	0	1,318
Total recurring fair value measurements, assets	$8,372	$500,413	$3,893	$512,678

Recurring fair value measurements, liabilities:
RPA In	$0	$5	$0	$5
Interest rate swap agreements, liabilities	0	1,318	0	1,318
Total recurring fair value measurements, liabilities	$0	$1,323	$0	$1,323

Nonrecurring fair value measurements, assets:
Loans individually evaluated for credit loss, net	$0	$0	$2,629	$2,629
Foreclosed assets held for sale	0	0	189	189
Total nonrecurring fair value measurements, assets	$0	$0	$2,818	$2,818

	December 31, 2024
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs	Total
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$7,118	$0	$0	$7,118
Obligations of U.S. Government agencies	0	9,025	0	9,025
Bank holding company debt securities	0	25,246	0	25,246
Obligations of states and political subdivisions:
Tax-exempt	0	101,302	0	101,302
Taxable	0	42,506	0	42,506
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	94,414	0	94,414
Residential collateralized mortgage obligations	0	49,894	0	49,894
Commercial mortgage-backed securities	0	64,501	0	64,501
Private label commercial mortgage-backed securities	0	8,374	0	8,374
Total available-for-sale debt securities	7,118	395,262	0	402,380
Marketable equity security	863	0	0	863
Servicing rights	0	0	2,782	2,782
RPA Out	0	2	0	2
Interest rate swap agreements, assets	0	2,385	0	2,385
Total recurring fair value measurements, assets	$7,981	$397,649	$2,782	$408,412

Recurring fair value measurements, liabilities,
RPA In	$0	$2	$0	$2
Interest rate swap agreements, liabilities	0	2,385	0	2,385
Total recurring fair value measurements, liabilities	$0	$2,387	$0	$2,387

Nonrecurring fair value measurements, assets:
Loans individually evaluated for credit loss, net	$0	$0	$136	$136
Foreclosed assets held for sale	0	0	181	181
Total nonrecurring fair value measurements, assets	$0	$0	$317	$317

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

The following table shows quantitative information regarding significant techniques and inputs used at December 31, 2025 and 2024 for servicing rights assets measured using unobservable inputs (Level 3 methodologies) on a recurring basis:

	Fair Value at
	12/31/2025	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2025
Servicing rights	$3,893	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	124.00%	Weighted-average PSA

	Fair Value at
	12/31/2024	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2024
Servicing rights	$2,782	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	116.00%	Weighted-average PSA

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets (servicing rights) measured at fair value on a recurring basis:

(In Thousands)	Years Ended December 31,
	2025	2024	2023
Servicing rights balance, beginning of period	$2,782	$2,659	$2,653
Acquired servicing rights	963	0	0
Originations of servicing rights	406	287	206
Unrealized loss included in earnings	(258)	(164)	(200)
Servicing rights balance, end of period	$3,893	$2,782	$2,659

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

At December 31, 2025 and 2024, quantitative information regarding significant techniques and inputs used for nonrecurring fair value measurements using unobservable inputs (Level 3 methodologies) are as follows:

(Dollars In Thousands)						Range (Weighted
		Valuation				Average)
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2025	12/31/2025	12/31/2025	Technique	Inputs	12/31/2025

Loans individually evaluated for credit loss:
Commercial real estate - nonowner occupied	$1,423	$140	$1,283	Sales comparison	Discount to appraised value	18%-77% (66)%
Commercial real estate - owner occupied	485	266	219	Sales comparison	Discount to appraised value	34% (34)%
All other commercial Loans	3,493	2,366	1,127	Sales comparison	Discount to appraised value	0%-100% (82)%
Total loans individually evaluated for credit loss	$5,401	$2,772	$2,629
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$33	$0	$33	Sales comparison	Discount to appraised value	62%-84% (72)%
Commercial real estate	156	0	156	Sales comparison	Discount to appraised value	18%-77% (34)%
Total foreclosed assets held for sale	$189	$0	$189

(Dollars In Thousands)						Range (Weighted
		Valuation				Average)
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2024	12/31/2024	12/31/2024	Technique	Inputs	12/31/2024

Loans individually evaluated for credit loss:
Commercial real estate - owner occupied	$258	$122	$136	Sales comparison & SBA guaranty	Discount to appraised value	95% (95)%
Total loans individually evaluated for credit loss	$258	$122	$136
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$25	$0	$25	Sales comparison	Discount to appraised value	62% (62)%
Commercial real estate	156	0	156	Sales comparison	Discount to appraised value	18%-77% (34)%
Total foreclosed assets held for sale	$181	$0	$181

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	December 31, 2025		December 31, 2024
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$44,706	$44,706	$123,574	$123,574
Certificates of deposit	Level 2	1,350	1,331	2,600	2,513
Restricted equity securities (included in other assets)	N/A	26,623	26,623	21,567	N/A
Loans, net	Level 3	2,323,317	2,261,934	1,875,813	1,789,044
Accrued interest receivable	Level 2	11,594	11,594	8,735	8,735

Financial liabilities:
Deposits with no stated maturity	Level 2	1,958,011	1,958,011	1,609,552	1,609,552
Time deposits	Level 2	606,705	603,494	484,357	484,900
Short-term borrowings	Level 2	28,618	28,618	2,488	2,488
Long-term borrowings - FHLB advances	Level 2	120,935	122,211	165,451	165,616
Senior notes, net	Level 2	14,970	14,751	14,899	13,579
Subordinated debt, net	Level 2	24,949	23,361	24,831	21,051
Accrued interest payable	Level 2	1,744	1,744	1,771	1,771

22. SEGMENT REPORTING

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

Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using consolidated net income.

	Year Months Ended
(In Thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Interest income	$139,217	$128,078	$113,504
Interest expense	47,364	48,963	33,104
Net interest income	91,853	79,115	80,400
Provision for credit losses	6,073	2,195	186
Net interest income after provision for credit losses	85,780	76,920	80,214
Other income:
Other noninterest income	30,814	29,209	27,453
Realized gains (losses) on available-for-sale debt securities, net	38	0	(3,036)
Total other income	30,852	29,209	24,417
Other noninterest expense:
Salaries and employee benefits	47,386	44,930	44,195
Merger-related expenses	7,940	0	0
Other segment expenses (1)	32,663	29,328	29,953
Total noninterest expense	87,989	74,258	74,148
Income before income tax provision	28,643	31,871	30,483
Income tax provision	5,216	5,913	6,335
NET INCOME	$23,427	$25,958	$24,148
(1)	Other segment expenses included expenses for professional fees, data processing and telecommunication, net occupancy and equipment, automated teller machine and interchange, Pennsylvania shares tax and other noninterest expenses.

The Corporation’s segment assets represent the total assets as presented on the Consolidated Balance Sheets at December 31, 2025 and 2024.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of Citizens & Northern Corporation

Wellsboro, Pennsylvania

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Citizens & Northern Corporation (the "Corporation") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

As permitted, the Corporation has excluded the operations of Susquehanna Community Financial, Inc. acquired during 2025, which is described in Note 3 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Loans – Qualitative Factors

The allowance for credit losses (the “ACL”) as described in Notes 1 and 8 is an accounting estimate of expected credit losses over the estimated life of loans.  The Corporation’s loan portfolio, measured at amortized cost, is presented at the net amount expected to be collected.  Estimates of expected credit losses for loans are based on historical experience, current conditions and reasonable and supportable forecasts over the life of the loans.

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

The primary procedures performed to address this critical audit matter included:

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

Business Combination – Fair Value of Acquired Loans

As more fully described in Notes 1 and 3, the Corporation completed the acquisition of Susquehanna Community Financial, Inc. for stock and cash consideration totaling approximately $44,643,000 on October 1, 2025. Accounting for an acquisition requires management to record the assets acquired and liabilities assumed at fair value. The estimation of fair values related to acquired loans required management to make significant judgments and assumptions.  Significant assumptions included loss rates, recovery lag, prepayment speeds, and discount rates. The acquired loans were initially recorded at $386,514,000.

We identified auditing the fair value of acquired loans as a critical audit matter because it involved especially subjective auditor judgment and audit effort to evaluate the significant judgments made by management, including the need for professionals with specialized skill and knowledge.

The primary procedures performed to address this critical audit matter included:

o	Testing the effectiveness of management’s controls addressing the evaluation of the appropriateness of methods and assumptions applied in the estimate of fair value over the acquired loans.
o	Testing the effectiveness of management’s controls addressing the evaluation of the relevance and reliability of data used in the valuation of acquired loans.
o	Substantive testing of the estimate of the fair value of acquired loans, including developing independent expectations and applying those independently-developed significant assumptions in the calculation with the assistance of professionals with specialized skill and knowledge.
o	Substantive testing to evaluate the relevance and reliability of data used in the valuation of acquired loans

/s/Crowe LLP

We have served as the Corporation’s auditor since 2024.

Columbus, Ohio

March 6, 2026

Report of Independent Registered Public Accounting Firm

To Stockholders and Board of Directors of
Citizens & Northern Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of Citizens & Northern Corporation and subsidiaries (the “Corporation”) for the year ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the Corporation's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We served as the Corporation’s auditor from 1979 to 2024.

Pittsburgh, Pennsylvania
March 11, 2024,

Except for Note 22, as to which the date is March 6, 2025

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Corporation’s management, under the supervision of and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the design and effectiveness of the Corporation’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. This evaluation did not include an assessment of those disclosure controls and procedures that are involved in, and did not include an assessment of, internal control over financial reporting as it relates to Susquehanna Community Financial, Inc. (“Susquehanna”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective to ensure that all material information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Except as described in the following paragraph, there were no significant changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.

The Susquehanna acquisition was completed October 1, 2025, and during the last three months of 2025 the Corporation has been engaged in integrating processes and internal control over financial reporting for the former Susquehanna locations into those of the Corporation. Through December 7, 2025, information related to former Susquehanna loans, deposits and other customer data was processed using Susquehanna’s legacy computer system. Effective December 8, 2025, the integration of Susquehanna’s core customer data system into the Corporation’s system was completed. Though completion of the Susquehanna core system conversion was a significant milestone, at December 31, 2025, the Corporation’s management had not yet completed changes to processes, information technology systems and other components of internal control over financial reporting as part of integration activities.

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

The Corporation acquired Susquehanna effective October 1, 2025. Management excluded from its assessment of the Corporation’s internal control over financial reporting, as of December 31, 2025, Susquehanna’s internal control over financial reporting associated with assets of approximately 13% of the Corporation’s consolidated total assets, and interest income and noninterest income of approximately 4% of the Corporation’s consolidated total interest income and noninterest income, as of and for the year ended December 31, 2025.

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2025, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, we concluded that, as of December 31, 2025, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013).

Crowe LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2025.

March 6, 2026	By:	/s/ J. Bradley Scovill
Date		President and Chief Executive Officer

March 6, 2026	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter 2025 that was not disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is incorporated herein by reference to disclosure under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Information Concerning Security Ownership” and “Meetings and Committees of the Board of Directors” of the Corporation’s proxy statement dated March 13, 2026 for the annual meeting of stockholders to be held on April 23, 2026.

The Corporation’s Board of Directors has adopted a Code of Ethics, available on the Corporation’s web site at www.cnbankpa.com for the Corporation’s employees, officers and directors. (The provisions of the Code of Ethics are also included in the Corporation’s employee handbook.)

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to disclosure under the captions “Compensation Discussion and Analysis” and “Executive Compensation Tables” of the Corporation’s proxy statement dated March 13, 2026 for the annual meeting of stockholders to be held on April 23, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the caption “Beneficial Ownership of Executive Officers and Directors” of the Corporation’s proxy statement dated March 13, 2026 for the annual meeting of stockholders to be held on April 23, 2026.

“Equity Compensation Plan Information” as required by Item 201(d) of Regulation S-K is incorporated by reference herein from Item 5 (Market for Registrant’s Common Equity and Related Stockholder Matters) of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning loans and deposit balances with Directors and Executive Officers is provided in Note 15 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Additional information, including information concerning director independence, is incorporated herein by reference to disclosure appearing under the captions “Director Independence” and “Related Person Transactions and Policies” of the Corporation’s proxy statement dated March 13, 2026 for the annual meeting of stockholders to be held on April 23, 2026.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning services provided by the Corporation’s independent auditor Crowe LLP, the audit committee’s pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the caption “Fees of Independent Public Accountants” of the Corporation’s proxy statement dated March 13, 2026 for the annual meeting of stockholders to be held on April 23, 2026.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1). The following consolidated financial statements are set forth in Part II, Item 8:

(a)	(2) Financial statement schedules are not applicable or included in the financial statements or related notes.

2. Plan of acquisition, reorganization, arrangement, liquidation or succession:

2.1 Agreement and Plan of Merger dated April 23, 2025, between the Corporation and Susquehanna Community Financial, Inc.	Incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed April 23, 2025

3.1 Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 10-Q filed May 6, 2022

3.2 By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed February 18, 2022

4. Instruments defining the rights of securities holders, including Indentures:

4.1 Indenture, dated May 19, 2021 between Citizens & Northern Corporation and UMB Bank, National Association, as trustee	Incorporated by reference to Exhibit 4.1 of the Corporation’s Form 8-K filed May 19, 2021

4.2 Form of Subordinated Note	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 of the Corporation’s Form 8-K filed May 19, 2021

4.3 Form of Senior Note	Incorporated by reference to Exhibit 4.3 of the Corporation’s Form 8-K filed May 19, 2021

4.4 Description of registrant’s securities	Incorporated by reference to Exhibit 4.(vi) of the Corporation’s Form 10-K filed February 20, 2020

10. Material contracts:

10.1 Form of Time-Based Restricted Stock agreement dated January 30, 2026 between the Corporation and Executive Officers pursuant to the Citizens & Northern Corporation 2023 Equity Incentive Plan	Filed herewith

10.2 Form of Performance-Based Restricted Stock Agreement dated January 30, 2026 between the Corporation and Executive Officers pursuant to the Citizens & Northern Corporation 2023 Equity Incentive Plan

Filed herewith

10.3 Restricted Stock Agreement dated November 21, 2025 between the Corporation and Christian C. Trate	Filed herewith

10.4 Restricted Stock Agreement dated July 30, 2024 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with the Corporation’s Form 8-K on July 31, 2024

10.5 2026 Annual Performance Incentive Award Plan	Filed herewith

10.6 2026 Annual Performance Incentive Award Plan - Mortgage Lenders	Filed herewith

10.7 First Amendment to Deferred Compensation Agreement dated June 17, 2021	Incorporated by reference to Exhibit 10.9 filed with Corporation’s Form 10-K on February 22, 2022

10.8 Deferred Compensation Agreement dated December 17, 2015	Incorporated by reference to Exhibit 10.8 filed with Corporation’s Form 10-K on February 15, 2018

10.9 Employment Agreement dated April 23, 2025 between the Corporation and David S. Runk	Filed herewith

10.10 Separation Agreement dated April 23, 2025 between the Corporation and David S. Runk	Filed herewith

10.11 Amended and Restated Employment Agreement dated May 22, 2024 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on May 28, 2024

10.12 Employment agreement dated September 19, 2013 between the Corporation and Mark A. Hughes	Incorporated by reference to Exhibit 10.2 filed with Corporation’s Form 8-K on September 19, 2013

10.13 Employment agreement dated September 19, 2013 between the Corporation and Harold F. Hoose, III	Incorporated by reference to Exhibit 10.3 filed with Corporation’s Form 8-K on September 19, 2013

10.14 Employment agreement dated December 18, 2019 between the Corporation and Blair T. Rush	Incorporated by reference to Exhibit 10.15 filed with Corporation’s Form 10-K on March 5, 2021

10.15 Employment agreement dated April 6, 2021 between the Corporation and Alexander Balagour	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on August 6, 2021

10.16 Employment agreement dated February 1, 2023 between the Corporation and Kelley A. Cwiklinski	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on May 5, 2023

10.17 Form of Indemnification Agreement dated September 20, 2018 between the Corporation and J. Bradley Scovill	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on November 1, 2018

10.18 Form of Indemnification Agreement dated January 9, 2018 between the Corporation and Tracy E. Watkins	Incorporated by reference to Exhibit 10.6 filed with Corporation’s Form 10-K on February 15, 2018

10.19 Form of Indemnification Agreement dated February 11, 2015 between the Corporation and Stan R. Dunsmore	Incorporated by reference to Exhibit 10.9 filed with Corporation’s Form 10-K on February 26, 2015

10.20 Form of Indemnification Agreement dated January 19, 2011 between the Corporation and John M. Reber	Incorporated by reference to Exhibit 10.8 filed with Corporation’s Form 10-K on March 1, 2011

10.21 Form of Indemnification Agreements dated May 2004 between the Corporation and the Directors and certain officers	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-K on March 14, 2005

10.22 Form of Indemnification Agreement dated February 16, 2021 between the Corporation and Blair T. Rush	Incorporated by reference to Exhibit 10.23 filed with Corporation’s Form 10-K on March 5, 2021

10.23 Change in Control Agreement dated January 9, 2018 between the Corporation and Tracy E. Watkins	Incorporated by reference to Exhibit 10.7 filed with Corporation’s Form 10-K on February 15, 2018

10.24 Change in Control Agreement dated March 17, 2015 between the Corporation and Stan R. Dunsmore	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 10-Q on May 8, 2015

10.25 Change in Control Agreement dated January 20, 2005 between the Corporation and John M. Reber	Incorporated by reference to Exhibit 10.18 filed with Corporation’s Form 10-K on February 18, 2016

10.26 Change in Control Agreement dated December 31, 2003 between the Corporation and Thomas L. Rudy, Jr.	Incorporated by reference to Exhibit 10.2 filed with the Corporation’s Form 10-K on March 14, 2005

10.27 Fifth Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 filed with Form 8-K on December 21, 2018

10.28 Fourth Amendment to Citizens & Northern Corporation Stock Incentive Plan and Annual Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with Corporation’s Form 8-K on September 19, 2013

10.29 Third Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation’s proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.30 Second Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 filed with the Corporation’s Form 10-K on March 10, 2004

10.31 First Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with the Corporation’s Form 10-K on March 10, 2004

10.32 Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 filed with the Corporation’s Form 10-K on March 10, 2004

10.33 Second Amendment to Citizens & Northern Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 filed with Form 8-K on December 21, 2018

10.34 First Amendment to Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit B to the Corporation’s proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.35 Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation’s proxy statement dated March 19, 2001 for the annual meeting of stockholders held on April 17, 2001.

10.36 Citizens & Northern Corporation 2023 Equity Incentive Plan	Incorporated by reference to Exhibit A to the Corporation’s proxy statement dated March 10, 2023 for the annual meeting of stockholders held on April 20, 2023

10.37 Citizens & Northern Corporation Supplemental Executive Retirement Plan (as amended and restated)	Incorporated by reference to Exhibit 10.21 filed with the Corporation’s Form 10-K on March 6, 2009

10.38 Form of Indemnification Agreements dated May 24, 2018 between the Corporation and Directors Bobbi J. Kilmer, Terry L. Lehman, Frank G. Pellegrino and Aaron K. Singer	Incorporated by reference to Exhibit 10.1 filed with the Corporation’s Form 10-Q filed August 6, 2018

10.39 Form of Indemnification Agreement dated July 16, 2020 between the Corporation and Stephen M. Dorwart	Incorporated by reference to Exhibit 10.4 filed with the Corporation's Form 10-Q on August 6, 2020

10.40 Form of Indemnification Agreement dated July 16, 2020 between the Corporation and Robert G. Loughery	Incorporated by reference to Exhibit 10.5 filed with the Corporation's Form 10-Q on August 6, 2020

10.41 Form of Indemnification Agreement dated April 27, 2021 between the Corporation and Helen S. Santiago	Incorporated by reference to Exhibit 10.2 filed with the Corporation’s Form 10-Q on August 6, 2021

10.42 Form of Indemnification Agreement dated July 12, 2021 between the Corporation and Kate Shattuck	Incorporated by reference to Exhibit 10.1 filed with the Corporation’s Form 10-Q on November 8, 2021

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

Date: March 6, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	J. Bradley Scovill (Director and Chief Executive Officer,	/s/	Terry L. Lehman, Director
	Principal Executive Officer)		Terry L. Lehman
	J. Bradley Scovill		Date: March 6, 2026
Date: March 6, 2026

/s/	Mark A. Hughes (Executive Vice President, Treasurer and	/s/	Frank G. Pellegrino, Director
	Chief Financial Officer, Principal Accounting Officer and		Frank G. Pellegrino
	Principal Financial Officer)		Date: March 6, 2026
Mark A. Hughes
Date: March 6, 2026

/s/	Stephen M. Dorwart, Director	/s/	Helen S. Santiago, Director
	Stephen M. Dorwart		Helen S. Santiago
	Date: March 6, 2026		Date: March 6, 2026

/s/	Robert G. Loughery, Director	/s/	Kate Shattuck, Director
	Robert G. Loughery		Kate Shattuck
	Date: March 6, 2026		Date: March 6, 2026

/s/	Bobbi J. Kilmer, Director	/s/	Aaron K. Singer, Director
	Bobbi J. Kilmer		Aaron K. Singer
	Date: March 6, 2026		Date: March 6, 2026

/s/	Leo F. Lambert, Director	/s/	Christian C. Trate, Director
	Leo F. Lambert		Christian C. Trate
	Date: March 6, 2026		Date: March 6, 2026