Form 10-Q
period 2026-03-31
CITIZENS & NORTHERN CORP
filed 2026-05-08
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	17,916,586 Shares Outstanding on May 4, 2026

X

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data) (Unaudited)

	March 31,	December 31,
(In Thousands, Except Share and Per Share Data)	2026	2025
ASSETS
Cash and due from banks:
Noninterest-bearing	$30,736	$22,289
Interest-bearing	24,062	23,767
Total cash and due from banks	54,798	46,056
Available-for-sale debt securities, at fair value	497,367	506,575

Loans receivable	2,384,850	2,354,365
Allowance for credit losses	(33,832)	(31,048)
Loans, net	2,351,018	2,323,317

Bank-owned life insurance	61,609	61,094
Accrued interest receivable	11,901	11,594
Bank premises and equipment, net	27,256	27,755
Foreclosed assets held for sale	181	189
Deferred tax asset, net	18,827	17,615
Goodwill	63,311	63,311
Core deposit intangibles, net	10,758	11,573
Other assets	67,314	63,390
TOTAL ASSETS	$3,164,340	$3,132,469

LIABILITIES
Deposits:
Noninterest-bearing	$568,478	$531,442
Interest-bearing	2,031,575	2,033,274
Total deposits	2,600,053	2,564,716
Short-term borrowings	13,590	28,618
Long-term borrowings - FHLB advances	139,489	120,935
Senior notes, net	14,988	14,970
Subordinated debt, net	24,979	24,949
Accrued interest and other liabilities	35,677	36,567
TOTAL LIABILITIES	2,828,776	2,790,755

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 30,000,000 shares;
issued 18,303,120 and outstanding 17,909,958 at March 31, 2026;
issued 18,303,120 and outstanding 17,823,444 at December 31, 2025	18,303	18,303
Paid-in capital	184,325	185,696
Retained earnings	166,476	171,214
Treasury stock, at cost; 393,162 shares at March 31, 2026 and 479,676
shares at December 31, 2025	(8,778)	(10,704)
Accumulated other comprehensive loss	(24,762)	(22,795)
TOTAL STOCKHOLDERS' EQUITY	335,564	341,714
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,164,340	$3,132,469

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income

(In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended
	March 31,	March 31,
(In Thousands, Except Per Share Data)	2026	2025
INTEREST INCOME
Interest and fees on loans:
Taxable	$35,641	$27,503
Tax-exempt	619	592
Income from available-for-sale debt securities:
Taxable	3,518	2,302
Tax-exempt	562	573
Other interest and dividend income	248	739
Total interest and dividend income	40,588	31,709
INTEREST EXPENSE
Interest on deposits	10,058	9,592
Interest on short-term borrowings	276	0
Interest on long-term borrowings - FHLB advances	1,446	1,789
Interest on senior notes, net	121	121
Interest on subordinated debt, net	233	232
Total interest expense	12,134	11,734
Net interest income	28,454	19,975
Provision for credit losses	13,602	236
Net interest income after provision for credit losses	14,852	19,739
NONINTEREST INCOME
Trust revenue	2,085	2,102
Brokerage and insurance revenue	588	498
Service charges on deposit accounts	1,650	1,440
Interchange revenue from debit card transactions	1,267	1,036
Net gains from sale of loans	370	205
Loan servicing fees, net	108	138
Increase in cash surrender value of life insurance	515	457
Other noninterest income	1,586	1,132
Realized gains on available-for-sale debt securities, net	26	0
Total noninterest income	8,195	7,008
NONINTEREST EXPENSE
Salaries and employee benefits	13,201	11,759
Net occupancy and equipment expense	1,891	1,459
Data processing and telecommunications expense	2,449	2,071
Automated teller machine and interchange expense	583	387
Pennsylvania shares tax	585	496
Professional fees	639	517
Other noninterest expense	3,364	2,354
Total noninterest expense	22,712	19,043
Income before income tax provision	335	7,704
Income tax provision	62	1,411
NET INCOME	$273	$6,293
EARNINGS PER COMMON SHARE - BASIC AND DILUTED	$0.02	$0.41

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive (Loss) Income

(In Thousands) (Unaudited)

	Three Months Ended
	March 31,	March 31,
(In Thousands)	2026	2025
Net income	$273	$6,293

Available-for-sale debt securities:
Unrealized holding (losses) gains on available-for-sale debt securities	(2,464)	5,169
Reclassification adjustment for gains realized in income	(26)	0
Other comprehensive (loss) income on available-for-sale debt securities	(2,490)	5,169

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	(9)	69
Amortization of prior service cost and net actuarial gain included in net periodic benefit cost	(22)	(22)
Other comprehensive (loss) income on pension and postretirement obligations	(31)	47

Other comprehensive (loss) income before income tax	(2,521)	5,216
Income tax related to other comprehensive loss (income)	554	(1,145)

Other comprehensive (loss) income, net	(1,967)	4,071

Comprehensive (loss) income	$(1,694)	$10,364

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	Three Months Ended
	March 31,	March 31,
(In Thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$273	$6,293
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	13,602	236
Realized gains on available-for-sale debt securities, net	(26)	0
Net amortization of securities	331	360
Increase in cash surrender value of life insurance	(515)	(457)
Depreciation and amortization of bank premises and equipment	687	553
Net amortization (accretion) of acquisition accounting adjustments	50	(24)
Stock-based compensation	313	325
Deferred income taxes	(658)	759
Decrease in fair value of servicing rights	172	69
Net gains from sale of loans	(370)	(205)
Origination of loans held for sale	(14,962)	(5,499)
Proceeds from sales of loans held for sale	13,170	6,665
Increase in accrued interest receivable and other assets	(1,073)	(2,871)
Decrease in accrued interest payable and other liabilities	(2,363)	(4,648)
Other	23	27
Net Cash Provided by Operating Activities	8,654	1,583
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from calls and maturities of available-for-sale debt securities	15,943	7,306
Purchase of available-for-sale debt securities	(7,877)	(8,580)
Redemption of Federal Home Loan Bank of Pittsburgh stock	3,854	344
Purchase of Federal Home Loan Bank of Pittsburgh stock	(5,187)	(160)
Purchase of Federal Reserve Bank stock	(48)	(12)
Net increase in loans	(40,565)	(2,563)
Purchase of premises and equipment	(188)	(542)
Other	32	41
Net Cash Used in Investing Activities	(34,036)	(4,166)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	35,374	8,232
Net decrease in short-term borrowings	(15,028)	(1,917)
Proceeds from long-term borrowings - FHLB advances	27,054	0
Repayments of long-term borrowings - FHLB advances	(8,500)	(11,028)
Purchases of treasury stock	(180)	(208)
Common dividends paid	(4,596)	(3,932)
Net Cash Provided by (Used in) Financing Activities	34,124	(8,853)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,742	(11,436)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,706	123,574
CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,448	$112,138
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Increase in accrued purchase of available-for-sale debt securities	$1,653	$0
Assets acquired through foreclosure of real estate loans	$0	$18
Leased assets obtained in exchange for new operating lease liabilities	$0	$1,126
Interest paid	$12,076	$11,282
Income taxes paid	$51	$4,262

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands, Except Share and Per Share Data) (Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Three Months Ended March 31, 2026	Shares	Shares	Stock	Capital	Earnings	Loss	Stock	Total
Balance, December 31, 2025	18,303,120	479,676	$18,303	$185,696	$171,214	$(22,795)	$(10,704)	$341,714
Net income					273			273
Other comprehensive loss, net						(1,967)		(1,967)
Cash dividends declared on common stock, $.28 per share					(5,011)			(5,011)
Shares issued for dividend reinvestment plan		(17,886)		23			399	422
Restricted stock granted		(78,864)		(1,761)			1,761	0
Forfeiture of restricted stock		2,278		54			(54)	0
Stock-based compensation expense				313				313
Purchase of restricted stock for tax withholding		7,958					(180)	(180)
Balance, March 31, 2026	18,303,120	393,162	$18,303	$184,325	$166,476	$(24,762)	$(8,778)	$335,564

Three Months Ended March 31, 2025
Balance, December 31, 2024	16,030,172	596,678	$16,030	$143,565	$165,778	$(36,761)	$(13,328)	$275,284
Net income					6,293			6,293
Other comprehensive income, net						4,071		4,071
Cash dividends declared on common stock, $.28 per share					(4,330)			(4,330)
Shares issued for dividend reinvestment plan		(18,391)		(15)			411	396
Restricted stock granted		(42,961)		(959)			959	0
Forfeiture of restricted stock		2,265		52			(52)	0
Stock-based compensation expense				325				325
Purchase of restricted stock for tax withholding		9,733					(208)	(208)
Balance, March 31, 2025	16,030,172	547,324	$16,030	$142,968	$167,741	$(32,690)	$(12,218)	$281,831

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

The consolidated financial information included herein, except the consolidated balance sheet dated December 31, 2025, is unaudited. Such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity for the interim periods; however, the information does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for a complete set of financial statements.

Operating results reported for the three-month period ended March 31, 2026 might not be indicative of the results for the year ending December 31, 2026. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

2. BUSINESS COMBINATION

On October 1, 2025, the Corporation completed its acquisition of Susquehanna Community Financial, Inc.  (“Susquehanna”). Susquehanna was the parent company of Susquehanna Community Bank, with seven banking offices located in Lycoming, Northumberland, Snyder and Union Counties in Pennsylvania. The Susquehanna acquisition has contributed significantly to growth in the size of the Corporation’s balance sheet and in net interest income, noninterest income and noninterest expenses.

In connection with the acquisition, the Corporation issued approximately 2.3 million shares of common stock to the former Susquehanna shareholders, resulting in merger consideration valued at $44.6 million and an increase in stockholders’ equity of $44.4 million, net of issuance costs. Intangible assets recorded included goodwill of $10.8 million and a core deposit intangible asset of $10.7 million. Assets acquired included loans valued at $393.6 million, securities valued at $147.6 million, bank-owned life insurance valued at $8.0 million and cash and due from banks of $6.1 million. Liabilities assumed included deposits valued at $501.5 million and short-term borrowings valued at $45.8 million. The assets purchased and liabilities assumed were recorded at their preliminary estimated fair values at the time of closing and may be adjusted for up to one year subsequent to the acquisition. There were no adjustments to the fair value measurements of assets acquired or liabilities assumed in the first quarter of 2026.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

3. PER SHARE DATA

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

(In Thousands, Except Share and Per Share Data)	Three Months Ended
	March 31,	March 31,
	2026	2025

Net income	$273	$6,293
Less: Dividends and undistributed earnings allocated to participating securities	0	(51)
Net income attributable to common shares	$273	$6,242
Weighted-average common shares outstanding	17,732,537	15,338,532
Earnings per common share - Basic and Diluted	$0.02	$0.41
Weighted-average nonvested restricted shares outstanding	146,089	125,303

4. COMPREHENSIVE (LOSS) INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended March 31, 2026
Available-for-sale debt securities:
Unrealized holding loss on available-for-sale debt securities	$(2,464)	$542	$(1,922)
Reclassification adjustment for (gains) realized in income	(26)	6	(20)
Other comprehensive loss from available-for-sale debt securities	(2,490)	548	(1,942)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	(9)	2	(7)
Amortization of prior service cost and net actuarial gains included in net periodic benefit cost	(22)	4	(18)
Other comprehensive loss on unfunded retirement obligations	(31)	6	(25)
Total other comprehensive income	$(2,521)	$554	$(1,967)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended March 31, 2025
Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$5,169	$(1,135)	$4,034
Reclassification adjustment for (gains) realized in income	0	0	0
Other comprehensive income from available-for-sale debt securities	5,169	(1,135)	4,034
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	69	(15)	54
Amortization of prior service cost and net actuarial gain included in net periodic benefit cost	(22)	5	(17)
Other comprehensive income on unfunded retirement obligations	47	(10)	37
Total other comprehensive income	$5,216	$(1,145)	$4,071

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amounts shown in the table immediately above are included in the following line items in the consolidated statements of income:

Affected Line Item in the
Description	Consolidated Statements of Income
Reclassification adjustment for (gains) realized in income (before-tax)	Realized gains on available-for-sale debt securities, net
Amortization of prior service cost and net actuarial gain included in net periodic benefit cost (before-tax)	Other noninterest expense
Income tax effect	Income tax provision

Changes in the components of accumulated other comprehensive (loss) income are as follows and are presented net of tax:

(In Thousands)	Unrealized		Accumulated
	(Losses)	Unfunded	Other
	Gains	Retirement	Comprehensive
	on Securities	Obligations	(Loss) Income
Three Months Ended March 31, 2026
Balance, beginning of period	$(23,154)	$359	$(22,795)
Other comprehensive loss during three months ended March 31, 2026	(1,942)	(25)	(1,967)
Balance, end of period	$(25,096)	$334	$(24,762)

Three Months Ended March 31, 2025
Balance, beginning of period	$(37,084)	$323	$(36,761)
Other comprehensive income during three months ended March 31, 2025	4,034	37	4,071
Balance, end of period	$(33,050)	$360	$(32,690)

5. CASH AND DUE FROM BANKS

Cash and due from banks at March 31, 2026 and December 31, 2025 include the following:

(In Thousands)	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$53,448	$44,706
Certificates of deposit	1,350	1,350
Total cash and due from banks	$54,798	$46,056

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

6. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at March 31, 2026 and December 31, 2025 are summarized as follows.

(In Thousands)	March 31, 2026
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$8,042	$0	$(586)	$7,456
Obligations of U.S. Government agencies	10,936	3	(727)	10,212
Bank holding company debt securities	37,631	11	(1,897)	35,745
Obligations of states and political subdivisions:
Tax-exempt	104,941	243	(8,426)	96,758
Taxable	50,239	0	(6,284)	43,955
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	148,471	396	(6,003)	142,864
Residential collateralized mortgage obligations	62,511	33	(2,450)	60,094
Commercial mortgage-backed securities	98,771	12	(6,487)	92,296
Asset-backed securities,
Collateralized loan obligations	8,000	0	(13)	7,987
Total available-for-sale debt securities	$529,542	$698	$(32,873)	$497,367

(In Thousands)	December 31, 2025
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$8,047	$0	$(565)	$7,482
Obligations of U.S. Government agencies	11,423	3	(677)	10,749
Bank holding company debt securities	36,103	8	(2,035)	34,076
Obligations of states and political subdivisions:
Tax-exempt	105,149	317	(7,107)	98,359
Taxable	50,306	4	(6,158)	44,152
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	148,865	679	(5,623)	143,921
Residential collateralized mortgage obligations	65,782	107	(2,182)	63,707
Commercial mortgage-backed securities	99,095	23	(6,487)	92,631
Private label commercial mortgage-backed securities	3,490	0	(1)	3,489
Asset-backed securities,
Collateralized loan obligations	8,000	9	0	8,009
Total available-for-sale debt securities	$536,260	$1,150	$(30,835)	$506,575

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025 for which an allowance for credit losses has not been recorded:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

March 31, 2026	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$0	$0	$7,456	$(586)	$7,456	$(586)
Obligations of U.S. Government agencies	0	0	8,150	(727)	8,150	(727)
Bank holding company debt securities	7,338	(60)	23,163	(1,837)	30,501	(1,897)
Obligations of states and political subdivisions:
Tax-exempt	7,954	(121)	78,402	(8,305)	86,356	(8,426)
Taxable	2,283	(232)	41,602	(6,052)	43,885	(6,284)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	54,011	(413)	54,799	(5,590)	108,810	(6,003)
Residential collateralized mortgage obligations	30,706	(195)	19,522	(2,255)	50,228	(2,450)
Commercial mortgage-backed securities	27,518	(289)	62,404	(6,198)	89,922	(6,487)
Asset-backed securities,
Collateralized loan obligations	7,987	(13)	0	0	7,987	(13)
Total	$137,797	$(1,323)	$295,498	$(31,550)	$433,295	$(32,873)

December 31, 2025	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$0	$0	$7,482	$(565)	$7,482	$(565)
Obligations of U.S. Government agencies	0	0	8,570	(677)	8,570	(677)
Bank holding company debt securities	2,188	(44)	23,008	(1,991)	25,196	(2,035)
Obligations of states and political subdivisions:
Tax-exempt	0	0	86,724	(7,107)	86,724	(7,107)
Taxable	1,324	(218)	42,027	(5,940)	43,351	(6,158)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	20,235	(51)	57,647	(5,572)	77,882	(5,623)
Residential collateralized mortgage obligations	0	0	23,194	(2,182)	23,194	(2,182)
Commercial mortgage-backed securities	27,643	(183)	62,605	(6,304)	90,248	(6,487)
Private label commercial mortgage-backed securities	3,489	(1)	0	0	3,489	(1)
Asset-backed securities,
Collateralized loan obligations	0	0	0	0	0	0
Total	$54,879	$(497)	$311,257	$(30,338)	$366,136	$(30,835)

As reflected in the table above, gross unrealized holding losses on available-for-sale debt securities totaled $32,873,000 at March 31, 2026 and $30,835,000 at December 31, 2025. At March 31, 2026, the Corporation did not have the intent to sell, nor is it more likely than not it will be required to sell, these securities before it is able to recover the amortized cost basis. The unrealized holding losses were consistent with increases in market interest rates that have occurred subsequent to the purchase of most of the securities.

At March 31, 2026 and December 31, 2025, management performed an assessment for possible credit losses of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. At March 31, 2026 and December 31, 2025, all of the Corporation’s holdings of bank holding company debt securities, obligations of states and political subdivisions, private label commercial mortgage-backed securities and collateralized loan obligations were investment grade and there have been no payment defaults.

Based on the results of the assessment, there was no ACL required on available-for-sale debt securities in an unrealized loss position at March 31, 2026 and December 31, 2025.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Gross realized gains and losses from the sale of available-for-sale debt securities for the three months ended March 31, 2026 and 2025 were as follows:

(In Thousands)	Three Months Ended
	March 31,	March 31,
	2026	2025
Gross realized gains from sales	$26	$0
Gross realized losses from sales	0	0
Net realized gains (losses)	$26	$0
Income tax provision related to net realized gains (losses)	$6	$0

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of March 31, 2026. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	March 31, 2026
	Amortized	Fair
	Cost	Value
Due in one year or less	$5,569	$5,534
Due from one year through five years	41,003	38,909
Due from five years through ten years	84,657	79,610
Due after ten years	80,560	70,073
Sub-total	211,789	194,126
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	148,471	142,864
Residential collateralized mortgage obligations	62,511	60,094
Commercial mortgage-backed securities	98,771	92,296
Asset-backed securities,
Collateralized loan obligations	8,000	7,987
Total	$529,542	$497,367

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

Investment securities carried at $203,602,000 at March 31, 2026 and $215,252,000 at December 31, 2025 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 9 for information concerning securities pledged to secure borrowing arrangements.

Equity Securities

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in other assets in the consolidated balance sheets, was $20,057,000 at March 31, 2026 and $18,724,000 at December 31, 2025. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at March 31, 2026 and December 31, 2025. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

C&N Bank is a member of the Federal Reserve System.  As a member, C&N Bank is required to purchase and maintain stock in the Federal Reserve Bank of Philadelphia. There is no active market for Federal Reserve Bank stock, and it must ordinarily be redeemed by the Federal Reserve Bank of Philadelphia in order to be liquidated. C&N Bank’s investment in Federal Reserve Bank stock, included in other assets in the consolidated balance sheets, was $7,685,000 at March 31, 2026 and $7,637,000 at December 31, 2025.

The Corporation has a marketable equity security included in other assets in the consolidated balance sheets with a carrying value of $885,000 at March 31, 2026 and $890,000 at December 31, 2025, consisting exclusively of one mutual fund. There was an unrealized loss on the mutual fund of $115,000 at March 31, 2026 and $110,000 at December 31, 2025. Changes in the unrealized gains or losses on this security, which are included in other noninterest income in the consolidated statements of income, were a loss of $5,000 in the first quarter of 2026 and a gain of $13,000 in the first quarter of 2025.

7. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable at March 31, 2026 and December 31, 2025 are summarized as follows:

Summary of Loans by Type

(In Thousands)

	March 31,	December 31,
	2026	2025
Commercial real estate - non-owner occupied	$925,881	$927,738
Commercial real estate - owner occupied	326,210	311,792
All other commercial loans	571,916	560,537
Residential mortgage loans	445,911	443,950
Consumer loans	114,932	110,348
Total	2,384,850	2,354,365
Less: allowance for credit losses on loans	(33,832)	(31,048)
Loans, net	$2,351,018	$2,323,317

In the table above, outstanding loan balances are presented net of deferred loan origination fees of $4,021,000 at March 31, 2026 and $4,074,000 at December 31, 2025.

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

The following tables present an analysis of past due loans as of March 31, 2026 and December 31, 2025:

(In Thousands)	As of March 31, 2026
	Past Due	Past Due
	30-89	90+ Days	Nonaccrual	Current	Total
	Days	Still Accruing	Loans	Loans	Loans
Commercial real estate - non-owner occupied	$757	$0	$18,376	$906,748	$925,881
Commercial real estate - owner occupied	357	0	6,652	319,201	326,210
All other commercial loans	4,120	54	11,203	556,539	571,916
Residential mortgage loans	4,597	0	4,830	436,484	445,911
Consumer loans	386	15	802	113,729	114,932
Total	$10,217	$69	$41,863	$2,332,701	$2,384,850

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	As of December 31, 2025
	Past Due	Past Due
	30-89	90+ Days	Nonaccrual	Current	Total
	Days	Still Accruing	Loans	Loans	Loans
Commercial real estate - non-owner occupied	$2,619	$0	$10,766	$914,353	$927,738
Commercial real estate - owner occupied	2,453	54	5,955	303,330	311,792
All other commercial loans	6,287	0	11,102	543,148	560,537
Residential mortgage loans	6,365	0	4,324	433,261	443,950
Consumer loans	585	34	689	109,040	110,348
Total	$18,309	$88	$32,836	$2,303,132	$2,354,365

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents the amortized cost of loans by credit quality indicators by year of origination as of March 31, 2026:

(In Thousands)	Term Loans by Year of Origination
	2026	2025	2024	2023	2022	Prior	Revolving	Total
Commercial real estate - non-owner occupied
Pass	$31,510	$75,489	$83,651	$153,039	$169,174	$369,499	$0	$882,362
Special Mention	0	325	30	1,388	0	12,717	0	14,460
Substandard	0	0	99	812	16,112	12,036	0	29,059
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - non-owner occupied	$31,510	$75,814	$83,780	$155,239	$185,286	$394,252	$0	$925,881
Year-to-date gross charge-offs	$0	$0	$0	$0	$10,196	$256	$0	$10,452
Commercial real estate - owner occupied
Pass	$21,451	$34,336	$36,397	$36,727	$52,569	$127,719	$0	$309,199
Special Mention	0	0	354	272	110	5,877	0	6,613
Substandard	0	0	0	455	840	9,103	0	10,398
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - owner occupied	$21,451	$34,336	$36,751	$37,454	$53,519	$142,699	$0	$326,210
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0
All other commercial loans
Pass	$28,396	$116,460	$42,706	$51,018	$45,422	$104,821	$140,232	$529,055
Special Mention	0	3,089	443	30	84	6,001	4,020	13,667
Substandard	0	470	13,075	0	1,379	10,400	3,870	29,194
Doubtful	0	0	0	0	0	0	0	0
Total all other commercial loans	$28,396	$120,019	$56,224	$51,048	$46,885	$121,222	$148,122	$571,916
Year-to-date gross charge-offs	$0	$0	$0	$0	$52	$215	$0	$267
Residential mortgage loans
Pass	$11,604	$48,057	$44,482	$51,680	$82,776	$201,925	$0	$440,524
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	36	923	394	4,034	0	5,387
Doubtful	0	0	0	0	0	0	0	0
Total residential mortgage loans	$11,604	$48,057	$44,518	$52,603	$83,170	$205,959	$0	$445,911
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0
Consumer loans
Pass	$1,091	$2,332	$1,747	$1,474	$1,662	$2,703	$102,909	$113,918
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	3	3	23	0	151	834	1,014
Doubtful	0	0	0	0	0	0	0	0
Total consumer loans	$1,091	$2,335	$1,750	$1,497	$1,662	$2,854	$103,743	$114,932
Year-to-date gross charge-offs	$0	$0	$6	$3	$0	$0	$105	$114
Total Loans
Pass	$94,052	$276,674	$208,983	$293,938	$351,603	$806,667	$243,141	$2,275,058
Special Mention	0	3,414	827	1,690	194	24,595	4,020	34,740
Substandard	0	473	13,213	2,213	18,725	35,724	4,704	75,052
Doubtful	0	0	0	0	0	0	0	0
Total	$94,052	$280,561	$223,023	$297,841	$370,522	$866,986	$251,865	$2,384,850
Year-to-date gross charge-offs	$0	$0	$6	$3	$10,248	$471	$105	$10,833

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents the amortized cost of loans by credit quality indicators by year of origination as of December 31, 2025:

	Term Loans by Year of Origination
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial real estate - non-owner occupied
Pass	$82,832	$84,330	$149,720	$171,419	$90,420	$295,369	$0	$874,090
Special Mention	77	30	1,942	15,920	2,073	8,045	0	28,087
Substandard	0	102	838	10,459	1,980	12,182	0	25,561
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - non-owner occupied	$82,909	$84,462	$152,500	$197,798	$94,473	$315,596	$0	$927,738
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$807	$0	$807
Commercial real estate - owner occupied
Pass	$34,602	$36,786	$35,411	$53,260	$51,396	$80,809	$0	$292,264
Special Mention	0	357	2,406	1,159	805	5,127	0	9,854
Substandard	0	0	354	131	2,167	7,022	0	9,674
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - owner occupied	$34,602	$37,143	$38,171	$54,550	$54,368	$92,958	$0	$311,792
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0
All other commercial loans
Pass	$123,534	$45,148	$64,103	$46,670	$44,056	$64,539	$134,404	$522,454
Special Mention	1,380	522	32	100	4,443	732	2,028	9,237
Substandard	470	12,932	0	1,471	6,933	3,748	3,292	28,846
Doubtful	0	0	0	0	0	0	0	0
Total all other commercial loans	$125,384	$58,602	$64,135	$48,241	$55,432	$69,019	$139,724	$560,537
Year-to-date gross charge-offs	$0	$0	$0	$0	$333	$0	$263	$596
Residential mortgage loans
Pass	$46,534	$45,988	$53,163	$83,848	$45,494	$164,033	$0	$439,060
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	22	901	424	200	3,343	0	4,890
Doubtful	0	0	0	0	0	0	0	0
Total residential mortgage loans	$46,534	$46,010	$54,064	$84,272	$45,694	$167,376	$0	$443,950
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$5	$0	$5
Consumer loans
Pass	$2,751	$2,062	$1,780	$1,850	$506	$2,460	$97,976	$109,385
Special Mention	0	0	0	0	0	0	0	0
Substandard	1	7	6	0	2	170	777	963
Doubtful	0	0	0	0	0	0	0	0
Total consumer loans	$2,752	$2,069	$1,786	$1,850	$508	$2,630	$98,753	$110,348
Year-to-date gross charge-offs	$0	$0	$33	$40	$3	$0	$242	$318
Total Loans
Pass	$290,253	$214,314	$304,177	$357,047	$231,872	$607,210	$232,380	$2,237,253
Special Mention	1,457	909	4,380	17,179	7,321	13,904	2,028	47,178
Substandard	471	13,063	2,099	12,485	11,282	26,465	4,069	69,934
Doubtful	0	0	0	0	0	0	0	0
Total	$292,181	$228,286	$310,656	$386,711	$250,475	$647,579	$238,477	$2,354,365
Year-to-date gross charge-offs	$0	$0	$33	$40	$336	$812	$505	$1,726

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables are a summary of the Corporation’s nonaccrual loans by major categories for the periods indicated.

	March 31, 2026
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
(In Thousands)	No Allowance	with an Allowance	Loans
Commercial real estate - non-owner occupied	$16,967	$1,409	$18,376
Commercial real estate - owner occupied	6,165	487	6,652
All other commercial loans	7,497	3,706	11,203
Residential mortgage loans	4,830	0	4,830
Consumer loans	802	0	802
Total	$36,261	$5,602	$41,863

	December 31, 2025
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
(In Thousands)	No Allowance	with an Allowance	Loans
Commercial real estate - non-owner occupied	$9,343	$1,423	$10,766
Commercial real estate - owner occupied	5,470	485	5,955
All other commercial loans	7,609	3,493	11,102
Residential mortgage loans	4,324	0	4,324
Consumer loans	689	0	689
Total	$27,435	$5,401	$32,836

The Corporation recognized interest income on nonaccrual loans of $299,000 and $230,000 in the three-month periods ended March 31, 2026 and 2025, respectively.

The following table represents the accrued interest receivable written off by reversing interest income during the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended	Three Months Ended
(In Thousands)	March 31, 2026	March 31, 2025
Commercial real estate - non-owner occupied	$99	$0
Commercial real estate - owner occupied	5	0
All other commercial loans	8	0
Residential mortgage loans	5	5
Consumer loans	1	0
Total	$118	$5

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table details the amortized cost of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

	March 31, 2026		December 31, 2025
	Amortized		Amortized
(In Thousands)	Cost	Allowance	Cost	Allowance
Commercial real estate - non-owner occupied	$18,485	$140	$10,876	$140
Commercial real estate - owner occupied	7,010	263	6,325	266
All other commercial loans	14,657	2,252	14,551	2,366
Residential mortgage loans	361	0	350	0
Consumer loans	319	0	326	0
Total	$40,832	$2,655	$32,428	$2,772

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

The following table summarizes the activity related to the allowance for credit losses for the three months ended March 31, 2026 and 2025.

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Total
Balance, December 31, 2025	$19,462	$4,086	$5,505	$1,629	$366	$31,048
Charge-offs	(10,452)	0	(267)	0	(114)	(10,833)
Recoveries	0	0	1	0	24	25
Provision (credit) for credit losses on loans	11,759	(487)	1,177	1,028	115	13,592
Balance, March 31, 2026	$20,769	$3,599	$6,416	$2,657	$391	$33,832

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Total
Balance, December 31, 2024	$11,964	$2,844	$3,361	$1,356	$510	$20,035
Charge-offs	0	0	0	0	(117)	(117)
Recoveries	0	0	1	1	24	26
Provision (credit) for credit losses on loans	96	(75)	232	(76)	51	228
Balance, March 31, 2025	$12,060	$2,769	$3,594	$1,281	$468	$20,172

The provision for credit losses on loans was $13,592,000 in the first quarter 2026 as compared to $228,000 in the first quarter 2025. The increase in the first quarter 2026 provision was primarily driven by the impact on the ACL of an increase in net charge-offs to $10,808,000 as compared to $91,000 in the first quarter 2025.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The significant increase in charge-offs in the first quarter of 2026 is due to a non-owner occupied, commercial real estate loan originated in 2022 in the amount of $24 million of which $7,200,000 was participated with another financial institution.  The loan is secured by a first lien on the leasehold interests of an approximately 190,000 square foot Class A office property with multiple buildings and tenants, located in Bucks County, PA.  The loss of a large tenant as well as cash flow requirements of the borrower’s other properties (which the Corporation has not financed) caused the loan to be downgraded to substandard and placed in nonaccrual status as of March 31, 2026.  The Corporation obtained an updated appraisal in April 2026 which was significantly lower than the original appraisal when the loan was originated, resulting in a charge-off of $10,056,000.  At March 31, 2026, the amortized cost basis of the loan, net of the partial charge-off, is $5,836,000.

On April 30, 2026, the Corporation entered into a forbearance agreement related to the Class A office property loan referred to in the preceding paragraph with the borrower and the surety (collectively, the “Obligors”). Unless extended, the forbearance period will end no later than July 10, 2026. The forbearance agreement provides that during the forbearance period, the Corporation will forego receipt of principal payments and will advance up to $750,000 to fund tenant improvements on the property and leasing commissions on new tenants, subject to the Corporation’s approval. The forbearance agreement also provides, in addition to other terms and conditions, that the Obligors will make all past due and current interest payments and will deliver $3 million to the Corporation which the Corporation will hold in escrow and apply as reimbursements for any tenant improvements funded by the Corporation with any remaining funds to be used for further improvements to the property or for loan payments should the borrower default.

The ACL on loans individually evaluated decreased to $2,655,000 at March 31, 2026 from $2,772,000 at December 31, 2025, including an ACL of $2,433,000 at March 31, 2026 on acquired PCD loans as part of the Susquehanna acquisition.

The ACL on loans collectively evaluated was $31,177,000 at March 31, 2026, up from $28,276,000 at December 31, 2025. The increase in the collectively evaluated portion of the ACL at March 31, 2026 as compared to December 31, 2025, included an increase in the WARM method estimate based on the Corporation’s net charge-off experience, partially offset by a net decrease related to changes in qualitative adjustments and a decrease related to the economic forecast.

Modifications Made to Borrowers Experiencing Financial Difficulty

The Corporation closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. During the three months ended March 31, 2026 and March 31, 2025, the Corporation made no modifications of loans to borrowers experiencing financial difficulty.

The following table presents the performance of such loans that have been modified in the twelve-month period preceding March 31, 2026 and the twelve-month period preceding March 31, 2025:

(In Thousands)	Payment Status (Amortized Cost Basis)
March 31, 2026	Current or Past Due Less than 30 Days	30-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate - non-owner occupied	$0	$0	$1,717	$1,717

(In Thousands)	Payment Status (Amortized Cost Basis)
March 31, 2025	Current or Past Due Less than 30 Days	30-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate - non-owner occupied	$2,601	$0	$0	$2,601
Commercial real estate - owner occupied	217	0	0	217
Total	$2,818	$0	$0	$2,818

The loan secured by non-owner occupied real estate with an amortized cost basis of $1,717,000 at March 31, 2026 was past its contractual maturity date, The Corporation had provided several maturity extensions of this loan, and had recorded partial charge-offs of $640,000 in 2024 and $35,000 in the fourth quarter 2025. At March 31, 2026, the borrower reported they are in process of refinancing the loan

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

with a third-party lender. Based on the most recent appraised value of the property collateralizing the loan, there was no specific allowance on this loan at March 31, 2026. At March 31, 2025, this non-owner occupied real estate loan was included in the table above with an amortized cost basis of $1,801,000. The loan was in nonaccrual status at March 31, 2026 and 2025.

The Corporation had no commitments to lend any additional funds on modified loans at March 31, 2026 and 2025. Except for the non-owner occupied real estate loan described above, the Corporation had no loans that defaulted during the three months ended March 31, 2026 and 2025 that had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in foreclosed assets held for sale in the unaudited consolidated balance sheets) is as follows:

(In Thousands)	March 31,	December 31,
	2026	2025
Foreclosed residential real estate	$25	$33

The amortized cost of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	March 31,	December 31,
	2026	2025
Residential real estate in process of foreclosure	$555	$433

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The contract amounts of these financial instruments at March 31, 2026 and December 31, 2025 are as follows:

	March 31,	December 31,
(In Thousands)	2026	2025
Commitments to extend credit	$489,887	$506,996
Standby letters of credit	59,161	58,914

The Corporation maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, commercial letters of credit and credit enhancement obligations related to residential mortgage loans sold with recourse, when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted through the provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. The allowance for credit losses for off-balance sheet exposures of $1,039,000 at March 31, 2026 and $1,029,000 at December 31, 2025, is included in accrued interest and other liabilities in the unaudited consolidated balance sheets.

The following table presents the balance and activity in the allowance for credit losses for off-balance sheet exposures for the three months ended March 31, 2026 and 2025:

	Three Months Ended
(In Thousands)	March 31, 2026	March 31, 2025
Beginning Balance	$1,029	$455
Provision for unfunded commitments	10	8
Ending Balance, March 31	$1,039	$463

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

8. GOODWILL AND CORE DEPOSIT INTANGIBLES, NET

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. At March 31, 2026 and December 31, 2025, the net carrying value of goodwill was $63,311,000. There were no changes in the carrying value of goodwill in the three-month periods ended March 31, 2026 and 2025. During the fourth quarter of 2025, $10.8 million of goodwill was added through the merger with Susquehanna.

Information related to core deposit intangibles is as follows:

(In Thousands)	March 31,	December 31,
	2026	2025
Gross amount	$17,329	17,329
Accumulated amortization	(6,571)	(5,756)
Net	$10,758	$11,573

Amortization expense related to core deposit intangibles is included in other noninterest expense in the consolidated statements of income, as follows:

(In Thousands)	Three Months Ended
	March 31,	March 31,
	2026	2025
Amortization expense	$815	$106

In the three months ended March 31, 2026, amortization expense included $716,000 related to the Susquehanna acquisition as described in Note 2 and $99,000 related to previous acquisitions. In the three months ended March 31, 2025, amortization expense was related to previous acquisitions.

9. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	March 31,	December 31,
	2026	2025
FHLB-Pittsburgh borrowings	$13,113	$27,000
Customer repurchase agreements	477	1,618
Total short-term borrowings	$13,590	$28,618

At March 31, 2026, the short-term borrowing from FHLB-Pittsburgh was an overnight borrowing of $13,113,000, at an interest rate of 3.97%.  At December 31, 2025, the short-term borrowing from FHLB-Pittsburgh was an overnight borrowing of $27,000,000, at an interest rate of 3.93%.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at both March 31, 2026 and December 31, 2025. The carrying value of the underlying securities was $490,000 at March 31, 2026 and $1,630,000 at December 31, 2025.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $1,646,418,000 at March 31, 2026 and $1,624,412,000 at December 31, 2025. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in other assets in the consolidated balance sheets) were $20,057,000 at March 31, 2026 and $18,724,000 at December 31, 2025. The Corporation’s total credit facility with FHLB-Pittsburgh was $1,137,639,000 at March 31, 2026, including an unused

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(available) amount of $948,272,000. At December 31, 2025, the Corporation’s total credit facility with FHLB-Pittsburgh was $971,946,000, including an unused (available) amount of $785,822,000.

The Corporation had available credit with other correspondent banks totaling $75,000,000 at March 31, 2026 and December 31, 2025. These lines of credit are primarily unsecured. No amounts were outstanding at March 31, 2026 or December 31, 2025.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At March 31, 2026, the Corporation had available credit in the amount of $24,632,000 on this line with no outstanding advances. At December 31, 2025, the Corporation had available credit in the amount of $25,484,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with a carrying value of $26,151,000 at March 31, 2026 and $26,947,000 at December 31, 2025.

LONG-TERM BORROWINGS – FHLB ADVANCES

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	March 31,	December 31,
	2026	2025
Loans maturing in 2026 with a weighted-average rate of 4.70%	39,518	48,018
Loans maturing in 2027 with a weighted-average rate of 3.98%	55,583	34,571
Loans maturing in 2028 with a weighted-average rate of 4.15%	32,069	26,027
Loans maturing in 2029 with a weighted-average rate of 4.42%	12,319	12,319
Total long-term FHLB-Pittsburgh borrowings	$139,489	$120,935

Note: Weighted-average rates are presented as of March 31, 2026.

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

The Senior Notes were recorded, net of debt issuance costs of $337,000, at an initial carrying amount of $14,663,000. Debt issuance costs are amortized over the term of the Senior Notes as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Senior Notes totaling $18,000 in the first quarter 2026 and $18,000 in the first quarter 2025 was included in interest expense on senior notes, net in the unaudited consolidated statements of income.

At March 31, 2026 and December 31, 2025, outstanding Senior Notes are as follows:

(In Thousands)	March 31,	December 31,
	2026	2025
Senior Notes with an aggregate par value of $15,000,000; bearing interest at 2.75% with an effective interest rate of 3.23%; maturing in June 2026	$14,988	$14,970
Total carrying value	$14,988	$14,970

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

The Subordinated Notes were recorded, net of debt issuance costs of $563,000, at an initial carrying amount of $24,437,000. Debt issuance costs are amortized through June 1, 2026 as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Subordinated Notes totaling $30,000 in the first quarter 2026 and $29,000 in the first quarter 2025, was included in interest expense on subordinated debt, net in the unaudited consolidated statements of income.

At March 31, 2026 and December 31, 2025, the carrying amounts of subordinated debt agreements are as follows:

(In Thousands)	March 31,	December 31,
	2026	2025
Agreements with a par value of $25,000,000; bearing interest at 3.25% with an effective interest rate of 3.74%; maturing in June 2031 and redeemable at par in June 2026	$24,979	$24,949
Total carrying value	$24,979	$24,949

10. STOCK-BASED COMPENSATION PLANS

The Corporation has a stock incentive plan for selected officers and the independent directors. The first quarter 2026 restricted stock awards to employees vest ratably over three years. Following is a summary of restricted stock awards granted in the quarter ended March 31, 2026:

(Dollars in Thousands)		Aggregate
		Grant
		Date
	Number of	Fair
	Shares	Value
Three Months Ended March 31, 2026 awards:
Time-based awards to employees	57,618	$1,260
Performance-based awards to employees	21,246	464
Total	78,864	$1,724

Compensation cost related to restricted stock is recognized based on the fair value of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. Total stock-based compensation expense attributable to restricted stock awards amounted to $313,000 in the first quarter 2026 and $325,000 in the first quarter 2025.

11. CONTINGENCIES

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

The aggregate notional amount of interest rate swaps was $135,598,000 at March 31, 2026 and $136,776,000 at December 31, 2025. There were no interest rate swaps originated in the three-month periods ended March 31, 2026, and 2025. There were no gross amounts of interest rate swap-related assets and liabilities not offset in the consolidated balance sheets at March 31, 2026 and December 31, 2025.

The Corporation has entered into an RPA with another institution as a means to assume a portion of the credit risk associated with a loan structure which includes a derivative instrument, in exchange for fee income commensurate with the risk assumed.  This type of derivative is referred to as an “RPA In.” In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Corporation has provided a loan structured with a derivative, the Corporation purchased an RPA from an institution participating in the facility in exchange for a fee commensurate with the risk shared. This type of derivative is referred to as an “RPA Out.”  There was no net impact to the consolidated statement of income from RPAs in the first quarter of 2026 and the first quarter of 2025.

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the consolidated balance sheets at March 31, 2026 and December 31, 2025:

(In Thousands)	At March 31, 2026				At December 31, 2025
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
	Amount	Value (1)	Amount	Value (2)	Amount	Value (1)	Amount	Value (2)
Interest rate swap agreements	$67,799	$1,178	$67,799	$1,178	$68,388	$1,318	$68,388	$1,318
RPA Out	6,787	1	0	0	6,823	2	0	0
RPA In	0	0	13,489	4	0	0	13,660	5

(1)	Included in other assets in the consolidated balance sheets.
(2)	Included in accrued interest and other liabilities in the consolidated balance sheets.

The Corporation’s agreements with its derivative counterparties provide that, if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. Further, if the Corporation were to fail to maintain its status as a well or adequately capitalized institution, then the counterparties could terminate the derivative positions, and the Corporation would be required to settle its obligations under the agreements. There was interest-bearing cash pledged as collateral against the Corporation’s liability related to the interest rate swaps of $1,400,000 at March 31, 2026 and December 31, 2025.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

At March 31, 2026 and December 31, 2025, assets and liabilities measured at fair value and the valuation methods used are as follows:

	March 31, 2026
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs	Total
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$7,456	$0	$0	$7,456
Obligations of U.S. Government agencies	0	10,212	0	10,212
Bank holding company debt securities	0	35,745	0	35,745
Obligations of states and political subdivisions:
Tax-exempt	0	96,758	0	96,758
Taxable	0	43,955	0	43,955
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	142,864	0	142,864
Residential collateralized mortgage obligations	0	60,094	0	60,094
Commercial mortgage-backed securities	0	92,296	0	92,296
Asset-backed securities,
Collateralized loan obligations	0	7,987	0	7,987
Total available-for-sale debt securities	7,456	489,911	0	497,367
Marketable equity security	885	0	0	885
Servicing rights	0	0	3,813	3,813
RPA Out	0	1	0	1
Interest rate swap agreements, assets	0	1,178	0	1,178
Total recurring fair value measurements, assets	$8,341	$491,090	$3,813	$503,244

Recurring fair value measurements, liabilities:
RPA In	$0	$4	$0	$4
Interest rate swap agreements, liabilities	0	1,178	0	1,178
Total recurring fair value measurements, liabilities	$0	$1,182	$0	$1,182

Nonrecurring fair value measurements, assets:
Loans individually evaluated for credit loss, net	$0	$0	$2,947	$2,947
Foreclosed assets held for sale	0	0	181	181
Total nonrecurring fair value measurements, assets	$0	$0	$3,128	$3,128

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	December 31, 2025
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs	Total
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$7,482	$0	$0	$7,482
Obligations of U.S. Government agencies	0	10,749	0	10,749
Bank holding company debt securities	0	34,076	0	34,076
Obligations of states and political subdivisions:
Tax-exempt	0	98,359	0	98,359
Taxable	0	44,152	0	44,152
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	143,921	0	143,921
Residential collateralized mortgage obligations	0	63,707	0	63,707
Commercial mortgage-backed securities	0	92,631	0	92,631
Private label commercial mortgage-backed securities	0	3,489	0	3,489
Asset-backed securities,
Collateralized loan obligations	0	8,009	0	8,009
Total available-for-sale debt securities	7,482	499,093	0	506,575
Marketable equity security	890	0	0	890
Servicing rights	0	0	3,893	3,893
RPA Out	0	2	0	2
Interest rate swap agreements, assets	0	1,318	0	1,318
Total recurring fair value measurements, assets	$8,372	$500,413	$3,893	$512,678

Recurring fair value measurements, liabilities,
RPA In	$0	$5	$0	$5
Interest rate swap agreements, liabilities	0	1,318	0	1,318
Total recurring fair value measurements, liabilities	$0	$1,323	$0	$1,323

Nonrecurring fair value measurements, assets:
Loans individually evaluated for credit loss, net	$0	$0	$2,629	$2,629
Foreclosed assets held for sale	0	0	189	189
Total nonrecurring fair value measurements, assets	$0	$0	$2,818	$2,818

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2026 and December 31, 2025, quantitative information regarding valuation techniques and the significant unobservable inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	3/31/2026	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		3/31/2026
Servicing rights	$3,813	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	133.00%	Weighted-average PSA

	Fair Value at
	12/31/2025	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2025
Servicing rights	$3,893	Discounted cash flow	Discount rate	13.00%	Rate used through modeling period
			Loan prepayment speeds	124.00%	Weighted-average PSA

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended
	March 31, 2026	March 31, 2025
Servicing rights balance, beginning of period	$3,893	$2,782
Originations of servicing rights	92	54
Unrealized loss included in earnings	(172)	(69)
Servicing rights balance, end of period	$3,813	$2,767

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2026 and December 31, 2025, quantitative information regarding valuation techniques and the significant unobservable inputs used for nonrecurring fair value measurements using Level 3 methodologies are as follows:

(Dollars In Thousands)						Range (Weighted
		Valuation				Average)
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	3/31/2026	3/31/2026	3/31/2026	Technique	Inputs	3/31/2026

Loans individually evaluated for credit loss:
Commercial real estate - nonowner occupied	$1,409	$140	$1,269	Sales comparison	Discount to appraised value	18%-77% (66)%
Commercial real estate - owner occupied	487	263	224	Sales comparison	Discount to appraised value	32% (32)%
All other commercial Loans	3,706	2,252	1,454	Sales comparison	Discount to appraised value	0%-100% (82)%
Total loans individually evaluated for credit loss	$5,602	$2,655	$2,947
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$25	$0	$25	Sales comparison	Discount to appraised value	62% (62)%
Commercial real estate	156	0	156	Sales comparison	Discount to appraised value	34% (34)%
Total foreclosed assets held for sale	$181	$0	$181

(Dollars In Thousands)						Range (Weighted
		Valuation				Average)
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2025	12/31/2025	12/31/2025	Technique	Inputs	12/31/2025

Loans individually evaluated for credit loss:
Commercial real estate - nonowner occupied	$1,423	$140	$1,283	Sales comparison	Discount to appraised value	18%-77% (66)%
Commercial real estate - owner occupied	485	266	219	Sales comparison	Discount to appraised value	34% (34)%
All other commercial Loans	3,493	2,366	1,127	Sales comparison	Discount to appraised value	0%-100% (82)%
Total loans individually evaluated for credit loss	$5,401	$2,772	$2,629
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$33	$0	$33	Sales comparison	Discount to appraised value	62%-84% (72)%
Commercial real estate	156	0	156	Sales comparison	Discount to appraised value	18%-77% (34)%
Total foreclosed assets held for sale	$189	$0	$189

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(In Thousands)	Fair Value	March 31, 2026		December 31, 2025
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$53,448	$53,448	$44,706	$44,706
Certificates of deposit	Level 2	1,350	1,338	1,350	1,331
Restricted equity securities (included in other assets)	N/A	28,004	28,004	26,623	26,623
Loans, net	Level 3	2,351,018	2,291,402	2,323,317	2,261,934
Accrued interest receivable	Level 2	11,901	11,901	11,594	11,594

Financial liabilities:
Deposits with no stated maturity	Level 2	2,008,209	2,008,209	1,958,011	1,958,011
Time deposits	Level 2	591,142	588,668	606,705	603,494
Short-term borrowings	Level 2	13,590	13,590	28,618	28,618
Long-term borrowings - FHLB advances	Level 2	139,489	139,970	120,935	122,211
Senior notes, net	Level 2	14,988	14,913	14,970	14,751
Subordinated debt, net	Level 2	24,979	22,880	24,949	23,361
Accrued interest payable	Level 2	1,791	1,791	1,744	1,744

14. SEGMENT REPORTING

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

Segment performance is evaluated using consolidated net income.

	Three Months Ended
(In Thousands)	March 31, 2026	March 31, 2025
Interest income	$40,588	$31,709
Interest expense	12,134	11,734
Net interest income	28,454	19,975
Provision for credit losses	13,602	236
Net interest income after provision for credit losses	14,852	19,739
Other income:
Other noninterest income	8,169	7,008
Realized gains on available-for-sale debt securities, net	26	0
Total other income	8,195	7,008
Other noninterest expense:
Salaries and employee benefits	13,201	11,759
Other segment expenses (1)	9,511	7,284
Total noninterest expense	22,712	19,043
Income before income tax provision	335	7,704
Income tax provision	62	1,411
NET INCOME	$273	$6,293

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(1) Other segment expenses included expenses for professional fees, data processing and telecommunications, net occupancy and equipment, automated teller machine and interchange, Pennsylvania shares tax and other noninterest expenses.

The Corporation’s segment assets represent the total assets as presented in the consolidated balance sheets at March 31, 2026 and December 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward-looking statements may include financial and other projections as well as statements regarding the Corporation that may include future plans, objectives, performance, revenues, growth, profits, operating expenses or the Corporation’s underlying assumptions. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the “Corporation”) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements are not historical facts, are based on certain assumptions and describe future plans, business objectives and expectations, and are generally identifiable by the use of words such as, “may”, “would”, “will”, "should", “likely”, “possibly”, "expect", "anticipate", “intend”, “pro forma”, “estimate”, “target”, “potentially”, “probably”, “outlook”, “predict”, “contemplate”, “continue”, “strategic”, “objective”, “plan”, “forecast”, “project”, “believe” and “goal” or other similar words, phrases or concepts. Persons reading this document are cautioned that such statements are only predictions, and that the Corporation’s actual future results or performance may be materially different. A number of factors could cause our actual results, events or developments, or industry results, to be materially different from any future results, events or developments expressed, implied or anticipated by such forward-looking statements.  In addition to factors previously disclosed in the reports filed by the Corporation with the SEC, including our most recent annual report on Form 10-K and subsequent filings, and those identified elsewhere in this document, the following factors, among others, could cause actual results to differ materially from forward looking statements:

●	changes in monetary and fiscal policies of the Federal Reserve Board and the U.S. Government, particularly related to changes in interest rates
●	changes in general economic conditions, including unfavorable conditions and trends related to costs of living, unemployment levels, inflation, tariffs and economic growth
●	military conflicts including the conflict in the Middle East and the possible expansion of such conflict and the potential geopolitical and economic consequences
●	the potential for adverse developments in the banking industry that could have a negative impact on customer confidence
●	the possibility that the Corporation’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses
●	difficulties in integrating the operations of the former Susquehanna (acquired by the Corporation October 1, 2025)
●	legislative or regulatory changes
●	downturn in demand for loan, deposit and other financial services in the Corporation’s market area
●	increased competition from other banks and non-bank providers of financial services
●	technological changes and increased technology-related costs
●	information security breaches or other technology difficulties or failures
●	changes in, or the application of, generally accepted accounting principles with respect to the presentation of the Corporation’s financial statements
●	fraud and cyber malfunction risks as usage of artificial intelligence continues to expand
●	integration efforts between the Corporation and Susquehanna may divert the attention of the management teams of the Corporation and Susquehanna and cause a loss in the momentum of their ongoing businesses
●	success of the Corporation in Susquehanna’s geographic market area will require the Corporation to attract and retain key personnel in the market and to differentiate the Corporation from its competitors in the market

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. All forward-looking statements and information made herein are based on management’s current beliefs and assumptions as of the date of filing of this document. The Corporation does not undertake to update forward-looking statements.

BUSINESS COMBINATION

On October 1, 2025, the Corporation completed its acquisition of Susquehanna Community Financial, Inc.  (“Susquehanna”). Susquehanna was the parent company of Susquehanna Community Bank, with seven banking offices located in Lycoming, Northumberland, Snyder and Union Counties in Pennsylvania. In connection with the acquisition, the Corporation issued approximately 2.3 million shares of common stock to the former Susquehanna shareholders, resulting in merger consideration valued at $44.6 million and an increase in stockholders’ equity of $44.4 million, net of issuance costs. Intangible assets recorded included goodwill of $10.8 million and a core deposit intangible asset of $10.7 million. Assets acquired included loans valued at $393.6 million, securities valued at $147.6 million, bank-owned life insurance valued at $8.0 million and cash and due from banks of $6.1 million. Liabilities assumed included deposits valued at $501.5 million and short-term borrowings valued at $45.8 million. The assets purchased and liabilities assumed were recorded at their preliminary estimated fair values at the time of closing and may be adjusted for up to one year subsequent to the acquisition. There were no adjustments to the fair value measurements of assets acquired or liabilities assumed in the first quarter of 2026.

EARNINGS OVERVIEW

First Quarter 2026 as Compared to First Quarter 2025

First quarter 2026 net income was $273,000, or $0.02 per diluted share, as compared to $6,293,000, or $0.41 per diluted share, in the first quarter 2025. First quarter 2026 earnings were impacted by an elevated provision for credit losses discussed below. Significant variances were as follows:

●	Net interest income of $28,454,000 in the first quarter 2026 was $8,479,000 higher than in the first quarter 2025, including the benefit of income from growth in net earning assets resulting from the Susquehanna merger. The net interest margin increased to 3.98% in the first quarter 2026 from 3.38% in the first quarter 2025. The interest rate spread increased 0.76%, as the average yield on earning assets increased 0.31% while the average rate on interest-bearing liabilities decreased 0.45%. Average total earning assets increased $505,810,000 from the first quarter 2025, as average total loans receivable increased $465,531,000, including the impact of loans acquired from Susquehanna, and average available-for-sale debt securities increased $81,543,000 while average interest-bearing due from banks decreased $42,380,000. Average total deposits increased $499,043,000, including the impact of deposits assumed from Susquehanna, while average brokered deposits decreased $24,333,000.
●	The provision for credit losses was $13,602,000 in the first quarter 2026 as compared to $236,000 in the first quarter 2025. The increase in the first quarter 2026 provision was primarily driven by the impact on the allowance for credit losses (“ACL”) of an increase in net charge-offs to $10,808,000 as compared to $91,000 in the first quarter of 2025. The significant increase in charge-offs in the first quarter of 2026 is due to a non-owner occupied; commercial real estate loan originated in 2022 in the amount of $24 million of which $7,200,000 was participated with another financial institution. The loan is secured by a first lien on the leasehold interests of an approximately 190,000 square foot Class A office property with multiple buildings and tenants, located in Bucks County, PA. The loss of a large tenant as well as cash flow requirements of the borrower’s other properties (which the Corporation has not financed) caused the loan to be downgraded to substandard and placed on nonaccrual status as of March 31, 2026. The Corporation obtained an updated appraisal in April 2026 which was significantly lower than the original appraisal when the loan was originated, resulting in a charge-off of $10,056,000. At March 31, 2026, the amortized cost basis of the loan, net of the partial charge-off, is $5,836,000. Management believes the property’s location and condition provide an opportunity for recovery of value in the future. The ACL was 1.42% of gross loans receivable at March 31, 2026, up from 1.32% at December 31, 2025

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

and 1.06% at March 31, 2025, as the higher level of net charge-offs in the first quarter 2026 impacted the portion of the Corporation’s ACL determined based on historical loss experience.
●	Noninterest income of $8,195,000 in the first quarter 2026 increased $1,187,000 from the first quarter 2025 result. Significant variances included the following:

➢	Other noninterest income of $1,586,000 increased $454,000, including a conversion assistance payment of $241,000 received related to the merger integration of the wealth management platform, an increase of $94,000 in tax credit income and an increase of $78,000 in dividends on Federal Home Loan Bank of Pittsburgh stock.

➢	Interchange revenue from debit card transactions of $1,267,000 increased $231,000, including an increase in volume-related incentive income.
➢	Service charges on deposit accounts of $1,650,000 increased $210,000, reflecting an increase in volume of fees.
➢	Net gains from sale of loans of $370,000 increased $165,000, reflecting an increase in volume of residential mortgage loans sold and includes the impact of $133,000 in net gains from sale of loans resulting from the Susquehanna acquisition.

●	Noninterest expense of $22,712,000 in the first quarter 2026 increased $3,669,000 from the first quarter 2025 result, reflecting the impact of the Susquehanna acquisition. Other significant variances included the following:
➢	Salaries and employee benefits expense of $13,201,000 increased $1,442,000, including the impact of the Susquehanna acquisition, while cash and stock-based incentive compensation decreased $219,000.
➢	Other noninterest expense of $3,364,000 increased $1,010,000 from the first quarter 2025. Within this category, significant variances included the following:
◾Core deposit intangible amortization expense increased $708,000, related to core deposits assumed from Susquehanna.
◾	FDIC insurance expense increased $243,000 from the first quarter of 2025, reflecting the impact of the Susquehanna acquisition.
◾	Legal fees unrelated to merger activity decreased $104,000 from the first quarter of 2025.
➢	Net occupancy and equipment expense was $432,000 higher than in first quarter 2025, including $337,000 related to the Susquehanna acquisition and increases in snow removal, light and power and repairs and maintenance expenses.
➢	Data processing and telecommunications expenses were $378,000 higher than in the first quarter 2025, reflecting higher software license expense of $179,000 and higher internet banking expenses of $170,000, related to the Susquehanna acquisition.
●	The income tax provision of $62,000, or 18.5% of pre-tax income, for the first quarter 2026 decreased $1,349,000 from $1,411,000, or 18.3% of pre-tax income, for the first quarter 2025 reflecting a decrease in pre-tax income for the quarter.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE I – QUARTERLY FINANCIAL DATA

(Dollars In Thousands,	For the Three Months Ended :
Except Per Share Data)	March 31,	December 31,	September 30,	June 30,	March 31,
(Unaudited)	2026	2025	2025	2025	2025
Interest and dividend income	$40,588	$41,404	$33,650	$32,454	$31,709
Interest expense	12,134	12,931	11,387	11,312	11,734
Net interest income	28,454	28,473	22,263	21,142	19,975
Provision (credit) for credit losses	13,602	1,320	2,163	2,354	236
Net interest income after provision (credit) for credit losses	14,852	27,153	20,100	18,788	19,739
Noninterest income	8,195	8,398	7,304	8,142	7,008
Merger-related expenses	0	6,891	882	167	0
Other noninterest expenses	22,712	23,268	18,507	19,231	19,043
Income before income tax provision	335	5,392	8,015	7,532	7,704
Income tax provision	62	926	1,464	1,415	1,411
Net income	$273	$4,466	$6,551	$6,117	$6,293
Net income attributable to common shares	$273	$4,437	$6,498	$6,068	$6,242
Basic and diluted earnings per common share	$0.02	$0.25	$0.42	$0.40	$0.41

NONINTEREST INCOME

TABLE II – COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)	Three Months Ended
	March 31,		$	%
	2026	2025	Change	Change
Trust revenue	$2,085	$2,102	$(17)	(0.8)%
Brokerage and insurance revenue	588	498	90	18.1%
Service charges on deposit accounts	1,650	1,440	210	14.6%
Interchange revenue from debit card transactions	1,267	1,036	231	22.3%
Net gains from sales of loans	370	205	165	80.5%
Loan servicing fees, net	108	138	(30)	(21.7)%
Increase in cash surrender value of life insurance	515	457	58	12.7%
Other noninterest income	1,586	1,132	454	40.1%
Realized gains on available-for-sale debt securities, net	26	0	26	N/M
Total noninterest income	$8,195	$7,008	$1,187	16.9%

NONINTEREST EXPENSE

TABLE III - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)	Three Months Ended
	March 31,		$	%
	2026	2025	Change	Change
Salaries and employee benefits	$13,201	$11,759	$1,442	12.3%
Net occupancy and equipment expense	1,891	1,459	432	29.6%
Data processing and telecommunications expense	2,449	2,071	378	18.3%
Automated teller machine and interchange expense	583	387	196	50.6%
Pennsylvania shares tax	585	496	89	17.9%
Professional fees	639	517	122	23.6%
Other noninterest expense	3,364	2,354	1,010	42.9%
Total noninterest expense	$22,712	$19,043	$3,669	19.3%

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables IV, V and VI include information regarding the Corporation’s net interest income for the

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

three-month periods ended March 31, 2026 and 2025. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Management believes presentation of net interest income on a fully taxable-equivalent basis, which is a non-GAAP financial measure, provides investors with meaningful information for purposes of comparing returns on tax-exempt securities and loans with returns on taxable securities and loans. Accordingly, the amount of net interest income on a fully taxable-equivalent basis reflected in these tables exceed the net interest income amounts presented in the consolidated financial statements. A reconciliation of net interest income on a fully taxable-equivalent basis to the closest GAAP financial measure is included with Table IV. The discussion that follows is based on amounts in the related tables.

Three-Month Periods Ended March 31, 2026 and 2025

Fully taxable equivalent net interest income (a non-GAAP measure) was $28,685,000 in the first quarter of 2026, $8,499,000 (42.1%) higher than in the first quarter of 2025, including the benefit of income from growth in net earning assets resulting from the Susquehanna merger. Table VI shows the net impact of changes in the volume increased net interest income by $5,949,000 in the first quarter 2026 as compared to first quarter 2025 and changes in interest rates increased net interest income by $2,550,000 in the first quarter 2026 as compared to first quarter 2025. The increase in net interest income reflected an increase in interest income of $8,899,000 and an increase in interest expense of $400,000. As presented in Table V, the Net Interest Margin was 3.98% in the first quarter 2026 as compared to 3.38% in the first quarter 2025, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) increased to 3.45% in 2026 from 2.69% in 2025. The average yield on earning assets of 5.66% was 0.31% higher in 2026 compared to 2025, and the average rate on interest-bearing liabilities of 2.21% in 2026 was 0.45% lower. Accretion of acquisition accounting valuation adjustments related to the Susquehanna merger had a positive impact of $765,000 including accretion on loans of $728,000 and $37,000 on time deposits.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $40,819,000 in 2026, an increase of $8,899,000, or 27.9%, from 2025.

Interest and fees from loans receivable increased $8,175,000 in 2026 as compared to 2025. In 2026, the fully taxable equivalent yield on loans was 6.24%, up from 6.03% in 2025, reflecting the effects of loans acquired from Susquehanna and valued based on current market yields as of October 1, 2025 as well as gradual paydowns on loans originated prior to interest rates rising in 2022 and 2023 with more recent loans originated at higher market rates. Average outstanding loans receivable increased $465,531,000 (24.5%) to $2,364,964,000 in 2026 from $1,899,433,000 in 2025 including the impact of the Susquehanna acquisition as well as organic growth.

Interest income from available-for-sale debt securities, on a fully taxable-equivalent basis, totaled $4,165,000 in 2026, up $1,215,000 from 2025. The average balance (at amortized cost) increased $81,543,000 from 2025 and the average yield on the portfolio increased to 3.17% in 2026 from 2.65% in 2025. The Susquehanna merger resulted in an initial increase in available-for-sale debt securities of $147,617,000. The majority of these securities were sold, and a significant portion of the proceeds were reinvested in securities contributing to the increase in average balance and yield.

Income from interest-bearing due from banks totaled $218,000 in 2026, a decrease of $503,000 from 2025. Within this category, the largest asset balance in 2026 and 2025 has been interest-bearing deposits held with the Federal Reserve. The average yield on interest-bearing due from banks decreased to 3.46% in 2026 from 4.31% in 2025. The average balance of interest-bearing due from banks was $25,516,000 in 2026, down from $67,896,000 in 2025.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased $400,000 to $12,134,000 in 2026 from $11,734,000 in 2025.

Interest expense on deposits increased $466,000, as the average balance of interest-bearing deposits increased $435,482,000 while the average rate decreased to 2.02% in 2026 from 2.45% in 2025. The increase in average deposit balances included the impact of the Susquehanna acquisition as well as organic growth. Within average deposits, average brokered deposits were $2,247,000 at an average rate of 3.79% in 2026 as compared to $26,580,000 at an average rate of 4.76% in 2025. In comparing 2026 to 2025, average savings deposits increased $166,089,000, average interest checking deposits increased $130,728,000, average time deposits increased

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

$108,224,000, average noninterest-bearing demand deposits increased $63,561,000 and average total money market accounts increased $30,441,000.

Interest expense on borrowed funds decreased $66,000 in 2026 as compared to 2025. Interest expense on short-term borrowings was $276,000 in 2026 compared to less than $1,000 in 2025 as the average balance of short-term borrowings increased to $28,203,000 in 2026 from $1,400,000 in 2025. Interest expense on long-term borrowings (FHLB advances) decreased $343,000 to $1,446,000 in 2026 from $1,789,000 in 2025. The average balance of long-term borrowings was $134,034,000 in 2026, down from an average balance of $162,392,000 in 2025. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations. The average rate on long-term borrowings was 4.38% in 2026 compared to 4.47% in 2025.

More information regarding borrowed funds is provided in Note 9 to the unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended
	March 31,		Increase/
(In Thousands)	2026	2025	(Decrease)
INTEREST INCOME
Interest-bearing due from banks	$218	$721	$(503)
Available-for-sale debt securities:
Taxable	3,518	2,302	1,216
Tax-exempt	647	648	(1)
Total available-for-sale debt securities	4,165	2,950	1,215
Loans receivable:
Taxable	35,641	27,503	8,138
Tax-exempt	765	728	37
Total loans receivable	36,406	28,231	8,175
Other earning assets	30	18	12
Total Interest Income	40,819	31,920	8,899

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	2,328	2,727	(399)
Money market	1,850	1,981	(131)
Savings	848	49	799
Time deposits	5,032	4,835	197
Total interest-bearing deposits	10,058	9,592	466
Borrowed funds:
Short-term	276	0	276
Long-term - FHLB advances	1,446	1,789	(343)
Senior notes, net	121	121	0
Subordinated debt, net	233	232	1
Total borrowed funds	2,076	2,142	(66)
Total Interest Expense	12,134	11,734	400

Net Interest Income	$28,685	$20,186	$8,499

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis (a non-GAAP measure), using the Corporation’s marginal federal income tax rate of 21%. The following table reconciles net interest income under U.S. GAAP as compared to net interest income as adjusted to a fully taxable-equivalent basis.

(In Thousands)	Three Months Ended
	March 31,		Increase/
	2026	2025	(Decrease)
Net Interest Income Under U.S. GAAP	$28,454	$19,975	$8,479
Add: fully taxable-equivalent interest income adjustment from tax-exempt securities	85	75	10
Add: fully taxable-equivalent interest income adjustment from tax-exempt loans	146	136	10
Net Interest Income as adjusted to a fully taxable-equivalent basis - Non-GAAP	$28,685	$20,186	$8,499

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - Analysis of Average Daily Balances and Rates

(Dollars in Thousands)	Three Months		Three Months
	Ended	Rate of	Ended	Rate of
	3/31/2026	Return/	3/31/2025	Return/
	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Interest-bearing due from banks	$25,516	3.46%	$67,896	4.31%
Available-for-sale debt securities, at amortized cost:
Taxable	427,531	3.34%	339,557	2.75%
Tax-exempt	104,712	2.51%	111,143	2.36%
Total available-for-sale debt securities	532,243	3.17%	450,700	2.65%
Loans receivable:
Taxable	2,271,112	6.36%	1,809,045	6.17%
Tax-exempt	93,852	3.31%	90,388	3.27%
Total loans receivable	2,364,964	6.24%	1,899,433	6.03%
Other earning assets	2,893	4.21%	1,777	4.11%
Total Earning Assets	2,925,616	5.66%	2,419,806	5.35%
Cash	25,498		20,920
Unrealized loss on securities	(27,003)		(44,405)
Allowance for credit losses	(31,520)		(20,341)
Bank-owned life insurance	61,275		51,383
Bank premises and equipment	27,551		21,329
Intangible assets	74,530		54,530
Other assets	90,741		71,928
Total Assets	$3,146,688		$2,575,150

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$669,972	1.41%	$539,244	2.05%
Money market	385,585	1.95%	355,144	2.26%
Savings	362,060	0.95%	195,971	0.10%
Time deposits	602,443	3.39%	494,219	3.97%
Total interest-bearing deposits	2,020,060	2.02%	1,584,578	2.45%
Borrowed funds:
Short-term	28,203	3.97%	1,400	0.00%
Long-term - FHLB advances	134,034	4.38%	162,392	4.47%
Senior notes, net	14,979	3.28%	14,908	3.29%
Subordinated debt, net	24,965	3.79%	24,846	3.79%
Total borrowed funds	202,181	4.16%	203,546	4.27%
Total Interest-bearing Liabilities	2,222,241	2.21%	1,788,124	2.66%
Demand deposits (noninterest bearing)	540,165		476,604
Other liabilities	38,145		32,279
Total Liabilities	2,800,551		2,297,007
Stockholders' equity, excluding accumulated other comprehensive loss	366,848		312,427
Accumulated other comprehensive loss	(20,711)		(34,284)
Total Stockholders' Equity	346,137		278,143
Total Liabilities and Stockholders' Equity	$3,146,688		$2,575,150
Interest Rate Spread		3.45%		2.69%
Net Interest Income/Earning Assets (Net Interest Margin)		3.98%		3.38%

Total Deposits (Interest-bearing and Demand)	$2,560,225		$2,061,182
Brokered Deposits	$2,247	3.79%	$26,580	4.76. %
(1)	Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(3)	Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	.	Three Months Ended 3/31/2026 vs. 3/31/2025
		Change in	Change in	Total
		Volume	Rate	Change
EARNING ASSETS
Interest-bearing due from banks		$(383)	$(120)	$(503)
Available-for-sale debt securities:
Taxable		666	550	1,216
Tax-exempt		(38)	37	(1)
Total available-for-sale debt securities		628	587	1,215
Loans receivable:
Taxable		7,226	912	8,138
Tax-exempt		28	9	37
Total loans receivable		7,254	921	8,175
Other earning assets		12	0	12
Total Interest Income		7,511	1,388	8,899

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking		571	(970)	(399)
Money market		161	(292)	(131)
Savings		72	727	799
Time deposits		966	(769)	197
Total interest-bearing deposits		1,770	(1,304)	466
Borrowed funds:
Short-term		97	179	276
Long-term - FHLB advances		(307)	(36)	(343)
Senior notes, net		1	(1)	0
Subordinated debt, net		1	0	1
Total borrowed funds		(208)	142	(66)
Total Interest Expense		1,562	(1,162)	400

Net Interest Income		$5,949	$2,550	$8,499
(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The income tax provision for the first quarter 2026 of $62,000 was $1,349,000 lower than the provision for the first quarter 2025. The effective tax rate (tax provision as a percentage of pre-tax income) was 18.5% in the first quarter 2026 compared to 18.3% in the first quarter 2025. The Corporation’s effective tax rates differ from the statutory federal rate of 21% principally because of the effects of tax-exempt interest income, nondeductible interest expense, state income taxes and other permanent differences.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation recognizes deferred tax assets and liabilities based on differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. The net deferred tax asset at March 31, 2026 and December 31, 2025 represents the following temporary difference components:

	March 31,	December 31,
(In Thousands)	2026	2025
Deferred tax assets:
Unrealized holding losses on securities	$7,079	$6,531
Allowance for credit losses on loans	7,372	6,765
Acquisition accounting adjustment on loans	1,560	1,727
Deferred compensation	2,072	2,008
Deferred loan origination fees	746	712
Operating leases liability	745	780
Net operating loss carryforward	301	305
Accrued incentive compensation	142	735
Bank premises and equipment	54	56
Other deferred tax assets	2,225	1,708
Total deferred tax assets	22,296	21,327

Deferred tax liabilities:
Core deposit intangibles	2,344	2,522
Right-of-use assets from operating leases	745	780
Mortgage servicing rights	188	210
Defined benefit plans - ASC 835	91	97
Other deferred tax liabilities	101	103
Total deferred tax liabilities	3,469	3,712
Deferred tax asset, net	$18,827	$17,615

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income.

Management believes the recorded net deferred tax asset at March 31, 2026 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

SECURITIES

Management continually evaluates several objectives in determining the size, securities mix and other characteristics of the available-for-sale debt securities (investment) portfolio. Key objectives include supporting liquidity needs and maximizing return on earning assets within reasonable risk parameters.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The composition of the available-for-sale debt securities portfolio at March 31, 2026 and December 31, 2025, 2024 and 2023 is as follows:

(Dollars In Thousands)	March 31, 2026		December 31, 2025		December 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Obligations of the U.S. Treasury	$8,042	7,456	$8,047	7,482	$8,067	7,118	$12,325	11,290
Obligations of U.S. Government agencies	10,936	10,212	11,423	10,749	10,154	9,025	11,119	9,946
Bank holding company debt securities	37,631	35,745	36,103	34,076	28,958	25,246	28,952	23,500
Obligations of states and political subdivisions:
Tax-exempt	104,941	96,758	105,149	98,359	111,995	101,302	113,464	104,199
Taxable	50,239	43,955	50,306	44,152	51,147	42,506	58,720	50,111
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	148,471	142,864	148,865	143,921	104,378	94,414	105,549	95,405
Residential collateralized mortgage obligations	62,511	60,094	65,782	63,707	53,389	49,894	50,212	46,462
Commercial mortgage-backed securities	98,771	92,296	99,095	92,631	73,470	64,501	76,412	66,682
Private label commercial mortgage-backed securities	0	0	3,490	3,489	8,365	8,374	8,215	8,160
Asset-backed securities,
Collateralized loan obligations	8,000	7,987	8,000	8,009	0	0	0	0
Total Available-for-Sale Debt Securities	$529,542	$497,367	$536,260	$506,575	$449,923	$402,380	$464,968	$415,755

Aggregate Unrealized Loss		$(32,175)		$(29,685)		$(47,543)		$(49,213)
Aggregate Unrealized Loss as a % of Amortized Cost		(6.1)%		(5.5)%		(10.6)%		(10.6)%

As reflected in the table above, the fair value of available-for-sale securities was lower than the amortized cost basis by $32,175,000, or 6.1%, at March 31, 2026, $29,685,000, or 5.5%, at December 31, 2025, $47,543,000, or 10.6%, at December 31, 2024 and $49,213,000, or 10.6%, at December 31, 2023. The volatility in the fair value of the portfolio, including the significant reduction in fair value, resulted from changes in interest rates.

Additional information regarding the potential impact of interest rate changes on all of the Corporation’s financial instruments is provided in Item 3, Quantitative and Qualitative Disclosures about Market Risk.

As described in Note 6 to the consolidated financial statements, management determined the Corporation does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at March 31, 2026 before it is able to recover the amortized cost basis. Further, management reviewed the Corporation’s holdings as of March 31, 2026  and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at March 31, 2026, other than securities issued or guaranteed by U.S. Government entities or agencies, was as follows:

●	Bank holding company debt securities – The Corporation’s holdings of bank holding company debt securities included one senior and eleven subordinated securities with face amounts ranging from $250,000 to $5 million. There have been no payment defaults on the securities. Eleven of the issuers have publicly traded common stock. At March 31, 2026, one of the securities with a face amount of $400,000 is unrated, and the rest of securities have external ratings ranging from BBB-/Baa3 to A-.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	Obligations of states and political subdivisions (municipal bonds) – All of the Corporation’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at March 31, 2026, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA or pre-refunded – 20% of the portfolio; AA – 72%; A – 8%.
●	Collateralized loan obligations (CLOs) – There were three CLOs securities, all of which were from the most senior payment (subordination) classes of their respective issuances. These securities were investment grade (rated Aaa), and there have been no payment defaults on these securities.

Based on the results of management’s assessment, there was no ACL required on available-for-sale debt securities in an unrealized loss position at March 31, 2026.

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Income section of Management’s Discussion and Analysis. Other significant balance sheet items, including securities, the allowance for credit losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding letters of credit at March 31, 2026.

Table VII shows the composition of the loan portfolio at March 31, 2026 and at year-end from 2021 through 2025. Throughout this time period, the portfolio was primarily commercial in nature. At March 31, 2026, commercial loans represented 76% of the portfolio while residential loans totaled 19% of the portfolio. As shown in Table VII, total loans receivable were higher by $458,517,000 at December 31, 2025 as compared to December 31, 2024. On October 1, 2025, $393,587,000 of gross loans receivable, net of purchase accounting adjustments, were recorded pursuant to the acquisition of Susquehanna.

Also included in Table VII is additional detail regarding the composition of the non-owner occupied commercial real estate loan portfolio at March 31, 2026. As shown in Table VII, the amortized cost of non-owner occupied commercial real estate loans for which the primary purpose is utilization of office space by third parties was $109,404,000, or 4.6% of gross loans receivable. At March 31, 2026, within this segment there were three loans with a total recorded investment of $8,600,000 in nonaccrual status with no individual allowances, including the loan discussed in the Earnings Overview and Provision and Allowance for Credit Losses section with a partial charge-off of $10,056,000 in the first quarter 2026 and an amortized cost basis at March 31, 2026 of $5,836,000.  The remainder of the non-owner occupied commercial real estate loans with a primary purpose of office space utilization were in accrual status with no individual allowance at March 31, 2026.

While the Corporation’s lending activities are primarily concentrated in its market areas, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Total participation loans outstanding amounted to $105,610,000 at March 31, 2026, down from $107,351,000  at December 31, 2025.

The Corporation is a party to financial instruments with off-balance sheet risk, including commitments to extend credit and standby letters of credit. At March 31, 2026, the total contract amount of commitments to extend credit was $489,887,000 as compared to $506,996,000 at December 31, 2025, and the contract amount of standby letters of credit was $59,161,000 at March 31, 2026 as compared to $58,914,000 at December 31, 2025.

The Corporation maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, commercial letters of credit and credit enhancement obligations related to residential mortgage loans sold with recourse, when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

expected credit losses on commitments expected to be funded over their estimated lives. The allowance for credit losses for off-balance sheet exposures of $1,039,000 at March 31, 2026 and $1,029,000 at December 31, 2025, is included in accrued interest and other liabilities in the unaudited consolidated balance sheets.

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

For loan sales originated under the MPF programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At March 31, 2026, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $2,562,000, and the corresponding total outstanding balance of repurchased loans at December 31, 2025 was $2,598,000.

At March 31, 2026, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $451,162,000, including loans sold through the MPF Xtra program of $176,497,000 and loans sold through the Original program of $274,665,000. At December 31, 2025, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $450,120,000, including loans sold through the MPF Xtra program of $177,464,000 and loans sold through the Original program of $272,656,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of March 31, 2026 and December 31, 2025.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	March 31,	December 31,
	2026	2025	2024	2023	2022	2021
Commercial real estate - non-owner occupied:
Non-owner occupied	$556,787	$569,974	$471,171	$499,104	$454,386	$358,352
Multi-family (5 or more) residential	170,891	160,284	105,174	64,076	55,406	49,054
1-4 Family - commercial purpose	198,203	197,480	163,220	174,162	165,805	175,027
Total commercial real estate - non-owner occupied	925,881	927,738	739,565	737,342	675,597	582,433
Commercial real estate - owner occupied	326,210	311,792	261,071	237,246	205,910	196,083
All other commercial loans:
Commercial and industrial	127,100	128,679	96,665	78,832	95,368	118,488
Commercial lines of credit	148,118	139,727	120,078	117,236	141,444	106,338
Political subdivisions	103,097	96,349	94,009	79,031	86,663	75,401
Commercial construction and land	123,170	123,887	92,741	104,123	60,892	59,505
Other commercial loans	70,431	71,895	19,784	20,471	25,710	26,498
Total all other commercial loans	571,916	560,537	423,277	399,693	410,077	386,230
Residential mortgage loans:
1-4 Family - residential	411,451	411,827	383,797	389,262	363,005	327,593
1-4 Family residential construction	34,460	32,123	24,212	24,452	30,577	23,151
Total residential mortgage	445,911	443,950	408,009	413,714	393,582	350,744
Consumer loans:
Consumer lines of credit (including HELOCs)	98,961	94,060	47,196	41,503	36,650	33,522
All other consumer	15,971	16,288	16,730	18,641	18,224	15,837
Total consumer	114,932	110,348	63,926	60,144	54,874	49,359
Total	2,384,850	2,354,365	1,895,848	1,848,139	1,740,040	1,564,849
Less: allowance for credit losses on loans	(33,832)	(31,048)	(20,035)	(19,208)	(16,615)	(13,537)
Loans, net	$2,351,018	$2,323,317	$1,875,813	$1,828,931	$1,723,425	$1,551,312

Additional details regarding the composition of the non-owner occupied commercial real estate loan portfolio, excluding multi-family (5 or more) residential and 1-4 Family-commercial purpose loans, at March 31, 2026 is as follows:

NON-OWNER OCCUPIED COMMERCIAL REAL ESTATE

(In Thousands)	March 31,	% of Non-owner	% of
	2026	Occupied CRE	Total Loans
Retail	$116,507	20.9%	4.9%
Office	109,404	19.6%	4.6%
Industrial	98,985	17.8%	4.2%
Hotels	81,638	14.7%	3.4%
Mixed Use	57,897	10.4%	2.4%
Self Storage Facilities	55,083	9.9%	2.3%
Other	37,273	6.7%	1.6%
Total Non-owner Occupied CRE Loans	$556,787
Total Gross Loans	$2,384,850

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

A summary of the provision  for credit losses for the three-month periods ended March 31, 2026 and 2025 is as follows:

(In Thousands)	3 Months	3 Months
	Ended	Ended
	March 31,	March 31,
	2026	2025
Provision for credit losses:
Loans receivable	$13,592	$228
Off-balance sheet exposures	10	8
Total provision for credit losses	$13,602	$236

The provision for credit losses was $13,602,000 in the first quarter 2026 as compared to $236,000 in the first quarter 2025. The increase in the first quarter 2026 provision was primarily driven by the impact on the ACL of an increase in net charge-offs to $10,808,000 as compared to $91,000 in the first quarter of 2025. As described in more detail in the Earnings Overview section, the significant increase in charge-offs in the first quarter of 2026 was mainly due to a partial charge-off of $10,056,000 on a non-owner occupied commercial real estate loan. The ACL was 1.42% of gross loans receivable at March 31, 2026, up from 1.32% at December 31, 2025 and 1.06% at March 31, 2025, as the higher level of net charge-offs in the first quarter 2026 impacted the portion of the Corporation’s ACL determined based on historical loss experience.

As shown in Table IX, the ACL on loans individually evaluated decreased to $2,655,000 at March 31, 2026 from $2,772,000 at December 31, 2025, including an ACL of $2,433,000 at March 31, 2026 on acquired PCD loans as part of the Susquehanna acquisition.

Table IX also shows that, at March 31, 2026 as compared to December 31, 2025, the ACL related to collectively evaluated commercial loans increased by a total of $1,848,000 and the ACL on collectively evaluated residential mortgage loans increased $1,028,000. The increase for commercial loans includes the impact of growth in the portfolio partially offset by a net decrease in qualitative adjustments resulting mainly from changes in external indexes and a decrease in loan concentrations. The increase for residential mortgage loans includes the impact of an increase in qualitative adjustments resulting mainly from changes in external indexes.

In the first quarter of 2026, net charge-offs totaled $10,808,000, or 1.83% (annualized) of average outstanding loans. Table VIII shows annual average net charge-off rates over the prior five calendar years ranging from a high of 0.26% in 2022 to a low of 0.01% in 2023.

Total nonperforming assets were $42,113,000 at March 31, 2026, up $9,000,000 from December 31, 2025. Nonperforming loans increased $9,008,000 from December 31, 2025. The increase in nonperforming assets and nonperforming loans in the first quarter 2026 included the impact of classifying the nonowner occupied commercial real estate loan referenced above as nonaccrual at March 31, 2026.  Table X shows that total nonperforming assets as a percentage of total assets was 1.33% at March 31, 2026, up from 1.06% at December 31, 2025. Table X also shows that total nonperforming assets as a percentage of assets as of year-end 2021 through 2024, ranged from a high of 1.04% at December 31, 2021 to a low of 0.75% at December 31, 2023.

Over the period 2021-2025 and the first 3 months of 2026, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on individual loans and may significantly impact the provision for credit losses and the amount of total charge-offs reported in any one period.

Management believes it has been prudent in its decisions concerning identification of loans requiring individual evaluation for credit loss, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the ACL calculated as of March 31, 2026. Management continues to closely monitor its commercial loan relationships for credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VIII through X present historical data related to loans and the allowance for credit losses.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VIII - ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES ON LOANS

(Dollars In Thousands)
	Three Months Ended
	March 31,		Years Ended December 31
	2026	2025	2025	2024	2023	2022	2021
Balance, beginning of year	$31,048	$20,035	$20,035	$19,208	$16,615	$13,537	$11,385
Adoption of ASU 2016-13 (CECL)	0	0	0	0	2,104	0	0
Allowance recorded in business combination- PCD loans	0	0	2,637	0	0	0	0
Allowance recorded in business combination- Non PCD loans	0	0	4,437	0	0	0	0
Charge-offs	(10,833)	(117)	(1,726)	(1,716)	(356)	(4,245)	(1,575)
Recoveries	25	26	109	113	92	68	66
Net charge-offs	(10,808)	(91)	(1,617)	(1,603)	(264)	(4,177)	(1,509)
Provision for credit losses on loans	13,592	228	5,556	2,430	753	7,255	3,661
Balance, end of period	$33,832	$20,172	$31,048	$20,035	$19,208	$16,615	$13,537
Net charge-offs as a % of average loans (annualized)	1.83%	0.02%	0.08%	0.09%	0.01%	0.26%	0.09%

TABLE IX - COMPONENTS OF THE ALLOWANCE FOR CREDIT LOSSES ON LOANS

(In Thousands)	March 31,	December 31,	December 31,	December 31,	January 1,
	2026	2025	2024	2023	2023
Loans individually evaluated	$2,655	$2,772	$122	$743	$751
Loans collectively evaluated:
Commercial real estate - nonowner occupied	20,629	17,171	11,964	10,379	9,641
Commercial real estate - owner occupied	3,336	3,820	2,722	2,111	1,765
All other commercial loans	4,164	5,290	3,361	3,811	3,914
Residential mortgage	2,657	1,629	1,356	1,764	2,407
Consumer	391	366	510	400	241
Total Allowance	$33,832	$31,048	$20,035	$19,208	$18,719

PRIOR TO CECL ADOPTION

(In Thousands)	As of December 31,
	2022	2021
ASC 310 - Impaired loans - individually evaluated	$453	$740
ASC 450 - Collectively evaluated:
Commercial	10,845	7,553
Residential mortgage	4,073	4,338
Consumer	244	235
Unallocated	1,000	671
Total Allowance	$16,615	$13,537

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE X - PAST DUE LOANS AND NONPERFORMING ASSETS

(Dollars In Thousands)	March 31,	As of December 31,
	2026	2025	2024	2023	2022	2021
Collateral dependent loans with a valuation allowance	$5,602	$5,401	$258	$7,786	$3,460	$6,540
Collateral dependent loans without a valuation allowance	35,230	27,027	29,867	3,478	14,871	2,636
Purchased credit impaired loans	0	0	0	0	1,027	6,558
Total collateral dependent loans	$40,832	$32,428	$30,125	$11,264	$19,358	$15,734
Total loans past due 30-89 days and still accruing	$10,217	$18,309	$5,658	$9,275	$7,079	$5,106
Nonperforming assets:
Purchased credit impaired loans	$0	$0	$0	$0	$1,027	$6,558
Other nonaccrual loans	41,863	32,836	23,842	15,177	22,058	12,441
Total nonaccrual loans	41,863	32,836	23,842	15,177	23,085	18,999
Total loans past due 90 days or more and still accruing	69	88	119	3,190	2,237	2,219
Total nonperforming loans	41,932	32,924	23,961	18,367	25,322	21,218
Foreclosed assets held for sale (real estate)	181	189	181	478	275	684
Total nonperforming assets	$42,113	$33,113	$24,142	$18,845	$25,597	$21,902

Total nonperforming loans as a % of loans	1.76%	1.40%	1.26%	0.99%	1.46%	1.36%
Total nonperforming assets as a % of assets	1.33%	1.06%	0.92%	0.75%	1.04%	0.94%
Nonaccrual loans as a % of loans	1.76%	1.39%	1.26%	0.82%	1.33%	1.21%
Allowance for credit losses as a % of nonaccrual loans	80.82%	94.55%	84.03%	79.01%	71.97%	71.25%
Allowance for credit losses as a % of total loans	1.42%	1.32%	1.06%	1.04%	0.95%	0.87%

Included in the table above at March 31, 2026 and December 31, 2025 were loans acquired from Susquehanna with credit deterioration (“PCD loans”) totaled as follows :

(Dollars In Thousands)	March 31,	December 31,
	2026	2025
	PCD Loans	PCD Loans
Collateral dependent loans with a valuation allowance	$4,970	$5,138
Collateral dependent loans without a valuation allowance	7,518	5,553
Total collateral dependent loans	$12,488	$10,691
Total loans past due 30-89 days and still accruing	$2,193	$5,810
Nonperforming assets,
Total nonaccrual loans	$8,566	$6,762

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

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale debt securities with a carrying value of $26,151,000 at March 31, 2026.

The Corporation’s outstanding, available, and total credit facilities at March 31, 2026 and December 31, 2025 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2026	2025	2026	2025	2026	2025
Federal Home Loan Bank of Pittsburgh	$174,202	$170,922	$948,272	$785,822	$1,137,639	$971,946
Federal Reserve Bank Discount Window	0	0	24,632	25,484	24,632	25,484
Other correspondent banks	0	0	75,000	75,000	75,000	75,000
Total credit facilities	$174,202	$170,922	$1,047,904	$886,306	$1,237,271	$1,072,430

At March 31, 2026, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of consisted of overnight borrowing of $13,113,000, long-term borrowings with par values totaling $139,489,000 and letters of credit totaling $21,600,000. At December 31, 2025, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of overnight borrowing of $27,000,000, long-term borrowings with par values totaling $120,935,000 and letters of credit totaling $22,987,000. Availability on the facility is also reduced by accrued interest payable on the borrowings and by the total of the Corporation’s credit enhancement obligations on residential mortgage loans sold under the MPF Original Program. Additional information regarding borrowed funds is included in Note 9 to the unaudited consolidated financial statements.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations or use repurchase agreements placed with brokers to borrow funds secured by investment assets. At March 31, 2026, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $315,391,000.

Deposits totaled $2,600,053,000 at March 31, 2026, up $35,337,000 from December 31, 2025. Deposits of $501,488,000 were assumed from Susquehanna, effective October 1, 2025. Average total deposits were 24.2% higher for the first quarter 2026 as compared to the first quarter 2025. Brokered deposits totaled $702,000 at March 31, 2026, a decrease of $3,148,000 from December 31, 2025.

As shown in the table below, at March 31, 2026, estimated uninsured deposits totaled $856.0 million, or 32.7%, of total deposits, as compared to $811.2 million, or 31.4% of total deposits at December 31, 2025. Included in uninsured deposits are deposits collateralized by securities (almost exclusively municipal deposits) totaling $171.3 million at March 31, 2026. As shown in the table below, total uninsured and uncollateralized deposits amounted to 26.1% of total deposits at March 31, 2026, as compared to 24.7% of total deposits at December 31, 2025.

As summarized in the table that immediately follows, the Corporation’s highly liquid sources of available funds described above, including unused borrowing capacity with the Federal Home Loan Bank of Pittsburgh, unused availability on the Federal Reserve Bank of Philadelphia’s discount window, available federal funds lines with other banks and unencumbered available-for-sale debt securities, totaled $1.4 billion at March 31, 2026. Available funding from these sources totaled 159.3% of uninsured deposits and 199.1% of total uninsured and uncollateralized deposits at March 31, 2026.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Uninsured Deposits Information	March 31,	December 31,
	2026	2025
Total Deposits - C&N Bank	$2,620,675	$2,584,952

Estimated Total Uninsured Deposits	$856,022	$811,209
Portion of Uninsured Deposits that are
Collateralized	171,335	172,585
Uninsured and Uncollateralized Deposits	$684,687	$638,624

Uninsured and Uncollateralized Deposits as
a % of Total Deposits	26.1%	24.7%

Available Funding from Credit Facilities	$1,047,904	$886,306
Fair Value of Available-for-sale Debt
Securities in Excess of Pledging Obligations	315,391	319,624
Highly Liquid Available Funding	$1,363,295	$1,205,930

Highly Liquid Available Funding as a % of
Uninsured Deposits	159.3%	148.7%

Highly Liquid Available Funding as a % of
Uninsured and Uncollateralized Deposits	199.1%	188.8%

Based on the ample sources of highly liquid funds as described above, management believes the Corporation is well-positioned to meet its short-term and long-term funding obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Details concerning capital ratios at March 31, 2026 and December 31, 2025 are presented below.  Management believes, as of March 31, 2026, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject and maintain a capital conservation buffer (described in more detail below) that allows the Corporation and  Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below,  the Corporation’s and C&N Bank’s capital ratios at March 31, 2026 and December 31, 2025 exceed the Corporation’s Board policy threshold levels. Management expects the Corporation and  C&N Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(Dollars in Thousands)							Minimum To Be
					Minimum To Maintain		Well
			Minimum		Capital Conservation		Capitalized Under		Minimum To Meet
			Capital		Buffer at Reporting		Prompt Corrective		the Corporation's
	Actual		Requirement		Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026:
Total capital to risk-weighted assets:
Consolidated	$343,649	14.12%	194,756	≥8%	255,617	≥10.5%	243,445	≥10%	$267,790	≥11%
C&N Bank	328,028	13.49%	194,526	≥8%	255,316	≥10.5%	243,158	≥10%	267,474	≥11%
Tier 1 capital to risk-weighted assets:
Consolidated	288,210	11.84%	146,067	≥6%	206,928	≥8.5%	194,756	≥8%	219,101	≥9%
C&N Bank	297,609	12.24%	145,895	≥6%	206,684	≥8.5%	194,526	≥8%	218,842	≥9%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	288,210	11.84%	109,550	≥4.5%	170,412	≥7.0%	158,239	≥6.5%	182,584	≥7.5%
C&N Bank	297,609	12.24%	109,421	≥4.5%	170,211	≥7.0%	158,053	≥6.5%	182,368	≥7.5%
Tier 1 capital to average assets:
Consolidated	288,210	9.31%	123,859	≥4%	N/A	N/A	154,824	≥5%	247,719	≥8%
C&N Bank	297,609	9.65%	123,404	≥4%	N/A	N/A	154,255	≥5%	246,809	≥8%

December 31, 2025:
Total capital to risk-weighted assets:
Consolidated	$346,139	14.45%	191,582	≥8%	251,452	≥10.5%	239,478	≥10%	$263,425	≥11%
C&N Bank	330,427	13.82%	191,318	≥8%	251,105	≥10.5%	239,148	≥10%	263,062	≥11%
Tier 1 capital to risk-weighted assets:
Consolidated	291,746	12.18%	143,687	≥6%	203,556	≥8.5%	191,582	≥8%	215,530	≥9%
C&N Bank	300,983	12.59%	143,489	≥6%	203,275	≥8.5%	191,318	≥8%	215,233	≥9%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	291,746	12.18%	107,765	≥4.5%	167,634	≥7.0%	155,661	≥6.5%	179,608	≥7.5%
C&N Bank	300,983	12.59%	107,616	≥4.5%	167,403	≥7.0%	155,446	≥6.5%	179,361	≥7.5%
Tier 1 capital to average assets:
Consolidated	291,746	9.32%	125,149	≥4%	N/A	N/A	156,437	≥5%	250,299	≥8%
C&N Bank	300,983	9.66%	124,597	≥4%	N/A	N/A	155,747	≥5%	249,195	≥8%

To avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At March 31, 2026, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, are as follows:

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

At March 31, 2026, the Corporation’s Capital Conservation Buffer was 5.84% and C&N Bank’s Capital Conservation Buffer was 5.49%.

On September 25, 2023, the Corporation announced a treasury stock repurchase program with no expiration that can be suspended or terminated by the Board of Directors, in its sole discretion. Under this program, the Corporation is authorized to repurchase up to 750,000 shares of its common stock. For the three ended March 31, 2026, there were no shares repurchased. At March 31, 2026, there were 723,465 shares available to be repurchased under the program.

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

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive (loss) income within stockholders’ equity. Accumulated other comprehensive (loss) income is excluded from the Bank’s and the Corporation’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $25,096,000 at March 31, 2026 and $23,154,000 at December 31, 2025. Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity. To the extent unrealized losses on available-for-sale debt securities result from credit losses, unrealized losses are recorded as a charge against earnings. The securities section of Management’s Discussion and Analysis and Note 6 to the unaudited consolidated financial statements provide additional information concerning management’s evaluation of available-for-sale debt securities for credit losses at March 31, 2026.

Tangible common equity is a non-GAAP measure, and tangible common book value per share and tangible common equity as a percentage of tangible assets are non-GAAP ratios. Management believes this non-GAAP information is helpful in evaluating the strength of the Corporation’s capital and in providing an alternative valuation of the Corporation’s net worth. Information at March 31, 2026 and December 31, 2025  is as follows:

(Dollars In Thousands, Except Per Share Data)	March 31,	December 31,
	2026	2025
Total Assets	$3,164,340	$3,132,469
Less: Intangible Asset, Goodwill	(63,311)	(63,311)
Less: Intangible Asset, Core Deposit Intangibles, net	(10,758)	(11,573)
Related Tax Effect on Core Deposit Intangibles, net	2,367	2,546
Tangible Assets (1)	$3,092,638	$3,060,131
Total Stockholders' Equity	$335,564	$341,714
Less: Intangible Asset, Goodwill	(63,311)	(63,311)
Less: Intangible Asset, Core Deposit Intangibles, net	(10,758)	(11,573)
Related Tax Effect on Core Deposit Intangibles, net	2,367	2,546
Tangible Common Equity (2)	$263,862	$269,376

Common Shares Outstanding, End of Period (3)	17,909,958	17,823,444
Tangible Common Book Value per Share = (2)/(3)	$14.73	$15.11
Tangible Common Equity (2) / Tangible Assets (1)	8.53%	8.80%

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

Table XI, which follows this discussion, is based on the results of calculations performed using the simulation model as of March 31, 2026 and December 31, 2025. The Table shows that as of the respective dates, the changes in net interest income and changes in economic value of equity were within the policy limits in all scenarios.

Based on March 31, 2026 and December 31, 2025 data, the amounts of net interest income decrease, as compared to the amounts based on current interest rates, in both the upward and downward rate scenarios. Similarly, at March 31, 2026 and December 31, 2025, EVE is modeled to decrease compared to the 0 basis point scenario in all of the rising and falling rate scenarios The modeling results reflect the impact of management’s assumptions that the Corporation’s deposit rates would rise in the increasing rate scenarios to a greater extent than they would fall in the decreasing rate scenarios. Further, results in the downward rate scenarios reflect limitations on the benefit of falling rates on some deposit types due to a 0% assumed floor.

Under U.S. generally accepted accounting principles, available-for-sale debt securities are carried at fair value as of each balance sheet date. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive income (loss) within stockholders’ equity. Increases in interest rates have caused the fair value of the Corporation’s available-for-sale debt securities to decrease, resulting in an accumulated other comprehensive loss related to securities of $25.1 million at March 31, 2026. In contrast, most of the Corporation’s other financial instruments, including loans receivable (held for investment), deposits and borrowed funds are carried on the balance sheet at historical cost without adjustment for the impact of changes in interest rates.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XI – THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

March 31, 2026 Data
(In Thousands)	Period Ending March 31, 2027

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$194,374	$99,684	$94,690	(20.4)%	25.0%
+300	187,442	84,219	103,223	(13.2)%	20.0%
+200	180,446	70,300	110,146	(7.4)%	15.0%
+100	173,329	57,932	115,397	(3.0)%	10.0%
0	166,074	47,113	118,961	0.0%	0.0%
-100	158,354	40,461	117,893	(0.9)%	10.0%
-200	149,326	33,839	115,487	(2.9)%	15.0%
-300	139,597	27,822	111,775	(6.0)%	20.0%
-400	128,818	22,580	106,238	(10.7)%	25.0%

	Economic Value of Equity at March 31, 2026

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$614,980	(15.1)%	40.0%
+300	655,946	(9.5)%	30.0%
+200	689,868	(4.8)%	25.0%
+100	713,490	(1.5)%	15.0%
0	724,494	0.0%	0.0%
-100	697,866	(3.7)%	15.0%
-200	647,136	(10.7)%	25.0%
-300	579,295	(20.0)%	30.0%
-400	496,021	(31.5)%	40.0%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2025 Data
(In Thousands)	Period Ending December 31, 2026

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$190,241	$101,840	$88,401	(22.4)%	25.0%
+300	183,502	86,341	97,161	(14.7)%	20.0%
+200	176,675	72,323	104,352	(8.4)%	15.0%
+100	169,739	59,787	109,952	(3.5)%	10.0%
0	162,684	48,733	113,951	0.0%	0.0%
-100	155,164	41,661	113,503	(0.4)%	10.0%
-200	146,491	34,657	111,834	(1.9)%	15.0%
-300	136,961	28,400	108,561	(4.7)%	20.0%
-400	126,625	23,288	103,337	(9.3)%	25.0%

	Economic Value of Equity at December 31, 2025

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$572,841	(16.8)%	40.0%
+300	614,522	(10.7)%	30.0%
+200	649,738	(5.6)%	25.0%
+100	675,284	(1.9)%	15.0%
0	688,389	0.0%	0.0%
-100	665,037	(3.4)%	15.0%
-200	617,865	(10.2)%	25.0%
-300	553,948	(19.5)%	30.0%
-400	474,663	(31.0)%	40.0%

ITEM 4. CONTROLS AND PROCEDURES

The Corporation’s management, under the supervision of and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the design and effectiveness of the Corporation’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. This evaluation did not include an assessment of those disclosure controls and procedures that are involved in, and did not include an assessment of, internal control over financial reporting as it relates to Susquehanna Community Financial Inc. (“Susquehanna”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective to ensure that all material information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Susquehanna acquisition was completed October 1, 2025, and during the fourth quarter of 2025 and the first quarter of 2026 the Corporation began the process of integrating processes and internal control over financial reporting for the former Susquehanna locations into those of the Corporation. Though significant progress has been made, at March 31, 2026, the Corporation’s management has not yet completed changes to processes, information technology systems and other components of internal control over financial reporting as part of the integration activities.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Annual Report on Form 10-K filed March 6, 2026.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 25, 2023, the Corporation announced a treasury stock repurchase program. Under the approved program, the Corporation is authorized to repurchase up to 750,000 shares of the Corporation’s common stock, or slightly less than 5% of the Corporation’s issued and outstanding shares at August 4, 2023. The program was effective when publicly announced and will continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion. All shares of common stock repurchased pursuant to the program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase and Sale Plan and its equity compensation program. There were no shares repurchased under the repurchase program during the first quarter 2026. At March 31, 2026, there were 723,465 shares available to be repurchased under the program.

The following table sets forth a summary of purchases by the Corporation, in the open market, of its equity securities during the first quarter 2026:

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet
			Publicly	be Purchased
	Total Number	Average	Announced	Under
	of Shares	Price Paid	Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
January 1 - 31, 2026	0	$0	0	723,465
February 1 - 28, 2026	0	$0	0	723,465
March 1 - 31, 2026	0	$0	0	723,465
Total	0	$0	0

Item 3.       Defaults Upon Senior Securities

None

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 4.       Mine Safety Disclosures

Not applicable

Item 5.     Other Information

During the three months ended March 31, 2026, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.       Exhibits

Agreement and Plan of Merger dated April 23, 2025 between Susquehanna Community Financial, Inc. and Citizens & Northern Corporation
2.1	Agreement and Plan of Merger dated April 23, 2025 between Susquehanna Community Financial, Inc. and Citizens & Northern Corporation	Incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed April 23, 2025

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 10-Q filed May 6, 2022

3.2	By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed February 18, 2022

31.	Rule 13a-14(a)/15d-14(a) certifications:

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32.	Section 1350 certifications	Filed herewith

101.INS	Inline XBRL Instance Document.	Filed herewith

101.SCH	Inline XBRL Schema Document.	Filed herewith

101.CAL	Inline XBRL Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Presentation Linkbase Document.	Filed herewith

104	The cover page of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (contained in Exhibit 101).	Filed herewith

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

May 8, 2026	By: /s/ J. Bradley Scovill
Date	President and Chief Executive Officer

May 8, 2026	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer