Form 10-Q
period 2026-09-30
CITIZENS & NORTHERN CORP
filed 2026-11-06
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	17,950,560 Shares Outstanding on November 2, 2026

X

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data) (Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Cash and due from banks:
Noninterest-bearing	$24,606	$22,289
Interest-bearing	75,386	23,767
Total cash and due from banks	99,992	46,056
Available-for-sale debt securities, at fair value	490,474	506,575

Loans receivable	2,331,395	2,354,365
Allowance for credit losses	(28,952)	(31,048)
Loans, net	2,302,443	2,323,317

Bank-owned life insurance	62,673	61,094
Accrued interest receivable	11,629	11,594
Bank premises and equipment, net	27,113	27,755
Foreclosed assets held for sale	336	189
Deferred tax asset, net	22,186	17,615
Goodwill	63,311	63,311
Core deposit intangibles, net	9,129	11,573
Other assets	60,918	63,390
TOTAL ASSETS	$3,150,204	$3,132,469

LIABILITIES
Deposits:
Noninterest-bearing	$537,857	$531,442
Interest-bearing	2,070,655	2,033,274
Total deposits	2,608,512	2,564,716
Short-term borrowings	4,796	28,618
Long-term borrowings - FHLB advances	133,662	120,935
Senior notes, net	0	14,970
Subordinated debt, net	25,000	24,949
Accrued interest and other liabilities	34,914	36,567
TOTAL LIABILITIES	2,806,884	2,790,755

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; no shares issued	0	0
Common stock, par value $1.00 per share; authorized 30,000,000 shares;
issued 18,303,120 and outstanding 17,950,560 at September 30, 2026;
issued 18,303,120 and outstanding 17,823,444 at December 31, 2025	18,303	18,303
Paid-in capital	184,862	185,696
Retained earnings	186,791	171,214
Treasury stock, at cost; 352,560 shares at September 30, 2026 and 479,676
shares at December 31, 2025	(7,873)	(10,704)
Accumulated other comprehensive loss	(38,763)	(22,795)
TOTAL STOCKHOLDERS' EQUITY	343,320	341,714
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,150,204	$3,132,469

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income

(In Thousands, Except Per Share Data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
INTEREST INCOME
Interest and fees on loans:
Taxable	$36,921	$29,085	$109,145	$84,639
Tax-exempt	633	590	1,881	1,784
Income from available-for-sale debt securities:
Taxable	3,651	2,390	10,676	7,021
Tax-exempt	556	568	1,680	1,720
Other interest and dividend income	515	1,017	1,048	2,649
Total interest and dividend income	42,276	33,650	124,430	97,813
INTEREST EXPENSE
Interest on deposits	10,165	9,456	30,043	28,332
Interest on short-term borrowings	123	0	736	1
Interest on long-term borrowings - FHLB advances	1,381	1,577	4,250	5,040
Interest on senior notes, net	0	121	202	362
Interest on subordinated debt, net	402	233	922	698
Total interest expense	12,071	11,387	36,153	34,433
Net interest income	30,205	22,263	88,277	63,380
(Credit) provision for credit losses	(3,171)	2,163	8,585	4,753
Net interest income after (credit) provision for credit losses	33,376	20,100	79,692	58,627
NONINTEREST INCOME
Trust revenue	2,188	2,056	6,515	6,125
Brokerage and insurance revenue	755	490	2,159	1,542
Service charges on deposit accounts	1,785	1,471	5,196	4,333
Interchange revenue from debit card transactions	1,348	1,137	3,962	3,391
Net gains from sale of loans	728	408	1,706	925
Loan servicing fees, net	216	107	517	418
Increase in cash surrender value of life insurance	537	477	1,579	1,400
Other noninterest income	1,793	1,158	5,684	4,320
Realized gains on available-for-sale debt securities, net	2	0	29	0
Total noninterest income	9,352	7,304	27,347	22,454
NONINTEREST EXPENSE
Salaries and employee benefits	12,817	11,293	39,215	34,119
Net occupancy and equipment expense	1,710	1,336	5,329	4,198
Data processing and telecommunications expense	2,333	1,939	7,031	5,991
Automated teller machine and interchange expense	638	529	1,756	1,319
Pennsylvania shares tax	586	469	1,758	1,435
Professional fees	580	445	1,963	1,468
Merger-related expenses	0	882	0	1,049
Other noninterest expense	3,662	2,496	11,825	8,251
Total noninterest expense	22,326	19,389	68,877	57,830
Income before income tax provision	20,402	8,015	38,162	23,251
Income tax provision	4,117	1,464	7,547	4,290
NET INCOME	$16,285	$6,551	$30,615	$18,961
EARNINGS PER COMMON SHARE - BASIC AND DILUTED	$0.92	$0.42	$1.72	$1.22

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income

(In Thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Net income	$16,285	$6,551	$30,615	$18,961

Available-for-sale debt securities:
Unrealized holding (losses) gains on available-for-sale debt securities	(18,959)	5,979	(20,379)	13,757
Reclassification adjustment for gains realized in income	(2)	0	(29)	0
Other comprehensive (loss) income on available-for-sale debt securities	(18,961)	5,979	(20,408)	13,757

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	0	0	(9)	69
Amortization of prior service cost and net actuarial gain included in net periodic benefit cost	(18)	(21)	(54)	(65)
Other comprehensive (loss) income on pension and postretirement obligations	(18)	(21)	(63)	4

Other comprehensive (loss) income before income tax	(18,979)	5,958	(20,471)	13,761
Income tax related to other comprehensive loss (income)	4,177	(1,310)	4,503	(3,026)

Other comprehensive (loss) income, net	(14,802)	4,648	(15,968)	10,735

Comprehensive income	$1,483	$11,199	$14,647	$29,696

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,615	$18,961
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,585	4,753
Realized gains on available-for-sale debt securities, net	(29)	0
Net amortization of available-for-sale debt securities	1,018	1,056
Increase in cash surrender value of life insurance	(1,579)	(1,400)
Depreciation and amortization of bank premises and equipment	2,058	1,676
Net amortization (accretion) of acquisition accounting adjustments	505	(66)
Stock-based compensation	936	993
Deferred income taxes	(68)	(687)
Decrease in fair value of servicing rights	337	200
Net gains from sale of loans	(1,706)	(925)
Origination of loans held for sale	(59,592)	(31,334)
Proceeds from sales of loans held for sale	58,856	32,689
Decrease in accrued interest receivable and other assets	5,001	852
Decrease in accrued interest payable and other liabilities	(1,814)	(5,456)
Other	75	112
Net Cash Provided by Operating Activities	43,198	21,424
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	1,000	1,000
Proceeds from calls and maturities of available-for-sale debt securities	40,984	35,499
Purchase of available-for-sale debt securities	(46,280)	(35,731)
Redemption of Federal Home Loan Bank of Pittsburgh stock	13,844	1,596
Purchase of Federal Home Loan Bank of Pittsburgh stock	(14,079)	(924)
Purchase of Federal Reserve Bank stock	(68)	(32)
Net decrease (increase) in loans	13,835	(49,839)
Purchase of premises and equipment	(1,434)	(1,453)
Other	50	60
Net Cash Provided by (Used in) Investing Activities	7,852	(49,824)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	43,907	71,826
Net decrease in short-term borrowings	(23,822)	(999)
Proceeds from long-term borrowings - FHLB advances	45,245	0
Repayments of long-term borrowings - FHLB advances	(32,518)	(32,557)
Redemption of senior notes	(15,000)	0
Purchases of treasury stock	(210)	(208)
Common dividends paid	(13,716)	(11,746)
Net Cash Provided by Financing Activities	3,886	26,316
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,936	(2,084)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,706	123,574
CASH AND CASH EQUIVALENTS, END OF PERIOD	$99,642	$121,490
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$155	$231
Leased assets obtained in exchange for new operating lease liabilities	$58	$1,126
Interest paid	$36,960	$34,753
Income taxes paid	$2,142	$6,548

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands, Except Share and Per Share Data) (Unaudited)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Three Months Ended September 30, 2026	Shares	Shares	Stock	Capital	Earnings	Loss	Stock	Total
Balance, June 30, 2026	18,303,120	361,015	$18,303	$184,340	$175,519	$(23,961)	$(8,062)	$346,139
Net income					16,285			16,285
Other comprehensive loss, net						(14,802)		(14,802)
Cash dividends declared on common stock, $.28 per share					(5,013)			(5,013)
Shares issued for dividend reinvestment plan		(16,356)		59			366	425
Forfeiture of restricted stock		7,901		177			(177)	0
Stock-based compensation expense				286				286
Balance, September 30, 2026	18,303,120	352,560	$18,303	$184,862	$186,791	$(38,763)	$(7,873)	$343,320

Three Months Ended September 30, 2025
Balance, June 30, 2025	16,030,172	515,229	$16,030	$142,982	$169,521	$(30,674)	$(11,502)	$286,357
Net income					6,551			6,551
Other comprehensive income, net						4,648		4,648
Cash dividends declared on common stock, $.28 per share					(4,339)			(4,339)
Shares issued for dividend reinvestment plan		(20,886)		(61)			466	405
Forfeiture of restricted stock		4,129		94			(94)	0
Stock-based compensation expense				337				337
Balance, September 30, 2025	16,030,172	498,472	$16,030	$143,352	$171,733	$(26,026)	$(11,130)	$293,959

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
Nine Months Ended September 30, 2026	Shares	Shares	Stock	Capital	Earnings	Loss	Stock	Total
Balance, December 31, 2025	18,303,120	479,676	$18,303	$185,696	$171,214	$(22,795)	$(10,704)	$341,714
Net income					30,615			30,615
Other comprehensive loss, net						(15,968)		(15,968)
Cash dividends declared on common stock, $.84 per share					(15,038)			(15,038)
Shares issued for dividend reinvestment plan		(54,640)		51			1,220	1,271
Restricted stock granted		(95,445)		(2,131)			2,131	0
Forfeiture of restricted stock		13,741		310			(310)	0
Stock-based compensation expense				936				936
Purchase of restricted stock for tax withholding		9,228					(210)	(210)
Balance, September 30, 2026	18,303,120	352,560	$18,303	$184,862	$186,791	$(38,763)	$(7,873)	$343,320

Nine Months Ended September 30, 2025
Balance, December 31, 2024	16,030,172	596,678	$16,030	$143,565	$165,778	$(36,761)	$(13,328)	$275,284
Net income					18,961			18,961
Other comprehensive income, net						10,735		10,735
Cash dividends declared on common stock, $.84 per share					(13,006)			(13,006)
Shares issued for dividend reinvestment plan		(59,629)		(130)			1,330	1,200
Restricted stock granted		(55,661)		(1,243)			1,243	0
Forfeiture of restricted stock		7,351		167			(167)	0
Stock-based compensation expense				993				993
Purchase of restricted stock for tax withholding		9,733					(208)	(208)
Balance, September 30, 2025	16,030,172	498,472	$16,030	$143,352	$171,733	$(26,026)	$(11,130)	$293,959

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

Operating results reported for the nine-month period ended September 30, 2026 might not be indicative of the results for the year ending December 31, 2026. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

In connection with the acquisition, the Corporation issued approximately 2.3 million shares of common stock to the former Susquehanna shareholders, resulting in merger consideration valued at $44.6 million and an increase in stockholders’ equity of $44.4 million, net of issuance costs. Intangible assets recorded included goodwill of $10.8 million and a core deposit intangible asset of $10.7 million. Assets acquired included loans valued at $393.6 million, securities valued at $147.6 million, bank-owned life insurance valued at $8.0 million and cash and due from banks of $6.1 million. Liabilities assumed included deposits valued at $501.5 million and short-term borrowings valued at $45.8 million. The assets purchased and liabilities assumed were recorded at their preliminary estimated fair values at the time of closing and may be adjusted for up to one year subsequent to the acquisition. There were no adjustments to the fair value measurements of assets acquired or liabilities assumed in the nine months ended September 30, 2026.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Merger-related expenses related to the acquisition of Susquehanna totaled $882,000 in the third quarter 2025 and $1,049,000 in the nine months ended September 30, 2025. There were no merger-related expenses in the nine months ended September 30, 2026.

3. PER SHARE DATA

Earnings per common share are calculated using the two-class method to determine income attributable to common shareholders. Included in the three month and nine months ended September 30, 2025 were unvested restricted stock awards that contain nonforfeitable rights to dividends that were considered participating securities under the two-class method. Distributed dividends and an allocation of undistributed net income to participating securities reduce the amount of income attributable to common shareholders. Income attributable to common shareholders is then divided by weighted-average common shares outstanding for the period to determine basic earnings per common share. The Corporation’s basic and diluted earnings per share are the same because there are no potential dilutive shares of common stock outstanding.

(In Thousands, Except Share and Per Share Data)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Net income	$16,285	$6,551	$30,615	$18,961
Less: Dividends and undistributed earnings allocated to participating securities	0	(53)	0	(153)
Net income attributable to common shares	$16,285	$6,498	$30,615	$18,808
Weighted-average common shares outstanding	17,793,424	15,398,262	17,766,178	15,371,733
Earnings per common share - Basic and Diluted	$0.92	$0.42	$1.72	$1.22
Weighted-average nonvested restricted shares outstanding	150,557	126,451	150,061	125,204

4. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, were as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended September 30, 2026
Available-for-sale debt securities:
Unrealized holding loss on available-for-sale debt securities	$(18,959)	$4,173	$(14,786)
Reclassification adjustment for (gains) realized in income	(2)	0	(2)
Other comprehensive loss from available-for-sale debt securities	(18,961)	4,173	(14,788)
Unfunded pension and postretirement obligations:
Amortization of prior service cost and net actuarial gains included in net periodic benefit cost	(18)	4	(14)
Other comprehensive loss on unfunded retirement obligations	(18)	4	(14)
Total other comprehensive loss	$(18,979)	$4,177	$(14,802)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended September 30, 2025
Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$5,979	$(1,314)	$4,665
Reclassification adjustment for (gains) realized in income	0	0	0
Other comprehensive income from available-for-sale debt securities	5,979	(1,314)	4,665
Unfunded pension and postretirement obligations:
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(21)	4	(17)
Other comprehensive loss on unfunded retirement obligations	(21)	4	(17)
Total other comprehensive income	$5,958	$(1,310)	$4,648

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2026
Available-for-sale debt securities:
Unrealized holding loss on available-for-sale debt securities	$(20,379)	4,484	$(15,895)
Reclassification adjustment for (gains) realized in income	(29)	6	(23)
Other comprehensive loss from available-for-sale debt securities	(20,408)	4,490	(15,918)
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	(9)	2	(7)
Amortization of prior service cost and net actuarial loss included in net periodic benefit cost	(54)	11	(43)
Other comprehensive loss on unfunded retirement obligations	(63)	13	(50)
Total other comprehensive loss	$(20,471)	$4,503	$(15,968)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2025
Available-for-sale debt securities:
Unrealized holding gains on available-for-sale debt securities	$13,757	$(3,025)	$10,732
Reclassification adjustment for (gains) realized in income	0	0	0
Other comprehensive income from available-for-sale debt securities	13,757	(3,025)	10,732
Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses	69	(15)	54
Amortization of prior service cost and net actuarial gain included in net periodic benefit cost	(65)	14	(51)
Other comprehensive income on unfunded retirement obligations	4	(1)	3
Total other comprehensive income	$13,761	$(3,026)	$10,735

The amounts shown in the table immediately above are included in the following line items in the consolidated statements of income:

Affected Line Item in the
Description	Consolidated Statements of Income
Reclassification adjustment for (gains) realized in income (before-tax)	Realized gains on available-for-sale debt securities, net
Amortization of prior service cost and net actuarial gain included in net periodic benefit cost (before-tax)	Other noninterest expense
Income tax effect	Income tax provision

Changes in the components of accumulated other comprehensive (loss) income were as follows and are presented net of tax:

(In Thousands)	Unrealized		Accumulated
	(Losses)	Unfunded	Other
	Gains	Retirement	Comprehensive
	on Securities	Obligations	(Loss) Income
Three Months Ended September 30, 2026
Balance, beginning of period	$(24,284)	323	$(23,961)
Other comprehensive loss during three months ended September 30, 2026	(14,788)	(14)	(14,802)
Balance, end of period	$(39,072)	$309	$(38,763)

Three Months Ended September 30, 2025
Balance, beginning of period	$(31,017)	$343	$(30,674)
Other comprehensive income during three months ended September 30, 2025	4,665	(17)	4,648
Balance, end of period	$(26,352)	$326	$(26,026)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Unrealized		Accumulated
	(Losses)	Unfunded	Other
	Gains	Retirement	Comprehensive
	on Securities	Obligations	(Loss) Income
Nine Months Ended September 30, 2026
Balance, beginning of period	$(23,154)	$359	$(22,795)
Other comprehensive loss during nine months ended September 30, 2026	(15,918)	(50)	(15,968)
Balance, end of period	$(39,072)	$309	$(38,763)

Nine Months Ended September 30, 2025
Balance, beginning of period	$(37,084)	$323	$(36,761)
Other comprehensive income during nine months ended September 30, 2025	10,732	3	10,735
Balance, end of period	$(26,352)	$326	$(26,026)

5. CASH AND DUE FROM BANKS

Cash and due from banks at September 30, 2026 and December 31, 2025 include the following:

(In Thousands)	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$99,642	$44,706
Certificates of deposit	350	1,350
Total cash and due from banks	$99,992	$46,056

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

6. SECURITIES

Amortized cost and fair value of available-for-sale debt securities at September 30, 2026 and December 31, 2025 are summarized as follows.

(In Thousands)	September 30, 2026
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$8,031	$0	$(704)	$7,327
Obligations of U.S. Government agencies	10,153	1	(974)	9,180
Bank holding company debt securities	40,200	11	(1,185)	39,026
Obligations of states and political subdivisions:
Tax-exempt	101,811	118	(14,505)	87,424
Taxable	50,107	0	(8,394)	41,713
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	155,405	0	(10,914)	144,491
Residential collateralized mortgage obligations	59,946	5	(3,928)	56,023
Commercial mortgage-backed securities	106,914	0	(9,640)	97,274
Asset-backed securities,
Collateralized loan obligations	8,000	16	0	8,016
Total available-for-sale debt securities	$540,567	$151	$(50,244)	$490,474

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	December 31, 2025
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Obligations of the U.S. Treasury	$8,047	$0	$(565)	$7,482
Obligations of U.S. Government agencies	11,423	3	(677)	10,749
Bank holding company debt securities	36,103	8	(2,035)	34,076
Obligations of states and political subdivisions:
Tax-exempt	105,149	317	(7,107)	98,359
Taxable	50,306	4	(6,158)	44,152
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	148,865	679	(5,623)	143,921
Residential collateralized mortgage obligations	65,782	107	(2,182)	63,707
Commercial mortgage-backed securities	99,095	23	(6,487)	92,631
Private label commercial mortgage-backed securities	3,490	0	(1)	3,489
Asset-backed securities,
Collateralized loan obligations	8,000	9	0	8,009
Total available-for-sale debt securities	$536,260	$1,150	$(30,835)	$506,575

The following table presents gross unrealized losses and fair value of available-for-sale debt securities with unrealized loss positions aggregated by length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025 for which an allowance for credit losses has not been recorded:

September 30, 2026	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$0	$0	$7,327	$(704)	$7,327	$(704)
Obligations of U.S. Government agencies	0	0	7,722	(974)	7,722	(974)
Bank holding company debt securities	14,624	(342)	24,157	(843)	38,781	(1,185)
Obligations of states and political subdivisions:
Tax-exempt	13,396	(911)	71,268	(13,594)	84,664	(14,505)
Taxable	1,462	(86)	39,526	(8,308)	40,988	(8,394)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	96,741	(4,020)	47,750	(6,894)	144,491	(10,914)
Residential collateralized mortgage obligations	37,029	(1,328)	16,842	(2,600)	53,871	(3,928)
Commercial mortgage-backed securities	32,925	(1,519)	64,349	(8,121)	97,274	(9,640)
Total	$196,177	$(8,206)	$278,941	$(42,038)	$475,118	$(50,244)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2025	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of the U.S. Treasury	$0	$0	$7,482	$(565)	$7,482	$(565)
Obligations of U.S. Government agencies	0	0	8,570	(677)	8,570	(677)
Bank holding company debt securities	2,188	(44)	23,008	(1,991)	25,196	(2,035)
Obligations of states and political subdivisions:
Tax-exempt	0	0	86,724	(7,107)	86,724	(7,107)
Taxable	1,324	(218)	42,027	(5,940)	43,351	(6,158)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	20,235	(51)	57,647	(5,572)	77,882	(5,623)
Residential collateralized mortgage obligations	0	0	23,194	(2,182)	23,194	(2,182)
Commercial mortgage-backed securities	27,643	(183)	62,605	(6,304)	90,248	(6,487)
Private label commercial mortgage-backed securities	3,489	(1)	0	0	3,489	(1)
Total	$54,879	$(497)	$311,257	$(30,338)	$366,136	$(30,835)

As reflected in the tables above, gross unrealized holding losses on available-for-sale debt securities totaled $50,244,000 at September 30, 2026 and $30,835,000 at December 31, 2025. At September 30, 2026, the Corporation did not have the intent to sell, nor is it more likely than not it will be required to sell, these securities before it is able to recover the amortized cost basis. The unrealized holding losses were consistent with increases in market interest rates that have occurred subsequent to the purchase of most of the securities.

At September 30, 2026 and December 31, 2025, management performed an assessment for possible credit losses of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. At September 30, 2026 and December 31, 2025, all of the Corporation’s holdings of bank holding company debt securities, obligations of states and political subdivisions, private label commercial mortgage-backed securities and collateralized loan obligations were investment grade and there have been no payment defaults.

Based on the results of the assessment, there was no ACL required on available-for-sale debt securities in an unrealized loss position at September 30, 2026 and December 31, 2025.

There were no sales of available-for-sale debt securities in the three-month and nine-month periods ended September 30, 2026 and 2025. Gross realized gains and losses from the call of available-for-sale debt securities for the three and nine months ended September 30, 2026 and 2025 were as follows:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Gross realized gains	$2	$0	$29	$0
Gross realized losses	0	0	0	0
Net realized gains (losses)	$2	$0	$29	$0
Income tax provision related to net realized gains (losses)	$0	$0	$6	$0

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of September 30, 2026. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	September 30, 2026
	Amortized	Fair
	Cost	Value
Due in one year or less	$6,445	$6,327
Due from one year through five years	43,319	40,228
Due from five years through ten years	85,694	78,564
Due after ten years	74,844	59,551
Sub-total	210,302	184,670
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	155,405	144,491
Residential collateralized mortgage obligations	59,946	56,023
Commercial mortgage-backed securities	106,914	97,274
Asset-backed securities,
Collateralized loan obligations	8,000	8,016
Total	$540,567	$490,474

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

Investment securities carried at $203,589,000 at September 30, 2026 and $215,252,000 at December 31, 2025 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 9 for information concerning securities pledged to secure borrowing arrangements.

Equity Securities

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in other assets in the consolidated balance sheets, was $18,959,000 at September 30, 2026 and $18,724,000 at December 31, 2025. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at September 30, 2026 and December 31, 2025. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

C&N Bank is a member of the Federal Reserve System.  As a member, C&N Bank is required to purchase and maintain stock in the Federal Reserve Bank of Philadelphia. There is no active market for Federal Reserve Bank stock, and it must ordinarily be redeemed by the Federal Reserve Bank of Philadelphia in order to be liquidated. C&N Bank’s investment in Federal Reserve Bank stock, included in other assets in the consolidated balance sheets, was $7,705,000 at September 30, 2026 and $7,637,000 at December 31, 2025.

The Corporation has a marketable equity security included in other assets in the consolidated balance sheets with a carrying value of $848,000 at September 30, 2026 and $890,000 at December 31, 2025, consisting exclusively of one mutual fund. There was an unrealized loss on the mutual fund of $152,000 at September 30, 2026 and $110,000 at December 31, 2025. Changes in the unrealized gains or losses on this security, which are included in other noninterest income in the consolidated statements of income, were a loss of $33,000 in the third quarter of 2026 and a gain of $9,000 in the third quarter of 2025, a loss of $42,000 in the nine-month period ended September 30, 2026 and a gain of $24,000 in the nine-month period ended September 30, 2025.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

7. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable at September 30, 2026 and December 31, 2025 are summarized as follows:

Summary of Loans by Type

(In Thousands)

	September 30,	December 31,
	2026	2025
Commercial real estate - non-owner occupied	$907,591	$927,738
Commercial real estate - owner occupied	330,255	311,792
All other commercial loans	533,399	560,537
Residential mortgage loans	442,888	443,950
Consumer loans	117,262	110,348
Total	2,331,395	2,354,365
Less: allowance for credit losses on loans	(28,952)	(31,048)
Loans, net	$2,302,443	$2,323,317

In the table above, outstanding loan balances are presented net of deferred loan origination fees of $4,127,000 at September 30, 2026 and $4,074,000 at December 31, 2025.

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

The following tables present an analysis of past due loans as of September 30, 2026 and December 31, 2025:

(In Thousands)	As of September 30, 2026
	Past Due	Past Due
	30-89	90+ Days	Nonaccrual	Current	Total
	Days	Still Accruing	Loans	Loans	Loans
Commercial real estate - non-owner occupied	$3,721	$0	$13,267	$890,603	$907,591
Commercial real estate - owner occupied	217	327	5,390	324,321	330,255
All other commercial loans	3,914	218	11,465	517,802	533,399
Residential mortgage loans	1,747	286	4,334	436,521	442,888
Consumer loans	262	81	819	116,100	117,262
Total	$9,861	$912	$35,275	$2,285,347	$2,331,395

(In Thousands)	As of December 31, 2025
	Past Due	Past Due
	30-89	90+ Days	Nonaccrual	Current	Total
	Days	Still Accruing	Loans	Loans	Loans
Commercial real estate - non-owner occupied	$2,619	$0	$10,766	$914,353	$927,738
Commercial real estate - owner occupied	2,453	54	5,955	303,330	311,792
All other commercial loans	6,287	0	11,102	543,148	560,537
Residential mortgage loans	6,365	0	4,324	433,261	443,950
Consumer loans	585	34	689	109,040	110,348
Total	$18,309	$88	$32,836	$2,303,132	$2,354,365

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents the amortized cost of loans by credit quality indicators by year of origination as of September 30, 2026 and gross charge-offs for the nine months ended September 30, 2026:

(In Thousands)	Term Loans by Year of Origination
	2026	2025	2024	2023	2022	Prior	Revolving	Total
Commercial real estate - non-owner occupied
Pass	$73,200	$81,667	$74,710	$139,309	$168,491	$339,458	$0	$876,835
Special Mention	0	2,801	29	22	0	12,103	0	14,955
Substandard	0	0	93	812	8,237	6,659	0	15,801
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - non-owner occupied	$73,200	$84,468	$74,832	$140,143	$176,728	$358,220	$0	$907,591
Year-to-date gross charge-offs	$0	$0	$0	$0	$10,548	$256	$0	$10,804
Commercial real estate - owner occupied
Pass	$43,178	$36,727	$26,046	$35,889	$49,735	$115,347	$0	$306,922
Special Mention	0	0	7,792	265	727	5,658	0	14,442
Substandard	0	0	0	354	125	8,412	0	8,891
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - owner occupied	$43,178	$36,727	$33,838	$36,508	$50,587	$129,417	$0	$330,255
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0
All other commercial loans
Pass	$52,742	$88,882	$37,640	$27,480	$41,342	$91,221	$149,374	$488,681
Special Mention	103	3,127	838	2,913	33	3,907	3,817	14,738
Substandard	0	430	12,620	28	1,265	12,053	3,584	29,980
Doubtful	0	0	0	0	0	0	0	0
Total all other commercial loans	$52,845	$92,439	$51,098	$30,421	$42,640	$107,181	$156,775	$533,399
Year-to-date gross charge-offs	$0	$0	$0	$0	$168	$215	$108	$491
Residential mortgage loans
Pass	$37,657	$42,959	$42,939	$48,043	$78,267	$188,257	$0	$438,122
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	33	734	376	3,623	0	4,766
Doubtful	0	0	0	0	0	0	0	0
Total residential mortgage loans	$37,657	$42,959	$42,972	$48,777	$78,643	$191,880	$0	$442,888
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0
Consumer loans
Pass	$3,011	$1,795	$1,181	$1,024	$1,361	$1,390	$106,375	$116,137
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	0	3	12	0	132	978	1,125
Doubtful	0	0	0	0	0	0	0	0
Total consumer loans	$3,011	$1,795	$1,184	$1,036	$1,361	$1,522	$107,353	$117,262
Year-to-date gross charge-offs	$0	$0	$11	$35	$0	$0	$243	$289
Total Loans
Pass	$209,788	$252,030	$182,516	$251,745	$339,196	$735,673	$255,749	$2,226,697
Special Mention	103	5,928	8,659	3,200	760	21,668	3,817	44,135
Substandard	0	430	12,749	1,940	10,003	30,879	4,562	60,563
Doubtful	0	0	0	0	0	0	0	0
Total	$209,891	$258,388	$203,924	$256,885	$349,959	$788,220	$264,128	$2,331,395
Year-to-date gross charge-offs	$0	$0	$11	$35	$10,716	$471	$351	$11,584

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents the amortized cost of loans by credit quality indicators by year of origination as of December 31, 2025 and gross charge-offs for the year ended December 31, 2025:

	Term Loans by Year of Origination
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial real estate - non-owner occupied
Pass	$82,832	$84,330	$149,720	$171,419	$90,420	$295,369	$0	$874,090
Special Mention	77	30	1,942	15,920	2,073	8,045	0	28,087
Substandard	0	102	838	10,459	1,980	12,182	0	25,561
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - non-owner occupied	$82,909	$84,462	$152,500	$197,798	$94,473	$315,596	$0	$927,738
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$807	$0	$807
Commercial real estate - owner occupied
Pass	$34,602	$36,786	$35,411	$53,260	$51,396	$80,809	$0	$292,264
Special Mention	0	357	2,406	1,159	805	5,127	0	9,854
Substandard	0	0	354	131	2,167	7,022	0	9,674
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate - owner occupied	$34,602	$37,143	$38,171	$54,550	$54,368	$92,958	$0	$311,792
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$0	$0	$0
All other commercial loans
Pass	$123,534	$45,148	$64,103	$46,670	$44,056	$64,539	$134,404	$522,454
Special Mention	1,380	522	32	100	4,443	732	2,028	9,237
Substandard	470	12,932	0	1,471	6,933	3,748	3,292	28,846
Doubtful	0	0	0	0	0	0	0	0
Total all other commercial loans	$125,384	$58,602	$64,135	$48,241	$55,432	$69,019	$139,724	$560,537
Year-to-date gross charge-offs	$0	$0	$0	$0	$333	$0	$263	$596
Residential mortgage loans
Pass	$46,534	$45,988	$53,163	$83,848	$45,494	$164,033	$0	$439,060
Special Mention	0	0	0	0	0	0	0	0
Substandard	0	22	901	424	200	3,343	0	4,890
Doubtful	0	0	0	0	0	0	0	0
Total residential mortgage loans	$46,534	$46,010	$54,064	$84,272	$45,694	$167,376	$0	$443,950
Year-to-date gross charge-offs	$0	$0	$0	$0	$0	$5	$0	$5
Consumer loans
Pass	$2,751	$2,062	$1,780	$1,850	$506	$2,460	$97,976	$109,385
Special Mention	0	0	0	0	0	0	0	0
Substandard	1	7	6	0	2	170	777	963
Doubtful	0	0	0	0	0	0	0	0
Total consumer loans	$2,752	$2,069	$1,786	$1,850	$508	$2,630	$98,753	$110,348
Year-to-date gross charge-offs	$0	$0	$33	$40	$3	$0	$242	$318
Total Loans
Pass	$290,253	$214,314	$304,177	$357,047	$231,872	$607,210	$232,380	$2,237,253
Special Mention	1,457	909	4,380	17,179	7,321	13,904	2,028	47,178
Substandard	471	13,063	2,099	12,485	11,282	26,465	4,069	69,934
Doubtful	0	0	0	0	0	0	0	0
Total	$292,181	$228,286	$310,656	$386,711	$250,475	$647,579	$238,477	$2,354,365
Year-to-date gross charge-offs	$0	$0	$33	$40	$336	$812	$505	$1,726

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables are a summary of the Corporation’s nonaccrual loans by major categories for the periods indicated.

	September 30, 2026
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
(In Thousands)	No Allowance	with an Allowance	Loans
Commercial real estate - non-owner occupied	$12,066	$1,201	$13,267
Commercial real estate - owner occupied	4,911	479	5,390
All other commercial loans	7,862	3,603	11,465
Residential mortgage loans	4,334	0	4,334
Consumer loans	819	0	819
Total	$29,992	$5,283	$35,275

	December 31, 2025
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
(In Thousands)	No Allowance	with an Allowance	Loans
Commercial real estate - non-owner occupied	$9,343	$1,423	$10,766
Commercial real estate - owner occupied	5,470	485	5,955
All other commercial loans	7,609	3,493	11,102
Residential mortgage loans	4,324	0	4,324
Consumer loans	689	0	689
Total	$27,435	$5,401	$32,836

The Corporation recognized interest income on nonaccrual loans of $177,000 and $734,000 in the three and nine-month periods ended September 30, 2026, respectively and $203,000 and $660,000 in the three and nine-month periods ended September 30, 2025, respectively.

The following table represents the accrued interest receivable written off by reversing interest income during the three-and nine month periods ended September 30, 2026 and 2025:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In Thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Commercial real estate - non-owner occupied	$0	$2	$99	$2
Commercial real estate - owner occupied	0	0	5	51
All other commercial loans	1	6	33	6
Residential mortgage loans	7	5	16	13
Consumer loans	1	0	8	0
Total	$9	$13	$161	$72

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

The following table details the amortized cost of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

	September 30, 2026		December 31, 2025
	Amortized		Amortized
(In Thousands)	Cost	Allowance	Cost	Allowance
Commercial real estate - non-owner occupied	$13,116	$140	$10,876	$140
Commercial real estate - owner occupied	5,716	261	6,325	266
All other commercial loans	14,907	2,235	14,551	2,366
Residential mortgage loans	353	0	350	0
Consumer loans	233	0	326	0
Total	$34,325	$2,636	$32,428	$2,772

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

The ACL is adjusted by qualitative factors to capture current economic conditions and risk characteristics not fully reflected in historical data. At June 30, 2026, the Corporation refined its estimation methodology for calculating some of the qualitative factors, including changes in the application of external data used to assess trends in regional economic conditions, commercial real estate values and residential real estate values. Management applied these refinements again in determining the ACL at September 30, 2026 and believes these refinements result in an improved estimate of the impact on the ACL of recent trends in the external data. At September 30, 2026, the Corporation implemented a refinement to the qualitative factors scale framework for determining estimated aggregate maximum loss rates. Management believes this refinement resulted in an improved estimation process.

The following table summarizes the activity related to the ACL for the three-month and nine-month periods ended September  30, 2026 and 2025.

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Total
Balance, June 30, 2026	$19,723	$3,474	$6,301	$2,670	$415	$32,583
Charge-offs	(352)	0	0	0	(99)	(451)
Recoveries	0	0	26	0	22	48
(Credit) provision for credit losses on loans	(2,016)	(652)	(727)	121	46	(3,228)
Balance, September 30, 2026	$17,355	$2,822	$5,600	$2,791	$384	$28,952

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Total
Balance, December 31, 2025	$19,462	$4,086	$5,505	$1,629	$366	$31,048
Charge-offs	(10,804)	0	(491)	0	(289)	(11,584)
Recoveries	675	0	27	1	73	776
Provision (credit) for credit losses on loans	8,022	(1,264)	559	1,161	234	8,712
Balance, September 30, 2026	$17,355	$2,822	$5,600	$2,791	$384	$28,952

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Total
Balance, June 30, 2025	$13,093	$3,055	$3,891	$1,314	$346	$21,699
Charge-offs	0	0	(45)	0	(77)	(122)
Recoveries	0	0	0	1	27	28
Provision (credit) for credit losses on loans	730	176	530	394	39	1,869
Balance, September 30, 2025	$13,823	$3,231	$4,376	$1,709	$335	$23,474

	Commercial	Commercial	All
	real estate -	real estate -	other	Residential
	nonowner	owner	commercial	mortgage	Consumer
(In Thousands)	occupied	occupied	loans	loans	loans	Total
Balance, December 31, 2024	$11,964	$2,844	$3,361	$1,356	$510	$20,035
Charge-offs	(9)	0	(586)	(5)	(221)	(821)
Recoveries	0	0	2	3	83	88
Provision (credit) for credit losses on loans	1,868	387	1,599	355	(37)	4,172
Balance, September 30, 2025	$13,823	$3,231	$4,376	$1,709	$335	$23,474

In the three-month period ended September 30, 2026, the credit for credit losses on loans was $3,228,000. The credit for credit losses included the impact of a reduction in the ACL resulting from changes in qualitative factors based on external data used to assess trends in regional economic conditions and commercial real estate values and a reduction in loans receivable.

The provision for credit losses on loans was $8,712,000 for the nine months ended September 30, 2026 as compared to $4,172,000 for the nine months ended September 30, 2025. The increase in provision in the nine months ended September 30, 2026 was driven by the impact on the ACL of an elevated level of net charge-offs and was partially offset by net decreases in the ACL related to changes in qualitative factors and a reduction in loans receivable. The reduction in the ACL related to qualitative factors included the net impact of changes in external data referred to above, as well as changes in other factors included in management’s estimate at September 30, 2026 as compared to December 31, 2025.

The significant increase in charge-offs for the nine months ended September 30, 2026 was due to a non-owner occupied, commercial real estate loan originated in 2022 in the amount of $24 million of which $7,200,000 was participated with another financial institution.  The loan is secured by a first lien on the leasehold interests of an approximately 190,000 square foot Class A office property with multiple buildings and tenants, located in Bucks County, PA.  The loss of a large tenant as well as cash flow requirements of the borrower’s other properties (which the Corporation has not financed) caused the loan to be downgraded to substandard and placed in nonaccrual status as of March 31, 2026. It remains in nonaccrual status as of September 30, 2026. The Corporation obtained an updated appraisal in April 2026 which was significantly lower than the original appraisal when the loan was originated, resulting in the recording of a charge-off of $10,056,000 in the first quarter 2026. In the third quarter 2026, the Corporation recorded an additional charge-off of $352,000 related to this loan. The additional charge-off resulted from advances made to cover borrower expenses in order to protect the Corporation’s interest in the collateral. At September 30, 2026, the amortized cost basis of the loan, net of the partial charge-off, was $5,836,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The ACL on loans individually evaluated decreased to $2,636,000 at September 30, 2026 from $2,772,000 at December 31, 2025, including an ACL of $2,414,000 at September 30, 2026 on acquired PCD loans as part of the Susquehanna acquisition.

The ACL on loans collectively evaluated was $26,316,000 at September 30, 2026, down from $29,947,000 at June 30, 2026 and $28,276,000 at December 31, 2025. Changes in the collectively evaluated portion of the ACL at September 30, 2026 as compared to June 30, 2026 and December 31, 2025, included net decreases related to changes in qualitative adjustments and the economic forecast and the impact of changes in the WARM method estimate based on the Corporation’s net charge-off experience.

Modifications Made to Borrowers Experiencing Financial Difficulty

The Corporation closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACL because of the measurement methodologies used to estimate the allowance, a change to the ACL is generally not recorded upon modification. During the three and nine months ended September 30, 2026 and 2025, the Corporation made no modifications of loans to borrowers experiencing financial difficulty.

The following table presents the performance of such loans that were modified in the twelve-month period preceding September 30, 2025:

(In Thousands)	Payment Status (Amortized Cost Basis)
September 30, 2025	Current or Past Due Less than 30 Days	30-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate - non-owner occupied	$2,572	$0	$0	$2,572
Commercial real estate - owner occupied	217	0	0	217
Total	$2,789	$0	$0	$2,789

During the nine months ended September 30, 2026, a loan secured by non-owner occupied real estate with an amortized cost basis of $1,717,000 included in the table above was paid off by the borrower through third-party financing. The Corporation recorded a $675,000 recovery upon repayment of this loan.

The Corporation had no commitments to lend any additional funds on modified loans at September 30, 2026 and 2025. The Corporation had no loans that defaulted during the three and nine months ended September 30, 2026 and 2025 that had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession (included in foreclosed assets held for sale in the unaudited consolidated balance sheets) is as follows:

(In Thousands)	September 30,	December 31,
	2026	2025
Foreclosed residential real estate	$180	$33

The amortized cost of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process is as follows:

(In Thousands)	September 30,	December 31,
	2026	2025
Residential real estate in process of foreclosure	$830	$433

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The contract amounts of these financial instruments at September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
(In Thousands)	2026	2025
Commitments to extend credit	$490,415	$506,996
Standby letters of credit	62,366	58,914

The Corporation maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, commercial letters of credit and credit enhancement obligations related to residential mortgage loans sold with recourse, when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted through the (credit) provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. The ACL for off-balance sheet exposures of $902,000 at September 30, 2026 and $1,029,000 at December 31, 2025, is included in accrued interest and other liabilities in the unaudited consolidated balance sheets.

The following table presents the balance and activity in the ACL for off-balance sheet exposures for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
(In Thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Beginning Balance	$845	$742	$1,029	$455
Provision (credit) for unfunded commitments	57	294	(127)	581
Ending Balance, September 30	$902	$1,036	$902	$1,036

8. GOODWILL AND CORE DEPOSIT INTANGIBLES, NET

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. At September 30, 2026 and December 31, 2025, the net carrying value of goodwill was $63,311,000. There were no changes in the carrying value of goodwill in the nine-month periods ended September 30, 2026 and 2025. During the fourth quarter of 2025, $10.8 million of goodwill was added through the merger with Susquehanna.

Information related to core deposit intangibles is as follows:

(In Thousands)	September 30,	December 31,
	2026	2025
Gross amount	$17,329	17,329
Accumulated amortization	(8,200)	(5,756)
Net	$9,129	$11,573

Amortization expense related to core deposit intangibles is included in other noninterest expense in the consolidated statements of income, as follows:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Amortization expense	$815	$106	$2,444	$318

In the three and nine months ended September 30, 2026, amortization expense included $716,000 and $2,147,000 related to the Susquehanna acquisition as described in Note 2 and $99,000 and $297,000 related to previous acquisitions. In the three and nine months ended September 30, 2025, amortization expense was related to previous acquisitions.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

9. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings (initial maturity within one year) include the following:

(In Thousands)	September 30,	December 31,
	2026	2025
FHLB-Pittsburgh borrowings	$4,000	$27,000
Customer repurchase agreements	796	1,618
Total short-term borrowings	$4,796	$28,618

At September 30, 2026, the short-term borrowing from FHLB-Pittsburgh was an advance of $4,000,000 maturing in the first quarter of 2027 at an interest rate of 4.21%. At December 31, 2025, the short-term borrowing from FHLB-Pittsburgh was an overnight borrowing of $27,000,000, at an interest rate of 3.93%.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at both September 30, 2026 and December 31, 2025. The carrying value of the underlying securities was $810,000 at September 30, 2026 and $1,630,000 at December 31, 2025.

The FHLB-Pittsburgh loan facility is collateralized by qualifying loans secured by real estate with a book value totaling $1,657,653,000 at September 30, 2026 and $1,624,412,000 at December 31, 2025. Also, the FHLB-Pittsburgh loan facility requires the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in other assets in the consolidated balance sheets) were $18,959,000 at September 30, 2026 and $18,724,000 at December 31, 2025. The Corporation’s total credit facility with FHLB-Pittsburgh was $1,158,884,000 at September 30, 2026, including an unused (available) amount of $985,860,000. At December 31, 2025, the Corporation’s total credit facility with FHLB-Pittsburgh was $971,946,000, including an unused (available) amount of $785,822,000.

The Corporation had available credit with other correspondent banks totaling $75,000,000 at September 30, 2026 and December 31, 2025. These lines of credit are primarily unsecured. No amounts were outstanding at September 30, 2026 or December 31, 2025.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At September 30, 2026, the Corporation had available credit in the amount of $23,549,000 on this line with no outstanding advances. At December 31, 2025, the Corporation had available credit in the amount of $25,484,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale debt securities with a carrying value of $25,148,000 at September 30, 2026 and $26,947,000 at December 31, 2025.

LONG-TERM BORROWINGS – FHLB ADVANCES

Long-term borrowings from FHLB-Pittsburgh were as follows:

(In Thousands)	September 30,	December 31,
	2026	2025
Loans maturing in 2026 with a weighted-average rate of 4.81%	15,500	48,018
Loans maturing in 2027 with a weighted-average rate of 3.98%	55,583	34,571
Loans maturing in 2028 with a weighted-average rate of 4.29%	44,260	26,027
Loans maturing in 2029 with a weighted-average rate of 4.35%	18,319	12,319
Total long-term FHLB-Pittsburgh borrowings	$133,662	$120,935

Note: Weighted-average rates are presented as of September 30, 2026.

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

Debt issuance costs were amortized over the term of the Senior Notes as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Senior Notes totaling $30,000 in the nine-month period ended September 30, 2026, $18,000 in the third quarter 2025 and $53,000 in the nine-month period ended September 30, 2025 was included in interest expense on senior notes, net in the unaudited consolidated statements of income.

SUBORDINATED DEBT

In 2021, the Corporation issued and sold $25.0 million in aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 (the "Subordinated Notes"). The Subordinated Notes mature on June 1, 2031 and had a fixed annual interest rate of 3.25%, to June 1, 2026. From June 1, 2026 to maturity or early redemption, the interest rate will reset quarterly to an interest rate per annum equal to the three-month Term Secured Overnight Financing Rate plus 259 basis points. At September 30, 2026, the interest rate on the outstanding Subordinated Notes was 6.42%. At December 31, 2025, the effective interest rate on the outstanding Subordinated Notes, including the impact of debt issuance costs amortization, was 3.74%. The Corporation is entitled to redeem the Subordinated Notes, in whole or in part, at any time subject to prior regulatory approval to the extent required.

The Subordinated Notes are not subject to redemption at the option of the holders. The Subordinated Notes are unsecured, subordinated obligations of the Corporation only and are not obligations of, and are not guaranteed by, any subsidiary of the Corporation. The Subordinated Notes rank junior in right to payment to the Corporation's current and future senior indebtedness. The Subordinated Notes are intended to qualify as Tier 2 capital for regulatory capital purposes, subject to a reduction of $5,000,000 per year in the amount qualifying as Tier 2 capital. At September 30, 2026, the Corporation has included $20,000,000 of the Subordinated Notes in Tier 2 Capital.

The Subordinated Notes were recorded, net of debt issuance costs of $563,000, at an initial carrying amount of $24,437,000. Debt issuance costs were amortized through June 1, 2026 as an adjustment of the effective interest rate. Amortization of debt issuance costs associated with the Subordinated Notes totaling $51,000 for the nine-month period ended September 30, 2026, $30,000 in the third quarter 2025 and $88,000 for the nine-month period ended September 30, 2025, was included in interest expense on subordinated debt, net in the unaudited consolidated statements of income.

At September 30, 2026 and December 31, 2025, the carrying amounts of subordinated debt agreements were as follows:

(In Thousands)	September 30,	December 31,
	2026	2025
Agreements with a par value of $25,000,000; maturing in June 2031 and redeemable at par	$25,000	$24,949
Total carrying value	$25,000	$24,949

10. STOCK-BASED COMPENSATION PLANS

The Corporation has a stock incentive plan for selected officers and the independent directors. Awards to employees vest ratably over three years except for a time-based award granted in June 2026 of 6,861 shares of restricted stock with 50% vesting in May 2028 and 50% vesting in May 2029. Time-based awards to the independent directors vest ratably over one year. Following is a summary of restricted stock awards granted in the nine-month period ended September 30, 2026:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(Dollars in Thousands)		Aggregate
		Grant
		Date
	Number of	Fair
	Shares	Value
Nine Months Ended September 30, 2026 awards:
Time-based awards to independent directors	9,720	$225
Time-based awards to employees	64,479	1,410
Performance-based awards to employees	21,246	464
Total	95,445	$2,099

Compensation cost related to restricted stock is recognized based on the fair value of the stock at the grant date over the vesting period, adjusted for estimated and actual forfeitures. Total stock-based compensation expense attributable to restricted stock awards amounted to $286,000 in the third quarter 2026 and $337,000 in the third quarter 2025. Total stock-based compensation expense attributable to restricted stock awards amounted to $936,000 in the nine-month period ended September 30, 2026 and $993,000 in the nine-month period ended September 30, 2025.

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

The aggregate notional amount of interest rate swaps was $126,726,000 at September 30, 2026 and $136,776,000 at December 31, 2025. There were no interest rate swaps originated in the nine-month period ended September 30, 2026. The Corporation originated one interest rate swap with a notional amount of $1,800,000 in the nine-month period ended September 30, 2025. Fee income on the interest swap originated in the nine-month period ended September 30, 2025 of $24,000 was included in other noninterest income in the consolidated statements of income. There were no gross amounts of interest rate swap-related assets and liabilities not offset in the consolidated balance sheets at September 30, 2026 and December 31, 2025.

The Corporation has entered into an RPA with another institution as a means to assume a portion of the credit risk associated with a loan structure which includes a derivative instrument, in exchange for fee income commensurate with the risk assumed.  This type of derivative is referred to as an “RPA In.” In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Corporation has provided a loan structured with a derivative, the Corporation purchased an RPA from an institution participating in the facility in exchange for a fee commensurate with the risk shared. This type of derivative is referred to as an “RPA Out.”  There was an increase of $1,000 included in other income from RPAs in the third quarter of 2026 and $3,000 in the nine-month period ended September 30, 2026. There was an increase of $1,000 included in other noninterest income from RPAs in the third quarter 2025 and $10,000 in the nine-month period ended September 30, 2025.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the consolidated balance sheets at September 30, 2026 and December 31, 2025:

(In Thousands)	At September 30, 2026				At December 31, 2025
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
	Amount	Value (1)	Amount	Value (2)	Amount	Value (1)	Amount	Value (2)
Interest rate swap agreements	$63,363	$1,406	$63,363	$1,406	$68,388	$1,318	$68,388	$1,318
RPA Out	6,715	0	0	0	6,823	2	0	0
RPA In	0	0	13,145	0	0	0	13,660	5

(1)	Included in other assets in the consolidated balance sheets.
(2)	Included in accrued interest and other liabilities in the consolidated balance sheets.

The Corporation’s agreements with its derivative counterparties provide that, if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. Further, if the Corporation were to fail to maintain its status as a well or adequately capitalized institution, then the counterparties could terminate the derivative positions, and the Corporation would be required to settle its obligations under the agreements. There was interest-bearing cash pledged as collateral against the Corporation’s liability related to the interest rate swaps of $810,000 at September 30, 2026 and $1,400,000 at December 31, 2025.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2026 and December 31, 2025, assets and liabilities measured at fair value and the valuation methods used were as follows:

	September 30, 2026
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs	Total
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$7,327	$0	$0	$7,327
Obligations of U.S. Government agencies	0	9,180	0	9,180
Bank holding company debt securities	0	39,026	0	39,026
Obligations of states and political subdivisions:
Tax-exempt	0	87,424	0	87,424
Taxable	0	41,713	0	41,713
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	144,491	0	144,491
Residential collateralized mortgage obligations	0	56,023	0	56,023
Commercial mortgage-backed securities	0	97,274	0	97,274
Asset-backed securities,
Collateralized loan obligations	0	8,016	0	8,016
Total available-for-sale debt securities	7,327	483,147	0	490,474
Marketable equity security	848	0	0	848
Servicing rights	0	0	3,951	3,951
Interest rate swap agreements, assets	0	1,406	0	1,406
Total recurring fair value measurements, assets	$8,175	$484,553	$3,951	$496,679

Recurring fair value measurements, liabilities:
RPA In	$0	$0	$0	$0
Interest rate swap agreements, liabilities	0	1,406	0	1,406
Total recurring fair value measurements, liabilities	$0	$1,406	$0	$1,406

Nonrecurring fair value measurements, assets:
Loans individually evaluated for credit loss, net	$0	$0	$2,647	$2,647
Foreclosed assets held for sale	0	0	336	336
Total nonrecurring fair value measurements, assets	$0	$0	$2,983	$2,983

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	December 31, 2025
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs	Total
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value
Recurring fair value measurements, assets:
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of the U.S. Treasury	$7,482	$0	$0	$7,482
Obligations of U.S. Government agencies	0	10,749	0	10,749
Bank holding company debt securities	0	34,076	0	34,076
Obligations of states and political subdivisions:
Tax-exempt	0	98,359	0	98,359
Taxable	0	44,152	0	44,152
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	0	143,921	0	143,921
Residential collateralized mortgage obligations	0	63,707	0	63,707
Commercial mortgage-backed securities	0	92,631	0	92,631
Private label commercial mortgage-backed securities	0	3,489	0	3,489
Asset-backed securities,
Collateralized loan obligations	0	8,009	0	8,009
Total available-for-sale debt securities	7,482	499,093	0	506,575
Marketable equity security	890	0	0	890
Servicing rights	0	0	3,893	3,893
RPA Out	0	2	0	2
Interest rate swap agreements, assets	0	1,318	0	1,318
Total recurring fair value measurements, assets	$8,372	$500,413	$3,893	$512,678

Recurring fair value measurements, liabilities,
RPA In	$0	$5	$0	$5
Interest rate swap agreements, liabilities	0	1,318	0	1,318
Total recurring fair value measurements, liabilities	$0	$1,323	$0	$1,323

Nonrecurring fair value measurements, assets:
Loans individually evaluated for credit loss, net	$0	$0	$2,629	$2,629
Foreclosed assets held for sale	0	0	189	189
Total nonrecurring fair value measurements, assets	$0	$0	$2,818	$2,818

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2026 and December 31, 2025, quantitative information regarding valuation techniques and the significant unobservable inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) was as follows:

	Fair Value at
	9/30/2026	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		9/30/2026
Servicing rights	$3,951	Discounted cash flow	Discount rate	13%	Rate used through modeling period
			Loan prepayment speeds	128%	Weighted-average PSA

	Fair Value at
	12/31/2025	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/2025
Servicing rights	$3,893	Discounted cash flow	Discount rate	13%	Rate used through modeling period
			Loan prepayment speeds	124%	Weighted-average PSA

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Servicing rights balance, beginning of period	$3,864	$2,819	$3,893	$2,782
Originations of servicing rights	162	119	395	257
Unrealized loss included in earnings	(75)	(99)	(337)	(200)
Servicing rights balance, end of period	$3,951	$2,839	$3,951	$2,839

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

At September 30, 2026 and December 31, 2025, quantitative information regarding valuation techniques and the significant unobservable inputs used for nonrecurring fair value measurements using Level 3 methodologies was as follows:

(Dollars In Thousands)						Range (Weighted
		Valuation				Average)
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	9/30/2026	9/30/2026	9/30/2026	Technique	Inputs	9/30/2026

Loans individually evaluated for credit loss:
Commercial real estate - nonowner occupied	$1,201	$140	$1,061	Sales comparison	Discount to appraised value	18%-77% (66)%
Commercial real estate - owner occupied	479	261	218	Sales comparison	Discount to appraised value	34% (34)%
All other commercial Loans	3,603	2,235	1,368	Sales comparison	Discount to appraised value	0%-100% (81)%
Total loans individually evaluated for credit loss	$5,283	$2,636	$2,647
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$180	$0	$180	Sales comparison	Discount to appraised value	39% (39)%
Commercial real estate	156	0	156	Sales comparison	Discount to appraised value	34% (34)%
Total foreclosed assets held for sale	$336	$0	$336

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(Dollars In Thousands)						Range (Weighted
		Valuation				Average)
	Balance at	Allowance at	Fair Value at	Valuation	Unobservable	Discount at
Asset	12/31/2025	12/31/2025	12/31/2025	Technique	Inputs	12/31/2025

Loans individually evaluated for credit loss:
Commercial real estate - nonowner occupied	$1,423	$140	$1,283	Sales comparison	Discount to appraised value	18%-77% (66)%
Commercial real estate - owner occupied	485	266	219	Sales comparison	Discount to appraised value	34% (34)%
All other commercial Loans	3,493	2,366	1,127	Sales comparison	Discount to appraised value	0%-100% (82)%
Total loans individually evaluated for credit loss	$5,401	$2,772	$2,629
Foreclosed assets held for sale - real estate:
Residential (1-4 family)	$33	$0	$33	Sales comparison	Discount to appraised value	62%-84% (72)%
Commercial real estate	156	0	156	Sales comparison	Discount to appraised value	18%-77% (34)%
Total foreclosed assets held for sale	$189	$0	$189

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value were as follows:

(In Thousands)	Fair Value	September 30, 2026		December 31, 2025
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$99,642	$99,642	$44,706	$44,706
Certificates of deposit	Level 2	350	349	1,350	1,331
Restricted equity securities (included in other assets)	N/A	26,926	26,926	26,623	26,623
Loans, net	Level 3	2,302,443	2,223,483	2,323,317	2,261,934
Accrued interest receivable	Level 2	11,629	11,629	11,594	11,594

Financial liabilities:
Deposits with no stated maturity	Level 2	2,017,214	2,017,214	1,958,011	1,958,011
Time deposits	Level 2	591,298	573,453	606,705	603,494
Short-term borrowings	Level 2	4,796	4,786	28,618	28,618
Long-term borrowings - FHLB advances	Level 2	133,662	132,279	120,935	122,211
Senior notes, net	Level 2	0	0	14,970	14,751
Subordinated debt, net	Level 2	25,000	24,804	24,949	23,361
Accrued interest payable	Level 2	967	967	1,744	1,744

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

14. SEGMENT REPORTING

The Corporation’s one reportable segment is determined by the President and Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided about the Corporation’s products and services offered, primarily community banking operations. The chief operating decision maker uses consolidated net income to assess performance by comparing it to and monitoring it against budget and prior year results.  In addition, the chief operating decision maker uses the consolidated net income to benchmark the Corporation against its competitors. This information is used to manage resources to drive business and net earnings growth, including investment in key strategic priorities, as well as determine the Corporation’s ability to return capital to shareholders. Loans, investments, deposits and assets held in a fiduciary or custodial capacity provide the revenues in the banking operation. Interest expense, (credit) provisions for credit losses, and payroll provide the significant expenses in the banking operation. All operations are domestic.

Segment performance is evaluated using consolidated net income.

	Three Months Ended		Nine Months Ended
(In Thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest income	$42,276	$33,650	$124,430	$97,813
Interest expense	12,071	11,387	36,153	34,433
Net interest income	30,205	22,263	88,277	63,380
(Credit) provision for credit losses	(3,171)	2,163	8,585	4,753
Net interest income after (credit) provision for credit losses	33,376	20,100	79,692	58,627
Other income:
Other noninterest income	9,350	7,304	27,318	22,454
Realized gains on available-for-sale debt securities, net	2	0	29	0
Total noninterest income	9,352	7,304	27,347	22,454
Other noninterest expense:
Salaries and employee benefits	12,817	11,293	39,215	34,119
Merger-related expenses	0	882	0	1,049
Other segment expenses (1)	9,509	7,214	29,662	22,662
Total noninterest expense	22,326	19,389	68,877	57,830
Income before income tax provision	20,402	8,015	38,162	23,251
Income tax provision	4,117	1,464	7,547	4,290
NET INCOME	$16,285	$6,551	$30,615	$18,961

(1) Other segment expenses included expenses for professional fees, data processing and telecommunications, net occupancy and equipment, automated teller machine and interchange, Pennsylvania shares tax and other noninterest expenses.

The Corporation’s segment assets represent the total assets as presented in the consolidated balance sheets at September 30, 2026 and December 31, 2025.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward-looking statements may include financial and other projections as well as statements regarding the Corporation that may include future plans, objectives, performance, revenues, growth, profits, operating expenses or the Corporation’s underlying assumptions. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the “Corporation”) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements are not historical facts, are based on certain assumptions and describe future plans, business objectives and expectations, and are generally identifiable by the use of words such as, “may”, “would”, “will”, “should”, “likely”, “possibly”, “expect”, “anticipate”, “intend”, “pro forma”, “estimate”, “target”, “potentially”, “probably”, “outlook”, “predict”, “contemplate”, “continue”, “strategic”, “objective”, “plan”, “forecast”, “project”, “believe” and “goal” or other similar words, phrases or concepts. Persons reading this document are cautioned that such statements are only predictions, and that the Corporation’s actual future results or performance may be materially different. A number of factors could cause our actual results, events or developments, or industry results, to be materially different from any future results, events or developments expressed, implied or anticipated by such forward-looking statements.  In addition to factors previously disclosed in the reports filed by the Corporation with the U.S. Securities and Exchange Commission, including our most recent annual report on Form 10-K and subsequent filings, and those identified elsewhere in this document, the following factors, among others, could cause actual results to differ materially from forward looking statements:

●	changes in monetary and fiscal policies of the Federal Reserve Board and the U.S. Government, particularly related to changes in interest rates
●	changes in general economic conditions, including unfavorable conditions and trends related to costs of living, unemployment levels, inflation, tariffs and economic growth
●	military conflicts including the conflict in the Middle East and the possible expansion of such conflict and the potential geopolitical and economic consequences
●	the potential for adverse developments in the banking industry that could have a negative impact on customer confidence
●	the possibility that the Corporation’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses
●	difficulties in integrating the operations of the former Susquehanna (acquired by the Corporation on October 1, 2025)
●	legislative or regulatory changes
●	downturn in demand for loan, deposit and other financial services in the Corporation’s market area
●	increased competition from other banks and non-bank providers of financial services
●	technological changes and increased technology-related costs
●	information security breaches or other technology difficulties or failures
●	changes in, or the application of, U.S. GAAP with respect to the presentation of the Corporation’s financial statements
●	fraud and cyber malfunction risks as usage of artificial intelligence continues to expand
●	integration efforts between the Corporation and Susquehanna may divert the attention of the management teams of the Corporation and Susquehanna and cause a loss in the momentum of their ongoing businesses
●	success of the Corporation in Susquehanna’s geographic market area will require the Corporation to attract and retain key personnel in the market and to differentiate the Corporation from its competitors in the market

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. All forward-looking statements and information made herein are based on management’s current beliefs and assumptions as of the date of filing of this document. The Corporation does not undertake to update forward-looking statements.

BUSINESS COMBINATION

On October 1, 2025, the Corporation completed its acquisition of Susquehanna Community Financial, Inc.  (“Susquehanna”). Susquehanna was the parent company of Susquehanna Community Bank, with seven banking offices located in Lycoming, Northumberland, Snyder and Union Counties in Pennsylvania. In connection with the acquisition, the Corporation issued approximately 2.3 million shares of common stock to the former Susquehanna shareholders, resulting in merger consideration valued at $44.6 million

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

and an increase in stockholders’ equity of $44.4 million, net of issuance costs. Intangible assets recorded included goodwill of $10.8 million and a core deposit intangible asset of $10.7 million. Assets acquired included loans valued at $393.6 million, securities valued at $147.6 million, bank-owned life insurance valued at $8.0 million and cash and due from banks of $6.1 million. Liabilities assumed included deposits valued at $501.5 million and short-term borrowings valued at $45.8 million. The assets purchased and liabilities assumed were recorded at their preliminary estimated fair values at the time of closing and may be adjusted for up to one year subsequent to the acquisition. There were no adjustments to the fair value measurements of assets acquired or liabilities assumed in the first nine months of 2026.

EARNINGS OVERVIEW

Third Quarter 2026 as Compared to Third Quarter 2025

Third quarter 2026 net income was $16,285,000, or $0.92 per diluted share, as compared to $6,551,000, or $0.42 per diluted share, in the third quarter 2025. Significant variances were as follows:

●	Net interest income of $30,205,000 in the third quarter 2026 was $7,942,000 higher than in the third quarter 2025, including the benefit of income from growth in net earning assets resulting from the Susquehanna merger. The net interest margin increased to 4.13% in the third quarter 2026 from 3.62% in the third quarter 2025. The interest rate spread increased 0.65%, as the average yield on earning assets increased 0.30% while the average rate on interest-bearing liabilities decreased 0.35%. Average total earning assets increased $463,546,000 from the third quarter 2025, as average total loans receivable increased $412,465,000, including the impact of loans acquired from Susquehanna, and average available-for-sale debt securities increased $86,734,000 while average interest-bearing due from banks decreased $38,335,000. Average total deposits increased $459,551,000, including the impact of deposits assumed from Susquehanna, while average brokered deposits decreased $4,936,000.
●	The credit for credit losses was $3,171,000 in the third quarter 2026 as compared to a provision for credit losses of $2,163,000 in the third quarter 2025. The credit for credit losses in the third quarter 2026 included the impact of a reduction in the allowance for credit losses (“ACL”) on loans resulting from changes in qualitative factors based on external data used to assess trends in regional economic conditions and commercial real estate values and a reduction in loans receivable. The provision in the third quarter of 2025 resulted mainly from increases in the ACL related to changes in qualitative factors partially offset by a decrease resulting from changes in an economic forecast. In the third quarter 2026, net charge-offs totaled $403,000 or 0.07% (annualized) of average loans receivable compared to net charge-offs of $94,000 or 0.02% (annualized) of average loans receivable in the third quarter 2025. The ACL was 1.24% of gross loans receivable at September 30, 2026, down from 1.39% at June 30, 2026 and 1.32% at December 31, 2025 and up from 1.21% at September 30, 2025.
●	Noninterest income of $9,352,000 in the third quarter 2026 increased $2,048,000 from the third quarter 2025 result. Significant variances included the following:
➢	Other noninterest income of $1,793,000 increased $635,000, including an increase in check sales of $289,000 including an annual incentive payment of $226,000, with no corresponding income in the third quarter 2025, an increase of $138,000 in dividends on Federal Home Loan Bank of Pittsburgh stock and an increase of $67,000 in credit card interchange.
➢	Net gains from sale of loans of $728,000 increased $320,000, reflecting an increase in volume of residential mortgage loans sold and includes the impact of $310,000 in net gains from sale of loans primarily attributable to Susquehanna region lending personnel.
➢	Service charges on deposit accounts of $1,785,000 increased $314,000, reflecting an increase in volume of fees.
➢	Brokerage and insurance revenue of $755,000 increased $265,000, reflecting an increase in volume of new transactions.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

➢	Interchange revenue from debit card transactions of $1,348,000 increased $211,000, including an increase in volume-related incentive income.

➢	Trust revenue of $2,188,000 increased $132,000, consistent with appreciation in the trading prices of many U.S. equity securities and an increase in new business.

●	Noninterest expense of $22,326,000 in the third quarter 2026 increased $2,937,000 from the third quarter 2025 result, reflecting the impact of the Susquehanna acquisition. Included in third quarter 2025 was $882,000 of merger-related expenses with no comparable amount in the third quarter 2026. Significant variances included the following:
➢	Salaries and employee benefits expense of $12,817,000 increased $1,524,000, including the impact of the Susquehanna acquisition, while cash and stock-based incentive compensation decreased $601,000.
➢	Other noninterest expense of $3,662,000 increased $1,166,000 from the third quarter 2025 total. Within this category, core deposit intangible amortization expense increased $709,000, mainly related to core deposits assumed from Susquehanna.
➢	Data processing and telecommunications expenses of $2,333,000 were $394,000 higher than in the third quarter 2025, reflecting higher software license expense of $128,000 and higher internet banking expenses of $126,000, primarily related to the Susquehanna acquisition.
➢	Net occupancy and equipment expense of $1,710,000 was $374,000 higher than in the third quarter 2025, including the impact of the Susquehanna acquisition and increases in snow removal/lawn care, light and power expenses.
●	The income tax provision of $4,117,000, or 20.2% of pre-tax income, for the third quarter 2026 increased $2,653,000 from $1,464,000, or 18.3% of pre-tax income, for the third quarter 2025 reflecting an increase in pre-tax income.

Nine Months Ended September 30, 2026 as Compared to Nine Months Ended September 30, 2025

Net income for the nine-month period ended September 30, 2026 was $30,615,000, or $1.72 per diluted share, as compared to $18,961,000, or $1.22  per diluted share, for the first nine months of 2025. Significant variances were as follows:

●	Net interest income of $88,277,000 in the first nine months of 2026 was $24,897,000 higher than in the first nine months of 2025, including the benefit of income from growth in net earning assets resulting from the Susquehanna merger. The consolidated net interest margin increased to 4.06% for the nine months ended September 30, 2026 from 3.51% for the nine months ended September 30, 2025. The interest rate spread increased 0.70%, as the average yield on earning assets increased 0.31% while the average rate on interest-bearing liabilities decreased 0.39%. Average total earning assets increased $492,479,000 from the total for the nine months ended September 30, 2025, as average total loans receivable increased $452,728,000, including the impact of loans acquired from Susquehanna, and average available-for-sale debt securities increased $82,691,000 while average interest-bearing due from banks decreased $44,644,000. Average total deposits increased $481,963,000, including the impact of deposits assumed from Susquehanna, while average brokered deposits decreased $12,502,000.

●	For the nine months ended September 30, 2026, the provision for credit losses was $8,585,000 as compared to $4,753,000 in 2025. The provision for the nine months ended September 30, 2026 included the impact on the ACL on loans of an elevated level of net charge-offs offset by net reductions in the ACL related to changes in qualitative factors and a reduction in loans receivable. For the nine months ended September 30, 2026, net charge-offs totaled $10,808,000, or 0.61% (annualized) of average loans receivable as compared to net charge-offs of $733,000, or 0.05% (annualized) of average loans receivable, for the first nine months of 2025. The significant increase in charge-offs in the nine months ended September 30, 2026 was due to a non-owner occupied, commercial real estate loan originated in 2022 in the amount of $24 million of which $7,200,000 was participated with another financial institution. The loss

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

of a large tenant as well as cash flow requirements of the borrower’s other properties (which the Corporation has not financed) caused the loan to be downgraded to substandard and placed in nonaccrual status at September 30, June 30 and March 31, 2026. The Corporation obtained an updated appraisal in April 2026 which was significantly lower than the original appraisal when the loan was originated, resulting in a charge-off of $10,056,000 which was recorded in the first quarter 2026. In the third quarter 2026, the Corporation recorded an additional charge-off of $352,000 related to this loan. The additional charge-off resulted from advances made to cover borrower expenses in order to protect the Corporation’s interest in the collateral. At September 30, 2026, the amortized cost basis of the loan, net of the partial charge-offs, is $5,836,000.

●	Noninterest income totaled $27,347,000 in the first nine months of 2026, up $4,893,000 from the total for the first nine months of 2025. The inclusion of Susquehanna in 2026 contributed significantly to volume-related increases in several categories of noninterest income. Significant variances included the following:

➢	Other noninterest income of $5,684,000 increased $1,364,000, including an increase of $339,000 in dividends on Federal Home Loan Bank of Pittsburgh stock, an increase in check sales of $275,000 including an annual incentive payment of $226,000, a conversion assistance payment of $241,000 received related to the integration of former Susquehanna brokerage accounts to the Corporation’s wealth management platform and an increase of $147,000 in credit card interchange.

➢	Service charges on deposit accounts of $5,196,000 increased $863,000, reflecting an increase in volume of fees.

➢	Net gains from sale of loans of $1,706,000 increased $781,000, reflecting an increase in volume of residential mortgage loans sold and includes the impact of $650,000 in net gains from sale of loans primarily attributable to Susquehanna region lending personnel.
➢	Brokerage and insurance revenues of $2,159,000 increased $617,000, reflecting an increase in volume of new transactions.
➢	Interchange revenue from debit card transactions of $3,962,000 increased $571,000, including an increase in volume-related incentive income.
➢	Trust revenue of $6,515,000 increased $390,000, consistent with appreciation in the trading prices of many U.S. equity securities and an increase in new business.

●	Noninterest expense totaled $68,877,000 for the first nine months of 2026, an increase of $11,047,000 from the total for the first nine months of 2025. The inclusion of Susquehanna in 2026 contributed to volume-related increases in several categories of noninterest expense. Included in 2025 was $1,049,000 of merger-related expenses with no comparable amount in 2026. Significant variances included the following:

➢	Salaries and employee benefits expense of $39,215,000 increased $5,096,000, including the impact of the Susquehanna acquisition. Base salaries and wages increased $4,108,000 or 17.7%, health insurance costs increased $1,167,000, or 43.2%, reflecting an increase in claims on the partially self-insured plan while cash and stock-based incentive compensation decreased $1,104,000.

➢	Other noninterest expense of $11,825,000 increased $3,574,000. Within this category, significant variances included the following:
◾	Core deposit intangible amortization expense increased $2,126,000, including $2,147,000 related to core deposits assumed from Susquehanna.
◾	FDIC insurance expense increased $598,000 from 2025, reflecting the impact of the Susquehanna acquisition.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

➢	Net occupancy and equipment expense was $1,131,000 higher than in 2025, including $585,000 related to the Susquehanna acquisition and increases in light and power, real estate taxes, snow removal/lawn care and repairs and maintenance.

➢	Data processing and telecommunications expenses was $1,040,000 higher than in 2025 reflecting higher software license expense of $496,000 and higher internet banking expenses of $362,000, mainly due to the Susquehanna acquisition.

➢	Professional fees increased $495,000, including an increase in employment search firm fees.

➢	ATM and interchange expenses increased $437,000, reflecting the impact of the Susquehanna acquisition.
●	The income tax provision of $7,547,000, or 19.8% of pre-tax income, for 2026 increased $3,257,000 from $4,290,000, or 18.5% of pre-tax income, for 2025 reflecting an increase in pre-tax income for 2026.

TABLE I – QUARTERLY FINANCIAL DATA

(Dollars In Thousands,	For the Three Months Ended :
Except Per Share Data)	September 30,	June 30,	March 31,	December 31,	September 30,
(Unaudited)	2026	2026	2026	2025	2025
Interest and dividend income	$42,276	$41,566	$40,588	$41,404	$33,650
Interest expense	12,071	11,948	12,134	12,931	11,387
Net interest income	30,205	29,618	28,454	28,473	22,263
(Credit) provision for credit losses	(3,171)	(1,846)	13,602	1,320	2,163
Net interest income after (credit) provision for credit losses	33,376	31,464	14,852	27,153	20,100
Noninterest income	9,352	9,800	8,195	8,398	7,304
Merger-related expenses	0	0	0	6,891	882
Other noninterest expenses	22,326	23,839	22,712	23,268	18,507
Income before income tax provision	20,402	17,425	335	5,392	8,015
Income tax provision	4,117	3,368	62	926	1,464
Net income	$16,285	$14,057	$273	$4,466	$6,551
Net income attributable to common shares	$16,285	$14,057	$273	$4,437	$6,498
Basic and diluted earnings per common share	$0.92	$0.79	$0.02	$0.25	$0.42

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST INCOME

TABLE II – COMPARISON OF NONINTEREST INCOME

(Dollars in Thousands)	Three Months Ended
	September 30,		$	%
	2026	2025	Change	Change
Trust revenue	$2,188	$2,056	$132	6.4%
Brokerage and insurance revenue	755	490	265	54.1%
Service charges on deposit accounts	1,785	1,471	314	21.3%
Interchange revenue from debit card transactions	1,348	1,137	211	18.6%
Net gains from sales of loans	728	408	320	78.4%
Loan servicing fees, net	216	107	109	101.9%
Increase in cash surrender value of life insurance	537	477	60	12.6%
Other noninterest income	1,793	1,158	635	54.8%
Realized gains on available-for-sale debt securities, net	2	0	2	N/M
Total noninterest income	$9,352	$7,304	$2,048	28.0%

(Dollars in Thousands)	Nine Months Ended
	September 30,		$	%
	2026	2025	Change	Change
Trust revenue	$6,515	$6,125	$390	6.4%
Brokerage and insurance revenue	2,159	1,542	617	40.0%
Service charges on deposit accounts	5,196	4,333	863	19.9%
Interchange revenue from debit card transactions	3,962	3,391	571	16.8%
Net gains from sales of loans	1,706	925	781	84.4%
Loan servicing fees, net	517	418	99	23.7%
Increase in cash surrender value of life insurance	1,579	1,400	179	12.8%
Other noninterest income	5,684	4,320	1,364	31.6%
Realized gains on available-for-sale debt securities, net	29	0	29	N/M
Total noninterest income	$27,347	$22,454	$4,893	21.8%

N/M Not Meaningful

NONINTEREST EXPENSE

TABLE III - COMPARISON OF NONINTEREST EXPENSE

(Dollars in Thousands)	Three Months Ended
	September 30,		$	%
	2026	2025	Change	Change
Salaries and employee benefits	$12,817	$11,293	$1,524	13.5%
Net occupancy and equipment expense	1,710	1,336	374	28.0%
Data processing and telecommunications expense	2,333	1,939	394	20.3%
Automated teller machine and interchange expense	638	529	109	20.6%
Pennsylvania shares tax	586	469	117	24.9%
Professional fees	580	445	135	30.3%
Other noninterest expense	3,662	2,496	1,166	46.7%
Total noninterest expense, excluding merger-related expenses	$22,326	$18,507	$3,819	20.6%
Merger-related expenses	0	882	(882)	(100.0)%
Total noninterest expense	$22,326	$19,389	$2,937	15.1%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(Dollars in Thousands)	Nine Months Ended
	September 30,		$	%
	2026	2025	Change	Change
Salaries and employee benefits	39,215	$34,119	$5,096	14.9%
Net occupancy and equipment expense	5,329	4,198	1,131	26.9%
Data processing and telecommunications expense	7,031	5,991	1,040	17.4%
Automated teller machine and interchange expense	1,756	1,319	437	33.1%
Pennsylvania shares tax	1,758	1,435	323	22.5%
Professional fees	1,963	1,468	495	33.7%
Other noninterest expense	11,825	8,251	3,574	43.3%
Total noninterest expense, excluding merger-related expenses	68,877	56,781	12,096	21.3%
Merger-related expenses	0	1,049	(1,049)	(100.0)%
Total noninterest expense	$68,877	$57,830	$11,047	19.1%

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

The allowance for credit losses is adjusted by qualitative factors to capture current economic conditions and risk characteristics not fully reflected in historical data. During the nine months ended at September 30, 2026, the Corporation refined its estimation methodology for calculating some of the qualitative factors, including changes in the application of external data used to assess trends in regional economic conditions, commercial real estate values and residential real estate values. Management believes these refinements in methodology result in an improved estimate of the impact on the ACL of recent trends in the external data. The Corporation also implemented a refinement to the qualitative factors scale framework for determining estimated aggregate maximum loss rates. Management believes this refinement in methodology results in an improved estimation process.

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables IV, V and VI include information regarding the Corporation’s net interest income for the three-month and nine-month periods ended September 30, 2026 and 2025. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Management believes presentation of net interest income on a fully taxable-equivalent basis, which is a non-U.S. GAAP financial measure, provides investors with meaningful information for purposes of comparing returns on tax-exempt securities and loans with returns on taxable securities and loans. Accordingly, the amount of net interest income on a fully taxable-equivalent basis reflected in these tables exceeds the net interest income amounts presented in the consolidated financial statements. A reconciliation of net interest income on a fully taxable-equivalent basis to the closest U.S. GAAP financial measure is included with Table IV. The discussion that follows is based on amounts in the related tables.

Three-Month Periods Ended September 30, 2026 and 2025

Fully taxable equivalent net interest income (a non-U.S. GAAP measure) was $30,440,000 in the third quarter of 2026, $7,959,000 (35.4%) higher than in the third quarter of 2025, including the benefit of income from growth in net earning assets resulting from the Susquehanna merger. As presented in Table VI, the net impact of changes in volume increased net interest income by $5,647,000 in the third quarter 2026 as compared to third quarter 2025 and changes in interest rates increased net interest income by $2,312,000 in the third quarter 2026 as compared to third quarter 2025. The increase in net interest income reflected an increase in interest income of $8,643,000 and an increase in interest expense of $684,000. As presented in Table V, the Net Interest Margin was 4.13% in the third quarter 2026 as compared to 3.62% in the third quarter 2025, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) increased to 3.59% in 2026 from 2.94% in 2025. The average yield on earning assets of 5.76% was 0.30% higher in 2026 compared to 2025, and the average rate on interest-bearing liabilities of 2.17% in 2026 was 0.35% lower. Accretion of acquisition accounting valuation adjustments related to the Susquehanna merger had a positive impact of $552,000 including accretion of $515,000 on loans and $37,000 on time deposits.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $42,511,000 in 2026, an increase of $8,643,000, or 25.5%, from 2025.

Interest and fees from loans receivable increased $7,893,000 in 2026 as compared to 2025. In 2026, the fully taxable equivalent yield on loans was 6.40%, up from 6.14% in 2025, reflecting the effects of loans acquired from Susquehanna and valued based on current market yields as of October 1, 2025 as well as gradual paydowns on loans originated prior to interest rates rising in 2022 and 2023 with

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

more recent loans originated at higher market rates. Average outstanding loans receivable increased $412,465,000 (21.4%) to $2,338,696,000 in 2026 from $1,926,231,000 in 2025 including the impact of the Susquehanna acquisition.

Interest income from available-for-sale debt securities, on a fully taxable-equivalent basis, totaled $4,291,000 in 2026, up $1,252,000 from 2025. The average balance (at amortized cost) increased $86,734,000 from 2025 and the average yield on the portfolio increased to 3.20% in 2026 from 2.71% in 2025. The Susquehanna merger resulted in an initial increase in available-for-sale debt securities of $147,617,000. The majority of these securities were sold, and a significant portion of the proceeds were reinvested in securities contributing to the increase in average balance and yield.

Income from interest-bearing due from banks totaled $468,000 in 2026, a decrease of $514,000 from 2025. Within this category, the largest asset balance in 2026 and 2025 has been interest-bearing deposits held with the Federal Reserve. The average yield on interest-bearing due from banks decreased to 3.69% in 2026 from 4.39% in 2025. The average balance of interest-bearing due from banks was $50,322,000 in 2026, down from $88,657,000 in 2025.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased $684,000 to $12,071,000 in 2026 from $11,387,000 in 2025.

Interest expense on deposits increased $709,000, as the average balance of interest-bearing deposits increased $420,132,000 while the average rate on interest-bearing deposits decreased to 1.98% in 2026 from 2.32% in 2025. The increase in average deposit balances included the impact of the Susquehanna acquisition. In comparing 2026 to 2025, average interest checking deposits increased $168,359,000, average savings deposits increased $137,719,000, average time deposits increased $75,574,000, average noninterest-bearing demand deposits increased $39,419,000 and average total money market accounts increased $38,480,000.

Interest expense on borrowed funds decreased $25,000 in 2026 as compared to 2025. The average balance of total borrowed funds was $12,583,000 lower in 2026 as compared to 2025, while the average rate was 4.54% in 2026 compared to 4.27% in 2025.

Interest expense on short-term borrowings was $123,000 in 2026 compared to less than $1,000 in expense in 2025 as the average balance of short-term borrowings increased to $13,486,000 in 2026 from $658,000 in 2025. Interest expense on long-term borrowings (FHLB advances) decreased $196,000 to $1,381,000 in 2026 from $1,577,000 in 2025. The average balance of long-term borrowings was $128,187,000 in 2026, down from an average balance of $138,749,000 in 2025 and the average rate on long-term borrowings was 4.27% in 2026 compared to 4.51% in 2025. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations.

On June 1, 2026, senior notes totaling $15,000,000 matured and were redeemed.  Also on June 1, 2026, the interest rate on subordinated notes totaling $25,000,000 adjusted from a fixed rate of 3.25% to a variable rate that resets quarterly based on the Term Secured Overnight Financing Rate plus 259 basis points. At September 30, 2026, the interest rate on the outstanding subordinated notes was 6.42%. The Corporation is entitled to redeem the subordinated notes, in whole or in part, at any time, subject to regulatory approval to the extent required. Interest expense on senior and subordinated debt totaled $402,000 in 2026, up $48,000 from the comparative total in 2025.

More information regarding borrowed funds is provided in Note 9 to the unaudited consolidated financial statements.

Nine-Month Periods Ended September 30, 2026 and 2025

For the nine-month periods, fully taxable equivalent net interest income was $88,980,000 in 2026, which was $24,951,000 (39.0%) higher than in 2025 including the benefit of income from growth in net earning assets resulting from the Susquehanna merger. The increase in net interest income reflected an increase in interest income of $26,671,000 and an increase in interest expense of $1,720,000. As presented in Table VI, the net impact of changes in volume increased net interest income by $17,654,000, and changes in interest rates increased net interest income by $7,297,000, in the nine-month period ended September 30, 2026 as compared to the nine-month period ended September 30, 2025. As presented in Table V, the Net Interest Margin was 4.06% in the first nine months of 2026 as compared to 3.51% in the first nine months of 2025, and the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) increased to 3.53% in 2026 from 2.83% in 2025. The average yield on earning

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

assets of 5.71% was 0.31% higher in 2026 as compared to 2025, while the average rate on interest-bearing liabilities of 2.18% in 2026 was 0.39% lower compared to 2025.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $125,133,000 in 2026, an increase of $26,671,000 from 2025.

Interest and fees from loans receivable increased $24,636,000 in 2026 as compared to 2025. In 2026, the fully taxable equivalent yield on loans was 6.31%, up from 6.08% in 2025, reflecting the effects of loans acquired from Susquehanna and valued based on current market yields as of October 1, 2025 as well as gradual paydowns on loans originated prior to interest rates rising in 2022 and 2023 with more recent loans originated at higher market rates. Average outstanding loans receivable increased $452,728,000 (23.7%) to $2,361,854,000 in 2026 from $1,909,126,000 in 2025 including the impact of the Susquehanna acquisition.

Interest income from available-for-sale debt securities, on a fully taxable-equivalent basis, totaled $12,612,000 in 2026, up $3,636,000 from 2025. The average balance (at amortized cost) increased $82,691,000 from 2025 and the average yield on the portfolio increased to 3.18% in 2026 from 2.68% in 2025. The Susquehanna merger resulted in an initial increase in available-for-sale debt securities of $147,617,000. The majority of these securities were sold, and a significant portion of the proceeds were reinvested in securities contributing to the increase in average balance and yield.

Income from interest-bearing due from banks totaled $918,000 in 2026, a decrease of $1,640,000 from 2025. Within this category, the largest asset balance in 2026 and 2025 has been interest-bearing deposits held with the Federal Reserve. The average yield on interest-bearing due from banks decreased to 3.58% in 2026 from 4.34% in 2025. The average balance of interest-bearing due from banks was $34,239,000 in 2026, down from $78,883,000 in 2025.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

For the nine-month periods, interest expense increased $1,720,000 to $36,153,000 in 2026 from $34,433,000 in 2025.

Interest expense on deposits increased $1,711,000, as the average balance of interest-bearing deposits increased $429,172,000 while the  average rate on interest-bearing deposits decreased to 1.98% in 2026 from 2.37% in 2025. The increase in average deposit balances included the impact of the Susquehanna acquisition. Average total deposits (interest-bearing and noninterest-bearing) amounted to $2,574,578,000 for the first nine months of 2026, up $481,963,000 (23.0%) from the first nine months of 2025. Within average total deposits, average brokered deposits were $785,000 with an average interest rate of 3.75% in 2026, down from $13,287,000 with an average interest rate of 4.63% in 2025. In comparing 2026 to 2025, average interest checking deposits increased $151,325,000, average savings accounts increased $150,896,000, average time deposits increased $92,313,000, average noninterest-bearing demand deposits increased $52,791,000 and average money market accounts increased $34,638,000.

Interest expense on borrowed funds increased $9,000 in 2026 as compared to 2025. The average balance of total borrowed funds was $543,000 lower in 2026, while the average rate on total borrowed funds was 4.29% in 2026 and 4.27% in 2025

Interest expense on short-term borrowings of $736,000 in 2026 was up from $1,000 in 2025 as the average balance of short-term borrowings increased to $25,469,000 in 2026 from $1,010,000 in 2025. The average rate on short-term borrowings was 3.86% in 2026 compared to 0.13% in 2025. Interest expense on long-term borrowings (FHLB advances) decreased $790,000 to $4,250,000 in 2026 from $5,040,000 in 2025 as  the average balance of long-term borrowings decreased to $131,720,000 in 2026 from $150,195,000 in 2025 and the average rate on long-term borrowings was 4.31% in 2026 compared to 4.49% in 2025. Borrowings are classified as long-term within the Tables based on their term at origination or assumption in business combinations.

On June 1, 2026, senior notes totaling $15,000,000 matured and were redeemed.  Also on June 1, 2026, the interest rate on subordinated notes totaling $25,000,000 adjusted from a fixed rate of 3.25% to a variable rate that resets quarterly based on the Term Secured Overnight Financing Rate plus 259 basis points. At September 30, 2026, the interest rate on the outstanding subordinated notes was 6.42%. The Corporation is entitled to redeem the subordinated notes, in whole or in part, at any time, subject to regulatory approval to the extent required. Interest expense on senior and subordinated debt totaled $1,124,000 in 2026, up $64,000 from the comparative total in 2025.

More information regarding borrowed funds is provided in Note 9 to the unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended				Nine Months Ended
	September 30,		Increase/	.	September 30,		Increase/
(In Thousands)	2026	2025	(Decrease)		2026	2025	(Decrease)
INTEREST INCOME
Interest-bearing due from banks	$468	$982	$(514)		$918	$2,558	$(1,640)
Available-for-sale debt securities:
Taxable	3,651	2,390	1,261		10,676	7,021	3,655
Tax-exempt	640	649	(9)		1,936	1,955	(19)
Total available-for-sale debt securities	4,291	3,039	1,252		12,612	8,976	3,636
Loans receivable:
Taxable	36,921	29,085	7,836		109,145	84,639	24,506
Tax-exempt	784	727	57		2,328	2,198	130
Total loans receivable	37,705	29,812	7,893		111,473	86,837	24,636
Other earning assets	47	35	12		130	91	39
Total Interest Income	42,511	33,868	8,643		125,133	98,462	26,671

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	2,773	2,770	3		7,614	8,205	(591)
Money market	2,029	2,034	(5)		5,793	5,963	(170)
Savings	678	50	628		2,265	148	2,117
Time deposits	4,685	4,602	83		14,371	14,016	355
Total interest-bearing deposits	10,165	9,456	709		30,043	28,332	1,711
Borrowed funds:
Short-term	123	0	123		736	1	735
Long-term - FHLB advances	1,381	1,577	(196)		4,250	5,040	(790)
Senior notes, net	0	121	(121)		202	362	(160)
Subordinated debt, net	402	233	169		922	698	224
Total borrowed funds	1,906	1,931	(25)		6,110	6,101	9
Total Interest Expense	12,071	11,387	684		36,153	34,433	1,720

Net Interest Income	$30,440	$22,481	$7,959		$88,980	$64,029	$24,951

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis (a non-U.S. GAAP measure), using the Corporation’s marginal federal income tax rate of 21%. The following table reconciles net interest income under U.S. GAAP as compared to net interest income as adjusted to a fully taxable-equivalent basis.

(In Thousands)	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
	2026	2025	(Decrease)	2026	2025	(Decrease)
Net Interest Income Under U.S. GAAP	$30,205	$22,263	$7,942	$88,277	$63,380	$24,897
Add: fully taxable-equivalent interest income adjustment from tax-exempt securities	84	81	3	256	235	21
Add: fully taxable-equivalent interest income adjustment from tax-exempt loans	151	137	14	447	414	33
Net Interest Income as adjusted to a fully taxable-equivalent basis - Non-U.S. GAAP	$30,440	$22,481	$7,959	$88,980	$64,029	$24,951

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - Analysis of Average Daily Balances and Rates

(Dollars in Thousands)	Three Months	(3)	Three Months	(3)	Nine Months	(3)	Nine Months	(3)
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	9/30/2026	Return/	9/30/2025	Return/	9/30/2026	Return/	9/30/2025	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Interest-bearing due from banks	$50,322	3.69%	$88,657	4.39%	$34,239	3.58%	$78,883	4.34%
Available-for-sale debt securities, at amortized cost:
Taxable	429,859	3.37%	337,101	2.81%	427,242	3.34%	338,390	2.77%
Tax-exempt (1)	101,954	2.49%	107,978	2.38%	103,481	2.50%	109,642	2.38%
Total available-for-sale debt securities	531,813	3.20%	445,079	2.71%	530,723	3.18%	448,032	2.68%
Loans receivable:
Taxable	2,252,124	6.50%	1,841,875	6.26%	2,272,227	6.42%	1,821,817	6.21%
Tax-exempt (1)	86,572	3.59%	84,356	3.42%	89,627	3.47%	87,309	3.37%
Total loans receivable (2)	2,338,696	6.40%	1,926,231	6.14%	2,361,854	6.31%	1,909,126	6.08%
Other earning assets	5,491	3.40%	2,809	4.94%	4,181	4.16%	2,477	4.91%
Total Earning Assets	2,926,322	5.76%	2,462,776	5.46%	2,930,997	5.71%	2,438,518	5.40%
Bank-owned life insurance	62,323		52,321		61,802		51,853
Intangible assets	72,895		54,320		73,706		54,424
Other assets	74,344		55,730		79,365		52,873
Total Assets	$3,135,884		$2,625,147		$3,145,870		$2,597,668

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$713,363	1.54%	$545,004	2.02%	$693,606	1.47%	$542,281	2.02%
Money market	415,241	1.94%	376,761	2.14%	400,098	1.94%	365,460	2.18%
Savings	332,311	0.81%	194,592	0.10%	347,263	0.87%	196,367	0.10%
Time deposits	574,623	3.23%	499,049	3.66%	585,503	3.28%	493,190	3.80%
Total interest-bearing deposits	2,035,538	1.98%	1,615,406	2.32%	2,026,470	1.98%	1,597,298	2.37%
Borrowed funds:
Short-term	13,486	3.62%	658	0.00%	25,469	3.86%	1,010	0.13%
Long-term - FHLB advances	128,187	4.27%	138,749	4.51%	131,720	4.31%	150,195	4.49%
Senior notes, net	0	0.00%	14,944	3.21%	8,288	3.26%	14,926	3.24%
Subordinated debt, net	25,000	6.38%	24,905	3.71%	24,986	4.93%	24,875	3.75%
Total borrowed funds	166,673	4.54%	179,256	4.27%	190,463	4.29%	191,006	4.27%
Total Interest-bearing Liabilities	2,202,211	2.17%	1,794,662	2.52%	2,216,933	2.18%	1,788,304	2.57%
Demand deposits (noninterest bearing)	550,221		510,802		548,108		495,317
Other liabilities	36,475		31,823		36,705		31,119
Total Liabilities	2,788,907		2,337,287		2,801,746		2,314,740
Stockholders' equity, excluding accumulated other comprehensive loss	374,067		318,175		368,210		315,395
Accumulated other comprehensive loss	(27,090)		(30,315)		(24,086)		(32,467)
Total Stockholders' Equity	346,977		287,860		344,124		282,928
Total Liabilities and Stockholders' Equity	$3,135,884		$2,625,147		$3,145,870		$2,597,668
Interest Rate Spread		3.59%		2.94%		3.53%		2.83%
Net Interest Income/Earning Assets (Net Interest Margin)		4.13%		3.62%		4.06%		3.51%

Total Deposits (Interest-bearing and Demand)	$2,585,759		$2,126,208		$2,574,578		$2,092,615
Brokered Deposits	$0	0.00%	$4,936	4.18%	$785	3.75%	$13,287	4.63%
(1)	Annualized rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(3)	Rates of return on earning assets and costs of funds are presented on an annualized basis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	Three Months Ended 9/30/2026 vs. 9/30/2025			.	Nine Months Ended 9/30/2026 vs. 9/30/2025
	Change in	Change in	Total		Change in	Change in	Total
	Volume (2)	Rate (2)	Change		Volume (2)	Rate (2)	Change
EARNING ASSETS
Interest-bearing due from banks	$(386)	$(128)	$(514)		$(1,256)	$(384)	$(1,640)
Available-for-sale debt securities:
Taxable	732	529	1,261		2,055	1,600	3,655
Tax-exempt (1)	(37)	28	(9)		(113)	94	(19)
Total available-for-sale debt securities	695	557	1,252		1,942	1,694	3,636
Loans receivable:
Taxable	6,701	1,135	7,836		21,549	2,957	24,506
Tax-exempt (1)	19	38	57		59	71	130
Total loans receivable	6,720	1,173	7,893		21,608	3,028	24,636
Other earning assets	26	(14)	12		55	(16)	39
Total Interest Income	7,055	1,588	8,643		22,349	4,322	26,671

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	739	(736)	3		1,973	(2,564)	(591)
Money market	197	(202)	(5)		536	(706)	(170)
Savings	57	571	628		192	1,925	2,117
Time deposits	646	(563)	83		2,416	(2,061)	355
Total interest-bearing deposits	1,639	(930)	709		5,117	(3,406)	1,711
Borrowed funds:
Short-term	7	116	123		339	396	735
Long-term - FHLB advances	(116)	(80)	(196)		(602)	(188)	(790)
Senior notes, net	(123)	2	(121)		(162)	2	(160)
Subordinated debt, net	1	168	169		3	221	224
Total borrowed funds	(231)	206	(25)		(422)	431	9
Total Interest Expense	1,408	(724)	684		4,695	(2,975)	1,720

Net Interest Income	$5,647	$2,312	$7,959		$17,654	$7,297	$24,951
(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

INCOME TAXES

The income tax provision in interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The income tax provision for the third quarter 2026 of $4,117,000 was $2,653,000 higher than the provision for the third quarter 2025, and the provision for the nine months ended September 30, 2026 of $7,547,000 was $3,257,000 higher than the amount for the first nine months of 2025 due to a higher amount of pre-tax income in 2026. The effective tax rate (tax provision as a percentage of pre-tax income) was 20.2% in the third quarter 2026 compared to 18.3% in the third quarter 2025 and 19.8% for the first nine months of 2026 as compared to 18.5% for the first nine months of 2025. The Corporation’s effective tax rates differ from the statutory federal rate of 21% principally because of the effects of tax-exempt interest income, nondeductible interest expense, state income taxes and other permanent differences.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation recognizes deferred tax assets and liabilities based on differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. The net deferred tax asset at September 30, 2026 and December 31, 2025 represents the following temporary difference components:

	September 30,	December 31,
(In Thousands)	2026	2025
Deferred tax assets:
Unrealized holding losses on available-for-sale debt securities	$11,021	$6,531
Allowance for credit losses on loans	6,308	6,765
Acquisition accounting adjustment on loans	1,304	1,727
Deferred compensation	2,105	2,008
Deferred loan origination fees	687	712
Operating leases liability	753	780
Net operating loss carryforward	225	305
Accrued incentive compensation	385	735
Bank premises and equipment	121	56
Other deferred tax assets	2,323	1,708
Total deferred tax assets	25,232	21,327

Deferred tax liabilities:
Core deposit intangibles	1,989	2,522
Right-of-use assets from operating leases	687	780
Mortgage servicing rights	168	210
Defined benefit plans - ASC 835	84	97
Other deferred tax liabilities	118	103
Total deferred tax liabilities	3,046	3,712
Deferred tax asset, net	$22,186	$17,615

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income.

Management believes the recorded net deferred tax asset at September 30, 2026 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

SECURITIES

Management continually evaluates several objectives in determining the size, securities mix and other characteristics of the available-for-sale debt securities (investment) portfolio. Key objectives include supporting liquidity needs and maximizing return on earning assets within reasonable risk parameters.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The composition of the available-for-sale debt securities portfolio at September 30, 2026 and December 31, 2025, 2024 and 2023 is as follows:

(Dollars In Thousands)	September 30, 2026		December 31, 2025		December 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Obligations of the U.S. Treasury	$8,031	7,327	$8,047	7,482	$8,067	7,118	$12,325	11,290
Obligations of U.S. Government agencies	10,153	9,180	11,423	10,749	10,154	9,025	11,119	9,946
Bank holding company debt securities	40,200	39,026	36,103	34,076	28,958	25,246	28,952	23,500
Obligations of states and political subdivisions:
Tax-exempt	101,811	87,424	105,149	98,359	111,995	101,302	113,464	104,199
Taxable	50,107	41,713	50,306	44,152	51,147	42,506	58,720	50,111
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored agencies:
Residential pass-through securities	155,405	144,491	148,865	143,921	104,378	94,414	105,549	95,405
Residential collateralized mortgage obligations	59,946	56,023	65,782	63,707	53,389	49,894	50,212	46,462
Commercial mortgage-backed securities	106,914	97,274	99,095	92,631	73,470	64,501	76,412	66,682
Private label commercial mortgage-backed securities	0	0	3,490	3,489	8,365	8,374	8,215	8,160
Asset-backed securities,
Collateralized loan obligations	8,000	8,016	8,000	8,009	0	0	0	0
Total Available-for-Sale Debt Securities	$540,567	$490,474	$536,260	$506,575	$449,923	$402,380	$464,968	$415,755

Net Unrealized Loss		$(50,093)		$(29,685)		$(47,543)		$(49,213)
Net Unrealized Loss as a % of Amortized Cost		(9.3)%		(5.5)%		(10.6)%		(10.6)%

As reflected in the table above, the fair value of available-for-sale securities was lower than the amortized cost basis by $50,093,000, or 9.3%, at September  30, 2026, $29,685,000, or 5.5%, at December 31, 2025, $47,543,000, or 10.6%, at December 31, 2024 and $49,213,000, or 10.6%, at December 31, 2023. The volatility in the fair value of the portfolio, including the significant reduction in fair value, resulted from changes in interest rates.

Additional information regarding the potential impact of interest rate changes on all of the Corporation’s financial instruments is provided in Item 3, Quantitative and Qualitative Disclosures about Market Risk.

As described in Note 6 to the unaudited consolidated financial statements, management determined the Corporation does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at September 30, 2026 before it is able to recover the amortized cost basis. Further, management reviewed the Corporation’s holdings as of September 30, 2026  and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at September 30, 2026, other than securities issued or guaranteed by U.S. Government entities or agencies, was as follows:

●	Bank holding company debt securities – The Corporation’s holdings of bank holding company debt securities included one senior and thirteen subordinated securities with face amounts ranging from $250,000 to $5 million. There have been no payment defaults on the securities. All of the obligors have publicly traded common stock.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

●	Obligations of states and political subdivisions (municipal bonds) – All of the Corporation’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at September 30, 2026, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA or pre-refunded – 19% of the portfolio; AA – 73%; A – 8%.
●	Collateralized loan obligations (CLOs) – There were three CLOs securities, all of which were from the most senior payment (subordination) classes of their respective issuances. These securities were investment grade (rated Aaa), and there have been no payment defaults on these securities.

Based on the results of management’s assessment, there was no ACL required on available-for-sale debt securities in an unrealized loss position at September 30, 2026.

FINANCIAL CONDITION

This section includes information regarding the Corporation’s lending activities or other significant changes or exposures that are not otherwise addressed in Management’s Discussion and Analysis. Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Income section of Management’s Discussion and Analysis. Other significant balance sheet items, including securities, the allowance for credit losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis. There are no significant concerns that have arisen related to the Corporation’s off-balance sheet loan commitments or outstanding letters of credit at September 30, 2026.

Table VII shows the composition of the loan portfolio at September 30, 2026 and at year-end from 2021 through 2025. Throughout this time period, the portfolio was primarily commercial in nature. At September 30, 2026, commercial loans represented 76% of the portfolio while residential loans totaled 19% of the portfolio. As shown in Table VII, total loans receivable were higher by $458,517,000 at December 31, 2025 as compared to December 31, 2024. On October 1, 2025, $393,587,000 of gross loans receivable, net of purchase accounting adjustments, were recorded pursuant to the acquisition of Susquehanna.

Also included in Table VII is additional detail as of September 30, 2026 and December 31, 2025 regarding the composition of the non-owner occupied commercial real estate loan portfolio. As shown in Table VII, at September 30, 2026, the amortized cost of non-owner occupied commercial real estate loans for which the primary purpose is utilization of office space by third parties was $107,245,000, or 4.6% of gross loans receivable. At September 30, 2026, within this segment there were two loans with a total amortized cost basis of $6,802,000 in nonaccrual status with no individual allowances, including the loan discussed in the Earnings Overview and Provision and Allowance for Credit Losses section with a partial charge-off of $10,056,000 in the first quarter 2026 and a partial charge-off of $352,000 in the third quarter 2026, and an amortized cost basis at September 30, 2026 of $5,836,000. During 2026, a nonaccrual loan within this category of $1,717,000 was paid off by the borrower through third-party financing and a $675,000 recovery was recorded. The remainder of the non-owner occupied commercial real estate loans with a primary purpose of office space utilization were in accrual status with no individual allowance at September 30, 2026.

While the Corporation’s lending activities are primarily concentrated in its market areas, a portion of the Corporation’s commercial loan segment consists of participation loans. Participation loans represent portions of larger commercial transactions for which other institutions are the “lead banks”. Although not the lead bank, the Corporation conducts detailed underwriting and monitoring of participation loan opportunities. Total participation loans outstanding amounted to $91,243,000 at September 30, 2026, down from $107,351,000  at December 31, 2025.

The Corporation is a party to financial instruments with off-balance sheet risk, including commitments to extend credit and standby letters of credit. At September 30, 2026, the total contract amount of commitments to extend credit was $490,415,000 as compared to $506,996,000 at December 31, 2025, and the contract amount of standby letters of credit was $62,366,000 at September 30, 2026 as compared to $58,914,000 at December 31, 2025.

The Corporation maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, commercial letters of credit and credit enhancement obligations related to residential mortgage loans sold with recourse, when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a (credit) provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. The allowance for credit losses for off-balance sheet exposures of $902,000 at September 30, 2026 and $1,029,000 at December 31, 2025, is included in accrued interest and other liabilities in the unaudited consolidated balance sheets.

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

For loan sales originated under the MPF programs, the Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan and reimburse a portion of fees received or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. At September 30, 2026, the total outstanding balance of loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $2,505,000, and the corresponding total outstanding balance of repurchased loans at December 31, 2025 was $2,598,000.

At September 30, 2026, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $460,079,000, including loans sold through the MPF Xtra program of $172,342,000 and loans sold through the Original program of $287,737,000. At December 31, 2025, outstanding balances of loans sold and serviced through the MPF Xtra and Original programs totaled $450,120,000, including loans sold through the MPF Xtra program of $177,464,000 and loans sold through the Original program of $272,656,000. Based on the fairly limited volume of required repurchases to date, no allowance has been established for representation and warranty exposures as of September 30, 2026 and December 31, 2025.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	September 30,	December 31,
	2026	2025	2024	2023	2022	2021
Commercial real estate - non-owner occupied:
Non-owner occupied	$542,651	$569,974	$471,171	$499,104	$454,386	$358,352
Multi-family (5 or more) residential	170,637	160,284	105,174	64,076	55,406	49,054
1-4 Family - commercial purpose	194,303	197,480	163,220	174,162	165,805	175,027
Total commercial real estate - non-owner occupied	907,591	927,738	739,565	737,342	675,597	582,433
Commercial real estate - owner occupied	330,255	311,792	261,071	237,246	205,910	196,083
All other commercial loans:
Commercial and industrial	123,289	128,679	96,665	78,832	95,368	118,488
Commercial lines of credit	156,768	139,727	120,078	117,236	141,444	106,338
Political subdivisions	88,244	96,349	94,009	79,031	86,663	75,401
Commercial construction and land	97,545	123,887	92,741	104,123	60,892	59,505
Other commercial loans	67,553	71,895	19,784	20,471	25,710	26,498
Total all other commercial loans	533,399	560,537	423,277	399,693	410,077	386,230
Residential mortgage loans:
1-4 Family - residential	404,186	411,827	383,797	389,262	363,005	327,593
1-4 Family residential construction	38,702	32,123	24,212	24,452	30,577	23,151
Total residential mortgage	442,888	443,950	408,009	413,714	393,582	350,744
Consumer loans:
Consumer lines of credit (including HELOCs)	102,584	94,060	47,196	41,503	36,650	33,522
All other consumer	14,678	16,288	16,730	18,641	18,224	15,837
Total consumer	117,262	110,348	63,926	60,144	54,874	49,359
Total	2,331,395	2,354,365	1,895,848	1,848,139	1,740,040	1,564,849
Less: allowance for credit losses on loans	(28,952)	(31,048)	(20,035)	(19,208)	(16,615)	(13,537)
Loans, net	$2,302,443	$2,323,317	$1,875,813	$1,828,931	$1,723,425	$1,551,312

Additional details regarding the composition of the non-owner occupied commercial real estate loan portfolio, excluding multi-family (5 or more) residential and 1-4 Family-commercial purpose loans, at September 30, 2026 and December 31, 2025 was as follows:

NON-OWNER OCCUPIED COMMERCIAL REAL ESTATE

(In Thousands)	September 30,	% of Non-owner	% of	December 31,
	2026	Occupied CRE	Total Loans	2025
Office	$107,245	19.8%	4.6%	$125,175
Retail	104,817	19.3%	4.5%	104,513
Industrial	93,665	17.3%	4.0%	99,476
Hotels	75,576	13.9%	3.2%	82,692
Mixed Use	65,438	12.1%	2.8%	64,390
Self Storage Facilities	52,555	9.7%	2.3%	55,434
Other	43,355	8.0%	1.9%	38,294
Total Non-owner Occupied CRE Loans	$542,651	100.0%	23.3%	$569,974
Total Gross Loans	$2,331,395			$2,354,365

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

A summary of the (credit) provision  for credit losses for the three-month and nine-month periods ended September 30, 2026 and 2025 is as follows:

(In Thousands)	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
(Credit) provision for credit losses:
Loans receivable	$(3,228)	$1,869	$8,712	$4,172
Off-balance sheet exposures	57	294	(127)	581
Total (credit) provision for credit losses	$(3,171)	$2,163	$8,585	$4,753

For the quarter ended September 30, 2026, there was a credit for credit losses (reduction in expense) of $3,171,000 as compared to a provision for credit losses of $2,163,000 in the third quarter 2025. For the nine months ended September 30, 2026, there was a provision for credit losses of $8,585,000, compared to a provision for credit losses of $4,753,000 in 2025. The credit for credit losses in the third quarter 2026 included the impact of a reduction in the ACL resulting from changes in qualitative factors based on external data used to assess trends in regional economic conditions and commercial real estate values and a reduction in loans receivable. The increase in the provision in the nine months ended September 30, 2026 was driven by the impact of the elevated level of net charge-offs, including a charge-off in the first quarter 2026 of $10,056,000 and an additional charge-off of $352,000 in the third quarter 2026 related to a non-owner occupied commercial real estate loan discussed in more detail in the Earnings Overview section and was partially offset by net reductions in the ACL related to changes in qualitative factors and a reduction in loans receivable. The ACL was 1.24% of gross loans receivable at September 30, 2026, down from 1.39% at June 30, 2026 and 1.32%  December 31, 2025 and up from 1.21% at September 30, 2025.

As shown in Table IX, the ACL on loans individually evaluated decreased to $2,636,000 at September 30, 2026 from $2,772,000 at December 31, 2025, including $2,414,000 at September 30, 2026 on acquired PCD loans as part of the Susquehanna acquisition.

Table IX also summarizes collectively evaluated components of the ACL, including the most significant changes at September 30, 2026 as compared to December 31, 2025 summarized as follows:

●	Commercial real estate loans – nonowner occupied – The collectively determined ACL increased $44,000, reflecting the impact of an increase in average net charge-off experience, partially offset by reductions in qualitative factors related to regional commercial real estate values, regional economic conditions and credit concentrations.
●	Residential mortgage – The collectively determined ACL increased $1,162,000, reflecting the impact of increases in qualitative factors related to residential real estate values.
●	Commercial real estate – owner occupied and All other commercial loans – The collectively determined ACL decreased by a total of $3,184,000, mainly due to the net effect of reductions in qualitative factors related to regional commercial real estate values, regional economic conditions and credit concentrations.

In the first nine months of 2026, net charge-offs totaled $10,808,000, or 0.61% (annualized) of average outstanding loans. Table VIII shows annual average net charge-off rates over the prior five calendar years ranging from a high of 0.26% in 2022 to a low of 0.01% in 2023.

Total nonperforming assets were $36,523,000 at September 30, 2026, up $3,410,000 from December 31, 2025. Nonperforming loans increased $3,263,000 from December 31, 2025. The increase in nonperforming assets and nonperforming loans in 2026 included the impact of classifying the nonowner occupied commercial real estate loan referenced above as nonaccrual at September 30, 2026 partially  offset by the impact of moving a non-owner occupied commercial real estate loan with an amortized cost basis of $3,276,000 at September 30, 2026 from nonaccrual to accrual status.  Table X shows that total nonperforming assets as a percentage of total assets was 1.16% at September 30, 2026, up from 1.06% at December 31, 2025. Table X also shows that total nonperforming assets as a

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

percentage of assets as of year-end 2021 through 2024, ranged from a high of 1.04% at December 31, 2022 to a low of 0.75% at December 31, 2023.

Over the period from 2021 through 2025 and the first nine months of 2026, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on individual loans and may significantly impact the (credit) provision for credit losses and the amount of total charge-offs reported in any one period.

Management believes it has been prudent in its decisions concerning identification of loans requiring individual evaluation for credit loss, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the ACL calculated as of September 30, 2026. Management continues to closely monitor its commercial loan relationships for credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VIII through X present historical data related to loans and the allowance for credit losses.

TABLE VIII - ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES ON LOANS

(Dollars In Thousands)
	Nine Months Ended
	September 30,		Years Ended December 31
	2026	2025	2025	2024	2023	2022	2021
Balance, beginning of year	$31,048	$20,035	$20,035	$19,208	$16,615	$13,537	$11,385
Adoption of ASU 2016-13 (CECL)	0	0	0	0	2,104	0	0
Allowance recorded in business combination- PCD loans	0	0	2,637	0	0	0	0
Allowance recorded in business combination- Non PCD loans	0	0	4,437	0	0	0	0
Charge-offs	(11,584)	(821)	(1,726)	(1,716)	(356)	(4,245)	(1,575)
Recoveries	776	88	109	113	92	68	66
Net charge-offs	(10,808)	(733)	(1,617)	(1,603)	(264)	(4,177)	(1,509)
Provision for credit losses on loans	8,712	4,172	5,556	2,430	753	7,255	3,661
Balance, end of period	$28,952	$23,474	$31,048	$20,035	$19,208	$16,615	$13,537
Net charge-offs as a % of average loans (annualized)	0.61%	0.05%	0.08%	0.09%	0.01%	0.26%	0.09%

TABLE IX - COMPONENTS OF THE ALLOWANCE FOR CREDIT LOSSES ON LOANS

(In Thousands)	September 30,	December 31,	December 31,	December 31,	January 1,
	2026	2025	2024	2023	2023
Loans individually evaluated	$2,636	$2,772	$122	$743	$751
Loans collectively evaluated:
Commercial real estate - nonowner occupied	17,215	17,171	11,964	10,379	9,641
Commercial real estate - owner occupied	2,561	3,820	2,722	2,111	1,765
All other commercial loans	3,365	5,290	3,361	3,811	3,914
Residential mortgage	2,791	1,629	1,356	1,764	2,407
Consumer	384	366	510	400	241
Total Allowance	$28,952	$31,048	$20,035	$19,208	$18,719

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

PRIOR TO CECL ADOPTION

(In Thousands)	As of December 31,
	2022	2021
ASC 310 - Impaired loans - individually evaluated	$453	$740
ASC 450 - Collectively evaluated:
Commercial	10,845	7,553
Residential mortgage	4,073	4,338
Consumer	244	235
Unallocated	1,000	671
Total Allowance	$16,615	$13,537

TABLE X - PAST DUE LOANS AND NONPERFORMING ASSETS

(Dollars In Thousands)	September 30,	As of December 31,
	2026	2025	2024	2023	2022	2021
Collateral dependent loans with a valuation allowance	$5,283	$5,401	$258	$7,786	$3,460	$6,540
Collateral dependent loans without a valuation allowance	29,042	27,027	29,867	3,478	14,871	2,636
Purchased credit impaired loans	0	0	0	0	1,027	6,558
Total collateral dependent loans	$34,325	$32,428	$30,125	$11,264	$19,358	$15,734
Total loans past due 30-89 days and still accruing	$9,861	$18,309	$5,658	$9,275	$7,079	$5,106
Nonperforming assets:
Purchased credit impaired loans	$0	$0	$0	$0	$1,027	$6,558
Other nonaccrual loans	35,275	32,836	23,842	15,177	22,058	12,441
Total nonaccrual loans	35,275	32,836	23,842	15,177	23,085	18,999
Total loans past due 90 days or more and still accruing	912	88	119	3,190	2,237	2,219
Total nonperforming loans	36,187	32,924	23,961	18,367	25,322	21,218
Foreclosed assets held for sale (real estate)	336	189	181	478	275	684
Total nonperforming assets	$36,523	$33,113	$24,142	$18,845	$25,597	$21,902

Total nonperforming loans as a % of loans	1.55%	1.40%	1.26%	0.99%	1.46%	1.36%
Total nonperforming assets as a % of assets	1.16%	1.06%	0.92%	0.75%	1.04%	0.94%
Nonaccrual loans as a % of loans	1.51%	1.39%	1.26%	0.82%	1.33%	1.21%
Allowance for credit losses as a % of nonaccrual loans	82.08%	94.55%	84.03%	79.01%	71.97%	71.25%
Allowance for credit losses as a % of total loans	1.24%	1.32%	1.06%	1.04%	0.95%	0.87%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Included in the table above at September 30, 2026 and December 31, 2025 were loans acquired from Susquehanna with credit deterioration (“PCD loans”) totaled as follows:

(Dollars In Thousands)	September 30,	December 31,
	2026	2025
	PCD Loans	PCD Loans
Collateral dependent loans with a valuation allowance	$4,651	$5,138
Collateral dependent loans without a valuation allowance	7,270	5,553
Total collateral dependent loans	$11,921	$10,691
Total loans past due 30-89 days and still accruing	$2,958	$5,810
Nonperforming assets,
Total nonaccrual loans	$7,879	$6,762
Total loans past due 90 days or more and still accruing	458	0
Total nonperforming PCD loans	$8,337	$6,762
Total amortized cost basis of PCD loans	$21,690	$23,646

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

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale debt securities with a carrying value of $25,148,000 at September 30, 2026.

The Corporation’s total credit exposure, available, and total credit facilities at September 30, 2026 and December 31, 2025 are as follows:

	Total Credit Exposure		Available		Total Credit
(In Thousands)	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2026	2025	2026	2025	2026	2025
Federal Home Loan Bank of Pittsburgh	$173,024	$186,124	$985,860	$785,822	$1,158,884	$971,946
Federal Reserve Bank Discount Window	0	0	23,549	25,484	23,549	25,484
Other correspondent banks	0	0	75,000	75,000	75,000	75,000
Total credit facilities	$173,024	$186,124	$1,084,409	$886,306	$1,257,433	$1,072,430

At September 30, 2026, the Corporation’s total credit exposure with the Federal Home Loan Bank of Pittsburgh included short-term borrowings totaling $4,000,000, long-term borrowings with par values totaling $133,662,000 and letters of credit totaling $19,156,000. At December 31, 2025, the Corporation’s total credit exposure with the Federal Home Loan Bank of Pittsburgh included overnight borrowing of $27,000,000, long-term borrowings with par values totaling $120,935,000 and letters of credit totaling $22,987,000. Total credit exposure also includes accrued interest payable on the borrowings and the total of the Corporation’s credit enhancement obligations on residential mortgage loans sold under the MPF Original Program. Additional information regarding borrowed funds is included in Note 9 to the unaudited consolidated financial statements.

Additionally, the Corporation uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations or use repurchase agreements placed with brokers to borrow funds secured by investment assets. At September 30, 2026, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $299,890,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Deposits totaled $2,608,512,000 at September 30, 2026, up $43,796,000 from December 31, 2025. Average total deposits were $481,963,000 or 23.0% higher for the nine months ended September 30, 2026 as compared to the first nine months of 2025. Deposits of $501,488,000 were assumed from Susquehanna, effective October 1, 2025.

As shown in the table below, at September 30, 2026, estimated uninsured deposits totaled $812.8 million, or 31.1%, of total deposits, as compared to $811.2 million, or 31.4% of total deposits at December 31, 2025. Included in uninsured deposits are deposits collateralized by securities (almost exclusively municipal deposits) totaling $180.7 million at September 30, 2026. As shown in the table below, total uninsured and uncollateralized deposits amounted to 24.1% of total deposits at September 30, 2026, as compared to 24.7% of total deposits at December 31, 2025.

As summarized in the table that immediately follows, the Corporation’s highly liquid sources of available funds described above, including unused borrowing capacity with the Federal Home Loan Bank of Pittsburgh, unused availability on the Federal Reserve Bank of Philadelphia’s discount window, available federal funds lines with other banks and unencumbered available-for-sale debt securities, totaled $1.4 billion at September 30, 2026. Available funding from these sources totaled 170.3% of uninsured deposits and 219.0% of total uninsured and uncollateralized deposits at September 30, 2026.

Uninsured Deposits Information	September 30,	December 31,
	2026	2025
Total Deposits - C&N Bank	$2,617,398	$2,584,952

Estimated Total Uninsured Deposits	$812,808	$811,209
Portion of Uninsured Deposits that are
Collateralized	180,727	172,585
Uninsured and Uncollateralized Deposits	$632,081	$638,624

Uninsured and Uncollateralized Deposits as
a % of Total Deposits	24.1%	24.7%

Available Funding from Credit Facilities	$1,084,409	$886,306
Fair Value of Available-for-sale Debt
Securities in Excess of Pledging Obligations	299,890	319,624
Highly Liquid Available Funding	$1,384,299	$1,205,930

Highly Liquid Available Funding as a % of
Uninsured Deposits	170.3%	148.7%

Highly Liquid Available Funding as a % of
Uninsured and Uncollateralized Deposits	219.0%	188.8%

Based on the ample sources of highly liquid funds as described above, management believes the Corporation is well-positioned to meet its short-term and long-term funding obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Details concerning capital ratios at September 30, 2026 and December 31, 2025 are presented below.  Management believes, as of September 30, 2026, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject and maintain a capital conservation buffer (described in more detail below) that allows the Corporation and C&N Bank to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Further, as reflected in the table below,  the Corporation’s and C&N Bank’s capital ratios at September 30, 2026 and December 31, 2025 exceed the Corporation’s Board policy threshold levels.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(Dollars in Thousands)							Minimum To Be
					Minimum To Maintain		Well
			Minimum		Capital Conservation		Capitalized Under		Minimum To Meet
			Capital		Buffer at Reporting		Prompt Corrective		the Corporation's
	Actual		Requirement		Date		Action Provisions		Policy Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026:
Total capital to risk-weighted assets:
Consolidated	$358,770	15.01%	$191,238	≥8%	$250,999	≥10.5%	$239,047	≥10%	$262,952	≥11%
C&N Bank	346,214	14.50%	191,032	≥8%	250,730	≥10.5%	238,790	≥10%	262,669	≥11%
Tier 1 capital to risk-weighted assets:
Consolidated	311,330	13.02%	143,428	≥6%	203,190	≥8.5%	191,238	≥8%	215,142	≥9%
C&N Bank	318,774	13.35%	143,274	≥6%	202,972	≥8.5%	191,032	≥8%	214,911	≥9%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	311,330	13.02%	107,571	≥4.5%	167,333	≥7.0%	155,380	≥6.5%	179,285	≥7.5%
C&N Bank	318,774	13.35%	107,456	≥4.5%	167,153	≥7.0%	155,214	≥6.5%	179,093	≥7.5%
Tier 1 capital to average assets:
Consolidated	311,330	10.07%	123,693	≥4%	N/A	N/A	154,616	≥5%	247,385	≥8%
C&N Bank	318,774	10.34%	123,318	≥4%	N/A	N/A	154,147	≥5%	246,636	≥8%

December 31, 2025:
Total capital to risk-weighted assets:
Consolidated	$346,139	14.45%	$191,582	≥8%	$251,452	≥10.5%	$239,478	≥10%	$263,425	≥11%
C&N Bank	330,427	13.82%	191,318	≥8%	251,105	≥10.5%	239,148	≥10%	263,062	≥11%
Tier 1 capital to risk-weighted assets:
Consolidated	291,746	12.18%	143,687	≥6%	203,556	≥8.5%	191,582	≥8%	215,530	≥9%
C&N Bank	300,983	12.59%	143,489	≥6%	203,275	≥8.5%	191,318	≥8%	215,233	≥9%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	291,746	12.18%	107,765	≥4.5%	167,634	≥7.0%	155,661	≥6.5%	179,608	≥7.5%
C&N Bank	300,983	12.59%	107,616	≥4.5%	167,403	≥7.0%	155,446	≥6.5%	179,361	≥7.5%
Tier 1 capital to average assets:
Consolidated	291,746	9.32%	125,149	≥4%	N/A	N/A	156,437	≥5%	250,299	≥8%
C&N Bank	300,983	9.66%	124,597	≥4%	N/A	N/A	155,747	≥5%	249,195	≥8%

To avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization subject to the rule must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. At September 30, 2026, the minimum risk-based capital ratios, and the capital ratios including the capital conservation buffer, were as follows:

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

At September 30, 2026, the Corporation’s Capital Conservation Buffer was 7.01% and C&N Bank’s Capital Conservation Buffer was 6.50%.

On September 25, 2023, the Corporation announced a treasury stock repurchase program with no expiration that can be suspended or terminated by the Board of Directors, in its sole discretion. Under this program, the Corporation is authorized to repurchase up to 750,000 shares of its common stock. There were no shares repurchased during the first nine months of 2026. At September 30, 2026, there were 723,465 shares available to be repurchased under the program.

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

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale debt securities. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive (loss) income within stockholders’ equity. Accumulated other comprehensive (loss) income is excluded from the Bank’s and the Corporation’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $39,072,000 at September 30, 2026 and $23,154,000 at December 31, 2025. Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity. To the extent unrealized losses on available-for-sale debt securities result from credit losses, unrealized losses are recorded as a charge against earnings. The securities section of Management’s Discussion and Analysis and Note 6 to the unaudited consolidated financial statements provide additional information concerning management’s evaluation of available-for-sale debt securities for credit losses at September 30, 2026.

Tangible common equity is a non- U.S. GAAP measure, and tangible common book value per share and tangible common equity as a percentage of tangible assets are non- U.S. GAAP ratios. Management believes this non- U.S. GAAP information is helpful in evaluating the strength of the Corporation’s capital and in providing an alternative presentation of the Corporation’s net worth. Information at September 30, 2026 and December 31, 2025 is as follows:

(Dollars In Thousands, Except Per Share Data)	September 30,	December 31,
	2026	2025
Total Assets	$3,150,204	$3,132,469
Less: Intangible Asset, Goodwill	(63,311)	(63,311)
Less: Intangible Asset, Core Deposit Intangibles, net	(9,129)	(11,573)
Related Tax Effect on Core Deposit Intangibles, net	2,008	2,546
Tangible Assets (1)	$3,079,772	$3,060,131
Total Stockholders' Equity	$343,320	$341,714
Less: Intangible Asset, Goodwill	(63,311)	(63,311)
Less: Intangible Asset, Core Deposit Intangibles, net	(9,129)	(11,573)
Related Tax Effect on Core Deposit Intangibles, net	2,008	2,546
Tangible Common Equity (2)	$272,888	$269,376

Common Shares Outstanding, End of Period (3)	17,950,560	17,823,444
Common Book Value per Share (GAAP)	$19.13	$19.17
Tangible Common Book Value per Share = (2)/(3)	$15.20	$15.11
Tangible Common Equity (2) / Tangible Assets (1)	8.86%	8.80%

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

Table XI, which follows this discussion, is based on the results of calculations performed using the simulation model as of September 30, 2026 and December 31, 2025. The Table shows that as of the respective dates, the changes in net interest income and changes in economic value of equity were within the policy limits in all scenarios.

Based on September 30, 2026 and December 31, 2025 data, the amounts of net interest income decrease, as compared to the amounts based on current interest rates, in both the upward and downward rate scenarios. Similarly, at September 30, 2026 and December 31, 2025, EVE is modeled to decrease compared to the 0 basis point scenario in all of the rising and falling rate scenarios The modeling results reflect the impact of management’s assumptions that the Corporation’s deposit rates would rise in the increasing rate scenarios to a greater extent than they would fall in the decreasing rate scenarios. Further, results in the downward rate scenarios reflect limitations on the benefit of falling rates on some deposit types due to a 0% assumed floor.

Under U.S. generally accepted accounting principles, available-for-sale debt securities are carried at fair value as of each balance sheet date. The difference between amortized cost and fair value of available-for-sale debt securities, net of deferred income tax, is included in accumulated other comprehensive income (loss) within stockholders’ equity. Increases in interest rates have caused the fair value of the Corporation’s available-for-sale debt securities to decrease, resulting in an accumulated other comprehensive loss related to securities of $38.6 million at September 30, 2026. In contrast, most of the Corporation’s other financial instruments, including loans receivable (held for investment), deposits and borrowed funds are carried on the balance sheet at historical cost without adjustment for the impact of changes in interest rates.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XI – THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

September 30, 2026 Data
(In Thousands)	Period Ending September 30, 2027

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$207,806	$102,068	$105,738	(14.3)%	25.0%
+300	199,480	86,898	112,582	(8.8)%	20.0%
+200	191,097	73,259	117,838	(4.5)%	15.0%
+100	182,612	61,155	121,457	(1.6)%	10.0%
0	174,016	50,597	123,419	0.0%	0.0%
-100	165,057	44,459	120,598	(2.3)%	10.0%
-200	155,109	38,348	116,761	(5.4)%	15.0%
-300	144,041	32,489	111,552	(9.6)%	20.0%
-400	132,061	27,310	104,751	(15.1)%	25.0%

	Economic Value of Equity at September 30, 2026

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$663,118	(17.6)%	40.0%
+300	709,561	(11.8)%	30.0%
+200	750,361	(6.7)%	25.0%
+100	782,293	(2.8)%	15.0%
0	804,581	0.0%	0.0%
-100	794,291	(1.3)%	15.0%
-200	752,712	(6.4)%	25.0%
-300	696,399	(13.4)%	30.0%
-400	621,827	(22.7)%	40.0%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2025 Data
(In Thousands)	Period Ending December 31, 2026

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$190,241	$101,840	$88,401	(22.4)%	25.0%
+300	183,502	86,341	97,161	(14.7)%	20.0%
+200	176,675	72,323	104,352	(8.4)%	15.0%
+100	169,739	59,787	109,952	(3.5)%	10.0%
0	162,684	48,733	113,951	0.0%	0.0%
-100	155,164	41,661	113,503	(0.4)%	10.0%
-200	146,491	34,657	111,834	(1.9)%	15.0%
-300	136,961	28,400	108,561	(4.7)%	20.0%
-400	126,625	23,288	103,337	(9.3)%	25.0%

	Economic Value of Equity at December 31, 2025

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$572,841	(16.8)%	40.0%
+300	614,522	(10.7)%	30.0%
+200	649,738	(5.6)%	25.0%
+100	675,284	(1.9)%	15.0%
0	688,389	0.0%	0.0%
-100	665,037	(3.4)%	15.0%
-200	617,865	(10.2)%	25.0%
-300	553,948	(19.5)%	30.0%
-400	474,663	(31.0)%	40.0%

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 25, 2023, the Corporation announced a treasury stock repurchase program. Under the approved program, the Corporation is authorized to repurchase up to 750,000 shares of the Corporation’s common stock, or slightly less than 5% of the Corporation’s issued and outstanding shares at August 4, 2023. The program was effective when publicly announced and will continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion. All shares of common stock repurchased pursuant to the program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase and Sale Plan and its equity compensation program. There were no shares repurchased under the repurchase program during the third quarter 2026. At September 30, 2026, there were 723,465 shares available to be repurchased under the program.

The following table sets forth a summary of purchases by the Corporation, in the open market, of its equity securities during the third quarter 2026:

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet
			Publicly	be Purchased
	Total Number	Average	Announced	Under
	of Shares	Price Paid	Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
July 1 - 31, 2026	0	$0	0	723,465
August 1 - 31, 2026	0	$0	0	723,465
September 1 - 30, 2026	0	$0	0	723,465
Total	0	$0	0

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Mine Safety Disclosures

Not applicable

Item 5.     Other Information

During the three months ended September 30, 2026, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.       Exhibits

2.1	Agreement and Plan of Merger dated April 23, 2025 between Susquehanna Community Financial, Inc. and Citizens & Northern Corporation	Incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed April 23, 2025

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 10-Q filed May 6, 2022

3.2	By-laws	Incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed September 22, 2026

31.	Rule 13a-14(a)/15d-14(a) certifications:

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32.	Section 1350 certifications	Filed herewith

101.INS	Inline XBRL Instance Document.	Filed herewith

101.SCH	Inline XBRL Schema Document.	Filed herewith

101.CAL	Inline XBRL Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Presentation Linkbase Document.	Filed herewith

104	The cover page of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (contained in Exhibit 101).	Filed herewith

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

November 6, 2026	By: /s/ J. Bradley Scovill
Date	President and Chief Executive Officer

November 6, 2026	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer